Form 10-K
period 2004-12-31
GFI Group Inc.
filed 2005-03-31
CIK 1292426

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended: December 31, 2004
Or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No: 000-51103

GFI Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0006224 (I.R.S. Employer Identification No.)
100 Wall Street, New York, NY (Address of principal executive offices)	10005 (Zip Code)

Registrant's telephone number, including area code: (212) 968-4100

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value Per Share

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last reported sales price per share of $25.53 for our common stock on the Nasdaq National Market on February 28, 2005 was approximately $193,911,890. The registrant did not have publicly traded securities as of June 30, 2004 and has no outstanding non-voting stock.

        As of February 28, 2005 there were 26,751,455 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

  •
  the risks and other factors described under the heading "Risk Factors" and elsewhere in this Annual Report;

  •
  expansion and growth of our operations generally or of specific products;

  •
  our ability to attract and retain key personnel, including highly qualified brokerage personnel;

  •
  our entrance into new brokerage markets, investments in establishing new brokerage desks and the hiring of new brokers;

  •
  future results of operations and financial condition;

  •
  business strategies;

  •
  economic, political and market factors affecting trading volumes, securities prices, or demand for the Company's brokerage services;

  •
  risks associated with potential acquisitions by us of businesses or technologies;

  •
  uncertainties associated with currency fluctuations;

  •
  our failure to protect or enforce our intellectual property rights;

  •
  our ability to keep up with rapid technological change;

  •
  changes in laws and regulations governing our business and operations or permissible activities;

  •
  uncertainties relating to litigation; and

  •
  changes in the availability of capital.

        The foregoing risks and uncertainties, as well as those risks discussed under the headings "Risk Factors"; "Item 7—Managements Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A—Quantitative and Qualitative Disclosures About Market Risk" and elsewhere is this Annual Report, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities Exchange Commission (the "SEC") and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publically update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.    BUSINESS

Overview of Business

        We founded our business in 1987. GFI Group Inc. (the "Company") was incorporated under the laws of the State of Delaware in August 2001. Since November 2001, the Company has been a holding company that, through its subsidiaries, is a leading inter-dealer broker specializing in over-the-counter derivatives products and related securities. We provide brokerage services and data and analytics products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. We function as an intermediary on behalf of our brokerage clients by matching their trading needs with counterparties having reciprocal interests. We focus on the more complex, and often less liquid, markets for sophisticated financial instruments, primarily derivatives, where inter-dealer brokers have traditionally been able to provide services to their clients that generate higher commissions per transaction than in the markets for more standardized financial instruments. Many of these markets offer an opportunity for strong growth.

        We offer a hybrid brokerage approach to our clients that combines a range of telephonic and electronic trade execution services, depending on the needs of the individual markets. We complement our hybrid brokerage capabilities with value-added services, such as data and analytics products for decision support. We earn revenues for our brokerage services and charge fees for certain of our data and analytics products.

Website Access to Reports

        Our Internet website address is www.gfigroup.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Proxy Statements for our Annual Meetings will also be available through our Internet website.

        Information relating to corporate governance of the Company is also available on our website including information concerning our directors, board committees, including committee charters, our Code of Business Conduct and Ethics for all employees and for senior financial officers and our compliance procedures for accounting and auditing matters.

        Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Industry

        On most business days, trillions of dollars in securities, commodities, currencies and derivative instruments are traded around the world. These products range from standardized financial instruments, such as common equity securities and futures contracts, that are typically traded on exchanges, to more complex, less standardized instruments, such as over-the-counter derivatives, that are typically traded between institutional dealers, which are primarily global investment banks and money center banks. Buyers and sellers of exchange-traded financial instruments benefit from the price transparency and enhanced liquidity provided by liquidity facilitators, such as market makers and specialists, who participate in those markets. Buyers and sellers of many over-the-counter instruments, on the other hand, frequently rely on an inter-dealer broker to facilitate liquidity by gathering pricing information and identifying counterparties with reciprocal interests.

        We define a liquid financial market as one in which a financial instrument is easy to buy or sell quickly with minimal price disturbance. The liquidity of a market for a particular financial product or instrument depends on several factors, including: the presence of a number of market participants and facilitators of liquidity; the availability of pricing reference data; and the availability of standardized terms. Liquid markets are characterized by substantial price competition, efficient execution and high trading volume. While a market for an exchange-traded instrument is ordinarily liquid, some large over-the-counter markets, such as the market for U.S. treasury securities, are also highly liquid. In such markets, commissions are generally lower because there are often numerous, readily identifiable buyers and sellers causing the traditional telephonic brokerage services of inter-dealer brokers to be less essential and to command less of a premium.

        Less liquid markets are characterized by fewer participants, less price transparency and lower trading volumes. Complex financial instruments that are traded over-the-counter are often less liquid and are traded primarily by more sophisticated institutional buyers and sellers. In a less liquid market, an inter-dealer broker can provide greater value to the efficient execution of a trade by applying its market knowledge to locate a number of bids and offers so that buyers and sellers may find counterparties with which to trade, which can be especially helpful for large or non-standardized transactions. An inter-dealer broker ordinarily accomplishes this by contacting potential counterparties directly by telephone or electronic messaging and, in some cases, with proprietary trading technology. In addition, in a less liquid market with fewer participants, disclosure of the intention of a participant to buy or sell could disrupt the market and lead to poor pricing. By using an inter-dealer broker, the identities of the transaction parties are not disclosed until the trade is consummated and, therefore, market participants better preserve their anonymity. For all these reasons, in a less liquid market, an inter-dealer broker can offer important value to market participants.

        As a market for a particular financial instrument develops and matures, more buyers and sellers enter the market, resulting in more transactions and more pricing information. In addition, the terms of such financial instrument tend to become more standardized, generally resulting in a more liquid market. In this way, a relatively illiquid market for an instrument may evolve over a period of time into a more liquid market. As this evolution occurs, we believe the characteristics of trading, the preferred mode of execution and the size of commissions that inter-dealer brokers may charge, will also change. In some cases, as the market matures, an inter-dealer broker may lower its client's execution costs by providing the client with an electronic screen or system that displays the most current pricing information. In addition, a market may have some characteristics of both more liquid and less liquid markets, which requires an inter-dealer broker to offer integrated telephonic and electronic brokering. We refer to this integrated service as hybrid brokerage. In some cases, hybrid brokerage involves coupling traditional broker-executed services with various electronic enhancements, such as electronic communications, price discovery tools and order entry. In other cases, hybrid brokerage involves full electronic execution supported by telephonic communication between the broker and its clients.

Our Market Focus

        Our brokerage operations focus on a wide variety of credit, financial, equity and commodity instruments around the world. Within these markets, we focus on the more complex, less liquid markets for sophisticated financial instruments, primarily over-the-counter derivatives. Over-the-counter derivatives are generally structured as forwards, swaps or options. A forward is an agreement between two parties to exchange an asset or cash flows at a specified future date at a price agreed on the trade date. A swap is an agreement between two parties to exchange cash flows or other assets or liabilities at specified payment dates during the agreed-upon life of the contract. An option is an agreement that gives the buyer the right, but not the obligation, to buy or sell a specified amount of an underlying asset at an agreed upon price on, or until, the expiration of the contract. We also support and enhance our brokerage operations by offering several data and analytics products to our clients.

        We provide brokerage services to our clients in the form of either agency or principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and they then settle the trade directly. Commissions charged to our clients in agency transactions vary across the products for which we provide brokerage services.

        We generate revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, we act as a "middleman" by serving as counterparty for an identified buyer and an identified seller in matching reciprocal back-to-back trades. These transactions are then settled through clearing institutions with whom we have a contractual relationship. Because the buyer and seller each settle their transactions through us rather than with each other, the parties are able to maintain their anonymity. A very limited number of our brokerage desks are allowed to enter into unmatched principal transactions to facilitate a customer's execution needs for transactions initiated by such customers. These unmatched positions are intended to be held short term and in liquid markets. Revenue from principal transactions has been growing as a percentage of our total brokerage revenue. The increase in our revenue from principal transactions has primarily resulted from the development of our brokerage services in new and existing product areas in which principal execution is either required or more common than agency execution.

        Credit Products.    We provide brokerage services in a broad range of credit derivative and cash bond instruments. The most common credit derivative, a credit default swap, was developed by global banks during the early 1990s. A credit default swap is essentially like an insurance contract, in which the insured party pays a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller makes a payment to the buyer if there is a credit default or other specified credit event with respect to the issuer of the underlying credit instrument referenced in the credit default swap. The credit default swap market has evolved from trading simple single-entity credit default swaps to a range of customized product structures and index products, allowing investors greater flexibility in tailoring credit positions that correspond to their desired risk level.

        Each of our offices in New York, London, Sydney, Hong Kong, and Singapore provides brokerage services in a broad range of credit derivative products, including single-entity credit default swaps, emerging market credit default swaps, credit indices, options on single-entity credit default swaps, options on credit indices and credit index tranches. We also provide brokerage services in markets for a range of non-derivative credit instruments, such as investment grade corporate bonds, high yield corporate bonds, emerging market Eurobonds, bank capital preferred shares, asset-backed bonds and floating rate notes. We have recently expanded our services in New York and London to better accommodate clients that engage in trading strategies that combine credit default swaps with convertible bonds and equity derivatives on securities of a single issuer or basket of issuers. This expansion allows us increasingly to compile data on a single issuer from each of the bond, equity and credit derivative markets and to provide investors with analytical insight into a single issuer or related issuers. We support our credit brokerage with GFI CreditMatch®, an electronic trading system that provides trading, trade processing and straight-through-processing functionality to our clients. Consistent with our hybrid brokerage model, clients may choose between utilizing GFI CreditMatch® to trade certain credit derivative products entirely on screen or executing the same transaction over the telephone through our brokers.

        Financial Products.    We provide brokerage services in a range of financial instruments, including foreign exchange options, exotic options and interest rate swaps. Exotic options include non-standard options on baskets of foreign currencies, forward contracts and non-deliverable forward contracts, which are forward contracts that do not require physical delivery of the underlying asset. For these products, we offer telephonic brokerage services in our New York, London, Singapore, Hong Kong and Sydney offices, augmented in select markets with our GFI FX Trading System, a browser-based electronic trading platform. We also offer a straight-through-processing capability that automatically reports completed telephonic and electronic transactions directly to our clients' position-keeping systems and provides position updates. This processing capability covers currency option trades executed through our worldwide brokerage desks. Our New York office focuses on providing brokerage services for foreign exchange option trading among the U.S. Dollar, the Japanese Yen and the Euro, which are referred to as the G3 currencies, and the Canadian markets as well as foreign exchange options, forward contracts and non-deliverable forward contracts and interest rate swaps for certain Latin America currencies. Our London office also covers foreign exchange option trading in the G3 currencies along with nearly all European cross currencies, including the Russian Rouble and Eastern European currencies, in which we provide brokerage services for forwards and non-deliverable forwards. Our brokers in Singapore provide brokerage services for foreign exchange currency options and non deliverable forwards for regional and G3 currencies. Our Sydney office brokers foreign exchange currency options for the Australian dollar and G3 currencies for our customers in Australia.

        Equity Products.    We provide brokerage services in a range of equity products, including U.S. domestic equity, international equity, equity derivatives and Global Depositary Receipts ("GDRs") and American Depositary Receipt ("ADRs") stocks. For these products, we offer telephonic brokerage services from our brokerage desks in London, Hong Kong and New York and, where appropriate, our electronic screen-based trading systems. Through our various offices we broker trades in the over-the-counter market as well as certain exchange traded securities. Our London office provides brokerage services in equity index options, single stock options, global depository receipts, Pan-European equities and Japanese equity derivatives. From our Hong Kong office, we offer brokerage services in GDRs and ADRs for Hong Kong, Korean and Japanese equity derivatives. Our New York office provides brokerage services in single stock cash equities, single stock options, index options, sector options, equity default swaps, variance swaps, total return swaps and ADRs.

        Commodity Products.    We provide brokerage services in a wide range of commodity products, including electricity, wet and dry freight derivatives, precious metals, coal, natural gas, oil, weather derivatives, emissions and pulp and paper. Wet freight derivatives allow oil companies, ship owners and other users of wet freight cargo capacity to better manage volatile shipping costs for their products by effectively locking in the cost of shipping future product. Through a partnership with A.C.M. Shipping Limited, we offer hybrid telephonic and electronic brokerage of wet freight derivatives in London, Singapore and New York. Weather derivatives allow utilities, agri-businesses and other weather-affected businesses to better manage risks associated with changes in weather patterns. For example, a utility may purchase a weather derivative in order to guard against the risk that unseasonably cool summer weather will result in lower energy consumption by its clients. We provide extensive brokerage services for both cash-based and derivative instruments in energy products such as electricity, natural gas and weather derivatives. Our London office provides energy product brokerage services in many European national markets, including for electricity, natural gas, oil, coal and emissions. In London, our telephonic brokerage capabilities are augmented with electronic brokerage capabilities that enable our clients to trade electricity, coal, and wet and dry freight derivatives on the GFI Energy Trading System or on a trading system we license from a third party. From our New York office, we provide brokerage services in natural gas, oil and in numerous U.S. regional electricity markets. Our Singapore office brokers dry freight derivatives and has recently commenced the brokering of oil derivatives.

        We provide both telephonic and electronic brokerage in pulp, recycled, printing, writing and packaging paper products, including a full range of derivative instruments for such products, such as physical forwards, financial swaps, options, caps, floors and collars. From our brokerage desks in New York, London and Sydney, we also serve the global precious metals markets with brokerage in spot, forward, swap and options contracts focusing on gold, silver, platinum and palladium.

        Data and Analytics.    In selected markets, we license market data and analytics products that are used to build pricing models, develop trading strategies and to manage, price and revalue derivative portfolios. These products are sold on a subscription basis through a dedicated sales team. We believe that offering these products builds client loyalty and expands our profile in these markets while generating additional revenue.

        We provide market data in the following product areas: foreign exchange options, credit derivatives, European repurchase agreements, emerging market bonds, European energy and North American energy. We make our data available through a number of channels including streaming web portals, file transfer protocol downloads, Fenics analytical tools and data vendors. Revenue from market data services consists of up-front license fees and monthly subscription fees and individual large database sales. In addition, we have data distribution relationships with Reuters, Telerate, Bloomberg and Comstock who license our data for distribution to their global user bases.

        We currently offer our Fenics analytics products in the foreign exchange option, precious metals, credit derivative, energy derivative and wet and dry freight markets. Fenics FX is a leading foreign exchange option analysis tool that was licensed for use at more than 600 sites globally as of December 31, 2004. Fenics FX provides an array of tools, math models and independent market data that permits clients to quickly and accurately price and revalue both standard and exotic foreign exchange options. Fenics FX can also be integrated with most aspects of a client's trading infrastructure, and allows clients to control, monitor and more effectively oversee each stage of foreign exchange option trading. We are currently developing a foreign exchange options trading system that will enable one of the world's largest banks to offer customized online pricing and trading services to their buy-side clients. This project will bring together our Fenics FX capability with our experience in developing online trading platforms. We also offer Fenics Credit, a tool for pricing and managing credit derivatives. Fenics Credit was developed in partnership with independent academics Dr. John Hull and Dr. Alan White of the University of Toronto. Fenics Credit allows clients to price and manage credit default swaps, credit options and baskets of credit derivatives. Fenics Energy is an advanced option pricing and risk analysis tool for the over-the-counter electricity and gas markets which allows users to price a broad range of option contracts. Fenics Freight provides market data, analytical tools and option pricing for freight derivatives.

Our Clients

        We provide brokerage services and data and analytics products to over 1,300 institutional clients, including leading investment and commercial banks, large corporations, insurance companies and large hedge funds. Nothwithstanding our large number of clients, the majority of our brokerage revenues are generated by several dozen large financial institutions. The dealers that are our principal brokerage clients are many of the leading financial institutions in the world, including: Bear Stearns, Citigroup, Credit Suisse First Boston, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Lehman Brothers, Merrill Lynch, Morgan Stanley and UBS.

Sales and Marketing

        In order to promote new and existing brokerage, data and analytics software services, we utilize our own marketing and public relations expertise and implement selective advertising and media campaigns. We participate in numerous trade-shows to reach potential brokerage, data and technology clients. We also utilize speaking opportunities to position key brokers and specialists as market experts and help promote our core products and services. Additionally, we market our brokerage services through the direct interaction of our brokers with their clients. This direct interaction also permits our brokers to discuss new product and market developments with our clients. Our data and analytics products are actively marketed through a dedicated sales and support team. As of December 31, 2004, we employed 42 sales, marketing and customer support professionals, consisting of 27 sales employees and executives, 3 marketing employees and 12 customer support employees. Our sales force calls on a broad range of clients including traders, risk managers, sales staff, analysts and e-commerce specialists at banks, hedge funds, fund managers, insurance companies and treasurers in large corporations.

Technology

        Brokerage Technology.    We employ a technology development philosophy that emphasizes state-of-the-art technology with cost efficiency in both our electronic brokerage systems and data and analytics products. We take a flexible approach by developing in-house, purchasing or leasing technology products and services and by outsourcing support and maintenance to manage technology expense more effectively. For each market in which we operate, we seek to provide the optimal mix of electronic and telephonic brokerage.

        We offer our products and services through a global communications network that is designed to ensure secure, reliable and timely access to the most current market information. We provide our clients with a variety of means to connect to our brokers and trading systems, including dedicated point-to-point data lines, virtual private networks and the Internet.

        We are working with a small but increasing number of our clients to implement straight-through-processing between our trading systems and the systems used by our clients to record, report and store transaction data. These efforts seek to automate large parts of the trade reporting and settlement process, thereby reducing errors, risks and costs traditionally associated with post-trade activities. We may also develop or customize trading systems for our customers.

        Market Data and Analytics Products Technology.    Our market data and analytics products are developed internally using advanced development methodologies and computer languages. Through years of developing Fenics products, our in-house software development team is experienced in creating simple, intuitive software for use with complex derivative instruments.

        Support and Development.    At December 31, 2004, we employed a team of 116 computer, telecommunication, network, database, client support, quality assurance and software development specialists. The activities of our development staff are split approximately evenly between infrastructure support services and software development. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our clients and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

        Disaster Recovery.    We have contingency plans in place to protect against major carrier failures, disruption in external services (market data and Internet service providers), server failures and power outages. All critical services are connected via redundant and diverse circuits and, where possible, we employ site diversity. Production applications are implemented with a primary and back-up server, and all data centers have uninterruptible power source and generator back-up power. Our servers are backed-up daily, and back-up tapes are sent off-site weekly.

Intellectual Property

        We seek to protect our internally developed and purchased intellectual property through a combination of patent, copyright, trademark, trade secret, contract and fair business practice laws. Where appropriate, we also license software and technology that is protected by intellectual property rights belonging to third parties. Our proprietary technology, including our Fenics software, is generally licensed to clients under written license agreements.

        We pursue registration of some of our trademarks in the United States and in other countries. "GFI Group", "GFInet", "Fenics" and "GFI CreditMatch" are registered trademarks in the United States and/or numerous overseas jurisdictions. We have also applied for registration of various other trademarks, including multiple derivations of the "GFI Group", "GFInet" and "GFI CreditMatch" names.

        We have applied for several patents related to our products and services. We believe that no single patent or application or group of patents or applications will be of material importance to our business as a whole.

Competition

        Competition in the inter-dealer brokerage industry is intense. Our primary competitors with respect to our brokerage services are currently other inter-dealer brokers, multi-dealer trading consortia and securities and futures exchanges. Our primary competitors for our data and analytics products are currently other data and technology vendors and other inter-dealer brokers.

        Inter-Dealer Brokers.    The current size of the wholesale brokerage market is difficult to estimate as there is little formal external data on the industry and several participants are private companies. However, we believe there are four major, diversified inter-dealer brokers with which we compete. Other inter-dealer broker competitors include a number of smaller firms that tend to specialize in specific product areas and several trading platforms for specific products.

        Consortia and Exchanges.    The Internet boom resulted in the establishment of many electronic brokerage or trading platform start-ups. Only a limited number of these firms, with either backing from groups that have organized themselves as a consortia of major dealers or from one or more inter-dealer brokers, have survived. Dealer firms within a consortium platform could elect to conduct a disproportionate or increased share of their business between other member firms, or even to deal directly with each other, thus reducing liquidity in the traditional inter-dealer markets and potentially reducing the size of our market.

        Certain derivatives exchanges allow participants to trade standardized futures and options contracts. Exchange-traded products, unlike the over-the-counter products we focus on, typically contain more standardized terms, are more commoditized, and are typically traded in contracts representing smaller notional amounts. Recently, several exchanges have entered into agreements with some inter-dealer brokers to clear over-the-counter products. We believe that exchanges will continue to seek to leverage their platforms and attempt to grow by introducing products designed to compete with certain of the products covered by inter-dealer brokers in the over-the-counter marketplace.

        Data and Analytics.    Several large market data and information providers compete for a presence on virtually every trading desk in our industry. Some of these entities currently offer varying forms of electronic trading of the types of financial instruments in which we specialize. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. In addition, these entities are currently competitors to, and in some cases clients of, our data and analytical services. Further, we face competition for certain sales of our data products from data vendors formed as a consortium of major financial institutions.

Regulation

        Certain of our subsidiaries, in the ordinary course of their business, are subject to extensive regulation by government and self-regulatory organizations both in the U.S. and abroad. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets. These regulations are designed primarily to protect the interests of the investing public generally and thus cannot be expected to protect or further the interests of our company or our stockholders and may have the effect of limiting or curtailing our activities, including activities that might be profitable.

        U.S. Regulation and Certain Clearing Arrangements.    GFI Securities LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC, and the State of New York, and is a member of the National Association of Securities Dealers ("NASD"). Broker-dealers are subject to regulations and industry standards of practice that cover many aspects of their business, including initial licensing requirements, sales and trading practices, safekeeping of clients' funds and securities, capital structure, record keeping, supervision and the conduct of affiliated persons, including directors, officers and employees. GFI Securities LLC also operates an electronic trading system that is regulated pursuant to Regulation ATS under the Securities Act of 1933, as amended (the "Securities Act").

        We face the risk of significant intervention by regulatory authorities, including extensive examination and surveillance activity. The SEC, the NASD and other governmental regulatory authorities (including state securities commissions) and self-regulatory organizations that supervise and regulate us generally have broad oversight and enforcement powers. If we fail to remain in compliance with laws, rules and industry standards of practice, we could face investigations and judicial or administrative proceedings that may result in substantial fines. Alternatively, or in addition to being fined, our regulators could institute administrative proceedings that can result in censure, the issuance of cease and desist orders, the suspension or expulsion of a broker-dealer and its affiliated persons, officers or employees or other similar consequences.

        In addition, the businesses that GFI Securities LLC may conduct are limited by its membership agreement with the NASD. The membership agreement may be amended by application to include additional businesses. This application process is time-consuming and may not be successful. As a result, GFI Securities LLC may be prevented from entering new businesses that may be profitable in a timely manner, or at all.

        As a member of the NASD, GFI Securities LLC is subject to certain regulations regarding changes in control of its ownership. NASD Rule 1017 generally provides that NASD approval must be obtained in connection with any transaction resulting in a change in control of a member firm. The NASD defines control as ownership of 25% or more of the firm's equity by a single entity or person and would include a change in control of a parent company. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited by the NASD.

        Four of GFI Securities LLC's equity and bond brokerage desks have experienced issues relating to reporting trades to the NASD on a timely basis, which is required by NASD rules. In February 2005, this subsidiary was fined $25,000 for issues relating to late trade reporting of trades in 2004. In addition, this subsidiary has been fined a total of $50,000 on three other occasions during the past two years for similar issues in prior periods. GFI Securities LLC is currently being examined by the NASD for similar issues relating to late trade reporting for four periods in 2003 and 2004. Since its last examination, and after discussion with the NASD, this subsidiary has taken steps designed to improve its ability to report trades in a timely manner. While we believe that these efforts will be effective and diminish or eliminate this problem, we cannot make any assurance that our efforts will be effective. In connection with its current examinations, the NASD may seek to impose further fines on us or seek to take other corrective action.

        GFI Securities LLC is also an introducing broker with the National Futures Association, which we refer to as the NFA, and the Commodity Futures Trading Commission, which we refer to as the CFTC. The NFA and CFTC require their members to fulfill certain obligations, including the filing of quarterly and annual financial reports. Failure to fulfill these obligations in a timely manner can result in disciplinary action against the firm.

        The SEC, NASD, CFTC and various other regulatory agencies within and outside of the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer's capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule under the Exchange Act requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form.

        If these net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, our operations that require the intensive use of capital would be limited. A large operating loss or charge against our net capital could adversely affect our ability to expand or even maintain these current levels of business, which could have a material adverse effect on our business and financial condition.

        The SEC and the NASD impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm's liquidation. Additionally, the Net Capital Rule and certain NASD rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and the NASD for certain capital withdrawals.

        GFI Securities LLC has been, and currently is, in compliance with the net capital rules and has net capital in excess of the minimum requirements. We do not believe that we are currently subject to any regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole.

        GFI Securities LLC is also a member of the Mortgage-Backed Securities Clearing Corporation, which we refer to as the MBSCC, for the purpose of clearing certain mortgage-backed securities. This membership requires GFI Securities LLC to maintain minimum net capital of $5.0 million in excess of the minimum amount prescribed in its membership agreement, including a minimum deposit with the MBSCC of $250,000.

        We maintain clearing arrangements with selected financial institutions in order to settle our matched principal transactions and maintain deposits with such institutions in support of those arrangements.

        Foreign Regulation and Certain Clearing Arrangements.    Our overseas businesses are also subject to extensive regulation by various foreign governments and regulatory bodies. In the United Kingdom, the Financial Services Authority ("FSA") regulates our subsidiaries, GFI Brokers Limited, GFI Securities Limited and GFInet U.K. Limited. GFInet U.K. Limited does not currently conduct any regulated business and we have applied to the FSA to request that GFInet U.K. Limited's FSA license be cancelled as of December 31, 2004. The regulatory framework applicable to our U.K. regulated subsidiaries is extensive and broadly similar to that described above for our U.S. regulated subsidiaries.

        As with those U.S. subsidiaries subject to NASD rules, the ability of our regulated U.K. subsidiaries to pay dividends or make capital distributions may be impaired due to applicable capital requirements. Our regulated U.K. subsidiaries are subject to "consolidated" regulation, in addition to being subject to regulation on a legal entity basis. Consolidated regulation impacts the regulated entity and its parent holding companies in the U.K, including the regulated entity's ability to pay dividends or distribute capital.

        Our regulated U.K. subsidiaries are also subject to regulations regarding changes in control similar to those described above for GFI Securities LLC. Under FSA rules, regulated entities must obtain prior approval for any transaction resulting in a change in control of a regulated entity. Under applicable FSA rules, control is broadly defined as a 10% interest in the regulated entity or its parent or otherwise exercising significant influence over the management of the regulated entity. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited by the FSA.

        GFI Securities Limited is a member of Euroclear for the purpose of clearing certain debt and equity transactions. This membership requires GFI Securities Limited to deposit collateral with Euroclear so that Euroclear will extend a clearing line to GFI Securities Limited.

        In Hong Kong, the Securities and Futures Commission (the "SFC") regulates our subsidiary, GFI (HK) Securities LLC, as a Securities Dealer. The compliance requirements of the SFC include, among other things, net capital requirements (known as the Financial Resources Rule) and stockholders' equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with GFI (HK) Securities LLC and requires the registration of such persons.

        In Singapore, the Monetary Authority of Singapore ("MAS") regulates our subsidiary GFI Group PTE Ltd. The applicable compliance requirements of the MAS include, among other things, maintaining stockholders' equity of 3 million Singapore dollars and monitoring GFI Group PTE Ltd.'s trading practices and business activities. The MAS regulates the activities of certain of the officers and employees of GFI Group PTE Ltd, and requires regular reports of our financial condition.

        In Sydney, our brokerage operations are conducted through a branch of GFI Brokers Limited. GFI Brokers Limited is registered as a foreign corporation in Australia and is conditionally exempt from the requirement to hold an Australian financial services license under the Australian Securities and Investments Commission Corporations Act 2001 in respect of the financial services it provides in Australia. This exemption applies to foreign companies regulated by the FSA in accordance with UK regulatory standards.

        All of our subsidiaries that are subject to foreign net capital rules have been, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

        Changes in Existing Laws and Rules.    Additional legislation and regulations, changes in rules promulgated by the government, regulatory bodies or clearing organizations described above or changes in the interpretation or enforcement of laws and regulations may directly affect the manner of our operation, our net capital requirements or our profitability. In addition, any expansion of our activities into new areas may subject us to additional regulatory requirements that could adversely affect our business, reputation and results of operations.

Employees

        At December 31, 2004, we employed 868 people. Of these, 560 are brokerage personnel (consisting of 502 brokers and 58 trainees and clerks), 116 are technology and telecommunications specialists and 42 comprise our analytics sales, marketing and customer support professionals. Approximately 48% of our employees are based in New York, 43% are based in London and the remaining 9% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruption of operations due to labor disagreements.

Risk Factors

Risks Related to Our Business

Economic, political and market factors beyond our control could reduce trading volumes, securities prices and demand for our brokerage services, which could harm our business and our profitability

        In each of the past three years ended December 31, 2004, 2003 and 2002, over 94% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services, which are directly affected by many national and international factors that are beyond our control. Any one of the following factors, among others, may cause a substantial decline in the financial markets in which we offer our services, resulting in reduced trading volume. These factors include:

  •
  economic and political conditions in the United States, Europe and elsewhere in the world;

  •
  concerns about terrorism and war;

  •
  concerns over inflation and wavering institutional and consumer confidence levels;

  •
  the availability of cash for investment by our dealer clients and their clients;

  •
  the level and volatility of interest rates and foreign currency exchange rates;

  •
  the level and volatility of trading in certain equity and commodity markets;

  •
  the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities (which difference we refer to as credit spreads); and

  •
  legislative and regulatory changes.

        In recent years, the financial markets in which we offer our services have been adversely affected by acts of war, terrorism and other armed hostilities. These or similar acts have in the past increased or prolonged, and may in the future increase or prolong, negative economic conditions.

        Declines in the volume of trading in the markets in which we operate generally result in lower revenue from our brokerage business. In addition, although less common, some of our brokerage revenues are determined on the basis of the value of transactions or on credit spreads. Our profitability would be adversely affected by a decline in revenue because a portion of our costs are fixed. For these reasons, decreases in trading volume or declining prices or credit spreads could have an adverse effect on our business, financial condition or results of operations.

We face substantial competition that could negatively impact our market share and our profitability.

        The financial services industry generally, and the inter-dealer brokerage businesses in which we are engaged in particular, are very competitive, and we expect competition to continue to intensify in the future. Some of the companies with which we compete are better capitalized than we are and have greater financial, technical, marketing and other resources than we have. Our current and prospective competitors include:

  •
  other inter-dealer brokerage firms;

  •
  electronic multi-dealer trading companies or consortia;

  •
  other providers of data and analytics products; and

  •
  securities, futures and derivatives exchanges and electronic communications networks.

        Some of our competitors offer a wider range of services, have broader name recognition and have larger client bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can, and may be able to undertake more extensive marketing activities. Our competitors may also seek to hire our brokers, which could result in a loss of brokers by us or in increased costs to retain our brokers. In addition to the competitors described above, our large institutional clients may increase the amount of trading they do directly with each other rather than through us, in which case our revenues could be adversely affected. If we are not able to compete successfully in the future, our business, financial condition and results of operations would be adversely affected.

        We have experienced intense price competition in our brokerage business in recent years. Some competitors may offer brokerage services to clients at lower prices than we are offering, which may force us to reduce our prices or to lose market share and revenue. In addition, we focus on providing brokerage services in less liquid markets for complex financial instruments. As the markets for these instruments become more liquid, we could lose market share to other inter-dealer brokers and electronic multi-dealer brokers who specialize in providing brokerage services in more liquid markets. If a financial instrument for which we provide brokerage services becomes listed on an exchange, the need for the services of an inter-dealer broker for that instrument may be severely diminished and, as a result, the need for our services in relation to that instrument could be significantly reduced.

Because competition for the services of brokers is intense, we may not be able to attract and retain the highly skilled brokers we need to support our business.

        We strive to provide high-quality brokerage services that allow us to establish and maintain long-term relationships with our clients. Our ability to continue to provide these services and maintain these relationships depends, in large part, upon our brokers. As a result, we must attract and retain highly qualified brokerage personnel. Competition for the services of brokers is intense, especially for brokers with extensive experience in the specialized markets in which we participate or may seek to enter. If we are unable to hire highly qualified brokers, we may not be able to enter new brokerage markets or develop new products. If we lose one or more of our brokers in a particular market in which we participate, our revenues may decrease and we may lose market share in that particular market.

        We may not be successful in our efforts to recruit and retain brokerage personnel. If we fail to attract new personnel or to retain and motivate our current personnel, or if we incur increased costs associated with attracting and retaining personnel, our business, financial condition and results of operations may suffer.

        In addition, recruitment and retention of qualified staff could result in substantial additional costs. We have been party to, or otherwise involved in, several litigations and arbitrations involving competitor claims in connection with new employee hires and claims from former employees in connection with the termination of their employment. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We are currently involved in several litigations and arbitrations with our competitors relating to new employee hires or departures in our New York and London offices. We believe such proceedings are common in our industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these claims, we generally incur significant expense and management time dealing with these claims.

We are dependent on our management team, and the loss of any key member of our team may prevent us from executing our business strategy effectively.

        Our future success depends, in large part, upon our management team. In particular, we are highly dependent on the continued services of our chief executive officer and founder, Michael Gooch, and other executive officers who possess extensive financial markets knowledge and management skills. Neither Michael Gooch nor Colin Heffron, our president, are bound by employment contracts to remain with us for a specified period of time. We may not be able to find an appropriate replacement for Michael Gooch, Colin Heffron or any other executive officer if the need should arise. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products. We maintain "key person" life insurance policies on Michael Gooch, but we do not have any such policies for our other officers or personnel.

If we are unable to continue to identify and exploit new market opportunities, our ability to maintain and grow our business may be adversely affected.

        As more participants enter our markets, the resulting competition often leads to lower commissions. This may result in a decrease in revenue in a particular market even if the volume of trades we handle in that market has increased. As a result, our strategy is to broker more trades and increase market share in existing markets and to seek out new markets in which we can charge higher commissions. Pursuing this strategy may require significant management attention and broker expense. We may not be able to attract new clients or successfully enter new markets. If we are unable to continue to identify and exploit new market opportunities on a timely and cost-effective basis, our revenues may decline, which would adversely affect our profitability.

If we are unable to manage the risks of international operations effectively, our business could be adversely affected.

        We provide services and products to clients in Europe, Asia and Australia through offices in London, Hong Kong, Singapore and Sydney and we may seek to further expand our operations throughout these regions in the future. On a geographic basis, approximately 50% and 54% of our total revenues for the years ended December 31, 2004 and 2003, respectively, were generated by our U.K. operations, 44% and 38%, respectively, were generated by our U.S. operations and 6% and 8%, respectively, were generated by our operations in the Asia-Pacific region. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

  •
  additional regulatory requirements;

  •
  tariffs and other trade barriers;

  •
  difficulties in recruiting and retaining personnel, and managing international operations;

  •
  potentially adverse tax consequences; and

  •
  reduced protection for intellectual property rights.

If we are unable to manage any of these risks effectively, our business could be adversely affected.

        Our international operations also expose us to the risk of fluctuations in currency exchange rates. For example, a substantial portion of our revenue from our U.K. operations is received in Euros and U.S. Dollars, whereas many of our expenses from our U.K. operations are payable in British Pounds. We attempt to mitigate this risk by entering into hedging transactions. However, our risk management strategies relating to exchange rates may not prevent us from suffering losses that would adversely affect our financial condition or results of operations.

Our clients' financial or other problems could adversely affect our business.

        We generally provide brokerage services to our clients in the form of either agency or matched principal transactions. As described in further detail below, we also engage in unmatched principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for our agency brokerage services. Our clients may default on their obligations to us due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could adversely affect our financial condition or results of operations.

        We have adopted policies and procedures to identify, monitor and manage our credit risk, in both agency and principal transactions, through reporting and control procedures and by monitoring credit standards applicable to our clients. These policies and procedures, however, may not be fully effective. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the risks to which we are, or may, be exposed, our financial condition or results of operations could be adversely affected. In addition, our insurance policies may not provide adequate coverage for these risks.

The securities settlement process exposes us to risks that may impact our liquidity and profitability.

        Through our subsidiaries, we provide brokerage services by executing transactions for our clients. An increasing number of these are "matched principal" transactions in which we act as a "middleman" by serving as a counterparty to both a buyer and a seller in matching reciprocal back-to-back trades. These transactions are then settled through clearing institutions with whom we have a contractual relationship.

        In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. For additional information on risks associated with the securities settlement process see "Item 7A—Qualitative and Quantitative Disclosure about Market Risk."

We have market risk exposure from unmatched principal transactions entered into by some of our equity and credit product brokerage desks.

        We allow certain of our brokerage desks to enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating clients' execution needs. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms of the instruments brokered, and the amount of time the positions are held before we dispose of the position. These unmatched positions are intended to be held short term. We do not track our exposure to unmatched positions on an intra-day basis. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Financial problems experienced by third parties could affect the markets in which we provide brokerage services.

        Problems experienced by third parties could also affect the markets in which we provide brokerage services. For example, the bankruptcy of Enron Corp. and its affiliates in late 2001, as well as the subsequent bankruptcies of other large energy companies, caused a disruption in the global energy markets, which resulted in, among other things, several market participants ceasing or reducing their level of trading activity. In addition, in recent years, hedge funds have increasingly begun to make use of credit and other derivatives as part of their trading strategies. Hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. If one or more hedge funds that was a significant participant in a derivatives market experienced similar problems in the future, that derivatives market could be adversely affected and, accordingly, our brokerage revenues in that market could decrease.

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

        Our business is subject to increasingly extensive government and other regulation and our relationships with our broker-dealer clients may subject us to increasing regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders. The SEC, the NASD, and other agencies extensively regulate the U.S. financial services industry, including certain of our operations in the United States. Some of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FSA in the United Kingdom, the SFC in Hong Kong, and the MAS in Singapore. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Some aspects of our business are subject to extensive regulation, including:

  •
  the way we deal with clients;

  •
  capital requirements;

  •
  financial and reporting practices;

  •
  required record keeping and record retention procedures;

  •
  the licensing of employees;

  •
  the conduct of directors, officers, employees and affiliates;

  •
  systems and control requirements;

  •
  restrictions on marketing; and

  •
  client identification and anti-money laundering requirements.

        If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registrations with the NASD, FSA or other similar international agencies to whose regulation we are subject. Our authority to operate as a broker in a jurisdiction is dependent on continued registration in that jurisdiction or the maintenance of a proper exemption from such registration. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, credit approval, audit and risk management personnel. We cannot assure you that our systems and procedures will be effective.

        One of our subsidiaries is currently being examined by the NASD for potential violations of trade reporting rules, which require that certain trades be reported immediately or shortly after the trade has been executed. In the past, we have been fined by the NASD for this subsidiary's failure to report trades within the required time frame. In connection with its current examinations, the NASD may seek to impose further fines on us or seek to take other corrective action. We have taken steps designed to improve this subsidiary's ability to report trades in a timely manner. However, we cannot provide any assurance that our efforts will be effective.

        Some of our subsidiaries are subject to regulations regarding changes in control of their ownership. These regulations generally provide that regulatory approval must be obtained in connection with any transaction resulting in a change in control of the subsidiary, which may include changes in control of GFI Group Inc. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited in circumstances in which such a transaction would give rise to a change in control as defined by the applicable regulatory body. See "Item 1—Business—Regulation."

        Changes in laws or regulations or in governmental policies could cause us to change the way we conduct our business, which could adversely affect us. The government agencies that regulate us have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. We cannot assure you that we or our directors, officers and employees will comply with the rules and regulations of, and will not be subject to claims or actions by, these agencies. In addition, because our industry is heavily regulated, regulatory approval may be required prior to expansion of business activities. We may not be able to obtain the necessary regulatory approvals for any desired expansion. Even if approvals are obtained, they may impose restrictions on our business or we may not be able to continue to comply with the terms of the approvals or applicable regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development or continuation of business activities in affected markets to become impractical.

        For a further description of the regulations which may limit our activities, see "Item 1—Business—Regulation."

Our regulated subsidiaries are subject to risks associated with net capital requirements, and we may not be able to engage in operations that require significant capital.

        The SEC, NASD, FSA and various other domestic and international regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, a broker-dealer's net capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the NASD or FSA, which would have a material adverse effect on our business. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our common stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our net capital requirements, see "Item 1—Business—Regulation."

Our investments in expanding our brokerage and market data and analytics services may not produce substantial revenue.

        We have made, and expect to continue to make, significant investments in our brokerage and market data and analytics services, including investments in technology and infrastructure, in order to pursue new growth opportunities. With respect to our brokerage services, we may not receive significant revenue and profit from the hiring of a new broker or the development of a new brokerage desk. With respect to our market data and analytics services, we may incur substantial development, sales and marketing expenses and expend significant management effort to create a new product or service. Even after incurring these costs, we ultimately may not sell any or only small amounts of these products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion initiatives, the up-front costs associated with expansion may exceed revenue and reduce our working capital and income.

Computer systems failures, capacity constraints and breaches of security could increase our operating costs and cause us to lose clients.

        We internally support and maintain many of our computer systems and networks. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, would have a material adverse effect on our ability to conduct our operations.

        We also rely and expect to continue to rely on third parties to supply and maintain various computer and communications systems, such as telephone companies, online service providers, data processors, clearing organizations, software and hardware vendors and back-up services. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following:

  •
  unanticipated disruptions in service to our clients;

  •
  slower response times;

  •
  delays in our clients' trade execution;

  •
  failed settlement of trades;

  •
  decreased client satisfaction with our services;

  •
  incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;

  •
  financial losses;

  •
  litigation or other client claims; and

  •
  regulatory sanctions.

        We cannot assure you that we will not experience systems failures from power or telecommunications outages, acts of God, war, terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name. In addition, if security measures contained in our systems are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation may be damaged and our business could suffer.

        If systems maintained by us or third parties malfunction, our clients or other third parties may seek recourse against us. We could incur significant legal expenses defending these claims, even those which we may believe to be without merit. An adverse resolution of any lawsuits or claims against us could result in our obligation to pay substantial damages and could have a material adverse effect on our financial condition or results of operations.

We may have difficulty managing our growth effectively.

        We have experienced significant growth in our business activities over the last several years, which has placed, and is expected to continue to place, a significant strain on our management and resources. Continued growth will require continued investment in personnel, facilities, information technology infrastructure and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support our growth, which could result in our expenses increasing faster than our revenues, causing our operating margins and profitability to be adversely affected.

        The expansion of our international operations, particularly our Asia-Pacific operations, involves challenges that we may not be able to meet. For example, we may have difficulty effectively managing and staffing our Asia-Pacific operations.

We depend on third-party software licenses. The loss of any of our key licenses could adversely affect our ability to provide our brokerage services.

        We license software from third parties, some of which is integral to our business. These licenses are generally terminable if we breach our obligations under the licenses or if the licensor gives us notice in advance of the termination. If any of these relationships were terminated, or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software. These replacements may not be available on reasonable terms, if at all. A termination of any of these relationships could have a material adverse effect on our financial condition and results of operations.

Our credit agreement contains restrictive covenants which may limit our working capital and corporate activities.

        We are a party to a credit agreement with Bank of America N.A. and certain other lenders dated August 23, 2004 (the "2004 Credit Agreement") which imposes operating and financial restrictions on us, including restrictions which may, directly or indirectly, limit our ability to:

  •
  merge, acquire or dispose of assets;

  •
  incur liens, indebtedness or contingent obligations;

  •
  make investments;

  •
  engage in certain transactions with affiliates and insiders;

  •
  enter into sale and leaseback transactions;

  •
  pay dividends and other distributions; and

  •
  enter into new lines of businesses that are substantially different from our current lines of business.

        In addition, our 2004 Credit Agreement contains covenants that require us to maintain specified financial ratios and satisfy specified financial tests. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional financing, to compete effectively or to take advantage of new business opportunities. We cannot assure you that we will be able to remain in compliance with these covenants in the future.

        Our 2004 Credit Agreement also contains several events of default, including for non-payment, certain bankruptcy events, covenant or representation breaches or a change in control.

We must keep up with rapid technological changes in order to compete effectively.

        To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and other features of our software, network distribution systems and technologies. The financial services industry is characterized by rapid technological change, changes in use and client requirements and preferences, frequent product and service introductions employing new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Development by our competitors of new electronic trade execution or market information products that gain acceptance in the market could give those competitors a "first mover" advantage that may make it difficult for us to overcome with our own technology. Our success will depend, in part, on our ability to:

  •
  develop and license technologies useful in our business;

  •
  enhance our existing services;

  •
  develop or acquire new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective clients; and

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        The development of technology to support our business entails significant technological, financial and business risks. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our services. We cannot assure you that we will successfully implement new technologies or adapt our technology and transaction-processing systems to client requirements or emerging industry standards. We also cannot assure you that we will be able to respond in a timely manner to changing market conditions or client requirements. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could negatively affect our business.

If we acquire other companies or businesses, or if we hire new brokerage personnel, we may have difficulty integrating their operations.

        To achieve our strategic objectives, we have acquired or invested in, and in the future may seek to acquire or invest in, other companies and businesses. We also may seek to hire brokers for new or existing brokerage desks. These acquisitions or new hires may be necessary in order for us to enter into or develop new product areas. Acquisitions and new hires entail numerous risks, including:

  •
  difficulties in the assimilation of acquired personnel, operations, services or products;

  •
  diversion of management's attention from other business concerns;

  •
  assumption of unknown material liabilities of acquired companies or businesses;

  •
  commercial litigation;

  •
  the up-front costs associated with recruiting brokerage personnel, including when establishing a new brokerage desk;

  •
  failure to achieve financial or operating objectives; and

  •
  potential loss of clients or key employees of acquired companies, businesses or newly hired brokerage personnel.

        If we fail to manage these risks as we make acquisitions or make new hires, our profitability may be adversely affected, and we may never realize the anticipated benefits of the acquisitions or hires. In addition, entering into new businesses may require prior approval from our regulators. Our ability to obtain timely approval from our regulators may hinder our ability to successfully enter new businesses.

We may not be able to obtain additional financing, if needed, on terms that are acceptable.

        Our business is dependent upon the availability of adequate funding and sufficient regulatory and clearing capital. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third party clearing organizations in support of our obligations under our contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds, investments from our stockholders and lines of credit made available by commercial banking institutions. We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, the net proceeds of our initial public offering ("IPO") and available financing under our 2004 Credit Agreement, will be sufficient to fund our operations for the foreseeable future. However, if for any reason we need to raise additional funds, including meeting increased clearing capital requirements arising from growth in our brokerage business, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements.

In the event of employee misconduct or error, our business may be harmed.

        Employee misconduct could subject us to financial losses and regulatory sanctions and could seriously harm our reputation and negatively affect our business. It is not always possible to deter employee misconduct, and the precautions taken to prevent and detect employee misconduct may not always be effective. Misconduct by employees could include engaging in unauthorized transactions or activities, engaging in improper or unauthorized activities on behalf of clients or improperly using confidential information.

        Employee errors, including mistakes in executing, recording or reporting transactions for clients, could cause us to enter into transactions that clients may disavow and refuse to settle, which could expose us to the risk of material losses until the errors are detected and the transactions are unwound or reversed. As with any unsettled transaction, adverse movements in the prices of the securities involved in these transactions before they are unwound or reversed can increase this risk. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms.

Seasonal fluctuations in trading may cause our quarterly operating results to fluctuate.

        Our business generally experiences seasonal fluctuations, reflecting reduced trading activity during summer months, particularly in August. We also generally experience reduced activity in December due to seasonal holidays. As a result, our quarterly operating results may not be indicative of the results we expect for the full year. Our operating results may also fluctuate quarter to quarter due to a variety of factors beyond our control such as conditions in the global financial markets, terrorism, war and other economic and political events. Furthermore, we may experience reduced revenues in a quarter due to a decrease in the number of business days in that quarter.

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.

        We rely primarily on trade secret, contract, copyright, trademark and patent law to protect our proprietary technology. It is possible that third parties may copy or otherwise obtain and use our proprietary technology without authorization or otherwise infringe on our rights. We may also face claims of infringement that could interfere with our ability to use technology that is material to our business operations. We may face limitations or restrictions on the distribution of some of the market data generated by our brokerage desks. This may limit the comprehensiveness and quality of the data we are able to distribute or sell.

        In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation, whether successful or unsuccessful, could result in substantial costs and the diversion of resources and the attention of management, any of which could negatively affect our business.

Consolidation among our clients may cause our revenue to be dependent on a smaller number of clients and may result in additional pricing pressure.

        Our primary clients are leading financial services institutions. The number of these clients may decrease as a result of large financial institution mergers. While no client accounted for more than approximately 7% and 8% of our total revenues for the year ended December 31, 2004 and 2003, respectively, if our existing clients consolidate and new clients, such as national and regional banks, insurance companies and large hedge funds, do not generate offsetting volumes of transactions, our revenues may become concentrated in a relatively small number of clients. In that event, our revenues may be dependent on our relationships with those clients to a material extent. Furthermore, continued consolidation in the financial services industry could lead to the exertion of additional pricing pressure by our primary clients impacting the commissions we generate from our brokerage services.

Jersey Partners has significant voting power and may take actions that may not be in the best interest of our other stockholders.

        Jersey Partners, in which our chief executive officer and founder, Michael Gooch, is the controlling shareholder, owns 51.4% of our outstanding common stock. In addition, Magnetic Management LLC, a wholly owned subsidiary of Jersey Partners, is the managing member of certain limited liability companies which hold shares of our common stock. As managing member of these entities, Magnetic Management LLC controls the voting of those shares until July 2005 when they will be distributed to the members of the limited liability companies. As a result of the foregoing, through Jersey Partners, Michael Gooch has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Michael Gooch. This concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to our other stockholders, including actions that may be supported by our board of directors. The trading price for our common stock could be adversely affected if investors perceive disadvantages to owning our stock as a result of this significant concentration of share ownership. In addition, a subsidiary of Jersey Partners is currently the landlord on the lease for our principal London office.

Provisions of our certificate of incorporation and bylaws, agreements to which we are a party, regulations to which we are subject and provisions of our stock option plans could delay or prevent a change in control of our company and entrench current management.

        Our second amended and restated certificate of incorporation and bylaws may be deemed to have an anti-takeover effect and may delay, deter or prevent a change of control of us, such as a tender offer or takeover proposal that might result in a premium over the market price for our common stock. In addition, certain of these provisions make it more difficult to bring about a change in the composition of our board of directors, which could result in entrenchment of current management. For example, our second amended and restated certificate of incorporation and bylaws:

  •
  provide for a classified board of directors;

  •
  do not permit our stockholders to remove members of our board of directors other than for cause;

  •
  do not permit stockholders to act by written consent or to call special meetings;

  •
  require certain advance notice for director nominations and other actions to be taken at annual meetings of stockholders;

  •
  require supermajority stockholder approval with respect to extraordinary transactions such as mergers and certain amendments to our certificate of incorporation and bylaws (including in respect of the provisions set forth above); and

  •
  authorize the issuance of "blank check" preferred stock by our board of directors without stockholder approval, which could discourage a takeover attempt.

        Under our 2004 Credit Agreement, a change in control may lead the lenders to exercise remedies such as acceleration of the loan and termination of their obligations to fund additional advances under the revolving credit portion of that facility.

        Our brokerage businesses are heavily regulated and some of our regulators require that they approve transactions which could result in a change of control, as defined by the then-applicable rules of our regulators. The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.

        In addition, our stock option plans contain provisions pursuant to which options that are unexercisable or unvested may automatically become exercisable or vested as of the date immediately prior to certain change of control events. These provisions could have the effect of dissuading potential acquirors from pursuing merger discussions with us.

We do not expect to pay any dividends for the foreseeable future.

        We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. We expect to retain all future earnings, if any, for investment in our business. In addition, our 2004 Credit Agreement limits our ability to pay dividends without the approval of our lenders and any instruments governing our future indebtedness may also contain various covenants that limit our ability to pay dividends.

ITEM 2.    PROPERTIES

        Our executive headquarters are located at 100 Wall Street, New York, New York 10005, where as of December 31, 2004 we occupied approximately 62,000 square feet of leased space, pursuant to a lease between GFI and Reckson Associates Realty Corp. ("Reckson") that expires on September 30, 2013. Jersey Partners, Inc. is also liable for our obligations under this lease. In January 2005, we entered into a lease amendment with Reckson to occupy an additional approximately 17,000 square feet through September 30, 2013.

        Our U.K. offices are currently in two locations in London: 9 Hewett Street, EC2A and 25 Christopher Street, EC2A, where we occupy approximately 19,000 square feet and 5,400 square feet, respectively. 9 Hewett Street is owned by GFI Brokers (Channel Islands) Limited, a wholly owned subsidiary of Jersey Partners, with whom we are parties to a lease that expires on March 25, 2016. We occupy the Christopher Street premises pursuant to a lease between us and Meritcape Limited that expires on February 14, 2013.

        We are currently exploring new lease opportunities in the U.K. with the goals of combining the operations at our Hewett Street and Christopher Street offices into a single location and providing us with flexibility for future expansion as the need arises. Based on current market conditions, we expect that any new lease in the U.K. would result in increased rent and occupancy expense. Further, any new facility would require us to incur moving expenses and increased capital expenditures which could be material to our results of operations in the period of the move. In anticipation of entering into a new lease in the U.K., we have agreed to terminate our lease with GFI Brokers (Channel Islands) Limited effective September 2005 and to make certain termination and other payments to it in connection with such termination. We accrued an estimated obligation for contract termination costs in the amount of $2.9 million at December 31, 2004. After giving effect to the facility expansions described above, we believe our facilities will be adequate for our operations for the next twelve months.

        In connection with our acquisition of Fenics, we became party to a lease with 30 Broad Street Associates for office space in lower Manhattan that expires in 2006. We also lease office space totaling approximately 12,000 square feet to support our brokerage operations in Hong Kong, Singapore, Tokyo and Sydney with various lease expirations through 2016.

ITEM 3.    LEGAL PROCEEDINGS

        In the normal course of business, we are and have been party to, or otherwise involved in, litigations, claims and arbitrations in the U.S. and U.K. that involve claims for substantial amounts. These proceedings have generally involved either competitor claims in connection with new employee hires, or claims from former employees in connection with the termination of their employment from us. As described in "Item 1 Business—Regulation", we are also involved, from time to time, in investigations or proceedings by government agencies and self-regulatory organizations.

        We believe proceedings of this type are common in the inter-dealer brokerage industry due to its highly competitive nature. Although the ultimate outcome of these proceedings cannot be ascertained at this time, after consultation with counsel, we believe that damages, if any, resulting from such proceedings will not, in the aggregate, have a material adverse effect on our financial condition, but may be material to our operating results for any particular period. Although there is a potential for client claims alleging the occurrence of errors in the handling of trades, we have not been involved in any such proceedings in recent years.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended December 31, 2004, but prior to the time that we became a reporting company under the Exchange Act, our stockholders approved the following matters by written consent:

          1.     a 1-for-9.5 reverse stock split of our Class A Common Stock, Class B Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Redeemed Convertible Preferred Stock;

          2.     the Amendment to the Amended and Restated Certificate of Incorporation providing for the 1-for-9.5 reverse stock split of our Class A Common Stock, Class B Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock;

          3.     the Second Amended and Restated Certificate of Incorporation providing for (i) a change in the number of authorized shares of common and preferred stock; (ii) a change in the terms of the members of the Board of Directors to provide for the classification of the board; and (iii) the adoption of certain additional antitakeover provisions;

          4.     the 2004 Equity Incentive Plan; and

          5.     the Senior Executive Annual Bonus Plan.

        Each of these matters was approved by the holders of a majority of our Class A Common Stock, Class B Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Redeemable Convertible Preferred Stock. Following the consummation of our IPO, each of these classes converted into shares of our common stock.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

        Our Common Stock, $.01 par value, began trading on the Nasdaq National Market under the symbol "GFIG" on January 26, 2005. Prior to January 26, 2005, there was no public trading market for our Common Stock.

        On February 28, 2005, the last reported sales price for our common stock on the Nasdaq National Market was $25.53 and there were approximately 60 holders of record of our Common Stock.

Use of Proceeds of Initial Public Offering

        The effective date of our registration statement (Registration No. 333-116517) filed on Form S-1 relating to our IPO was January 25, 2005. In our IPO, we sold 3,947,369 shares of Common Stock at a price of $21.00 per share and the selling stockholders sold 2,788,439 shares (including shares sold pursuant to the underwriters' over-allotment option) of Common Stock at a price of $21.00 per share. Our IPO was managed on behalf of the underwriters by Citigroup, Merrill Lynch & Company, Banc of America Securities LLC, JP Morgan, and Jefferies & Company, Inc. The offering closed on January 31, 2005. Proceeds to us from our IPO, after deduction of the underwriting discounts and commissions of approximately $5.8 million and offering costs of approximately $2.9 million, totaled approximately $74.2 million. Of the $74.2 million raised, approximately $9.65 million has been used to repay the outstanding principal amount plus accrued interest, of our senior subordinated term loan with Jersey Partners. This note was to mature on June 15, 2011, and had an interest rate of LIBOR + 5.00%, or 7.40%, at December 31, 2004. Pursuant to the terms of the senior subordinated loan agreement, upon the consummation of our IPO, we were required to pay the loan back in full.

        In February 2005, we used a portion of the net proceeds from the IPO to pay down in full the current outstanding balances under our 2004 Credit Agreement of $52.5 million plus accrued interest.

        We intend to use the remaining portion of the proceeds of our IPO for working capital and other general corporate purposes and for acquisitions of, or investment in, companies, technologies or other assets that complement our business. We have no present understandings, commitments or agreements to enter into any potential acquisitions or investments. We also intend to use a portion of the net proceeds from our IPO to purchase the remaining portion of Fenics capital stock not currently owned by us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Pending application as described above, we currently plan to invest the remaining net proceeds received in short-term, investment grade, interest-bearing securities.

Dividend Policy

        We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently expect to retain all future earnings, if any, for investment in our business. In addition, our 2004 Credit Agreement limits our ability to pay dividends without the approval of our lenders and the instruments governing our future indebtedness may also contain various covenants that limit our ability to pay dividends.

        Any declaration and payment of dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our board of directors deems relevant. The board's ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by the applicable governmental regulators, and (ii) general restrictions imposed on dividend payments under the jurisdiction of incorporation or organization of each subsidiary.

Recent Sales of Unregistered Securities

        For the year ended December 31, 2004, we granted a total of 491,895 options to purchase our common stock to officers, directors and employees pursuant to our 2002 GFI Group Inc. Stock Option Plan. The exercise prices of these options ranged from $11.88 per share of common stock to $21.00 per share of common stock. These options were granted pursuant to exemptions from registration provided by Rule 701 and/or Section 4(2) under the Securities Act.

ITEM 6.    Selected Consolidated Financial Data

        The following table sets forth selected consolidated financial data for the five years ended December 31, 2004. This selected consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the notes thereto contained in this Form 10-K.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000(1)
	(dollars in thousands except share and per share data)
Consolidated Statement of Operations Data
Revenues
Brokerage revenues:
Agency commissions	$262,039	$184,920	$200,492	$169,453	(2)
Principal transactions	101,339	65,237	59,359	42,709	(2)

Total brokerage revenues	$363,378	$250,157	$259,851	$212,162	$123,635
Analytics and market data	16,081	13,143	9,615	6,077	—
Interest income	1,578	1,167	1,401	1,543	1,891
Other income(3)	3,983	1,377	4,353	576	193

Total revenues	$385,020	$265,844	$275,220	$220,358	$125,719

Expenses:
Compensation and employee benefits	241,847	166,276	174,011	142,574	80,583
Impairment of goodwill and intangible asset(4)	—	—	—	38,968	—
Other expenses	100,019	72,219	74,465	66,226	41,722

Total expenses	341,866	238,495	248,476	247,768	122,305

Income (loss) before provision for income taxes and minority interest	43,154	27,349	26,744	(27,410)	3,414
Provision for income taxes(5)	20,031	12,885	14,470	4,436	4,490
Minority interest	—	—	—	(30)	(973)

Net income (loss)	$23,123	$14,464	$12,274	$(31,816)	$(103)

Earnings Per Share
Basic	$1.01	$0.63	$0.59	$(3.13)	N/A

Diluted	$0.95	$0.61	$0.58	$(3.13)	N/A

Weighted average number of shares outstanding
Basic	16,049,655	16,049,655	15,786,933	10,153,711	N/A

Diluted	24,334,003	23,693,418	21,231,412	10,153,711	N/A

Dividends(6)	$—	$—	$4,536	$33,266	$1,634

	As of December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Consolidated Statement of Financial Conditions Data:
Cash and cash equivalent	$105,161	$87,299	$63,707	$33,822	$26,633
Total assets(7)	$640,223	$374,809	$276,756	$304,293	$196,852
Total debt, including current portion	$58,841	$47,997	$44,966	$62,815	$13,466
Redeemable convertible preferred stock	$30,043	$30,043	$30,043	—	—
Total stockholders' equity	$53,369	$37,778	$23,142	$15,059	$48,899
Selected Statistical Data:
Brokerage personnel headcount(8)	560	397	366	341	261
Employees	868	668	655	572	401
Number of brokerage desks(9)	101	78	65	64	52
Broker productivity for the period(10)	$757	$648	$721	$685	$537
	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Brokerage Revenues by Geographic Region:
U.S.	$170,438	$102,920	$108,505	$89,453	$57,370
U.K.	172,417	128,743	137,181	113,946	58,425
Asia-Pacific	20,523	18,494	14,165	8,763	7,840

Total	$363,378	$250,157	$259,851	$212,162	$123,635

(1)
Earnings per share were not computed for this year because we were not an S corporation until our reorganization in November 2001, and therefore earnings per share information is not meaningful.

(2)
The Company did not separately identify agency commission and principal transaction revenues for the year ended December 31, 2000.

(3)
Other income for the year ended December 31, 2002 included $1.4 million from the sale of our treasury repurchase agreement brokerage desk, as well as the receipt during that period of $1.7 million of insurance proceeds resulting from business interruptions in connection with the September 11, 2001 terrorist attacks in New York City.

(4)
The impairment charge incurred in 2001 was taken in order to reduce goodwill and an intangible asset associated with the Fenics acquisition to their estimated fair value.

(5)
Income earned prior to our reorganization in November 2001 was not subject to U.S. Federal income tax at the corporate level.

(6)
In 2002, 2001 and 2000, our subsidiary, GFI Group LLC, paid dividends of $4.5 million, $3.3 million and $1.6 million, respectively, to Jersey Partners to compensate it for certain tax liabilities in those periods during which Jersey Partners was the sole member of GFI Group LLC. The amount paid in 2002 related to Jersey Partners' tax liabilities for the 11-month period ended November 30, 2001. In addition, on October 1, 2001, GFI Group LLC paid a dividend to Jersey Partners of $30.0 million in cash and accounts receivable as part of the reorganization. We do not expect that either we or our subsidiaries will pay dividends to our stockholders in the foreseeable future.

(7)
Total assets included receivables from brokers, dealers and clearing organizations of $408.2 million, $192.7 million, $118.5 million, $157.5 million, and $97.6 at December 31, 2004, 2003, 2002, 2001 and 2000, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business which have not settled as of their stated settlement dates. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations for these unsettled transactions.

(8)
Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2004, we employed 502 brokers.

(9)
A brokerage desk is defined as one or more individual brokers working together at a single location that provide brokerage services with respect to one or more specific financial instruments. Brokerage desks in different offices are considered separate desks even if they focus on the same financial instrument.

(10)
We are presenting broker productivity to show the average amount of revenue generated per broker. Broker productivity is calculated as brokerage revenues divided by average brokerage personnel headcount for the period.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereof. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in these forward-looking statements. Please see "Forward-Looking Statements" and "Risk Factors" for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

        We are a leading inter-dealer broker specializing in over-the-counter derivatives products and related securities. We provide brokerage services and data and analytics products to institutional clients for a range of credit, financial, equity and commodity instruments. We function as an intermediary on behalf of our brokerage clients by matching their trading needs with counterparties having reciprocal interests. We focus on the more complex, and often less liquid, markets for sophisticated financial instruments, primarily derivatives, where inter-dealer brokers have traditionally been able to provide services to their clients that generate higher brokerage revenues than in the markets for more standardized financial instruments. Our principal offices are in New York, London, Hong Kong, Singapore and Sydney.

        Our revenues have grown from $275.2 million for the year ended December 31, 2002 to $385.0 million for the year ended December 31, 2004. The main factors contributing to our growth were:

  •
  the net addition of 36 brokerage desks during the three year period ended December 31, 2004, resulting in an increase in brokerage personnel (consisting of brokers, trainees and clerks) from 366 brokerage personnel at December 31, 2002 to 560 brokerage personnel at December 31, 2004;

  •
  a continued focus on, and investment in, growing and higher margin product areas, as well as product areas that complement our existing brokerage services;

  •
  overall volume growth in the markets in which we provide brokerage services;

  •
  the introduction and continued expansion of our hybrid brokerage capabilities; and

  •
  the development of our data and analytical products.

        The business that is now GFI was originally formed in 1987 by our chief executive officer and founder, Michael Gooch. GFI Group Inc. was incorporated as GFI's holding company under the laws of the State of Delaware in August of 2001.

        Jersey Partners, our principal stockholder, is majority owned by Michael Gooch and certain of our current and former employees. Jersey Partners owns 51.4% of our outstanding common stock.

Financial Overview

  Revenues

        We derive our revenues primarily through our inter-dealer brokerage services and the fees we charge for certain of our data and analytics products.

  Brokerage Revenues

        Brokerage revenues represent revenues generated from our brokerage transactions. We provide brokerage services to our clients in the form of either agency or principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and they then settle the trade directly. Commissions charged to our clients in agency transactions vary across the products for which we provide brokerage services. Commissions from agency transactions represented approximately 72%, 74%, and 77% of our total brokerage revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Commissions from agency transactions are recognized on the date on which the related trade is made. However, we do not receive our commissions until our invoice is paid by the client. Clients are invoiced on a monthly basis.

        We generate revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, we act as a middleman by serving as counterparty for an identified buyer and an identified seller in matching reciprocal back-to-back trades. Because the buyer and seller each settle their transactions with us rather than with each other, the parties are able to maintain their anonymity. A very limited number of our brokerage desks are allowed to enter into unmatched principal transactions to facilitate a customer's execution needs for transactions initiated by such customers. These unmatched positions are intended to be held short term and in liquid markets. Revenues from principal transactions are recognized on the date on which the trade is made. Generally, we do not receive our net proceeds until the settlement date of the transaction, typically one to three business days after the trade date. Revenue from principal transactions has been growing as a percentage of our total brokerage revenue and comprised approximately 28%, 26% and 23% of our total brokerage revenue for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in our revenue from principal transactions has primarily resulted from the development of our brokerage services in new and existing product areas in which principal execution is either required or more common than agency execution.

        The performance of our brokerage desks is largely dependent on a number of factors, including market developments affecting the products we broker, the size of transactions, the location of the markets, the terms of the instruments brokered, the currency of the instruments brokered, commission structure, competition, recruitment or departure of key brokers or customers, volatility and the level of trading activity in the various products that we broker. Additionally, as markets mature and have more participants, the resulting competition generally leads to lower commissions or spreads. Accordingly, our strategy is to continually seek new markets in which we can charge higher commissions and increase our market share and trading volumes in existing markets in order to offset this potential downward pressure on our brokerage revenues.

        We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	For the Year Ended December 31,
	2004	2003	2002
BROKERAGE REVENUES:
Credit	$153,089	$115,371	$114,509
Financial	84,709	69,101	55,194
Equity	71,473	27,226	28,841
Commodity	54,107	38,459	61,307

Total brokerage revenues	$363,378	$250,157	$259,851

Credit	42.1%	46.1%	44.1%
Financial	23.3	27.6	21.2
Equity	19.7	10.9	11.1
Commodity	14.9	15.4	23.6

Total brokerage revenues	100.0%	100.0%	100.0%

        As the chart above indicates, our brokerage operations in the credit product category produced a significant percentage of our total brokerage revenues in each of the last three years. We expect that revenues from credit brokerage operations will continue to constitute the largest percentage of our total brokerage revenues for the foreseeable future. In the past, a combination of increasing brokerage revenues from credit brokerage operations and declining brokerage revenues in other product categories, such as the commodity product category, resulted in an increasing percentage of our total brokerage revenues being generated in the credit product category. For the year ended December 31, 2004, the percentage of revenues from the credit product category decreased by 4% from the prior year due to the increase in revenues from financial and equity product categories. We believe that brokerage revenues from our four brokerage categories will continue to fluctuate year to year based on, among other things, developments in those markets which are outside our control, such as the effects that the bankruptcies of Enron and other energy companies had on the energy portion of the commodity product category, and initiatives by us to increase our presence in certain markets, such as our recent initiative to increase the number of brokerage desks in our equity product category.

Credit

        We provide our brokerage services in a wide range of markets for credit instruments, including credit derivatives, investment grade corporate bonds, high-yield bonds and emerging market bonds. The markets for credit derivatives, generally, and the market for credit default swaps, specifically, have experienced strong growth in the last three years. As a result, more competitors have entered these markets. Increased competition has placed downward pressure on the commissions that we can charge, resulting in lower commission rates. We expect this trend to continue in the markets for more widely traded credit derivative products, such as single-entity credit default swaps. Partially in response to this trend, we have sought to establish and increase our presence in markets for newer credit derivative products that have fewer competitors and allow for higher commissions. We have also sought to support an increasing movement among our clients to integrate transactions involving certain credit derivatives with other related or correlated financial instruments. We believe this trend, together with our existing presence in the credit derivatives market, may permit us to expand our presence in the markets for these related or correlated financial instruments, some of which are in the credit products area and others of which are in the financial and equity product areas.

Financial

        Our financial products brokerage services cover a wide range of markets for financial instruments, including foreign exchange options, bond options and repurchase agreements. Our customers increased their trading of foreign exchange options in 2003 and 2004 due to the increased volatility of the U.S. Dollar. Over the past few years, we have expanded our presence in the financial products area by adding brokerage desks in markets for emerging market foreign exchange options and non-deliverable forwards contracts. In addition, we opened our Singapore office, in part, to capitalize on the growth trend in the Asia-Pacific markets for financial products.

Equity

        We provide brokerage services in a range of markets for equity products, including U.S. equity, international equity, equity derivatives and GDRs and ADRs. Recently, our clients have begun to integrate their trading of certain equity and credit derivative products, in an effort to exploit arbitrage opportunities that may arise from the volatility in price fluctuations of debt and equity instruments issued by a company. In response to this trend, we added ten new equity brokerage desks globally during 2004 and expect our brokerage revenues in this area to increase as a result of the expansion in our product base.

Commodity

        We provide brokerage services in a diverse array of markets for commodity products, including electricity, wet and dry freight derivatives, precious metals, coal, natural gas, weather derivatives, emissions and pulp and paper. Wet freight derivatives and pulp and paper are examples of new product markets in which we have participated in the last few years as we continue to develop new markets.

        Enron Corp. and its affiliates were active participants in several of the energy product areas in which we provide brokerage services. The bankruptcies of Enron Corp. and other energy companies in late 2001 and 2002 caused a disruption in the global energy markets, which resulted in, among other things, several market participants ceasing or reducing their level of trading activity. This decrease in energy market participants began to fully evidence itself in the second half of 2002 and was primarily responsible for the approximately 37% decrease in our brokerage revenues from our commodity products area for the year ended December 31, 2003 compared to 2002. We have recently seen an increase in activity in the energy markets in the U.S. and U.K.

  Analytics and Market Data

        In addition to revenues from our brokerage services, we also earn revenues from the sale of our analytics and market data products. We offer our clients analytics and market data products which are used to build pricing models, develop trading strategies and price and revalue their derivative positions. Our Fenics FX calculator is a widely-used analytical tool in the foreign exchange markets.

        We generate revenues from software licenses, data subscription fees and upgrade/maintenance fees associated with our analytics and market data products offerings. For software licenses, we charge our clients up-front, one-time license fees and annual and monthly subscription fees. We also charge upgrade fees that are generally treated as follow-on licenses. We sell our data either on a subscription fee basis or in customized one-time sales. Our analytics and market data products are marketed to a broader range of clients than are our brokerage services, including national and regional banks, large corporations and hedge funds.

  Interest Income

        We generate interest income primarily from the investment of our cash balances. We currently invest our cash in highly liquid investments with maturities of three months or less.

  Other Income

        Other income primarily consists of transactional gains (loss) based on foreign currency fluctuations and gains (losses) on foreign exchange derivative contracts. Additionally, we have historically included income received by us from non-recurring items such as litigation settlements, insurance settlements, gains on the sale of a non-strategic brokerage desk, and other non-recurring items. Other income also includes income recognized from technology hosting services we provide to a third party.

Expenses

  Compensation and Employee Benefits

        Our principal operating cost is our compensation and employee benefits expense, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. Our employees can be allocated into three general categories: brokerage employees, data and analytics products employees and administrative and support employees, which include our executive officers. The most significant component of our overall compensation and employee benefits expense is the employment costs of our brokerage personnel.

        Our compensation and employee benefits expense for all employees has both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees. Employees also receive bonuses, which constitute the variable portion of our compensation and employee benefits expense. Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Bonuses for other employees generally are more broadly based on our overall performance. For most of these employees, the bonus is typically a smaller component of their overall compensation than is the case for our brokerage personnel. Accordingly, bonus costs, and therefore compensation and employee benefits expense, are variable and normally rise and fall in relation to our brokerage revenues. A significant portion of brokerage bonuses are typically paid semi-annually in March for the six month period ending December 31 of the prior year, and in September, for the six month period ending June 30 of that year. Bonuses expensed to all employees represented 53%, 47% and 55% of total compensation and employee benefits expense for the years ended December 31, 2004, 2003 and 2002, respectively.

        Compensation and employee benefits expense also includes sign-on bonuses for some newly-hired brokers or for some of our existing brokers who agree to long-term employment agreements. These sign-on bonuses are typically amortized over the term of the related employment agreement, which is generally two years. These employment agreements typically contain repayment clauses should the employee voluntarily terminate his or her employment during the initial term of the agreement.

        We believe that in certain situations, we can expand our business into strategic product areas through recruitment of experienced brokers who can build successful brokerage desks. Such recruitment may cause us to incur upfront signing bonuses which increase current compensation expense. Recently, we have incurred increased expenses for sign-on bonuses in order to recruit key brokers for the strategic expansion of our brokerage operations in the equity and credit product areas. Expenses relating to sign-on bonuses have increased in 2004 to a level that is substantially higher than historical levels as we further expanded into new product areas. In future years, we may pursue strategic expansion opportunities by using our common stock in lieu of cash sign-on bonuses or to acquire brokerage businesses.

        In the past, we compensated the brokerage personnel in our U.K. office in British Pounds. As a result, we were exposed to movements in foreign currency exchange rates because most of the revenues associated with our U.K. operations are received in Euros and U.S. Dollars. We have attempted to mitigate this exposure in 2004 by introducing a policy which provides that bonuses earned for all brokerage personnel in our U.K. office will be paid in U.S. Dollars, or foreign currency equivalents.

        Compensation and employee benefits expense also includes expenses related to employee stock options. Options issued prior to January 1, 2003 under our 2000 Stock Option Plan were accounted for using the intrinsic method with compensation expense arising upon issuance of options with exercise prices below the fair market value of the stock at the date of grant and totaling approximately $0.03 million, $0.04 million and $0.3 million, for the years ended December 31, 2004, 2003 and 2002, respectively. The options issued under our 2002 Stock Option Plan were not exercisable until the consummation of the IPO on January 31, 2005. All options issued prior to January 1, 2003 under our 2002 Stock Option Plan were modified in the second quarter of 2004 to extend the term of each option. Options issued or modified on or after January 1, 2003 are accounted for using the fair value method provided by Statement of Financial Accounting Standards No. 123, pursuant to which we expense the fair value measured at the date of grant, or incremental fair value measured at the date of modification, over the related vesting period. As these options were not exercisable until consummation of the IPO, the fair value calculated as of the date of grant or modification will be recorded in January 2005 to the extent vested. Based on options outstanding at December 31, 2004, a total non-cash compensation charge of approximately $2.0 million (net of tax of approximately $1.2 million, or per share of approximately $0.05) of which approximately $0.9 million (net of tax of approximately $0.5 million, or per share of approximately $0.02) will be recorded in the first quarter of 2005, and the balance of which will be recorded over the remaining vesting period. Additionally, compensation and employee benefits expense will include the cost associated with the issuance of restricted stock or restricted stock units. In January 2005, we issued 143,488 restricted stock units to certain of our employees, primarily our executive officers. These awards were measured at fair value as of the date of grant and will be recorded over the appropriate vesting periods.

  Communications and Quotes

        Our communications expense consists primarily of costs for our voice and data connections with our clients and clearing agents. These costs generally increase as we add new brokerage desks and clients. However, we have seen a general reduction in telecommunications rates in recent years, which we attribute to competition in the telecommunications industry.

        Our quote systems expense consists primarily of fees for access to market data and related services, primarily provided by Reuters and Bloomberg. Many of these costs are fixed because these systems are required regardless of transaction volume. Further, many of our quote systems vendors require one- to two-year service contracts. We have recently begun to expand our presence in certain equity products which require greater usage of information data systems and trade reporting systems. As a result, we expect quote systems expense to increase in the future.

  Travel and Promotion

        The majority of our travel and promotion expenses are attributable to marketing costs of our brokerage clients, as well as our general corporate marketing expenses. General corporate marketing expenses relate to media, print, trade-show and other advertising efforts undertaken to promote our services and products. The travel and promotion expenses related to our brokerage clients include travel and client entertainment costs. We have a policy that seeks to limit travel and promotion expense attributable to each brokerage desk to an amount consistent with the revenue productivity of that brokerage desk. This is accomplished by deducting any excess travel and promotion expense from the calculation of bonus compensation for many of our desks.

  Rent and Occupancy

        Our rent and occupancy expenses include the costs of leasing, furnishing and maintaining our offices in the U.S., the U.K. and the Asia-Pacific region, including maintaining our technology infrastructure in these offices. As we expand our business within existing locations or to new locations our rent and occupancy expenses will likely increase. The Company is currently exploring new lease opportunities in the U.K. We expect that rent and occupancy expenses will increase as a result of the new lease.

  Depreciation and Amortization

        Our depreciation and amortization expense arises from the depreciation and amortization of property, equipment and leasehold improvements, including software internally developed for our trading systems, and the amortization of software inventory developed in connection with analytics products to be marketed to third parties. Over the past few years, we have incurred significant costs in the development of software for internal use as well as for software to be marketed externally. As a result, depreciation and amortization expense has increased over this period. Software developed for internal use is depreciated once the software is ready for its intended use. Software inventory developed for external sales is amortized once the product is available for general release to clients. We expect that depreciation and amortization expense will continue to increase because we continue to incur significant costs in the development of software for internal use as well as software to be marketed externally. Additionally, we expect that depreciation and amortization expense will increase in connection with our expected move to new premises in the U.K.

  Professional Fees

        Our professional fees include fees paid to consultants and other professionals who are engaged to support our strategic development of new and existing businesses and technologies. Our legal and accounting fees are also included in these costs. As a public company, we are subject to various reporting and corporate governance requirements, including the requirements of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing that Act, as well as recent changes to the Nasdaq National Market rules, which may require us to incur increased professional fee expenses in order to comply with these requirements.

  Clearing Fees

        Our clearing fees expense relates to clearance, brokerage and other transaction expenses for clearing and settlement services supporting principal transactions. These amounts also include fees we pay to exchanges and floor brokers in connection with brokering various equity products. Clearing fees expense generally fluctuates based on transaction volumes and has increased in recent years due to an increase in the volume of principal transactions that we executed.

  Interest Expense

        Our interest expense consists of interest charged by lenders to us in connection with our loans and lines of credit provided by our 2004 Credit Agreement and by our third party clearing organizations. Our credit obligations bear variable rates of interest. As a result, our interest expense is subject to change based on the prevailing interest rate environment and the amount of variable rate debt we have outstanding.

  Other Expenses

        Our other expenses primarily relate to irrecoverable Value Added Tax ("VAT") incurred in connection with our brokerage and data and analytics operations in the U.K., litigation reserves, changes in the fair value of the Fenics purchase obligation (see "Liquidity and Capital Resources" and Note 19 to our consolidated financial statements for additional detail on the Fenics purchase obligation), bank charges, regulatory fees, general office expenses and other miscellaneous operating expenses. Irrecoverable VAT represents the portion of VAT we pay in connection with purchases of services and products in the U.K. which cannot be claimed as a credit on our VAT return. Irrecoverable VAT amounts are determined based on a computed VAT recovery rate.

  Provision for Income Taxes

        Our provision for income taxes consists of current and deferred tax provisions relating to federal, state and local taxes, as well as applicable taxes related to foreign subsidiaries. We file a consolidated federal income tax return and combined state and local income tax returns. The difference between the statutory income tax rate and our effective tax rate for a given period is primarily a reflection of the tax effects of our foreign operations, general business credits and the non-deductibility of certain expenses.

Results of Operations

        The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$262,039	$184,920	$200,492
Principal transactions	101,339	65,237	59,359

Total brokerage revenues	363,378	250,157	259,851
Analytics and market data	16,081	13,143	9,615
Interest income	1,578	1,167	1,401
Other income	3,983	1,377	4,353

Total revenues	385,020	265,844	275,220

EXPENSES:
Compensation and employee benefits	241,847	166,276	174,011
Communications and quotes	20,536	16,512	15,944
Travel and promotion	19,511	14,301	15,522
Rent and occupancy	10,669	10,645	10,964
Depreciation and amortization	13,856	10,297	10,361
Professional fees	9,468	7,793	7,254
Clearing fees	9,816	3,668	4,063
Interest	3,159	2,470	3,397
Other expenses	10,353	6,533	6,960
Lease termination costs to affiliate	2,651	—	—

Total expenses	341,866	238,495	248,476

Income before provision for income taxes	43,154	27,349	26,744
Provision for income taxes	20,031	12,885	14,470

Net income	$23,123	$14,464	$12,274

        The following table sets forth our consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Year ended December 31,
	2004	2003	2002
REVENUES:
Brokerage revenues:
Agency commissions	68.0%	69.6%	72.8%
Principal transactions	26.3	24.6	21.6

Total brokerage revenues	94.3	94.2	94.4
Analytics and market data	4.2	4.9	3.5
Interest income	0.4	0.4	0.5
Other income	1.1	0.5	1.6

Total revenues	100.0%	100.0%	100.0%

EXPENSES:
Compensation and employee benefits	62.8%	62.5%	63.2%
Communications and quotes	5.3	6.2	5.8
Travel and promotion	5.1	5.4	5.6
Rent and occupancy	2.8	4.0	4.0
Depreciation and amortization	3.6	3.9	3.8
Professional fees	2.5	2.9	2.6
Clearing fees	2.5	1.4	1.5
Interest	0.8	0.9	1.2
Other expenses	2.7	2.5	2.5
Lease termination costs to affiliate	0.7	0.0	0.0

Total expenses	88.8%	89.7%	90.2%

Income before provision for income taxes	11.2%	10.3%	9.8%
Provision for income taxes	5.2	4.8	5.3

Net income	6.0%	5.5%	4.5%

Year ended December 31, 2004 Compared to the Year Ended December 31, 2003

        Net income for the year ended December 31, 2004 was $23.1 million as compared to net income of $14.5 million for the year ended December 31, 2003, an increase of $8.6 million or approximately 59.3%. Total revenues increased by $119.2 million, or 44.8%, to $385.0 million for the year ended December 31, 2004 from $265.8 million for the prior year. Our increased revenues were primarily due to increased brokerage revenues across each of our product categories. Total expenses increased by $103.4 million, or 43.3%, to $341.9 million for the year ended December 31, 2004 from $238.5 million for the prior year. Expenses increased primarily because of increased compensation expense, which was attributable to an increase in performance-based bonuses as a result of higher revenues, and higher sign-on bonuses for the year ended December 31, 2004.

Revenues

Brokerage Revenues

        Total brokerage revenues increased by $113.2 million or 45.2%, to $363.4 for the year ended December 31, 2004 from $250.2 million for the year ended December 31, 2003. Agency commissions increased by $77.1 million, or 41.7% to $262.0 million for the year ended December 31, 2004 as compared to $184.9 million for the year ended December 31, 2003. Principal transactions increased by

$36.1 million, or 55.4%, to $101.3 million for the year ended December 31, 2004 from $65.2 million for the year ended December 31, 2003. Of the total increase in brokerage revenues of $113.2 million, approximately $52.2 million was attributable to the addition of thirty-four new brokerage desks across all product areas since the beginning of the year. Revenues increased in each of our product categories with most of the increase in our equity product category. The increase in equity products brokerage revenues of approximately $44.2 million was primarily attributable to the addition of ten new brokerage desks that generated approximately $25.3 million of brokerage revenues for the year ended December 31, 2004. The remaining increase of $18.9 million in brokerage revenues for the equity products was generated from our existing brokerage desks with our equity derivative desks alone accounting for the majority of this increase. The increase in credit product brokerage revenues of approximately $37.7 million was attributable to $17.9 million in brokerage revenues generated by the addition of twelve new brokerage desks and continued revenue generated by our existing brokerage desks, primarily our credit derivatives and corporate bond desks. The increase in commodity products brokerage revenues of approximately $15.6 million was primarily due to the increase of four new brokerage desks that generated $7.2 million in brokerage revenues and increased brokerage revenues generated by existing desks as a result of the continuing recovery in the energy product markets and the expansion of our wet shipping desk. The increase in financial products brokerage revenues of approximately $15.6 million was primarily attributable to the performance from both new and existing brokerage desks, primarily non-deliverable forward, interest rate and swaptions desks.

Analytics and Market Data

        Revenues from our analytics and market data products increased by $3.0 million, or 22.9%, to $16.1 million for the year ended December 31, 2004 from $13.1 million for the year ended December 31, 2003. This increase was primarily attributable to our data distribution agreement with a third party, which generated $2.7 million in revenues for the year ended December 31, 2004 as compared to $1.6 million for the year ended December 31, 2003.

Interest Income

        Interest income increased by $0.4 million, or 33.3%, to $1.6 million for the year ended December 31, 2004 as compared to $1.2 million for the year ended December 31, 2003. The increase is mainly attributable to the higher level of average cash balances during the year.

Other Income

        Other income increased by $2.6 million to $4.0 million for the year ended December 31, 2004 as compared to $1.4 million for the year ended December 31, 2003. Other income for the year ended December 31, 2004 mainly consisted of transactional net gains (losses) based on foreign currency fluctuations, net gains (losses) on foreign exchange derivative contracts and proceeds received by us from a litigation settlement related to an employment contract dispute with one of our competitors.

Expenses

Compensation and Employee Benefits

        Compensation and employee benefits expenses increased by $75.5 million, or 45.4%, to $241.8 million for the year ended December 31, 2004 from $166.3 million for the year ended December 31, 2003. The increase was primarily attributable to an increase in the number of brokerage personnel from 397 at December 31, 2003 to 560 at December 31, 2004, increase in performance-related brokerage bonuses of $40.9 million and an increase in expense related to sign-on bonuses of $6.2 million. Total increase in sign-on bonuses for newly hired brokers in 2004 resulted from the expansion of our brokerage operations in equity, credit and commodity products.

        Total compensation and employee benefits as a percentage of total revenues increased slightly to 62.8% at December 31, 2004 from 62.5% at December 31, 2003. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 16.8% for the year ended December 31, 2004 as compared to the prior year.

Communications and Quotes

        Communications and quotes increased by $4.0 million, or 24.2%, to $20.5 million for the year ended December 31, 2004 from $16.5 million from the year ended December 31, 2003. The increase was primarily attributable to the increase in brokerage desks and brokerage personnel.

Travel and Promotion

        Travel and promotion increased by $5.2 million, or 36.4%, to $19.5 million for the year ended December 31, 2004 from $14.3 million for year ended December 31, 2003. This expense, as a percentage of our total brokerage revenues for the year ended December 31, 2004 decreased slightly to 5.4% from 5.7% for the year ended December 31, 2003. We believe this decrease was due to the implementation of a policy that seeks to limit travel and promotion expense attributable to each brokerage desk to an amount consistent with the revenue productivity of that desk.

Depreciation and Amortization

        Depreciation and amortization expense increased by $3.6 million, or 35.0%, to $13.9 million for the year ended December 31, 2004 from $10.3 million for the year ended December 31, 2003. This increase reflects depreciation of capitalized development costs of several software projects that we began amortizing at the end of 2003 and the first quarter of 2004 and $0.6 million of accelerated depreciation related to certain long-lived assets to be abandoned as a result of the early termination of our primary U.K. lease.

Professional Fees

        Professional fees increased by $1.7 million, or 21.8%, to $9.5 million for the year ended December 31, 2004 from $7.8 million for the year ended December 31, 2003. This increase was primarily due to the increase in information technology consulting, audit, tax, internal audit outsourcing and legal fees.

Clearing Fees

        Clearing fees increased by $6.1 million, or 164.9%, to $9.8 million for the year ended December 31, 2004 from $3.7 million for the year ended December 31, 2003. This increase was due to a higher volume in the number of principal transactions executed during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

        Interest expense increased by $0.7 million, or 28.0%, to $3.2 million for the year ended December 31, 2004 from $2.5 million for the year ended December 31, 2003. The increase was primarily due to increased interest charges on third party clearing accounts related to our brokerage operations.

Other Expenses

        Other expenses increased by $3.9 million, or 60.0%, to $10.4 million for the year ended December 31, 2004 from $6.5 million for the year ended December 31, 2003. The increase was primarily attributable to an increase in fair value of the Fenics purchase obligation, the write-off of certain unrealizable asset balances and an increase in other general office and miscellaneous expenses, such as charitable contributions, dues and subscriptions and bank charges.

Lease Termination Costs to Affiliates

        Lease termination costs to affiliates for the year ended December 31, 2004 were $2.7 million. These costs represent the estimated lease termination costs in connection with our primary lease in the U.K., which we lease from an affiliate. On December 31, 2004, we terminated that U.K. lease with the termination date effective on September 1, 2005.

Provision for Income Taxes

        Our provision for income taxes totaled $20.0 million for the year ended December 31, 2004 and $12.9 million for the year ended December 31, 2003. Our effective tax rate was approximately 46% for the year ended December 31, 2004 as compared to 47% for the year ended December 31, 2003. The reduction in the effective tax rate was primarily due to decreases in state and local income taxes and promotion expenses, as well as increases in business tax credits, offset by an increase in taxes related to foreign operations.

Year ended December 31, 2003 Compared to the Year Ended December 31, 2002

Overview

        Our net income for the year ended December 31, 2003 was $14.5 million compared to net income of $12.3 million for the year ended December 31, 2002, an increase of 17.9%. Total revenues decreased by $9.4 million, or 3.4%, to $265.8 million for the year ended December 31, 2003 from $275.2 million for the year ended December 31, 2002. Our decreased revenues were primarily attributable to a decrease in brokerage revenues in the commodity products area due to a reduction in trading activity. Total expenses decreased by 4.0% to $238.5 million for the year ended December 31, 2003 from $248.5 million for the year ended December 31, 2002. Expenses decreased primarily because of reduced bonuses resulting from lower brokerage revenues. A reduction in our effective tax rate also contributed to the increase in net income for 2003 as compared to 2002.

Revenues

Brokerage Revenues

        Total brokerage revenues decreased by $9.7 million, or 3.7%, to $250.2 million for the year ended December 31, 2003 from $259.9 million for the year ended December 31, 2002. Agency commissions decreased by $15.6 million, or 7.8%, to $184.9 million for the year ended December 31, 2003 from $200.5 million for the year ended December 31, 2002. Revenues from principal transactions increased by $5.9 million, or 9.9% to $65.2 million for the year ended December 31, 2003 from $59.4 million for the year ended December 31, 2002. Brokerage revenues from new brokerage desks established during the period from May 2002 through the end of 2003 generated an increase of $22.6 million in brokerage revenues for the year ended December 31, 2003, however this increase was offset by a $32.3 million decrease in brokerage revenues from existing desks mainly in commodity and credit products. The decrease in commodity product brokerage revenues of approximately $22.8 million primarily resulted from reduced trading in the energy markets caused by the continued impact of the bankruptcies of Enron Corp. and other energy companies, leading to a substantial decline in brokerage revenues relating to energy products and an overall reduction of 37% in brokerage revenues in the commodity product area as compared to the same period in 2002. Brokerage revenues derived from the credit products area were generally unchanged because increased brokerage revenues of $13.3 million from the addition of nine new or restructured brokerage desks was largely offset by decreased brokerage revenues from our existing brokerage desks as new competitors entered the credit product markets in 2003 resulting in downward pressure on our commission rates. The increase in financial product brokerage revenues of $13.9 million resulted primarily from market growth in a number of products whose growth was affected by the increased volatility of the U.S. dollar.

Analytics and Market Data

        Revenues from our analytics and market data products increased by $3.5 million, or 36.5%, to $13.1 million for the year ended December 31, 2003 from $9.6 million for the year ended December 31, 2002. This increase was primarily the result of increased data sales of $3.8 million, partially offset by a reduction in revenue from our analytics products of $0.3 million.

Interest Income

        Interest income decreased by $0.2 million to $1.2 million for the year ended December 31, 2003 from $1.4 million for the year ended December 31, 2002. This decrease was primarily caused by lower interest rates on our cash deposits.

Other Income

        Other income decreased by $3.0 million, or 68.2%, to $1.4 million for the year ended December 31, 2003 from $4.4 million for the year ended December 31, 2002. This decrease was primarily due to other income received in 2002 from the sale of our treasury repurchase agreement brokerage desk for $1.4 million, as well as the receipt in 2002 of insurance proceeds of $1.7 million resulting from business interruption in connection with the September 11, 2001 terrorist attacks in New York City.

Expenses

Compensation and Employee Benefits

        Compensation and employee benefits expense decreased by $7.7 million, or 4.4%, to $166.3 million for the year ended December 31, 2003 from $174.0 million for the year ended December 31, 2002. This decrease was primarily due to reductions in bonuses to brokers and executives as a result of lower brokerage revenues in 2003 as compared to 2002 and a $2.9 million reduction in 2003 in our accrual for the employer portion of National Insurance Contributions ("NIC") related to certain 2002 employee bonuses in the U.K. Based on legal developments in the U.K. and management's evaluation of facts and circumstances available in 2003, management decided that it would not be probable that we would be obligated to pay the NIC related to these bonuses and we reduced our accrual accordingly.

        Total compensation as a percentage of total revenues decreased to 62.5% for the year ended December 31, 2003 from 63.2% for the year ended December 31, 2002. Broker productivity decreased by approximately 10% for the year ended December 31, 2003 as compared to the same period in 2002, partially as a result of a decline in brokerage revenues from the commodity products area.

Communications and Quotes

        Communications and quotes expense increased by $0.6 million, or 3.8%, to $16.5 million for the year ended December 31, 2003 from $15.9 million for the year ended December 31, 2002. This increase was primarily due to an increase in communications charges incurred as a result of an increase in brokerage personnel by 31 and an increase in quote charges due to increased activity in our U.K. and Asia-Pacific offices.

Travel and Promotion

        Travel and promotion expense decreased by $1.2 million, or 7.7%, to $14.3 million for the year ended December 31, 2003 from $15.5 million for the year ended December 31, 2002. This decrease was primarily due to policies introduced by management over the course of 2003 which seek to limit these expenses.

Rent and Occupancy

        Rent and occupancy expense decreased by $0.4 million, or 3.6%, to $10.6 million for the year ended December 31, 2003 compared to $11.0 million for the year ended December 31, 2002. This decrease was primarily due to decreased utility costs in 2003.

Depreciation and Amortization

        Depreciation and amortization expense was $10.3 million for the year ended December 31, 2003 compared to $10.4 million for the year ended December 31, 2002. Depreciation and amortization remained fairly level as a result of the offsetting effects of certain assets fully depreciating during 2003 and the commencement in 2003 of the depreciation of certain previously capitalized development costs for software developed for internal use.

Professional Fees

        Professional fees increased by $0.5 million, or 6.8%, to $7.8 million for the year ended December 31, 2003 from $7.3 million for the year ended December 31, 2002. This increase was primarily due to an increase in fees related to accounting and tax services.

Clearing Fees

        Clearing fees decreased by $0.4 million, or 9.8%, to $3.7 million for the year ended December 31, 2003 from $4.1 million for the year ended December 31, 2002. This decrease was primarily due to a reduction in trade execution fees reflecting lower trading volume in equity derivatives products.

Interest Expense

        Interest expense decreased by $0.9 million, or 26.5%, to $2.5 million for the year ended December 31, 2003 from $3.4 million for the year ended December 31, 2002. This decrease was primarily due to reduced borrowing costs under our credit facility as a result of lower interest rates, and the repayment in February 2003 of indebtedness incurred in connection with our acquisition of Fenics.

Other Expenses

        Other expenses remained relatively level at $6.5 million for the year ended December 31, 2003, compared to $7.0 million for the year ended December 31, 2002.

Provision for Income Taxes

        Our provision for income taxes totaled $12.9 million for the year ended December 31, 2003 and $14.5 million for the year ended December 31, 2002. Our effective tax rate was approximately 47% for the year ended December 31, 2003 and approximately 54% for the year ended December 31, 2002.

This reduction in our effective tax rate was primarily due to a reduction in the amount of disallowed deductions for promotion expenses and the recognition of deferred tax assets relating to our foreign operations, specifically the recording of certain foreign deferred items, including foreign depreciation and software charges and unpaid intra-company royalties and interest. Unpaid intra-company royalties and interest give rise to a deferred tax asset because, for U.K. income tax purposes, no current year deduction is permitted for intra-company royalties or interest unless they are paid in the year of accrual or within one year of such accrual. As a result, a deduction would be allowed for those expenses when paid so long as payment occurs within one year of accrual and, until such payment is made, we record a deferred asset.

Quarterly Results of Operations (Unaudited)

        The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2003 to December 31, 2004. Results of any period are not necessarily indicative of results for a full year.

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$73,366	$69,705	$60,589	$58,379	$43,832	$44,964	$45,672	$50,452
Principal transactions	25,627	24,977	26,978	23,757	17,746	15,064	15,233	17,194

Total brokerage revenues	98,993	94,682	87,567	82,136	61,578	60,028	60,905	67,646

Analytics and market data	3,732	3,664	4,012	4,673	3,094	3,167	3,541	3,341
Interest income	776	356	170	276	391	176	289	311
Other income (loss)	1,597	1,077	701	608	1,648	436	(1,129)	422

Total revenues	105,098	99,779	92,450	87,693	66,711	63,807	63,606	71,720

Expenses
Compensation and employee benefits	66,224	62,062	58,475	55,086	42,731	36,751	42,124	44,670
Communications and quotes	5,341	5,196	5,325	4,674	4,115	4,230	4,107	4,060
Travel and promotion	6,251	4,382	4,930	3,948	3,952	3,551	3,548	3,250
Rent and occupancy	2,479	2,861	2,756	2,573	2,208	2,377	2,887	3,173
Depreciation and amortization	4,060	3,411	3,243	3,142	3,026	2,295	2,211	2,765
Professional fees	2,676	2,848	2,178	1,766	2,259	2,104	1,541	1,889
Clearing fees	3,623	2,743	2,385	1,065	900	803	969	996
Interest	1,076	838	666	579	671	600	608	591
Other expenses	3,343	2,299	2,686	2,025	2,007	2,363	995	1,168
Lease termination costs to affiliate	2,651	—	—	—	—	—	—	—

Total expenses	97,724	86,640	82,644	74,858	61,869	55,074	58,990	62,562

Income before provision for taxes	7,374	13,139	9,806	12,835	4,842	8,733	4,616	9,158
Provision for income taxes	4,017	5,266	4,716	6,032	2,281	4,114	2,176	4,314

Net income	$3,357	$7,873	$5,090	$6,803	$2,561	$4,619	$2,440	$4,844

        The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Revenues
Brokerage revenues:
Agency commissions	69.8%	69.9%	65.5%	66.6%	65.7%	70.5%	71.8%	70.3%
Principal transactions	24.4	25.0	29.2	27.1	26.6	23.6	24.0	24.0

Total brokerage revenues	94.2	94.9	94.7	93.7	92.3	94.1	95.8	94.3
Analytics and market data	3.6	3.6	4.3	5.3	4.6	4.9	5.5	4.7
Interest income	0.7	0.4	0.2	0.3	0.6	0.3	0.5	0.4
Other income (loss)	1.5	1.1	0.8	0.7	2.5	0.7	(1.8)	0.6

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	63.1%	62.2%	63.3%	62.8%	64.1%	57.6%	66.2%	62.3%
Communications and quotes	5.1	5.2	5.8	5.3	6.2	6.6	6.5	5.7
Travel and promotion	5.9	4.4	5.4	4.5	5.9	5.6	5.6	4.5
Rent and occupancy	2.4	2.9	3.0	2.9	3.3	3.7	4.5	4.4
Depreciation and amortization	3.9	3.4	3.5	3.6	4.5	3.6	3.5	3.9
Professional fees	2.5	2.9	2.4	2.0	3.4	3.3	2.4	2.6
Clearing fees	3.4	2.7	2.6	1.2	1.3	1.3	1.5	1.4
Interest	1.0	0.8	0.7	0.7	1.0	0.9	1.0	0.8
Other expenses	3.2	2.3	2.9	2.3	3.0	3.7	1.6	1.6
Lease termination costs to affiliate	2.5	—	—	—	—	—	—	—

Total expenses	93.0%	86.8%	89.6%	85.3%	92.7%	86.3%	92.8%	87.2%

Income before provision for taxes	7.0	13.2	10.4	14.7	7.3	13.7	7.2	12.8
Provision for income taxes	3.8	5.3	5.1	6.9	3.4	6.4	3.4	6.0

Net income	3.2%	7.9%	5.3%	7.8%	3.9%	7.3%	3.8%	6.8%

        The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(dollars in thousands)
Brokerage Revenues:
Credit	$36,304	$42,315	$37,247	$37,223	$27,231	$25,597	$28,539	$34,004
Financial	24,870	20,377	18,922	20,540	17,648	18,107	16,951	16,395
Equity	21,753	18,656	18,515	12,549	7,043	7,181	6,449	6,553
Commodity	16,066	13,334	12,883	11,824	9,656	9,143	8,966	10,694

Total brokerage revenues	$98,993	$94,682	$87,567	$82,136	$61,578	$60,028	$60,905	$67,646

Brokerage Revenues:
Credit	36.7%	44.7%	42.6%	45.3%	44.2%	42.6%	46.9%	50.3%
Financial	25.1	21.5	21.6	25.0	28.7	30.2	27.8	24.2
Equity	22.0	19.7	21.1	15.3	11.4	12.0	10.6	9.7
Commodity	16.2	14.1	14.7	14.4	15.7	15.2	14.7	15.8

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        Our primary sources of liquidity for the years ended December 31, 2004, 2003 and 2002 were cash flows from operations, proceeds received from sales of our equity securities and borrowings under our credit facilities. In August 2004, we entered into the 2004 Credit Agreement that provides for a revolving credit facility in a principal amount of $80.0 million, which includes a letter of credit facility that has a sub-limit of $30.0 million. The 2004 Credit Agreement can be increased to $100.0 million with the consent of the lenders. Borrowings under the 2004 Credit Agreement were used to repay in full our outstanding borrowings under our previous credit facility (the "2002 Credit Facility").

        Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At December 31, 2004, we had $105.2 million of cash and cash equivalents compared to $87.3 million and $63.7 million at December 31, 2003 and 2002, respectively. The changes to our cash and cash equivalents balances for these periods are due to our operating, investing and financing activities as discussed below.

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the years ended December 31,

	2004	2003	2002
Cash provided by operating activities	$15,212	$28,924	$38,582
Cash used in investing activities	(7,795)	(7,804)	(15,172)
Cash provided by financing activities	10,574	2,761	6,532
Effects of foreign currency translation adjustment	(129)	(289)	(57)

Increase in cash and cash equivalents	$17,862	$23,592	$29,885

        Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effects of changes in working capital. Cash provided by operating activities was $15.2 for the year ended December 31, 2004 and consisted of net income of $23.1 million adjusted for non-cash items of $14.0 million and $21.9 million utilized for working capital. Cash provided for operating activities decreased by $13.7 million or 47.4% for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The decrease was primarily due to the changes in working capital, including accrued commissions receivable and net receivables from and payables to brokers, dealers and clearing organizations offset by the increases in net income and accrued compensation. Cash provided by operating activities was $28.9 million for the year ended December 31, 2003 and consisted of net income of $14.5 million adjusted for non-cash items of $9.2 million and $5.3 million provided by working capital. Cash provided by operating activities was $38.6 million for the year ended December 31, 2002 and consisted of net income of $12.3 million adjusted for non-cash items of $16.1 million and $10.3 million provided by working capital.

        Cash used in investing activities was $7.8 million for each of the years ended December 31, 2004 and 2003 as compared to $15.2 million for the year ended December 31, 2002. The decrease in cash used in investing activities during 2004 and 2003 as compared to 2002 was primarily attributable to fluctuating levels of expenditures on information technology assets, both externally purchased and internally developed.

        Cash provided by financing activities was $10.6 million for the year ended December 31, 2004 as compared to $2.8 million for the year ended December 31, 2003. Net borrowings under our credit facilities increased by $11.5 million for the year ended December 31, 2004. Cash provided by financing activities was $2.8 million for the year ended December 31, 2003 as compared to $6.5 million for the year ended December 31, 2002. Net borrowing under the revolving portion of our 2002 Credit Facility increased by $10.5 million for the year ended December 31, 2003 as compared to $3.7 million for the year ended December 31, 2002. Cash provided by financing activities for the year ended December 31, 2002 also included $30.1 million from the issuance of our Series C Preferred Stock in June 2002 and was partially offset by the repayment of $22.7 million in notes payable to Jersey Partners and the payment of $4.5 million in dividends to Jersey Partners.

        At December 31, 2004, there were $50.5 million in outstanding borrowings and $6.5 million pursuant to letters of credit under our 2004 Credit Agreement. At December 31, 2004, we had $23 million of availability under the 2004 Credit Agreement. As of December 31, 2004, we were in compliance with all of our obligations under this agreement. In February 2005, we paid down the outstanding borrowings and accrued interest under the 2004 Credit Agreement with proceeds from our IPO.

        Our liquidity and available cash resources are in part restricted by the regulatory requirements of three of our primary operating subsidiaries, GFI Securities LLC, which is a registered broker-dealer in the U.S., and GFI Securities Limited and GFI Brokers Limited, which are registered broker-dealers in the U.K. These three subsidiaries are subject to minimum capital requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital requirements. U.S. and U.K. regulations prohibit a registered broker-dealer from repaying borrowings of its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification or approval from its principal regulator. Our non-regulated subsidiaries are not subject to these restrictions. The capital structures of each of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements. As of December 31, 2004, GFI Securities LLC had Net Capital, as defined under the Exchange Act, of $19.7 million, which was $19.4 million in excess of its required minimum net capital of $0.3 million. As of December 31, 2004, GFI Securities Limited had financial resources, as defined by the FSA, of $15.1 million, which was $7.0 million in excess of its required financial resources of $8.1 million. As of December 31, 2004, GFI Brokers Limited had financial resources, as defined by the FSA, of $7.9 million, which was $0.5 million in excess of its required financial resources of $7.4 million.

        GFI (HK) Securities LLC is subject to the capital requirements of the SFC in Hong Kong. At December 31, 2004, GFI (HK) Securities LLC had net capital of approximately $1.7 million, which was $1.3 million in excess of its required minimum net capital of $0.4 million.

        In Singapore, the MAS regulates our subsidiary GFI Group PTE Ltd. Our compliance requirements with the MAS include, among other things, maintaining stockholders' equity of 3.0 million Singapore dollars and monitoring GFI Group PTE Ltd.'s trading practices and business activities. At December 31, 2004, GFI Group PTE Ltd had stockholders' equity of 3.8 million Singapore dollars (U.S. $2.3 million), which was 0.8 million Singapore dollars (U.S. $0.5 million) in excess of its required stockholders' equity.

        Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

        We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, the net proceeds of our IPO and availability under our credit agreement, will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

        In January 2005, we completed our IPO and received estimated net proceeds of $74.2 million after deducting the underwriting discount and expenses of the offering. We used a portion of the net proceeds from the IPO to repay in full the outstanding principal of $9.25 million and accrued interest on the note held by Jersey Partners. We also intend to use a portion of the net proceeds of the IPO to purchase the remaining portion of Fenics capital stock not currently owned by us. At the time we acquired our approximately 90% interest in Fenics in 2001, we agreed to purchase the remaining approximately 10% of the capital stock of Fenics following the completion of an initial public offering at a per share price equal to the fair market value, as of the date of such offer, of 0.3274 shares of our common stock.    On March 9, 2005, we made a written offer to purchase all of the ordinary shares in Fenics Limited not held by us for an amount equal to $8.37 per Fenics Limited share (the "Purchase Price"). The Purchase Price represents 0.3274 multiplied by $25.58, which was the average closing price of our common stock over the immediately preceding four calendar weeks. This offer was made to all minority shareholders of Fenics Limited and, in the aggregate, is an offer to buy 532,098 ordinary shares in Fenics Limited at a total purchase price of $4.5 million.

        Further, in February 2005 we used a portion of the net proceeds from the IPO to pay down in full the current outstanding balances under our 2004 Credit Agreement of $52.5 million plus accrued interest.

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of December 31, 2004:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations
Long-Term Debt:
Notes Payable(1)	$50,500	$—	$50,500	$—	$—
Loan Notes Payable(2)	9,250	—	1,850	5,550	1,850
Operating Leases(3)	21,187	3,582	4,797	4,528	8,280
Purchase Obligations(4)	6,497	5,283	1,214	—	—

Total	$87,434	$8,865	$58,361	$10,078	$10,130

(1)
Amounts listed under Notes Payable represent outstanding borrowings under our 2004 Credit Agreement and vary from the notes payable reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees. In February 2005, we used a portion of the net proceeds of our IPO to pay down all current amounts outstanding under our 2004 Credit Agreement.

(2)
Amounts listed under Loan Notes Payable represent the remaining outstanding principal amount of a note held by Jersey Partners. We used a portion of the net proceeds of our IPO to repay that note in full on January 31, 2005.

(3)
Amounts listed under Operating Leases include a lease agreement with an affiliate, which was scheduled to terminate in 2016 with an annual rent of £0.5 million ($0.9 million at December 31, 2004). In December 2004, we agreed to terminate this lease effective September 2005 and to make certain termination and other payments upon such termination. As a result, we accrued an obligation for the contract termination fees and other payment that totaled $2.9 million as of December 31, 2004. See Note 15 of the notes to our consolidated financial statements for further details.

(4)
Amounts listed under Purchase Obligations include agreements for quotes with various information service providers.

Off-Balance Sheet Entities

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

General

        This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believed are reasonable under the circumstances. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. We believe the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

        We provide brokerage services to our clients in the form of either agency or principal transactions. In agency transactions, we charge commissions for executing transactions between buyers and sellers. We earn revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transaction revenue is primarily derived from matched principal transactions. In matched principal transactions, we simultaneously agree to buy instruments from one party and sell them to another. Certain of our brokerage desks enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating our clients' execution needs. These unmatched positions are intended to be held short term. Brokerage revenues and related expenses from agency and principal transactions are recognized on a trade date basis. We do not receive actual payment of the commissions or the net spread until the specific account receivable is collected in an agency transaction or until the specific settlement date in a principal transaction.

        We evaluate the level of our allowance for doubtful accounts based on the financial condition of our clients, the length of time receivables are past due and our historical experience with the particular client. Also, if we know of a client's inability to meet its financial obligations, we record a specific provision for doubtful accounts for estimated losses resulting from the inability of that client to make payments. The amount of the provision will be charged against the amounts due to reduce the receivable to the amount we reasonably believe will be collected. If the financial condition of one of our clients were to deteriorate, resulting in an impairment of its ability to make payments, an additional provision could be required. Due to changing economic business and market conditions, we review the provision monthly and make changes to the provision as appropriate. Our allowance for doubtful accounts at December 31, 2004 was $2.9 million.

Stock Options

        We have granted employees options to purchase our common stock, generally at an exercise price greater than or equal to the fair market value of the underlying stock at the date of grant. For all options accounted for under APB No. 25, Accounting for Stock Issued to Employees, which requires measurement on the date of grant, we record deferred stock-based compensation to the extent that the value of the stock at the date of grant exceeds the exercise price of the option. For disclosure purposes, we also estimate the impact on our net income of applying the fair value method of measuring compensation cost on stock options with the fair value determined under the minimum value method as provided by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Effective January 1, 2003, we adopted fair value accounting consistent with SFAS No. 123, Accounting for Stock-Based Compensation, using the prospective method allowed by SFAS No. 148. Under SFAS No. 123, options issued or modified on or after January 1, 2003 are accounted for using the fair value method, pursuant to which we expense the fair value measured at the date of grant, or the incremental fair value measured at the date of modification, over the related vesting period. An assumption utilized in the minimum value calculation is the estimate of the fair value of the underlying stock. In the absence of a public market for our common stock, management estimated the market value of our common stock for option grants based upon recent transactions involving our equity securities and periodic valuation analyses.

Goodwill

        Under SFAS No. 142, Goodwill and Other Intangible Assets, management is required to perform a detailed review, at least annually, of the carrying value of our intangible assets, which includes goodwill. In this process, management is required to make estimates and assumptions in order to determine the fair value of our assets and liabilities and projected future earnings using various valuation techniques, including a discounted cash flow model. Management uses its best judgment and information available to it at the time to perform this review. Because management's assumptions and estimates are used in projecting future earnings as part of the valuation, actual results may differ. If management determines that the fair value of the intangible asset is less than its carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

Contingencies

        In the normal course of business, we have been named as defendants in various lawsuits and proceedings and have been involved in certain regulatory examinations. Additional actions, investigations or proceedings may be brought from time to time in the future. We are subject to the possibility of losses from these various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. We have recorded reserves for certain contingencies to which we may have exposure, such as reserves for certain income tax and litigation contingencies and contingencies related to the employer portion of National Insurance Contributions in the U.K.

        It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves we have accrued. It is management's opinion that the ultimate resolution of these matters, while not likely to have a material adverse effect on our consolidated financial condition, could be material to our operating results for any particular period.

Income Taxes

        In accordance with SFAS No. 109, Accounting for Income Taxes, we provide for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Our interpretation of complex tax law may impact our measurement of current and deferred income taxes.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and is effective as of the first interim period that begins after June 15, 2005. We are currently evaluating the impact that adoption of this statement will have on our results of operations and financial position.

        In December 2004, the FASB issued Staff Position ("FSP") No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

The American Jobs Creation Act of 2004 (the "Act"), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction ("DRD"), of 85% of qualifying foreign earnings that are repatriated in either a company's last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, Accounting for Income Taxes, which typically requires the effect of a new tax law to be recorded in the period of enactment. The Company will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in its fiscal year ending December 31, 2005.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        In the normal course of business, we are exposed to foreign currency exchange rate fluctuations related to our international brokerage operations, changes in interest rates which impact our variable-rate debt obligations, credit risk associated with potential non-performance by counterparties or customers and market risk associated with our principal transactions. Our risk management strategy with respect to foreign currency risks includes the use of derivative financial instruments. We use derivatives only to manage existing underlying exposures of the Company. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy, and a sensitivity analysis estimating the effects of changes in fair values for exposures relating to foreign currency and interest rate exposures are outlined below.

Foreign Currency Exposure Risk

        We are exposed to risks associated with changes in foreign exchange rates. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward and foreign exchange collar contracts ("Foreign Exchange Derivative Contracts") for terms not more than twenty-four months to mitigate our exposure to foreign currency exchange rate fluctuations. Foreign Exchange Derivative Contracts entered into prior to June 2003 did not meet the requirements for hedge accounting and therefore gains and losses were included in earnings. All Foreign Exchange Derivative Contracts entered into during June 2003 and thereafter are designated and qualify as foreign currency cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. At December 31, 2004, we had outstanding Foreign Exchange Derivative Contracts to purchase and sell foreign currency with notional amounts translated into U.S. Dollars of $130.2 million. We would have paid $10.8 million at December 31, 2004 to settle these contracts, which represents the fair value of these contracts. At December 31, 2004, if the Euro strengthened by 10% against the U.S. Dollar, it would decrease the fair value of these contracts and, as a result, accumulated other comprehensive income would decrease by approximately $6.4 million, net of tax.

        We are also exposed to counterparty credit risk for nonperformance of derivative contracts and in the event of nonperformance, to market risk for changes in currency rates. The counterparty with whom we trade foreign exchange contracts is a major international financial institution. We monitor our positions with and the credit quality of this financial institution and we do not anticipate nonperformance by the counterparty.

        While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the U.S. dollar strengthened by 10% against the Euro and the British Pound strengthened by 10% against the U.S. dollar, the net impact to our net income would have been a reduction of approximately $0.4 million as of December 31, 2004.

Interest Rate Risk

        We had $59.8 million in variable-rate debt outstanding at December 31, 2004. These debt obligations are subject to fluctuations in interest rates, which impact the amount of interest we must pay. If variable interest rates were to increase by 0.50% per annum, the annual impact to our net income would be a reduction of approximately $0.2 million.

Credit Risk

        Credit risk arises from potential non-performance by counterparties and customers. We have established policies and procedures to manage our exposure to credit risk. We maintain a thorough credit approval process to limit exposure to counterparty risk and employ stringent monitoring to control the market and counterparty risk from our matched principal and agency businesses. Our brokers may only execute transactions for clients that have been approved by our credit committee following review by our credit department. Our credit approval process generally includes verification of key financial information and operating data and anti-money laundering verification checks. Our credit review process includes consideration of independent credit agency reports and a visit to the entity's premises, if necessary. We have developed and utilize a proprietary, electronic credit monitoring system.

        Credit approval is granted by our credit committee, which is comprised of senior management and representatives from our compliance, finance and legal departments. Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. Counterparties are reviewed for continued credit approval on at least an annual basis, and the results are provided to the credit committee. Maintenance procedures include reviewing current audited financial statements and publicly available information on the client, collecting data from credit rating agencies where available and reviewing any changes in ownership, title or capital of the client. In the last five years, we have had no material losses due to the nonpayment of commissions receivable.

Principal Transactions

        Through our subsidiaries, we execute matched principal transactions in which we act as a middleman by serving as a counterparty to both a buyer and a seller in matching back-to-back trades. These transactions are then settled through a third-party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded.

        Matched principal trades have been growing recently as a percentage of our revenues. Matched principal trades in the less liquid markets on which we focus are less likely to settle on a timely basis than transactions in more liquid markets. Receivables from brokers, dealers and clearing organizations and payables to brokers, dealers and clearing organizations on our consolidated statement of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. Our experience has been that substantially all of these transactions ultimately settle.

        Matched principal transactions expose us to risks. In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. Our focus on less liquid and over the counter markets exacerbates this risk for us because transactions in these markets are less likely to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, such as those which occurred as a result of the terrorist attacks on September 11, 2001 and the blackout in the eastern portion of the United States in August 2003, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

        We are subject to financing risk in these circumstances because if a transaction does not settle on a timely basis, the resulting unmatched position may need to be financed, either directly by us or through one of our clearing organizations at our expense. These charges may be recoverable from the failing counterparty, but sometimes are not. Finally, in instances where the unmatched position or failure to deliver is prolonged or widespread due to rapid or widespread declines in liquidity for an instrument, there may also be regulatory capital charges required to be taken by us, which depending on their size and duration, could limit our business flexibility or even force the curtailment of those portions of our business requiring higher levels of capital. Credit or settlement losses of this nature could adversely affect our financial condition or results of operations.

        In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as "out trades," and they create a potential liability for us. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations. Transactions done on an agency basis may also give rise to such risks.

        We allow certain of our brokerage desks to enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating clients' execution needs. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms of the instruments brokered, and the amount of time the positions are held before we dispose of the position. These unmatched positions are intended to be held short term. We do not track our exposure to unmatched positions on an intra-day basis. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

        We attempt to mitigate the risks associated with principal transactions through our credit approval and credit monitoring processes. We maintain a credit approval process as described above under the discussion of "Credit Risk" as a means of mitigating exposure to counterparty risk. In addition, our credit committee regularly monitors concentration of market risk to financial instruments, countries or counterparties and regularly monitors trades that have not settled within prescribed settlement periods or volume thresholds. We have developed and utilize a proprietary, electronic credit monitoring system, which provides management with twice daily credit reports that analyze credit concentration.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.

        We have audited the accompanying consolidated statements of financial condition of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of GFI Group Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, New York March 30, 2005

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share and per share amounts)

	December 31,
			Proforma December 31, 2004
	2004	2003
			(unaudited)
ASSETS
Cash and cash equivalents	$105,161	$87,299
Deposits with clearing organizations	8,833	7,945
Accrued commissions receivable, net of allowance for doubtful accounts	50,665	27,952
Receivables from brokers, dealers and clearing organizations	408,241	192,679
Property, equipment and leasehold improvements, net	25,449	30,077
Software inventory, net	3,495	2,536
Goodwill	11,482	11,482
Intangible assets, net	1,439	2,248
Other assets	25,458	12,591

TOTAL ASSETS	$640,223	$374,809

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued compensation	$64,097	$42,576
Accounts payable and accrued expense	21,560	22,267
Payables to brokers, dealers and clearing organizations	376,065	177,690
Notes payable, net	49,591	38,747
Loan note payable	9,250	9,250
Income taxes payable	10,336	6,266
Other liabilities	23,041	10,192
Lease termination costs payable to affiliate	2,871	—

Total Liabilities	$556,811	$306,988

Commitments and contingencies
Series C redeemable convertible preferred stock, $0.01 par value; 35,373,704 shares authorized; 3,723,545 shares outstanding at December 31, 2004 and 2003, respectively; none issued or outstanding pro forma (unaudited) (liquidation value of $41.5 million and $38.4 million, respectively)	30,043	30,043	$—
STOCKHOLDERS' EQUITY
Convertible preferred stock (liquidation value of $29.6 million)	29,069	29,069	—
Class A common stock, $0.01 par value; 100,000,000 authorized; 5,893,846 outstanding at December 31, 2004 and 2003, respectively; none issued or outstanding pro forma (unaudited)	59	59	—
Class B common stock, $0.01 par value; 300,000,000 authorized; 10,155,809 outstanding at December 31, 2004 and 2003, respectively; 22,804,086 issued and outstanding pro forma (unaudited)	102	102	228
Additional paid in capital	35,162	34,967	94,207
Retained earnings (accumulated deficit)	(3,313)	(26,436)	(3,313)
Accumulated other comprehensive (loss) income	(7,710)	17	(7,710)

Total Stockholders' Equity	53,369	37,778	$83,412

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$640,223	$374,809

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
REVENUES:
Brokerage revenues:
Agency commissions	$262,039	$184,920	$200,492
Principal transactions	101,339	65,237	59,359

Total brokerage revenues	363,378	250,157	259,851
Analytics and market data	16,081	13,143	9,615
Interest income	1,578	1,167	1,401
Other income	3,983	1,377	4,353

Total revenues	385,020	265,844	275,220

EXPENSES:
Compensation and employee benefits	241,847	166,276	174,011
Communications and quotes	20,536	16,512	15,944
Travel and promotion	19,511	14,301	15,522
Rent and occupancy	10,669	10,645	10,964
Depreciation and amortization	13,856	10,297	10,361
Professional fees	9,468	7,793	7,254
Clearing fees	9,816	3,668	4,063
Interest	3,159	2,470	3,397
Other expenses	10,353	6,533	6,960
Lease termination costs to affiliate	2,651	—	—

Total expenses	341,866	238,495	248,476

INCOME BEFORE PROVISION FOR INCOME TAXES	43,154	27,349	26,744
PROVISION FOR INCOME TAXES	20,031	12,885	14,470

NET INCOME	$23,123	$14,464	$12,274

EARNINGS PER SHARE
Basic—Class A and Class B common stock	$1.01	$0.63	$0.59
Diluted	$0.95	$0.61	$0.58
WEIGHTED AVERAGE SHARES OUSTANDING BASIC
Class A common stock	5,893,846	5,893,846	5,632,931
Class B common stock	10,155,809	10,155,809	10,154,002
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	24,334,003	23,693,418	21,231,412
EARNINGS PER SHARE—PRO FORMA (unaudited)
Basic	$1.01
Diluted	$0.95
Weighted average shares outstanding—basic	22,804,086
Weighted average shares outstanding—diluted	24,343,855

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2004	2003	2002
NET INCOME	$23,123	$14,464	$12,274
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on foreign exchange derivative contracts, net of tax	$(7,598)	$417	$—
Foreign currency translation adjustment, net of tax	(129)	(289)	(57)

COMPREHENSIVE INCOME	$15,396	$14,592	$12,217

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,123	$14,464	$12,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,856	10,297	10,361
Amortization of loan fees	270	142	130
Provision for allowance for doubtful accounts	815	(559)	2,181
Loss on disposal of fixed assets	—	86	122
Deferred compensation	195	44	271
Expenses paid for with common stock	—	—	106
(Benefit) provision for deferred taxes	(4,344)	(771)	3,190
Loss on foreign currency exchange for loan notes payable	—	128	1,021
Gain on the sale of U.S. treasury repurchase agreement brokerage desk	—	—	(1,350)
Loss on Fenics Purchase Obligation	570	(198)	19
Lease termination costs to affiliate	2,651	—	—
(Increase) decrease in operating assets:
Deposits with clearing organizations	(888)	(845)	10,793
Accrued commissions receivable	(22,981)	838	8,589
Receivables from brokers, dealers and clearing organizations	(215,562)	(74,130)	38,968
Software inventory	(1,584)	(1,755)	(1,036)
Other assets	(6,941)	692	652
Increase (decrease) in operating liabilities:
Accrued compensation	21,521	(3,111)	4,678
Accounts payable and accrued expenses	(486)	1,995	4,319
Payables to brokers, dealers and clearing organizations	198,375	77,547	(55,025)
Income taxes payable—current	4,070	1,651	(3,180)
Other liabilities	2,552	2,409	1,499

Cash provided by operating activities	15,212	28,924	38,582

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for business acquisitions & intangible assets	—	(198)	(33)
Purchase of property, equipment and leasehold improvements	(7,795)	(7,626)	(16,496)
Disposal of property and equipment	—	20	7
Proceeds from sale of U.S. treasury repurchase agreement brokerage desk	—	—	1,350

Cash used in investing activities	(7,795)	(7,804)	(15,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(3,000)	(7,500)	(55,603)
Proceeds from notes payable	14,500	18,000	59,300
Repayment of loan notes payable	—	(7,739)	(22,697)
Payment of loan fees	(926)	—	—
Dividends to JPI	—	—	(4,536)
Issuance of preferred stock	—	—	30,068

Cash provided by financing activities	10,574	2,761	6,532

Effects of foreign currency translation adjustment	(129)	(289)	(57)
INCREASE IN CASH AND CASH EQUIVALENTS	17,862	23,592	29,885
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	87,299	63,707	33,822

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,161	$87,299	$63,707

SUPPLEMENTAL DISCLOSURE:
Interest paid	$3,036	$1,943	$4,613
Income taxes paid, net of refunds	$20,907	$12,581	$15,359

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

					Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Convertible Preferred Stock	Common Stock		Additional Paid In Capital
		Class A	Class B				Total
BALANCE, JANUARY 1, 2002	$29,044	$53	$102	$34,552	$(48,638)	$(54)	$15,059
Dividends paid to JPI	—	—	—	—	(4,536)	—	(4,536)
Share issuance	25	6	—	100	—	—	131
Foreign currency translation adjustment	—	—	—	—	—	(57)	(57)
Deferred compensation	—	—	—	271	—	—	271
Net income	—	—	—	—	12,274	—	12,274

BALANCE, DECEMBER 31, 2002	29,069	59	102	34,923	(40,900)	(111)	23,142
Foreign currency translation adjustment	—	—	—	—	—	(289)	(289)
Unrealized gains on foreign exchange derivative contracts	—	—	—	—	—	417	417
Deferred compensation	—	—	—	44	—	—	44
Net income	—	—	—	—	14,464	—	14,464

BALANCE, DECEMBER 31, 2003	29,069	59	102	34,967	(26,436)	17	37,778
Foreign currency translation adjustment	—	—	—	—	—	(129)	(129)
Unrealized losses on foreign exchange derivative contracts	—	—	—	—	—	(7,598)	(7,598)
Deferred compensation	—	—	—	195	—	—	195
Net income	—	—	—	—	23,123	—	23,123

BALANCE, DECEMBER 31, 2004	$29,069	$59	$102	$35,162	$(3,313)	$(7,710)	$53,369

See notes to consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1.    ORGANIZATION AND BUSINESS

        The consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the "Company"). The Company is majority owned by Jersey Partners, Inc. ("JPI").

        The Company, through its subsidiaries, provides brokerage services to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics software products for decision support, which it licenses to the financial services industry and other corporations. The Company's principal operating subsidiaries include: GFInet inc. ("GFInet"), GFI Securities LLC ("SLLC"), GFI Brokers LLC, GFI Group LLC ("GLLC"), GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFInet U.K. Limited and Fenics Limited and subsidiaries ("Fenics").

        All material intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

        On January 31, 2005, the Company completed its initial public offering (the "IPO"), selling 3,947,369 shares of common stock at $21.00 per share. See Note 25 for further detail.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the consolidated financial statements. Management believes that the estimates utilized in the preparation of the consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

        Receivables from and Payables to Brokers and Dealers—Receivables from and payables to brokers and dealers primarily represent securities transactions which have not settled as of their stated settlement dates. These transactions relate primarily to the simultaneous purchase and sale of securities by GFI Securities Limited to facilitate brokerage transactions.

        Brokerage Transactions—The Company provides brokerage services to its clients in the form of either agency or principal transactions.

        Agency Commissions—In agency transactions, the Company charges commissions for executing transactions between buyers and sellers. Agency commissions revenues and related expenses are recognized on a trade date basis.

        Principal Transactions—Principal transaction revenue is primarily derived from matched principal transactions. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. A very limited number of brokerage desks are allowed to enter into unmatched principal transactions to facilitate a customer's execution needs for transactions initiated by such customers. These unmatched positions are intended to be held short term and in liquid markets. The Company does not enter into unmatched principal transactions for purposes of speculating on movements in the markets. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered.

        Additionally, from time to time, for the purpose of facilitating our customers' execution needs, the Company holds securities positions. These positions are marked to market on a daily basis. Principal transactions revenues and related expenses are recognized on a trade date basis.

        Analytics and Market Data Revenue Recognition—Analytics revenue consists mostly of fees for licenses of software products as well as maintenance, installation, customer training and technical support of those products. Market data revenue primarily consists of subscription fees. Analytics revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred and no significant implementation obligations remain, the fee is fixed and determinable, and collectibility is probable. Fees for future updates of software products are considered separate arrangements and related revenues are recognized when the customer acknowledges participation in the update and delivery occurs. Market data revenue is recognized over the term of the subscription period.

        The Company licenses its products through its direct sales force and indirectly through resellers. The Company's license agreements for such products do not provide for a right of return.

        Property, Equipment and Leasehold Improvements—Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method generally over two to seven years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are amortized on a straight-line basis over the estimated useful life of the software, generally three years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

        Construction Type Contract—During the year ended December 31, 2004, the Company entered into a product development and customization contract whereby the Company would develop an online currency trading system and customize it for a customer. The Company will own the back-end portion of the online currency trading system and this technology will be available to license to other third parties. The contract is accounted for using the completed-contract method in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts," and with the applicable guidance provided by SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts as the Company is unable to make reasonably dependable estimates of progress towards completion. Under this method, revenues and expenses are deferred and netted on the Consolidated Statements of Financial Condition until such time when the project is substantially complete. As of December 31, 2004, the net asset reflected in other assets on the Consolidated Statements of Financial Condition was $402, comprised of costs to date of $2,328 net of billings to date of $1,926. The Company does not anticipate a loss on this contract.

        Additionally, in conjunction with the product development and customization contract, the Company provides hosting services to the customer. Revenue for hosting services is recognized over the term of the hosting period.

        Software Inventory—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes certain software development costs, related to internally developed software used in the generation of sales of option calculators, once technological feasibility is established. Software inventory is stated at the lower of cost or net realizable value, which is based on projected revenues. Amortization is calculated on the greater of the ratio of current year revenue to current year revenue plus projected revenue or straight-line, generally over three years. Amortization begins when a product is available for general release to customers. Expenditures for maintenance and repairs are charged directly to expense as incurred.

        Goodwill and Intangible Assets—In accordance with SFAS No. 142 Goodwill and Intangible Assets ("SFAS 142"), goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

        Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in the receivables from commissions denominated in foreign currencies. Foreign exchange derivative contracts entered into prior to June 2003 did not meet the requirements for hedge accounting and therefore gains and losses were included in earnings. All foreign exchange derivative contracts entered into after June 2003 are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). The Company reclassifies gains and losses on the foreign exchange derivative contracts included in other comprehensive income into earnings at the time the hedged transactions are recognized. The Company estimates that approximately $3.6 million, net of tax, of the unrealized loss recognized in other comprehensive income (loss) as of December 31, 2004 will be reclassified into earnings within the next 12 months. The Company measures effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of the hedges, if any, is included in other expenses. There is no portion of the derivative instruments' gains or losses that has been excluded from the assessment of effectiveness.

        Income Taxes—In accordance with SFAS No. 109, Accounting for Income Taxes, the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

        Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at year-end rates of exchange, and revenue and expenses are translated at end-of-month rates of exchange. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income as other income.

        Segment and Geographic Information—The Company's only operating segment, brokerage operations, operates across domestic and international markets. Substantially all of the Company's identifiable assets are in the United States and the United Kingdom.

        Stock-Based Compensation—In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"). This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 Accounting for Stock-based Compensation ("SFAS 123"), prospectively to all awards granted, modified, or settled after January 1, 2003. Pursuant to this method, the Company expenses the grant-date fair value of options issued to employees on or after January 1, 2003 over the related vesting period and the compensation expense related to modifications of outstanding options is calculated as the difference between fair value of the existing and modified options on the date of modification. Prior to this date, the Company used the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as permitted by SFAS 123.

        The following pro forma financial information shows the effect, net of tax, on net income had the fair value method been applied for all periods presented. See Note 17 for assumptions used in estimating fair value.

	Year Ended December 31,
	2004	2003	2002
Net income—as reported	$23,123	$14,464	$12,274
Add:
Effect of stock-based employee compensation included in reported net income, net of tax	33	44	271
Deduct:
Total stock-based employee compensation determined under fair value method, net of tax	(328)	(433)	(559)

Net income—pro forma	$22,828	$14,075	$11,986

Basic earnings per share—as reported	$1.01	$0.63	$0.59
Basic earnings per share—pro forma	$1.00	$0.62	$0.58
Diluted earnings per share—as reported	$0.95	$0.61	$0.58
Diluted earnings per share—pro forma	$0.94	$0.60	$0.56

        Unaudited pro forma information—Prior to the closing of the Company's IPO in January 2005, all outstanding shares of the Series C Redeemable Convertible Preferred Stock, the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Class A Common Stock were converted into shares of Class B Common Stock. See Note 25 for further details. The pro forma balance sheet gives effect to this conversion as if it had occurred at December 31, 2004. The pro forma balance sheet does not give effect to the offering proceeds.

        Pro forma earnings per share, presented below, gives effect to the conversion of all outstanding shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Redeemable Convertible Preferred Stock and Class A Common Stock, in connection with the IPO as if the conversion had occurred at the beginning of the period. As a result of the conversion of the preferred stock, pro forma earnings per share is calculated using the "if converted" method and not the two-class method, as presented in Note 12.

For the year ended December 31, 2004
(unaudited)
Basic earnings per share
Net income applicable to stockholders	$23,123
Weighted average common shares outstanding	22,804,086
Basic earnings per share	$1.01

Diluted earnings per share
Net income applicable to stockholders	$23,123
Weighted average common shares outstanding	22,804,086
Effect of dilutive shares
Options and warrant	190,993
Effect of contingently issuable shares	1,348,776

Weighted average shares outstanding and common stock equivalents	24,343,855
Diluted earnings per share	$0.95

        Recent Accounting Pronouncements—In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123. This statement supersedes APB Opinion No. 25 and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and is effective as of the first interim period that begins after June 15, 2005. The Company is currently evaluating the impact that adoption of this statement will have on its results of operations and financial position.

        In December 2004, the FASB issued Staff Position ("FSP") No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the "Act"), signed into law on October 22, 2004, provides for a special one-time tax deduction, or dividend received deduction ("DRD"), of 85% of qualifying foreign earnings that are repatriated in either a company's last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the enactment date. FSP 109-2 provides entities additional time to assess the effect of repatriating foreign earnings under the Act for purposes of applying SFAS No. 109, Accounting for Income Taxes, which typically requires the effect of the new tax law to be recorded in the period of enactment. The Company will elect, if applicable, to apply the DRD to qualifying dividends of foreign earnings repatriated in its fiscal year ending December 31, 2005.

3.    DEPOSITS WITH CLEARING ORGANIZATIONS

        The Company maintains deposits at various clearing companies and organizations that perform clearing and custodial functions for the Company. These deposits consist of cash.

4.    ACCRUED COMMISSIONS RECEIVABLE

        Accrued commissions receivable represent amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and derivative brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $2,879 and $2,154 as of December 31, 2004 and 2003, respectively. The allowance is based on management's estimate and is reviewed on a periodic basis based on the aging of outstanding receivables and counterparty exposure.

5.    RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	December 31,
	2004	2003
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$378,479	$154,666
Balance receivable from clearing organizations	29,762	38,013

Total	$408,241	$192,679

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$361,559	$154,709
Balance payable to clearing organizations	11,201	18,236
Payable to financial institutions	3,305	4,745

Total	$376,065	$177,690

        Substantially all open fail to deliver and fail to receive transactions at December 31, 2004 and 2003 have subsequently settled at the contracted amounts.

        Payable to clearing organizations of $11,201 and $18,236 at December 31, 2004 and 2003, respectively, represents amounts owed to clearing organizations in the normal course of operations.

6.    PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consist of the following:

	Year Ended December 31,
	2004	2003
Software	$40,357	$38,419
Computer equipment	13,474	10,909
Leasehold improvements	7,387	6,609
Communications equipment	7,785	6,406
Furniture and fixtures	3,093	1,968
Automobiles	181	181

Total	72,277	64,492
Accumulated depreciation and amortization	(46,828)	(34,415)

Property, equipment, and leasehold improvements less accumulated depreciation and amortization	$25,449	$30,077

        Depreciation and amortization for the years ending December 31, 2004, 2003 and 2002 was $12,424, $9,234 and $9,555, respectively.

        In October 2004, the Company committed to a plan to explore new lease opportunities in the U.K. with the goal of combining the operations at two facilities into a larger single location that would allow for flexibility for future expansion and to abandon certain fixed assets in the facilities. Accordingly, the Company accelerated the depreciable lives of these assets to be abandoned to their estimated useful lives. Total accelerated depreciation relating to the fixed assets to be abandoned is $1,598, of which $599 was recorded during the three months ended December 31, 2004 and $999 will be recorded during 2005. See Note 24 for further details.

7.    SOFTWARE INVENTORY

	December 31,
	2004	2003
Software inventory, cost
Work in process	$2,732	$1,772
Finished goods	1,643	1,019

	4,375	2,791
Accumulated amortization	(880)	(255)

Software inventory, net	$3,495	$2,536

        Amortization for the years ending December 31, 2004, 2003 and 2002 was $625, $255 and $0, respectively.

8.    GOODWILL AND INTANGIBLE ASSETS

        Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of January 1, 2005, 2004 and 2003. However, future goodwill impairment tests could result in a charge to earnings. The Company will continue to evaluate goodwill on an annual basis as of the beginning of its new fiscal year, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        Intangible assets include customer base, trade name, core technology and a patent. As of December 31, 2004 and 2003, the historical carrying cost of these intangible assets was $1,050, $1,370, $3,230 and $34, respectively. Accumulated amortization of intangible assets totaled $4,245 and $3,436 at December 31, 2004 and 2003, respectively. In addition, for the years ended December 31, 2004, 2003 and 2002, amortization expense of these intangible assets was $808, $808, and $806, respectively.

        At December 31, 2004, expected amortization expense over the next five years for the definite lived intangible assets and patent is as follows:

2005	$808
2006	506
2007	103
2008	2
2009	2

Total	$1,421

9.     NOTES PAYABLE

        On August 23, 2004, the Company entered into a credit agreement with Bank of America N.A. and certain other lenders (the "2004 Credit Agreement"). The 2004 Credit Agreement provides for a multicurrency revolving credit facility in a principal amount of $80,000, which includes a letter of credit facility with a sub-limit of $30,000. The 2004 Credit Agreement can be increased to $100,000 with the consent of the lenders. The 2004 Credit Agreement matures on August 23, 2007. Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the 2004 Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the 2004 Credit Agreement. At December 31, 2004, the applicable margin is 1.75% and the one-month LIBOR is 2.40%. Amounts outstanding under the 2004 Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company's subsidiaries.

        In February 2005, a portion of the proceeds from the IPO was used to pay down the current outstanding borrowings and interest under the 2004 Credit Agreement. See Note 25 for more information.

        On July 4, 2002, the Company entered into a three year $50,000 Multicurrency Revolving and Term Facilities Agreement with three banks (the "2002 Credit Facility"). Included in the balance that was available was a $10,000 guarantee line that the Company could draw on for certain purposes including letters of credit. Amounts outstanding under the 2002 Credit Facility incurred interest at the annual rate of one month LIBOR plus a margin of 2.25% or, if the Company's consolidated EBITDA, as defined in the agreement, was $12,500 or greater for the preceding calendar quarter, at the annual rate of one month LIBOR plus a margin of 1.75% (as of December 31, 2003, with respect to the revolving portion of the 2002 Credit Facility, 3.33% and with respect to the term portion of the 2002 Credit Facility, 3.41%). The interest rate on the guarantee was the margin, depending on the consolidated EBITDA, less 10 basis points (as of December 31, 2003, 2.15%). The original maturity date of the 2002 Credit Facility was July 4, 2005. However, in August 2004, the Company used borrowings from the 2004 Credit Agreement to repay in full the outstanding borrowings and interest under the 2002 Credit Facility. Consequently, the 2002 Credit Facility was terminated in its entirety on August 23, 2004.

	As of December 31,
	2004			2003
	Revolving		Term	Revolving		Term
Loan Available	$80,000	(1)	N/A	$30,000	(2)	$20,000
Loans Outstanding	$50,500		N/A	$19,000		$20,000
Letter of Credit or Guarantee Outstanding	$6,500		N/A	$7,000		N/A

(1)
Amounts available include up to $30,000 for letters of credit.

(2)
Amounts available included up to $10,000 for guarantees and letters of credit.

        As of December 31, 2004, the combined aggregate maturities for all outstanding long-term notes payable were as follows:

Revolving
2005	$—
2006	—
2007	50,500

Total	$50,500

        At December 31, 2004 and 2003, notes payable were recorded net of unamortized loan fees of $909 and $253, respectively.

        The 2004 Credit Agreement contains, and the 2002 Credit Facility contained, certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2004 and 2003.

10.   LOAN NOTE PAYABLE

        The balances outstanding for the JPI loan note payable was $9,250 as of December 31, 2004 and 2003. The loan was due for repayment in five annual installments of $1,850 each, commencing on June 15, 2007 and accrued interest at one-month LIBOR plus an applicable margin (5.0% at December 31, 2004). This loan was secured by a second priority security interest in substantially all of the assets of the Company and certain of its subsidiaries.

        As of December 31, 2004 the combined aggregate maturities for the outstanding long-term loan note payable were as follows:

2005	$—
2006	—
2007	1,850
2008	1,850
2009	1,850
Thereafter	3,700

Total	$9,250

        On January 31, 2005, a portion of the proceeds from the IPO was used to repay the JPI loan note payable in its entirety. See Note 25 for more information.

11.   INCOME TAXES

        The provision for income taxes consists of the following:

	Year ended December 31,
	2004	2003	2002
Current Provision:
Federal	$6,690	$426	$612
Foreign	14,212	9,906	9,537
State and local	3,473	3,324	1,131

Total current provision	24,375	13,656	11,280
Deferred (Benefit) Provision:
Federal	(1,295)	2,455	952
Foreign	(2,257)	(3,475)	(147)
State and local	(792)	249	2,385

Total deferred (benefit) provision	(4,344)	(771)	3,190

Total	$20,031	$12,885	$14,470

        The Company had pre-tax income from foreign operations of $26,429, $18,286, and $21,040 for the years ended December 31, 2004, 2003 and 2002, respectively. Pre-tax income from domestic operations was $16,725, $9,063 and $5,704 for the years ended December 31, 2004, 2003 and 2002, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's gross deferred tax assets (liabilities) were as follows:

	As of December 31,
	2004	2003
Deferred tax assets:
Foreign tax credits	$1,830	$2,405
Foreign deferred items	5,565	3,475
Net operating/capital loss carryforwards	3,514	4,082
Unrealized loss on currency hedging	3,244	—
Basis difference in foreign subsidiary	1,389	—
Liability reserves	681	1,437
Prepaid expenses	785	783
Other	545	301
Valuation allowance	(3,514)	(4,082)

Total deferred tax assets	$14,039	$8,401
Deferred tax liabilities:
Depreciation/amortization	$(2,408)	$(4,200)
Unrealized gain on currency hedging	—	(299)
Other	(167)	(440)

Total deferred tax liabilities	$(2,575)	$(4,939)

Net deferred tax assets	$11,464	$3,462

        The deferred tax assets relating to foreign deferred items listed above consist primarily of depreciation and amortization, unpaid intra-group royalties and interest, and lease termination costs. The deferred tax assets relating to net operating or capital loss carryforwards listed above consist of losses from operations in the U.S., U.K., and Singapore. These carryforward losses will start to expire in 2007. Considering recent historical earnings and the potential future taxable profits available for offset and various limitations applied to carryforward losses, a full valuation allowance has been established with respect to this asset. Additionally, the Company has $1.8 million of foreign tax credit carryfoward at December 31, 2004 that will start to expire in 2013.

        A reconciliation of the statutory U.S. Federal income taxes to the Company's income tax provision for earnings follows:

	December 31,
	2004	2003	2002
U.S. Federal income tax at corporate statutory rate	35.0%	35.0%	35.0%
U.S. state and local tax	4.8	8.5	8.5
Effect of foreign operations	3.3	(2.4)	6.0
Non-deductible expenses	4.1	5.1	5.0
General business credit	(1.0)	(0.2)	(2.4)
Other	0.2	1.1	2.0

Effective tax rate	46.4%	47.1%	54.1%

        The Company is subject to regular examinations by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of these tax matters could have a material impact on the Company's effective tax rate.

12.   EARNINGS PER SHARE

        The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, and the Series C Redeemable Convertible Preferred Stock, (together, the "Convertible Preferred Securities") are participating securities, such that in the event a dividend is declared or paid on the common stock, the Company must declare and pay dividends on the Convertible Preferred Securities as if the Convertible Preferred Securities had been converted into common stock. Basic earnings per share for Class A and Class B common stock is calculated by dividing net income available to common stockholders by the weighted average number of Class A and Class B common shares outstanding, respectively, during the period.

        Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of convertible preferred stock using the "if-converted" method, contingently issuable shares of Class B common stock to the Series C Redeemable Convertible Preferred Stockholders (See Note 13) and outstanding stock options and warrant using the "treasury stock" method.

        Basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002 were as follows:

	December 31,
	2004	2003	2002
Basic earnings per share
Net income applicable to stockholders	$23,123	$14,464	$12,274
Income allocated to participating preferred stockholders	(6,842)	(4,280)	(2,906)

Income available to common stockholders	$16,281	$10,184	$9,368
Weighted average common shares outstanding:
Class A common stock	5,893,846	5,893,646	5,632,931
Class B common stock	10,155,809	10,155,809	10,154,002

Weighted average common shares outstanding	16,049,655	16,049,655	15,786,933

Basic earnings per share—Class A and Class B common stock	$1.01	$0.63	$0.59

Diluted earnings per share
Net income applicable to stockholders	$23,123	$14,464	$12,274
Weighted average common shares outstanding	16,049,655	16,049,655	15,786,933
Effect of dilutive shares:
Options and warrant	190,993	—	—
Convertible preferred shares	3,021,034	3,021,034	3,020,628
Redeemable convertible preferred shares	3,723,545	3,723,545	2,162,718
Effect of contingently issuable shares subject to Series C purchase price adjustment	1,348,776	899,184	261,133

Weighted average shares outstanding and common stock equivalents	24,334,003	23,693,418	21,231,412

Diluted earnings per share	$0.95	$0.61	$0.58

        Options and a warrant to purchase 263,079, 1,674,882 and 1,839,755 shares with exercise prices greater than the average market prices of common stock, as estimated by management, were outstanding during 2004, 2003 and 2002, respectively, and were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive. Options to purchase 1,248,191, 803,552 and 648,236 shares were outstanding under the GFI Group Inc. 2002 Stock Option Plan at December 31, 2004, 2003 and 2002, respectively and were excluded from the computation of diluted earnings per share for the respective periods because the IPO contingency related to the exercisability of these options was not met (see Note 17). Once this contingency is met, options granted under the GFI Group Inc. 2002 Stock Option Plan will be included in diluted earnings per share to the extent they are dilutive.

13.   SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

        As of December 31, 2003 and 2004, the Company had 3,723,545 outstanding shares of Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock").

        Redemption:    At any time, and from time to time, after the fifth anniversary of the Series C Preferred Stock issuance date, holders of a majority of the outstanding shares of the Series C Preferred Stock may request redemption of all or any part of the outstanding shares of Series C Preferred Stock. The redemption price per share of Series C Preferred Stock shall be an amount equal to the Series C Preferred Stock issuance price multiplied by one and one-half (1.5).

        Conversion:    Each share of Series C Preferred Stock was convertible at the option of the holder thereof at any time into shares of Class B Common Stock at an initial conversion rate of one share of Class B Common Stock for each share of Series C Preferred Stock. Upon completion of our IPO in January 2005, each share of the Series C Preferred Stock was converted into Class B Common Stock at a conversion rate of one-to-one based on the IPO price per share to the public. See Note 25 for further details.

        Dividends:    Before the payment of any dividends in respect of any shares of GFI Common Stock, the holders of the Series C Preferred Stock (on an as-if-converted to GFI Class B Common Stock basis) are entitled to share ratably with the holders of GFI Common Stock in certain dividends declared on the Class B Common Stock.

        Voting Rights:    The holders of the Series C Preferred Stock, voting separately as a class, have certain voting and veto rights, including the right to elect two of the directors of the Company. In addition, the holders of Series C Preferred Stock have the right to vote, together with holders of Class B Common Stock as a single class, on all matters upon which the holders of Class B Common Stock (other than the election of directors) are entitled to vote pursuant to applicable Delaware law or GFI's Certificate of Incorporation.

        Liquidation Preference:    In the event of any voluntary or involuntary liquidation, dissolution or winding-up of GFI, before any payment or distribution of the assets of, or the proceeds thereof, may be made or set apart for the holders of any stock ranking junior to the Series C Preferred Stock upon liquidation, the holders of Series C Preferred Stock are entitled to receive, a liquidating distribution in an amount equal to greater of (a) the Series C Preferred Stock issuance price plus an amount equal to 8% of the Series C Preferred Stock issuance price compounded annually, or (b) sum of the Series C Preferred Stock issuance price plus the net distributable proceeds that the holders of the Series C Preferred Stock would be entitled to receive for each share of Series C Preferred Stock upon a liquidation event assuming a hypothetical conversion into Class B Common Stock immediately prior to such liquidation event.

        Rank:    The Series C Preferred Stock generally ranks senior to the GFI Common Stock as well as the Company's Series A and B Preferred Stock, as to payment of dividends, voting, distributions of assets upon liquidation, dissolution or winding-up, whether voluntary or involuntary, or otherwise.

        Purchase Price Adjustment:    In the event that an IPO or certain other corporate events set forth in the Series C Preferred Stock purchase agreement have not taken place prior to the third anniversary of the issuance of the Series C Preferred Stock and the Company has not met certain earnings thresholds, the Company shall issue to the then-current holders of the Series C Preferred Stock 449,592 shares of Class B Common Stock, subject to adjustment, for each of the three years following the Series C Preferred Stock issuance date in which the thresholds were not met. Such shares of Class B Common Stock, if and when issued, shall be subject to redemption on similar terms as set forth above for the Series C Preferred Stock.

14.   STOCKHOLDERS' EQUITY

        Reverse Split of Common and Preferred Stock—On October 29, 2004 the Board of Directors of the Company approved a 1 for 9.50 reverse stock split of the Company's outstanding common and preferred stock, which was effected on January 20, 2005. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the intended stock split.

        Conversion—Subsequent to year end, all shares of Class A Common Stock, Series A and B Convertible Preferred Stock and Series C Preferred Stock were converted into Class B Common Stock and Class B Common Stock was renamed Common Stock. See Note 25 for more details.

        At December 31, 2004 and 2003, respectively, GFI Group Inc.'s equity capital structure consists of Class A Common Stock, Class B Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

	Class A Common Stock Shares	Class B Common Stock Shares
Authorized	100,000,000	300,000,000
Issued:
2002	630,689	2,734
2003	—	—
2004	—	—
Outstanding:
January 1, 2002	5,263,157	10,153,075
December 31, 2002	5,893,846	10,155,809
December 31, 2003	5,893,846	10,155,809
December 31, 2004	5,893,846	10,155,809
Par value per share	$0.01	$0.01

Share Issuance

        During the second quarter of 2002, the Company issued 630,689 shares of Class A Common Stock to JPI simultaneously with the closing of the issuance of the Series C Preferred Stock described in Note 13. The issuance of Class A Common Stock was in full satisfaction of the Company's obligations to JPI arising out of the reorganization which occurred in 2001.

Common Stock

        Each holder of GFI Common Stock is entitled to one vote per share on all matters submitted to a vote of stockholders. Subject to the rights of holders of the Company's preferred stock, the holders of GFI Common Stock are entitled to receive dividends when, as and if declared by GFI's board of directors. Except as described below, the shares of GFI Common Stock do not have any preemptive or other subscription rights, conversion rights or redemption or sinking fund provisions.

        Class A Common Stock:    In addition to the rights of the holders of Common Stock described generally above, the holders of GFI's Class A Common Stock have certain additional voting and veto rights, including the right to elect 60% of the directors of the Company.

        Upon completion of our IPO in January 2005, each share of Class A Common Stock was automatically converted into one share of Class B Common Stock. See Note 25 for more details.

        Class B Common Stock:    In addition to the rights of the holders of Common Stock described generally above, the holders of GFI's Class B Common Stock, voting separately as a class, have the right to elect two of the directors of the Company.

Preferred Stock

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
	Shares	Amount	Shares	Amount
Authorized	28,000,000	—	2,000,000	—
Issued:
2002	2,620	25	—	—
2003	—	—	—	—
2004	—	—	—	—
Outstanding:
January 1, 2002	2,839,473	26,184	178,941	2,860
December 31, 2002	2,842,093	26,209	178,941	2,860
December 31, 2003	2,842,093	26,209	178,941	2,860
December 31, 2004	2,842,093	26,209	178,941	2,860
Par value per share	$0.01		$0.01

        Share Issuance—During the first quarter of 2002, the Company issued 2,620 Series A Convertible Preferred Shares for $25,000.

Series A Convertible Preferred Stock

        Conversion:    Each share of Series A Convertible Preferred Stock (the "Series A Preferred Stock") was convertible at the option of the holder thereof at any time into shares of Class B Common Stock of the Company at an initial conversion rate of one share of Class B Common Stock for each share of Series A Preferred Stock. Upon completion of our IPO in January 2005, each share of Series A Preferred Stock was automatically converted into one share of Class B Common Stock.

        Dividends:    Before the payment of any dividends in respect of any shares of GFI Common Stock, the holders of the Series A Preferred Stock (on an as-if-converted to GFI Class B Common Stock basis) are entitled to share ratably with the holders of GFI Common Stock in certain dividends declared on the Class B Common Stock.

        Voting Rights:    The holders of GFI's Series A Preferred Stock, voting separately as a class, have certain voting and veto rights, including the right to elect one of the directors of the Company. In addition, the holders of Series A Preferred Stock have the right to vote, together with holders of Class B Common Stock as a single class, on all matters upon which the holders of Class B Common Stock (other than the election of directors) are entitled to vote pursuant to applicable Delaware law or GFI's Certificate of Incorporation.

        Liquidation Preference:    In the event of any voluntary or involuntary liquidation, dissolution or winding-up of GFI, before any payment or distribution of the assets of GFI, or the proceeds thereof, may be made or set apart for the holders of any stock ranking junior to the Series A Preferred Stock upon liquidation, the holders of Series A Preferred Stock are entitled to receive a liquidating distribution of $9.50 per share, subject to adjustment, plus any accrued and unpaid dividends.

        Rank:    The Series A Preferred Stock generally ranks senior to the GFI Common Stock and on parity with the Series B Preferred Stock as to payment of dividends, voting, distributions of assets upon liquidation, dissolution or winding-up, whether voluntary or involuntary, or otherwise.

Series B Convertible Preferred Stock

        Conversion:    Each share of Series B Convertible Preferred Stock (the "Series B Preferred Stock") was automatically convertable into shares of Class B Common Stock, immediately prior to the closing of an IPO, at an initial conversion rate of one share of Class B Common Stock for each share of Series B Preferred Stock. Upon completion of the Company's IPO in January 2005, each share of Series B Preferred Stock was automatically converted into approximately 1.0017 shares of Class B Common Stock. See Note 25 for further details.

        Dividends:    Before the payment of any dividends in respect of any shares of GFI Common Stock, the holders of the Series B Preferred Stock (on an as-if-converted to GFI Class B Common Stock basis) are entitled to share ratably with the holders of GFI Common Stock in certain dividends declared on the Class B Common.

        Voting Rights:    Except as provided by law, the Series B Preferred Stock generally does not have any voting rights. To the extent the Series B Preferred Stock has voting rights, such stock is required to be voted equally with the shares of Class B Common Stock, and not as a separate class.

        Liquidation Preference:    In the event of any voluntary or involuntary liquidation, dissolution or winding-up of GFI, before any payment or distribution of the assets of GFI, or the proceeds thereof, may be made or set apart for the holders of any stock ranking junior to the Series B Preferred Stock upon liquidation, the holders of Series B Preferred Stock are entitled to receive a liquidating distribution of $14.25 per share, plus any accrued and unpaid dividends.

        Rank:    The Series B Preferred Stock generally ranks senior to the GFI Common Stock and on parity with the Series A Preferred Stock as to payment of dividends, voting, distributions of assets upon liquidation, dissolution or winding-up, whether voluntary or involuntary, or otherwise.

        Dividends to JPI—Prior to the Company's corporate reorganization in November 2001, GFI paid dividends to JPI in amounts at least equal to the amount of corporate income taxes that would have been payable had JPI not been an S corporation. Amounts paid were $0, $0 and $4,536 for the years ended December 31, 2004, 2003 and 2002, respectively. The amount paid in 2002 related to JPI's tax liabilities for the 11-month period ended November 30, 2001.

15.    COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has non-cancelable operating leases for computer hardware and software, communications equipment, and office space that expire on various dates through 2016. At December 31, 2004, the future minimum rental commitments under such leases are as follows:

2005	$3,582
2006	2,533
2007	2,264
2008	2,264
2009	2,264
Thereafter	8,280

Total	$21,187

        Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. Rent expense under the leases for the years ended December 31, 2004, 2003, and 2002 was $4,300, $3,990 and $4,077, respectively.

        The Company, through its subsidiary GFI UK Holdings, is a tenant under a lease agreement with an affiliate, which was due to expire in 2016. Under this agreement, GFI UK Holdings is required to pay an annual rent of £500 ($959 at December 31, 2004, which is included in the future rental commitments table). In December 2004, the Company and the affiliate agreed to terminate this lease in September 2005. As part of the lease termination agreement, the Company agreed to pay certain termination and other payments upon such termination. At December 31, 2004, the Company accrued an estimated obligation for contract termination costs in the amount of £1,500 (or US $2,871). The Company believes that the accrual is reasonable based on information that is currently available.

        Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of quotes from a number of information service providers during the normal course of business. As of December 31, 2004, the Company had total purchase commitment for quotes of approximately $6,497, with $5,283 due within the next twelve months and $1,214 due between one to two years.

        Contingencies—In the normal course of business, the Company and certain subsidiaries included in the consolidated financial statements have been named as defendants in various lawsuits and proceedings and have been involved in certain regulatory examinations. Additional actions, investigations or proceedings may be brought from time to time in the future. We are subject to the possibility of losses from these various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the end of the reporting period.

        The Company has recorded reserves for certain contingencies to which we may have exposure, such as reserves for certain income tax and litigation contingencies and contingencies related to the employer portion of National Insurance Contributions in the U.K.

        It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company. It is the opinion of the Company's management that the ultimate resolution of these matters, while not likely to have a material adverse effect on the consolidated financial condition of the Company, could be material to the Company's operating results for any particular period.

        Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for counterparties. Revenues for these services are transaction based. As a result, the Company's revenues could vary based upon the transaction volume of securities, commodities, foreign exchange and derivative markets.

        Guarantees—The Company, through its subsidiaries, is a member of certain exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee certain obligations. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members may be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. The Company's maximum potential liability under these arrangements cannot be quantified. However, management believes that the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Statements of Financial Condition for these arrangements.

16.    RETIREMENT PLANS

        In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable laws of the Internal Revenue Code. It is available to all eligible U.S. employees as stated in the plan document and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the statutory limit. The Company did not make any contributions to the plan for the years ended December 31, 2004, 2003, or 2002.

        In the U.K. the Company has established two defined contribution plans pursuant to the applicable laws in the U.K. Employees of the U.K. subsidiaries may voluntarily designate a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The GFI Group Personal Pension Plans are open to all U.K. employees after the completion of three months of employment. Additionally, there is an Occupational Pension Plan which is available only to senior employees. The Company also matches contributions made under this plan. The Company has made aggregate contributions of $1,166, $959 and $796 in 2004, 2003 and 2002, respectively, for the GFI Group Personal Pension Plans and Occupational Pension Plan.

17.    STOCK OPTIONS

        In October 2004, the Company adopted the GFI Group Inc. 2004 Equity Incentive Plan (the "2004 Equity Incentive Plan"). This plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. Subject to certain adjustment provisions in this plan, 3,000,000 shares of our common stock, or any other security issued by the Company in substitution or exchange therefore, are available for grants of awards under this plan. There were no grants under the 2004 Equity Incentive Plan during the year ended December 31, 2004.

        As of December 31, 2004, the Company had stock options outstanding under two plans: The GFI Group Inc. 2002 Stock Option Plan (the "GFI Group Plan") and the GFInet inc. 2000 Stock Option Plan (the "GFInet Plan"). Under each plan: options may be granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options are available for grant; options are issued with terms up to ten years from date of grant; and options are generally issued with an exercise price equal to or greater than the fair market value at the time the option is granted. In addition to these terms, both the GFI Group Plan and the GFInet Plan contain events that must occur prior to any options becoming exercisable. Options outstanding under both plans will be exercisable for common stock.

        The exercisability of options issued under the GFI Group Plan is contingent upon the Company completing an initial public offering of the Company's common stock which occurred in January 2005. During 2004, the Company amended all outstanding options issued under the GFI Group Plan prior to January 1, 2003 to extend the term of each option. These amendments were accounted for as modifications under SFAS 123. Pursuant to the requirements of SFAS 123, options issued on or after January 1, 2003 are measured at fair value at the date of grant. All options modified after January 1, 2003 are measured at the incremental fair value of the options calculated on the date of modification, in addition to the amount calculated as fair value on the date of grant. For options issued on or modified after January 1, 2003, compensation expense measured on the date of grant or modification will be recorded upon our IPO in January 2005 to the extent such options are vested. Based on options outstanding at December 31, 2004, the total compensation charge related to all options issued on or modified after January 1, 2003 as estimated at date of grant will be $2,036, or $1,227 net of tax. Of this, approximately $714, or $437 net of tax, would have been recorded through December 31, 2004 based on applicable service periods if the exercisability of the options had not been contingent upon the consummation of the IPO.

        The exercisability of options issued under the GFInet Plan is contingent upon the earlier of the Company completing an IPO of the Company's common stock, which occurred in January 2005, or the date upon which certain limited liability companies that have purchased our capital stock distribute such capital stock to their members. The measurement date for all options issued under the GFInet Plan was the date of grant. During 2001, options were issued under the GFInet Plan with exercise prices below the fair market value of the stock at the date of grant. Accordingly, $33, $44 and $271 were recognized as compensation expense during the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, the Company amended certain options issued under the GFInet Plan to extend the term of such options. These amendments were accounted for as modifications under SFAS 123. Accordingly, $162 was recognized as compensation expense during the year ended December 31, 2004 related to these modified options.

        The fair value of the options granted or modified under both the GFI Group Plan and GFInet Plan was estimated on the date of grant or modification using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected term of five years; (iii) volatility of 0% (until the filing of the Company's initial registration statement on June 16, 2004); and (iv) an average risk-free interest rate of 3.4%, 2.9% and 3.7% for the years ended December 31, 2004, 2003 and 2002, respectively. In estimating the fair value of options granted subsequent to the filing of its initial registration statement on June 16, 2004, the Company assumed an average volatility of 33% based on the average volatilities of comparable public entities. Options under both plans vest ratably over a period of two to four years.

        All repriced and modified options are reflected as cancellations and grants in all the summaries below of stock option transactions.

        A summary of stock option transactions is as follows:

	GFI Group Plan		GFInet Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1, 2002	—	—	1,936,005	12.52
Granted	654,920	11.88	159,263	12.31
Terminated	(6,684)	11.88	(360,776)	13.19

Outstanding December 31, 2002	648,236	11.88	1,734,492	12.36
Granted	208,316	11.88	—	—
Terminated	(53,000)	11.88	(164,873)	14.64

Outstanding December 31, 2003	803,552	11.88	1,569,619	12.12
Granted	1,098,552	13.78	141,052	11.93
Terminated	(653,912)	11.88	(253,390)	14.37

Outstanding December 31, 2004	1,248,191	13.55	1,457,282	11.71

        The following table summarizes information about the GFI Group Plan options as of December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding as of December 31, 2004	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted Average Exercise Price
$11.88	1,019,453	9.19	$11.88	—	—
21.00	228,738	9.51	$21.00	—	—

        The following table summarizes information about the GFInet Plan options as of December 31, 2004:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding as of December 31, 2004	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted Average Exercise Price
$ 9.50	1,023,628	5.16	$9.50	—	—
11.88	137,896	7.74	11.88	—	—
14.25	32,679	6.01	14.25	—	—
19.00	212,983	6.15	19.00	—	—
21.38	526	6.01	21.38	—	—
23.75	49,570	5.60	23.75	—	—

  Warrant

        At December 31, 2004, there was one warrant outstanding to purchase 0.1 million shares of Class B Common Stock at $9.50 per share. The warrant was issued in June 2000 as compensation primarily for consulting services relating to the Company's efforts to develop certain technology. The warrant became exercisable in May 2002 and expires on June 15, 2005.

18.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Company, through its indirect subsidiaries, operates as an inter-dealer broker. In this role, the Company is interposed between buyers and sellers ("counterparties"). Agency transactions facilitated by the Company are settled between the counterparties on a give-up basis. Principal transactions are cleared through various clearing organizations. In the event of counterparty nonperformance, the Company may be required to purchase or sell financial instruments at unfavorable market prices, which may result in a loss to the Company. The Company does not anticipate nonperformance by counterparties. The Company monitors its credit risk daily and has a policy of reviewing regularly the credit standing of counterparties with which it conducts business.

        In certain circumstances, the Company may enter into transactions involving futures contracts to manage the Company's exposure on unmatched principal transactions. These transactions are executed on a margin basis through one of our third-party clearing organization. Futures contracts are executed on an exchange, and cash settlement is made on a daily basis for market movements. Accordingly, futures contracts generally do not have credit risk. Futures contracts are carried at fair value and are based on quoted market prices. Unrealized gains or losses on futures contracts are recorded in principal transaction revenues. At December 31, 2004, the Company does not have any open futures contracts.

        Unsettled transactions (i.e., securities failed-to-receive and securities failed-to-deliver) are attributable to matched-principal transactions executed by subsidiaries and are recorded at contract value. Cash settlement is achieved upon receipt or delivery of the security. In the event of nonperformance, the Company may purchase or sell the security in the market and seek reimbursement for losses from the contracted counterparty.

19.    FINANCIAL INSTRUMENTS

        Derivative Financial Instruments—The Company is exposed to changes in the U.S. Dollar compared to the British Pound and the Euro for anticipated sales and expenses in those currencies. The risk management policy of the Company is to manage transactional foreign exchange exposure through the use of foreign exchange forward and foreign exchange collar contracts ("Foreign Exchange Derivative Contracts"). Foreign Exchange Derivative Contracts entered into prior to June 2003 did not meet the requirements for hedge accounting and therefore gains and losses were included in earnings. All Foreign Exchange Derivative Contracts entered into during June 2003 and thereafter are designated and qualify as foreign currency cash flow hedges under SFAS 133. The Foreign Exchange Derivative Contracts are recorded in the Consolidated Statements of Financial Condition at fair value in other assets or other liabilities. Gains and losses on the effective portion of the hedges as well as on the underlying items being hedged are recorded to other income in the Consolidated Statements of Income.

        For the years ended December 31, 2004 and 2003, there was no hedge ineffectiveness. For the years ended December 31, 2004 and 2003, unrealized gains (losses) before tax totaling ($11,141) and $716, respectively, were recorded as other comprehensive income (loss). There has been no discontinuance of cash flow hedges that would require a reclassification of gains into earnings. Management does not anticipate any events or transactions that would result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income due to hedge discontinuance.

        As part of the Company's acquisition of approximately 90% of the outstanding capital stock of Fenics in 2001, following completion of the Company's IPO the Company was required to offer to purchase the minority shares of Fenics' stock (532,098 shares) at a per share price equal to the fair market value, as of the date of such offer, of 0.3274 shares of the Company's common stock for each share of Fenics stock. This can be accomplished with either the transfer of the Company's common stock or an equivalent amount in cash. In accordance with EITF Issue 00-6, Accounting for Freestanding Financial Instruments Indexed to, and Potentially Settled in the Stock of a Consolidated Subsidiary, the Company has accounted for this obligation at fair value, with a liability recorded in other liabilities (the "Fenics Purchase Obligation"). Gains and losses from changes in the fair value of this obligation have been included in earnings. Subsequent to year-end, the Company made an offer to purchase the minority shares for cash. See Note 25 for more details.

        The Company does not hold or issue financial instruments for trading purposes. The counterparty with whom the Company trades foreign exchange contracts is a major international financial institution. The Company monitors its positions with and the credit quality of this financial institution and does not expect nonperformance by the counterparty.

        Fair Value of Financial Instruments—Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations. These receivables and payables are short term in nature and have subsequently substantially all settled at the contracted amounts. The Company's debt obligations are carried at historical amounts. The fair value of the Company's debt obligations was estimated using market rates of interest available to the Company for debt obligations of similar types and approximates the carrying value at December 31, 2004 and 2003. The Company's derivatives are summarized below showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Consolidated Statements of Financial Condition as of December 31, 2004 and 2003 are as follows:

Asset/(Liabilities)	2004	2003
Foreign Exchange Derivative Contracts	$(10,812)	$716
Fenics Purchase Obligation	(1,022)	(452)

        The fair value of the Foreign Exchange Derivative Contracts was estimated based on quoted market prices of comparable instruments. The fair value of the Fenics Purchase Obligation was estimated using an exchange option model that included assumptions of management's estimate of the fair value of the common stock of the Company and the common stock of Fenics, volatility, correlation and the expected life of the obligation.

20.    REGULATORY REQUIREMENTS

        SLLC is a registered broker-dealer with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. ("NASD"). SLLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, SLLC is subject to the Net Capital rules under the Securities Exchange Act of 1934 and the Commodity Exchange Act. Under these rules, SLLC is required to maintain minimum Net Capital of not less than the greater of $250 or 2% of aggregate debits, as defined.

        At December 31, 2004 SLLC had Net Capital and Excess Net Capital as follows:

SLLC
Net Capital at December 31, 2004	$19,708
Minimum Net Capital	250

Excess Net Capital	$19,458

        GFI Brokers Limited ("Brokers") and GFI Securities Limited ("Securities") are subject to the capital requirements of the Financial Services Authority in the United Kingdom. Under this rule, minimum capital, as defined, must be maintained as follows:

	Brokers	Securities
Net Capital at December 31, 2004	$7,877	$15,055
Minimum Net Capital Required	7,352	8,061

Excess Net Capital	$525	$6,994

        GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $386. At December 31, 2004 GFI (HK) Securities LLC had capital of approximately $1,738, which exceeded the minimum requirement by approximately $1,352.

        GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which require that GFI Group PTE Ltd, among other things, maintain stockholders' equity of 3,000 Singapore dollars and monitoring its trading practices and business activities. At December 31, 2004, GFI Group PTE Ltd. had stockholders' equity of 3,796 Singapore dollars (or approximately $2,326), which exceeded the minimum requirement by approximately 796 Singapore dollars (or approximately $487).

        Regulatory rules may restrict the Company's ability to withdraw capital from its regulated subsidiaries. The Company's regulated subsidiaries were in compliance with all minimum net capital requirements as of December 31, 2004.

21.   GEOGRAPHIC INFORMATION

        The Company offers its products and services in the United States, the United Kingdom and the Asia-Pacific region.

        Information regarding revenue for the years ended December 31, 2004, 2003 and 2002, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2004 and 2003 are as follows:

	For the year ended December 31,
	2004	2003	2002
Revenues:
United States	$170,661	$101,666	$114,905
United Kingdom	191,831	143,911	144,120
Asia-Pacific	22,528	20,267	16,195

Total	$385,020	$265,844	$275,220

	As of December 31,
	2004	2003
Long-lived Assets, as defined:
United States	$24,686	$29,021
United Kingdom	3,304	2,907
Asia-Pacific	954	685

Total	$28,944	$32,613

        Revenues are attributed to geographic areas based on the location of the Company's brokers.

22.   OTHER INCOME

        Foreign exchange derivative contracts entered into prior to June 2003 did not meet the requirements for hedge accounting and therefore, gains and losses were included in earnings. All foreign exchange derivative contracts entered subsequent to June 2003 are designated and qualify as foreign currency cash flow hedges with gains and losses reclassified from other comprehensive income into earnings at the time when the hedged transactions are recognized (See Note 19). All derivative contracts are recorded at their fair value; therefore, for years ended December 31, 2003 and 2002, the Company recorded gains and losses relating to forward contracts entered into prior to June 2003 of ($1,360) and $1,615 in the Consolidated Statements of Income as other income, respectively.

        During the year ended December 31, 2002, the Company received insurance proceeds related to business interruption in connection with the September 11, 2001 terrorist attacks in New York City of approximately $1,700.

        On February 28, 2002, the Company sold its U.S. treasury repurchase agreement brokerage desk for $1,350.

23.   OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2004	2003	2002
Unrealized gain (loss) on foreign exchange forward contracts
Current Period Change:
Before Tax Amount	$(11,141)	$716	$—
Tax Expense (Benefit)	3,543	(299)	—

After Tax Amount	$(7,598)	$417	$—

Foreign currency translation adjustment
Before Tax Amount	$(284)	$(496)	$(97)
Tax Expense (Benefit)	155	207	40

After Tax Amount	$(129)	$(289)	$(57)

24.   RELATED PARTY TRANSACTIONS

Loan Note Payable

        As disclosed in Note 10, the outstanding balance of the loan note payable to JPI was $9,250 as of December 31, 2004 and 2003, respectively.

        Interest expense on the outstanding related party loan notes was $601, $634, and $939 for the years ended December 31, 2004, 2003 and 2002, respectively.

Office lease arrangements with affiliates

        The Company, through its subsidiary GFI UK Holdings, is a tenant under a lease agreement with an affiliate, which agreement was due to expire in 2016. Under these agreements, GFI UK Holdings is required to pay an annual rent of £500 ($959 at December 31, 2004, which is included in the future rental commitments table disclosed in Note 15 Commitments and Contingencies). In December 2004, the Company and the affiliate agreed to terminate this lease in September 2005 and to make certain termination and other payments upon such termination. The Company accrued an estimate for this obligation of £1,500 (or $2,871) at December 31, 2004.

25.   SUBSEQUENT EVENTS

        On January 31, 2005, the Company sold 3,947,369 shares of common stock in the IPO at $21.00 per share. Net proceeds from the IPO were approximately $74,200 after deducting the underwriting discount and other expenses of the offering. In addition, on January 31, 2005, the Company used a portion of the proceeds from the IPO to prepay the entire $9,250 outstanding principal amount plus accrued interest of $428 of loan note payable with JPI.

        In January 2005, all shares of Class A Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were automatically converted into Class B Common Stock. Each share of Class A Common Stock, Series A Preferred Stock and Series C Preferred Stock converted into one share of Class B Common Stock. Each share of Series B Preferred Stock converted into approximately 1.0017 shares of Class B Common Stock resulting in an additional 9,852 shares. Class B Common Stock was renamed Common Stock.

        In February 2005, the Company used a portion of the proceeds from the IPO to pay down the then outstanding balances (approximately $52,500) plus accrued interest under the 2004 Credit Agreement.

        In March 2005, the Company made a written offer to purchase 532,098 ordinary shares of Fenics for an amount equal to $8.37 per Fenics share (the "Purchase Price"). The Purchase Price represents 0.3274 multiplied by $25.58, which was the average closing price of the Company's common stock over the immediately preceding four calendar weeks. Assuming the Company purchases all 532,098 ordinary shares of Fenics, the total purchase price will be $4,454.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9a.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        In addition, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting and determined that there have been no changes in our internal controls over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table provides information concerning our current executive officers and directors:

Name	Age	Position(s)
Michael Gooch(C)	46	Chairman of the Board and Chief Executive Officer
Colin Heffron(B)	41	President and Director
Donald P. Fewer	41	Senior Managing Director—Head of North America
Stephen McMillan	42	Senior Managing Director—Head of Europe
Jurgen Breuer	39	Senior Managing Director—Head of Asia
James A. Peers	54	Chief Financial Officer
Russell Lewis	46	Chief Information Officer
J. Christopher Giancarlo	45	Executive Vice President—Corporate Development
Michel Everaert	36	Global Head of Product Marketing
Scott Pintoff	34	General Counsel and Corporate Secretary
Geoffrey Kalish(A)(1)(2)	41	Director
Christopher Pike(A)(2)	35	Director
John W. Ward(B)(1)(3)	62	Director
Marisa Cassoni(C)(2)(3)	53	Director

(1)
Current member of the Compensation Committee.

(2)
Current member of the Audit Committee.

(3)
Current member of the Board Credentialing Committee.

(A)
Denotes Class I Director with term to expire in 2006.

(B)
Denotes Class II Director with term to expire in 2007.

(C)
Denotes Class III Director with term to expire in 2008.

        Michael Gooch, Chairman of the Board and Chief Executive Officer, has been our Chairman and Chief Executive Officer since he founded our business in 1987. Prior to founding our company, Mr. Gooch worked for Citibank, Refco Group, Bierbaum Martin, Harlow Meyer Savage and Tullet & Tokyo Forex. Mr. Gooch is also the President and majority shareholder of Jersey Partners, the majority stockholder of our company.

        Colin Heffron, President and Director, has been our President since February 2004 and is responsible for all of our brokerage, data and analytics businesses. Mr. Heffron joined our company in our New York office in 1988 as a broker of foreign currency options before moving to London to assist in the establishment of our London office. From 1991 until 1994, Mr. Heffron headed our global currency options business. From 1994 until 1997, Mr. Heffron ran the day-to-day operations of all of our European businesses. From 1998 until February 2004, Mr. Heffron was head of all of our operations in Europe and joint-head of Asian operations. Mr. Heffron has been a director since our Reorganization in November 2001.

        Donald P. Fewer, Senior Managing Director—Head of North America, has been our head of North American brokerage operations since June 2000. Mr. Fewer joined our company in 1996 to establish our company's global credit derivatives brokerage services. Prior to joining our company, Mr. Fewer was a Senior Vice President in the structured products group at Garvin Guy Butler Corp. Mr. Fewer was previously a Senior Vice President at Prebon-Yamane (U.S.A.) Inc., where he headed the firm's treasury group, responsible for all non-trading floor operations, and was a member of its North American Executive Committee.

        Stephen McMillan, Senior Managing Director—Head of Europe, is head of European Brokerage and our data and analytics business. Mr. McMillan joined our company in April 2000 as our Global Chief Operating Officer prior to being appointed to his current position in February 2004. Prior to joining our company, he was CEO of Garban Europe Ltd. from 1997 until 1999 and an Executive Board member of Garban PLC, now ICAP PLC. From 1991 until 1997, Mr. McMillan was Managing Director and Director of Garban Europe Ltd. From 1987 until 1990, he was a Director of Cantor Fitzgerald's securities business in London and prior to that he worked for KPMG in the United Kingdom and Australia.

        Jurgen Breuer, Senior Managing Director—Head of Asia, is head of Asian Brokerage. Mr. Breuer joined our company in January 1998. Prior to his appointment to his current position in January 2004, Mr. Breuer managed our company's European repo and freight derivatives business in London. Prior to joining our company, Mr. Breuer held trading positions with Oppenheim, Société Generale and Citibank.

        James A. Peers, Chief Financial Officer, joined our company in August 2002. Prior to joining our company, Mr. Peers was a Senior Vice President at Bank One in Chicago from 1999 to 2001 where he held various positions, including Corporate Controller. He also was the CFO for Rabobank International in New York and a Senior Vice President—Corporate Development for Canadian Imperial Bank of Commerce in New York. Mr. Peers is a Certified Public Accountant and Chartered Accountant and was a partner at Ernst & Young where he spent 18 years working in the Toronto and Chicago offices mainly with financial institutional clients.

        Russell Lewis, Chief Information Officer, joined our company in November 2000. Prior to joining our company, Mr. Lewis was Chief Operating Officer at Internet Trading Technologies, a vendor of Internet-based trading systems from 1999 to 2000. Prior to Internet Trading Technologies, Mr. Lewis was Chief Information Officer at Jefferies & Company and a Vice President at Salomon Brothers Inc.

        J. Christopher Giancarlo, Executive Vice President, Corporate Development, joined our company in April 2001 following our acquisition of Fenics, where he structured strategic alliances with major investment banks. Prior to joining Fenics in 2000, Mr. Giancarlo was a corporate partner in the New York law firm of Brown Raysman Millstein Felder & Steiner, LLP from 1997 to 2000.

        Michel Everaert, Global Head of Product Marketing, joined our company in May 2000. Prior to joining GFI, he was Senior Sales Manager for Investment Banking Services at Logica PLC from November 1998 to April 2000 and prior to that position he held marketing and sales positions at Dow Jones Telerate and Reuters.

        Scott Pintoff, General Counsel and Corporate Secretary, joined our company in April 2000. Prior to assuming the duties of General Counsel in April 2002, Mr. Pintoff was GFI's Associate General Counsel. Before joining our company, he was an associate with the law firm of Dewey Ballantine LLP from 1996 to 2000.

        Geoffrey Kalish, Director, joined our board of directors in April 2000 as an appointee of our Series A Preferred Stockholders. Mr. Kalish is a founder and Managing Director at Venturion Capital LLC and has held such position since May 1998. Prior to founding Venturion, Mr. Kalish worked for Smith Barney, Drexel Burnham Lambert, Kidder Peabody and Westpac Bank in a variety of proprietary trading and corporate finance positions. He is also Chairman of the Board of Insurance Vianet, Inc. and a supervisory board member of ProCapital, S.A.

        Christopher Pike, Director, joined our board of directors in June 2002 as an appointee of our Series C Preferred Stockholders. Mr. Pike is a partner at Advent International and has held such position since January 2003. From February 1997 until January 2003, Mr. Pike was a principal with Advent International. Prior to joining Advent International, he worked for Coopers & Lybrand. He is also a director of Redprairie, Americus Dental Labs and Long Term Care Group.

        John W. Ward, Director, joined our board of directors in April 2004 as an appointee of Jersey Partners, our Class A Common Stockholder. Mr. Ward has been an independent consultant with Transition International, Inc. since its formation in 1992. He joined the board of Fenics Software Inc. in 1999 and served until our acquisition of that company in 2001. Mr. Ward was also a director of Ameritrade Holdings Corporation from 1997 until 2002 and served as chairman of its compensation committee until 2001. He was also a director of AHL Services Inc. from 2000 until 2003. He was formerly Chairman of the Merrill Lynch International Banking Group.

        Marisa Cassoni, Director, joined our board in January 2005. Ms. Cassoni is currently Group Finance Director of Royal Mail plc., a postal services company wholly-owned by the U.K. government and has held such position since 2001. Ms. Cassoni had previously been Group Finance Director at Britannic Assurance plc from 1998 to 2001. From 1987 to 1998, she was an employee of the Prudential Corporation, becoming Group Finance Director of the Prudential's U.K. Division in 1994. Ms. Cassoni qualified as a Chartered Accountant while at Deloitte & Touche where she was employed from 1975 to 1986, becoming a Corporate Finance Manager in 1984. She has been a non-executive director of Severn Trent plc, a U.K. quoted utility company since September 2001. In that capacity, she chairs that company's Treasury Committee and is a member of its Remuneration and Audit Committees.

Committees of the Board of Directors

        Our board of directors has an Audit Committee, a Compensation Committee and a Board Credentialing Committee.

        Audit Committee.    The Audit Committee assists our board of directors in its oversight of our internal accounting controls and audit processes and our independent auditors. The Audit Committee has sole authority for the appointment, compensation and oversight of our independent auditors and approval of any significant non-audit relationship with the independent auditors. The Audit Committee will also be responsible for preparing reports required by the rules of the SEC to be included in our proxy statements relating to annual meetings of stockholders. The Audit Committee is comprised of Christopher Pike, as chairman, Geoffrey Kalish, and Marisa Cassoni. The Board of Directors has determined that each member of the Audit Committee is an "independent director" as defined in the NASDAQ corporate governance standards and meets the independence requirements contained in Exchange Act Rule 10A-3(b)(1). In addition, the Board of Directors has determined that each of Mr. Pike, Mr. Kalish and Ms. Cassoni meet the NASDAQ standards of financial sophistication and the SEC's criteria of an "Audit Committee financial expert."

        Compensation Committee.    The Compensation Committee assists our board of directors in its oversight of executive compensation, determines our goals and objectives relevant to compensation, and, based on evaluations submitted by management, recommends to our board compensation levels and systems for our board and our executive officers that correspond to our goals and objectives. The Compensation Committee is comprised of John W. Ward, as chairman and Geoffrey Kalish.

        Board Credentialing Committee.    The Board Credentialing Committee is responsible for recommending individuals to our board of directors to be nominated as directors and committee members. This committee's responsibilities also include evaluating new candidates as well as evaluating the performance of our board of directors. The Board Credentialing Committee is comprised of Marisa Cassoni and John W. Ward.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's officers and directors, and any persons who own more than 10% of the Company's Common Stock, to file reports of initial ownership of the Company's Common Stock and subsequent changes in that ownership with the SEC and furnish the

Company with copies of all forms they file pursuant to Section 16(a). Our officers and directors and 10% owners were not subject to these requirements during fiscal 2004, however, based on a review of forms furnished to the Company, we believe that all of our officers, directors and 10% owners have met their Section 16 reporting obligations since our registration statement related to our IPO was declared effective on January 25, 2005.

Codes of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. We have also adopted a Code of Business Conduct and Ethics that is applicable to the Company's senior financial and accounting officers (including the chief executive officer, chief financial officer and corporate controller). A copy of these codes are posted on the Company's website, www.gfigroup.com, under the section "Investor Relations—Corporate Governance" and are filed as exhibits to this Annual Report of Form 10-K. In the event the Company substantively amends or waives a provision of its Codes of Business Conduct and Ethics, the Company intends to disclose the amendment or waiver on the Company's website as well.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table provides certain summary information concerning all compensation earned for the year ended December 31, 2004 and the year ended December 31, 2003 by our Chief Executive Officer and the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) serving as of December 31, 2004 (collectively, the "Named Executive Officers"):

Summary Compensation Table

Name and Principal Position	Year	Annual Compensation Salary($)	Bonus($)		Awards Securities Underlying Options(#)	Other Annual Compensation($)(1)
Michael Gooch Chairman of the Board and Chief Executive Officer	2004	$650,000	$550,000		—	—
	2003	$525,000	$650,000		—	—
Colin Heffron President	2004	$708,522	$900,000		94,737	$138,000	(2)
	2003	$493,633	$1,098,004		—	—
Donald P. Fewer Senior Managing Director— Head of North America	2004	$650,000	$850,000		—	—
	2003	$500,000	$975,000		—	—
Stephen McMillan Senior Managing Director— Head of Europe	2004	$682,916	$1,050,000		—	—
	2003	$670,687	$700,000	(3)	—	—
Jurgen Breuer Senior Managing Director— Head of Asia	2004	$353,185	$600,000		—	$74,000	(4)
	2003	$271,278	$428,648		—	—

(1)
In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted in those instances where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for the officer for such year.

(2)
Includes approximately $117,000 in payments made to Mr. Heffron with respect to housing costs incurred by him in connection with his residence in the U.K. and approximately $21,000 in reimbursement of expenses incurred in connection with his relocation from the U.K. to the United States.

(3)
Includes amounts awarded to the members of the family of Mr. McMillan by the independent trustees of GFI Brokers GBT, a trust established by the board of directors of GFI Brokers Limited for the benefit of family members of employees of GFI Brokers Limited.

(4)
Amount represents rental payments made by us in connection with Mr. Breuer's residence in Hong Kong.

        The following table sets forth the options granted during 2004 to, and the value of the options held on December 31, 2004 by, our Named Executive Officers. There were no stock appreciation rights granted during 2004 to any of our Named Executive Officers.

Option Grants in Last Fiscal Year

        Individual Grants

Options Granted in Last Fiscal Year
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Terms
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees
Name			Exercise Price Per Share	Expiration Date
					5%	10%
Colin Heffron(1)	42,105	8.56%	$11.88	February 1, 2014	$940,069	$1,793,193
	52,632	10.70%	$21.00	February 1, 2014	$800,364	$1,866,783

(1)
These options were granted on February 1, 2004.

        The potential realizable value at assumed annual rates of stock price appreciation for the option term represents hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. SEC rules specify the 5% and 10% assumed annual rates of compounded stock price appreciation, which do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of our common stock from the IPO price. Actual gains, if any, on stock option exercises depend on the future performance of our common stock and overall stock market conditions. The amounts reflected in the table above may not necessarily be achieved.

Aggregated Option Exercises in the Last Fiscal Year Ended December 31, 2004 and Year-End Option Values

        None of the named executive officers exercised options during the fiscal year ended December 31, 2004. The following table sets forth the number and value of securities underlying options held as of December 31, 2004.

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004(1)
Name
	Exercisable	Unexercisable(2)	Exercisable	Unexercisable
Michael Gooch	—	—	—	—
Colin Heffron	—	157,895	—	$985,526
Donald P. Fewer	—	84,211	—	843,421
Stephen McMillan	—	157,895	—	1,590,789
Jurgen Breuer	—	15,789	—	169,079

(1)
There was no public trading market for our common stock as of December 31, 2004. Accordingly, these values have been calculated on the basis of the public offering price of $21.00 per share, less the applicable exercise price per share, multiplied by the number of shares underlying the options.

(2)
These stock options became exercisable upon the completion of our IPO on January 31, 2005, to the extent vested. The number of shares underlying unexercisable options which, as of December 31, 2004, would have been exercisable had our IPO been completed as of such date are as follows: Mr. Heffron (36,842), Mr. Fewer (57,894), Mr. McMillan (121,053) and Mr. Breuer (15,789).

Compensation to Directors

        Our employees who serve as our directors are not compensated for serving as our directors. All directors are reimbursed for their expenses incurred in attending board and committee meetings.

        John W. Ward, a non-employee director, received an annual retainer of $70,000 for his services as a director in 2004. In addition, in May 2004, in consideration for his services as a director, Mr. Ward was granted an option to purchase 2,632 shares of our common stock for an exercise price of $21.00, subject to vesting over a term of two years and otherwise pursuant to our 2002 Stock Option Plan. Mr. Ward currently owns 103,300 shares of Fenics and will receive approximately $864,621 for those shares in connection with our purchase of the remaining Fenics shares that we do not own as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        On March 24, 2005, our Board of Directors, upon the recommendation of the Compensation Committee, adopted a compensation policy for non-employee directors in order to provide competitive compensation to attract and retain qualified non-employee directors. This policy will be effective for fiscal year 2005.

        Under this compensation policy, each non-employee director shall be paid an annual retainer of $40,000. In addition, each non-employee director shall be paid $1,000 for each Board meeting attended and each non-employee director who is a member of a committee of the Board shall be paid $1,000 for each committee meeting attended. Furthermore, the Chairperson of the Audit Committee shall be paid an additional annual retainer of $15,000 and the Chairperson of the Compensation Committee shall be paid an additional annual retainer of $10,000.

        Each non-employee director may elect to receive these fees and retainers in either cash, restricted stock units or a combination of both, provided that any election to receive restricted stock units must be made prior to the beginning of each year. Cash payments will be paid in quarterly installments in arrears. If a non-employee director elects to receive all or a portion of his/her fees and retainers in the form of restricted stock units, then such restricted stock units will be granted in January of each year based on the price of the Company's common stock on December 31st of the previous year and will vest quarterly over the year. For 2005, those non-employee directors who elect to receive restricted stock units will be granted such units in April 2005 based on the price of the Company's common stock on March 31, 2005.

        The compensation policy adopted by the Board also provides for annual grants of restricted stock units to non-employee directors on the following terms. Beginning in 2006, in January of each year, the Company will grant to each non-employee director a number of restricted stock units equal to $40,000 divided by the closing price of the Company's common stock on the date of grant. The date of grant shall be determined by the Compensation Committee. Such restricted stock unit grants shall be subject to the terms and conditions of a separate grant agreement and the GFI Group Inc. 2004 Equity Incentive Plan. Subject to the restrictions and conditions to be set forth in the grant agreement, one-third of the units shall become unrestricted and vest on each of the first, second and third anniversaries of the date of grant.

Employment Agreements

        We have entered into employment agreements providing for annual compensation in excess of $100,000 with certain of our executive officers. The material terms of the employment agreements are described in the following paragraphs.

        Each of Stephen McMillan, Donald P. Fewer and Jurgen Breuer have entered into employment agreements with us. We also have an employment agreement with James A. Peers, our Chief Financial Officer. Michael Gooch and Colin Heffron do not have employment agreements with us.

        On December 30, 2004, we entered into an agreement regarding our obligations to our chief executive officer if he is terminated following a permanent disability. "Permanent disability" is defined as Mr. Gooch's physical or mental illness, disability or impairment that prevents Mr. Gooch from continuing the performance of his normal duties and responsibilities for a period in excess of six consecutive months. A written determination of two qualified physicians shall be conclusive evidence of whether a "permanent disability" has occurred.

        This agreement provides that if Mr. Gooch is terminated due to his "permanent disability" then he (or his personal representative, as the case may be) shall be entitled to (a) salary and bonus continuation benefits for a period of three years following the date of his termination, at a rate equal to the rate of his base salary and bonus for the last full fiscal year immediately preceding such termination (including the cash value of any restricted stock, stock options or other equity grants awarded in such year), (b) for the three year period beginning on the date of his termination, we will make available coverage under our medical, dental and life insurance plans on the same terms as such plans are made available to the our most senior salaried officers generally, and (c) reimbursement of any expenses incurred by Mr. Gooch in the ordinary course of employment prior to his termination consistent with our then existing expense reimbursement policy.

Stephen McMillan

        We entered into an employment agreement with Stephen McMillan on May 1, 2002. The current term of the agreement expires on February 28, 2006. The agreement will automatically extend for one-year periods and can be terminated prior to any such extension by either party upon three months notice. Mr. McMillan is currently serving as our Senior Managing Director—Head of Europe. In 2004,

Mr. McMillan was paid an annual base salary equal to the British Pounds equivalent of approximately $600,000 and the British Pounds equivalent of approximately $50,000 per annum on Mr. McMillan's behalf into our U.K. Occupational Pension Plan. Mr. McMillan is also eligible to receive an annual discretionary bonus in an amount to be determined by us. He is also entitled to receive all employee benefits and participate in all insurance programs generally available to similarly situated employees. The agreement requires Mr. McMillan to abide by restrictive covenants relating to non-competition, non-solicitation and non-disclosure during his employment and for specified periods following termination of employment. Mr. McMillan's employment agreement does not provide for any severance payments upon the termination of his employment. The terms of Mr. McMillan's employment agreement and the performance of his duties thereunder are governed by English law.

Donald P. Fewer

        We entered into an employment agreement with Donald P. Fewer on July 17, 2000, which was subsequently amended in March 2004. The term of the agreement, as amended, expires on July 16, 2006. Thereafter, it is automatically extended for two-year periods, unless the agreement is terminated three months prior to such extension by either party. Mr. Fewer is currently serving as our Senior Managing Director—Head of North America. In 2004, Mr. Fewer was paid an annual base salary of $650,000. Mr. Fewer is also eligible to receive an annual discretionary bonus in an amount to be determined by us. He is also entitled to receive all employee benefits and participate in all insurance programs generally available to similarly situated employees. The agreement requires Mr. Fewer to abide by restrictive covenants relating to non-competition, non-solicitation and non-disclosure during his employment and for specified periods following termination of employment. Mr. Fewer's employment agreement does not provide for any severance payments upon the termination of his employment.

Jurgen Breuer

        We entered into an employment agreement with Jurgen Breuer on December 1, 2003. The current term of the agreement expires on December 31, 2005. The agreement will automatically extend for one-year periods and can be terminated prior to any such extension by either party upon four months notice. Mr. Breuer is currently serving as our Senior Managing Director-Head of Asia. In 2004, Mr. Breuer was paid an annual base salary equal to the British Pound equivalent of $350,000 and we are obligated to lease him an apartment and cover the related rental costs up to a maximum of 50,000 Hong Kong dollars per month. Mr. Breuer is also eligible to receive an annual discretionary bonus in an amount to be determined by us. He is also entitled to participate in such medical, dental and life insurance programs generally available to similarly situated employees. The agreement requires Mr. Breuer to abide by restrictive covenants relating to non-competition, non-solicitation and non-disclosure during his employment and for specified periods following termination of employment. Mr. Breuer's employment agreement does not provide for any severance payment upon the termination of his employment. The terms of Mr. Breuer's employment agreement and the performance of his duties thereunder are governed by English law.

James A. Peers

        We entered into an employment agreement with James A. Peers on November 18, 2002 pursuant to which Mr. Peers serves as our Chief Financial Officer. This agreement has an indefinite term, subject to termination of the agreement by either party upon six months notice. In 2004, Mr. Peers was paid an annual base salary of $300,000. Mr. Peers is also eligible to receive an annual discretionary bonus in an amount to be determined by us. He is also entitled to receive all employee benefits and participate in all insurance programs generally available to similarly situated employees and was compensated for certain moving expenses in connection with the commencement of his employment.

        This agreement provides that upon resignation with "good reason" within six months following a "change in control", as such terms are defined in the agreement, Mr. Peers will generally be entitled to receive: (1) a lump sum payment in an amount equal to twelve months base salary, minus applicable withholdings and deductions; (2) the cost of maintaining health and dental insurance coverage for the earlier of six months after the termination of employment or until he secures new employment; (3) all employee or incentive stock options granted to him which are outstanding and unexercised on the date of termination of employment will become fully vested and such options will continue to be exercisable at any time within the one year period following the date of termination; and (4) an amount in lieu of discretionary bonus equal to (x) such bonus, if any, paid for the fiscal year immediately preceding the year in which such employment is terminated, multiplied by (y) a fraction, the numerator of which is the number of days of employment during the fiscal year in which employment was terminated, and the denominator of which is 365.

        The agreement also provides that if Mr. Peers is terminated "without cause" (other than due to death or disability), as defined in this agreement, he will be entitled to receive: (1) a salary continuation benefit for a period of up to six months, which will be reduced by any portion of the notice period in which he is not requested to work and; (2) an amount in lieu of discretionary bonus equal to (x) such bonus, if any, paid for the fiscal year immediately preceding the year in which employment is terminated, multiplied by (y) a fraction, the numerator of which is the number of days of employment during the fiscal year in which employment was terminated, and the denominator of which is 365.

        The agreement requires Mr. Peers to abide by restrictive covenants relating to non-competition, non-solicitation and non-disclosure during his employment and for specified periods following termination of employment.

Compensation Committee Interlocks and Insider Participation

        During the fiscal year 2004, Mr. Gooch, our Chief Executive Officer, served as a member of our Compensation Committee. Upon the consummation of our IPO, Mr. Gooch resigned from the Compensation Committee and the Compensation Committee is currently comprised of solely independent directors. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or compensation committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

        The following table sets forth certain information relating to the only entities that, as of February 28, 2005 (other than as set forth under "Security Ownership of Directors and Executive Officers" below) are known to us to be the beneficial owners of more than five percent of our Common Stock:

	Shares Beneficially Owned
Name and Address of Beneficial Owner
	Number	Percent
Entities Affiliated with Jersey Partners Inc.(1) 1111 Route 110 Suite 327-328 Farmingdale, NY 11735	14,551,595	54.40%
Entities Affiliated with Advent International Corporation (2) 75 State Street 29th Floor Boston, MA 02109	3,016,074	11.27%
Entities Affiliated with Venturion Capital LLC (3) 275 Madison Avenue New York, NY 10016	1,609,387	6.01%

(1)
Includes 387,105 shares of Common Stock held by Magnetic Holdings International (DE) LLC, 262,894 shares of Common Stock held by Magnetic Holdings International (DNE) LLC, 106,631 shares of Common Stock held by Magnetic Holdings International (FE) LLC and 36,842 shares of Common Stock held by Magnetic Holdings International (FNE) LLC. We refer to these entities collectively as the Magnetic Entities. Jersey Partners, through its wholly-owned subsidiary, Magnetic Management LLC, is the managing member of each of the Magnetic Entities. Pursuant to the terms of the limited liability company agreement of each of the Magnetic Entities, all of our company's shares held by that Magnetic Entity will be distributed to the holders of interests in that Magnetic Entity 180 days after the effective date of our registration statement relating to our initial public offering. Also includes 39,712 shares of Common Stock held by N-Two LLC, a subsidiary of Jersey Partners. N-Two LLC will receive 12,105 shares of our common stock in connection with the distribution to be made by Magnetic Holdings International (DE) LLC. Magnetic Management LLC will receive 1,315 shares of our common stock in connection with the distribution to be made by Magnetic Holdings International (DE) LLC.

(2)
Shares are held by the following entities affiliated with Advent International Corporation: Global Private Equity IV Limited Partnership, Advent Partners GPE-IV Limited Partnership and Advent Partners Limited Partnership.

(3)
Includes 21,053 shares issuable upon exercise of options that are exercisable within 60 days of December 31, 2004. Shares and options are held by the following entities affiliated with Venturion: 11,720 shares held by Venturion Market Making Ventures LLC, 21,053 options held by Venturion Capital LLC, 1,528,807 shares held by Venturion GFI LLC and 43,807 shares held by Venturion GFI II, LLC.

Security Ownership of Directors and Executive Officers

        The following table sets forth certain information, as of February 28, 2005, with respect to the beneficial ownership of our Common Stock by: (i) each director; (ii) each of the Named Executive

Officers; and (iii) all executive officers and directors as a group. Each person listed below can be reached at our headquarters located at 100 Wall Street, New York, NY 10005.

	Shares Beneficially Owned
Name and Address of Beneficial Owner
	Number	Percent
Named Executive Officers and Directors:
Michael Gooch(1)(2)	14,551,595	54.40%
Colin Heffron(3)	52,632	*
Donald P. Fewer(4)	68,420	*
Stephen McMillan(5)	121,053	*
Jurgen Breuer(5)	15,789	*
Geoffrey Kalish(6)	1,609,387	6.01%
Christopher Pike(7)	3,016,074	11.27%
John W. Ward(5)	2,632	*
Marisa Cassoni	4,762	*
All executive officers and directors as a group (14 persons)(8)	19,769,463	72.30%

*
Less than 1%

(1)
Includes all shares of our company beneficially owned by Jersey Partners as described in footnote (2) below, including those shares held by the Magnetic Entities as described in that footnote. Mr. Gooch controls the voting and disposition of these shares through his ownership of approximately 70% of the outstanding common stock of Jersey Partners. Mr. Gooch will also beneficially own 2,105 shares of our common stock to be distributed by the Magnetic Entities, as described in footnote (2) below, and Diane Gooch, Mr. Gooch's wife, and Gooch Investment Trust will collectively beneficially own 24,210 shares as to which Mr. Gooch disclaims beneficial ownership.

(2)
Includes 13,718,411 shares of Common Stock held directly by Jersey Partners. Also includes 387,105 shares of Common Stock held by Magnetic Holdings International (DE) LLC, 262,894 shares of Common Stock held by Magnetic Holdings International (DNE) LLC, 106,631 shares of Common Stock held by Magnetic Holdings International (FE) LLC and 36,842 shares of Common Stock held by Magnetic Holdings International (FNE) LLC. We refer to these entities collectively as the Magnetic Entities. Jersey Partners, through its wholly-owned subsidiary, Magnetic Management LLC, is the managing member of each of the Magnetic Entities. Pursuant to the terms of the limited liability company agreement of each of the Magnetic Entities, all of our company's shares held by that Magnetic Entity will be distributed to the holders of interests in that Magnetic Entity 180 days after the effective date of our registration statement relating to our initial public offering. Also includes 39,712 shares of Common Stock held by N-Two LLC, a subsidiary of Jersey Partners. N-Two LLC will receive 12,105 shares of our common stock in connection with the distribution to be made by Magnetic Holdings International (DE) LLC. Magnetic Management LLC will receive 1,315 shares of our common stock in connection with the distribution to be made by Magnetic Holdings International (DE) LLC.

(3)
Includes 47,369 shares issuable upon exercise of options that are exercisable within 60 days of February 28, 2005. Also includes 5,263 shares to be distributed to Mr. Heffron by the Magnetic Entities as described in footnote (2) above. Does not include any of the shares of our company owned by Jersey Partners. Mr. Heffron owns approximately 4.9% of the outstanding common stock of Jersey Partners.

(4)
Includes 57,894 shares issuable upon exercise of options that are exercisable within 60 days of February 28, 2005. Also includes 10,526 shares to be distributed to Mr. Fewer by the Magnetic

  Entities as described in footnote (2) above. Does not include any of the shares of GFI owned by Jersey Partners. Mr. Fewer holds options to purchase 68,000 shares of common stock of Jersey Partners, which would represent less than 1% of the outstanding common stock of Jersey Partners.

(5)
Represents shares issuable upon exercise of options that are exercisable within 60 days of February 28, 2005.

(6)
Represents 1,609,387 shares beneficially owned by funds affiliated with Venturion. Mr. Kalish disclaims beneficial ownership of the shares held by these funds except to the extent of his pecuniary interests in such funds.

(7)
Represents 3,016,074 shares beneficially owned by funds affiliated with Advent International Corporation. Mr. Pike disclaims beneficial ownership of the shares held by these funds except to the extent of his pecuniary interests in such funds.

(8)
Includes 592,909 shares issuable upon exercise of options that are exercisable within 60 days of February 28, 2005.

EQUITY COMPENSATION PLAN INFORMATION

        The following table provides information as of December 31, 2004 with respect to the Company's Common Stock that may be issued under its existing equity compensation plans, which include the GFInet Inc. 2000 Stock Option Plan, the GFI Group Inc. 2002 Stock Option Plan and the GFI Group Inc. 2004 Equity Incentive Plan. The table shows the number of securities to be issued under compensation plans that have been approved by stockholders and those that have not been so approved. The footnotes and other information following the table are intended to provide additional detail on the compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,810,736	$12.44	4,383,388
Equity compensation plans not approved by security holders	—	—	—

Total	2,810,736	$12.44	4,383,388

(1)
Contains information regarding stock options and a warrant. There are no rights outstanding.

(2)
Upon completion of our IPO in January 2005, the Company reduced the shares available for future grants under its equity compensation plans to 3,000,000.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans from Jersey Partners

        In connection with our reorganization that took place in November 2001, our subsidiary, GFI LLC, paid a dividend to its then-parent Jersey Partners consisting of $30.0 million in cash and certain accounts receivable. Simultaneously, Jersey Partners loaned the cash and accounts receivable back to GFI LLC in exchange for (i) two notes in the original principal amounts of $5.0 million and $20.0 million, respectively and (ii) a collection agency note in the original principal amount of $5.0 million. The collection agency note was repaid in full in 2002.

        The notes were guaranteed by the material non-regulated subsidiaries of GFI LLC, and were secured by, among other things, liens on and security interests in substantially all of the assets of GFI LLC and its material subsidiaries. However, the notes are, by their terms, subordinated in right of payment to our senior indebtedness, including the indebtedness under our credit agreement. The $5.0 million note was repaid by us in two installments of $2.5 million on November 30, 2002 and November 30, 2003. In connection with the issuance of our Series C Preferred Stock, we repaid $10.75 million of the principal amount of the $20.0 million note in June 2002.

        Pursuant to the terms of the $20 million note, Jersey Partners required us to use up to 20% of the aggregate net proceeds we received from our IPO to repay the note. On January 31, 2005, we used a portion of the net proceeds received by us in our IPO to prepay in full the $9.25 million outstanding principal amount as of December 31, 2004, plus accrued interest of approximately $0.4 million.

Fenics Acquisition

        In April 2001, we acquired approximately 90% of the outstanding capital stock of Fenics. We acquired Fenics for the purpose of expanding our data, analytics and Internet product offerings. The purchase price of approximately $40.7 million consisted of an exchange of 1,656,189 shares of common stock of GFInet inc, our subsidiary, and assumption of debt of Fenics of approximately $9.0 million. This debt bore interest at rates between 9% and 11% and was fully repaid by February 2003.

        Within 120 days after the completion of our IPO, we were obligated to provide notice to the remaining holders of the outstanding capital stock of Fenics that a "liquidity event" has occurred and to attempt to purchase the remaining approximately 10% of the capital stock of Fenics at a per share price equal to the fair market value, as of the date of such notice, of 0.3274 shares of our common stock. On March 9, 2005, we made a written offer to purchase all of the ordinary shares in Fenics Limited not held by us for an amount equal to $8.37 per Fenics Limited share (the "Purchase Price"). The Purchase Price represents 0.3274 multiplied by $25.58, which was the average closing price of the GFI Group common stock over the immediately preceding four calendar weeks. This offer was made to all minority shareholders of Fenics Limited and, in the aggregate, is an offer to purchase 532,098 ordinary shares of Fenics Limited for a total purchase price of $4.5 million.

        Certain of the remaining shares of Fenics are held by John W. Ward, one of our directors, and certain of our officers and employees. These persons will receive cash for those shares in connection with our purchase of the remaining Fenics shares that we do not own as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Stockholders Agreement

        On June 3, 2002, we entered into an Amended and Restated Stockholders Agreement with all of our then existing common and preferred stockholders. Most of the provisions of the Stockholders

Agreement terminated immediately before the closing of our IPO. The following terms of the Stockholders Agreement, however, will remain in effect following the closing the IPO:

  •
  certain of our stockholders who acquired their shares as part of our acquisition of Fenics will, for a limited period of time, continue to be subject to agreements contained in the Stockholders Agreement which limit their ability to compete against or interfere with our business;

  •
  for a period of 18 months following the consummation of this offering, we will retain the ability to repurchase any shares held by a former Fenics stockholder or certain holders of our Series A Preferred Stock, if we reasonably and in good faith determine that such stockholder has violated the terms of any confidentiality provision or restriction on competition applicable to it and that such violation has or could have an adverse effect on us that is greater than a de minimis impact; and

  •
  all of the stockholders party to the agreement will be, upon our request, prohibited from selling any of their shares during a period (not to exceed 180 days) selected by us and the managing underwriters of any public offering of our shares.

Registration Rights

        We entered into Registration Rights Agreements with certain of the holders of each series of our preferred stock, all of which converted into shares of our common stock upon the consummation of our IPO. Such registration rights apply to the common stock into which the preferred stock converted. Following our IPO, the holders of approximately 5,442,299 shares of common stock and the holder of a warrant to purchase 105,263 shares of common stock will have the right to demand that we file a registration statement to register their shares or request that their shares be covered by a registration statement that we are otherwise filing. The terms of the Registration Rights Agreements we have entered into with the holders of each series of our preferred stock are substantially similar (other than with respect to Series B Preferred Stockholders who do not hold demand registration rights).

        Demand Registration Rights.    At any time after the 180th day following the effective date (January 25, 2005) of our registration statement for our IPO, the holders of (i) at least a majority of the Series C Preferred Stock having registration rights and (ii) at least 66 2/3% of the Series A Preferred Stock having registration rights have the right to demand that we file a registration statement for the offer and sale of their securities if the aggregate market price of the shares to be registered is at least $5.0 million with respect to the Series C preferred shares or $12.5 million with respect to the Series A preferred shares at the time of the demand. We are required to inform the other stockholders of that series holding registration rights that a demand has been made and the other holders are entitled to include their shares in that demand registration. With respect to Series C preferred shares having registration rights, we are not obligated to file a registration statement on Form S-1 on more than one occasion so long as, when that registration statement becomes effective, it covers not less than 66% of the holders demanding registration and with respect to Series A preferred shares having registration rights, we are only required to file one registration statement on Form S-1. If we are eligible to file a registration statement on Form S-3, the holders of 20% of the Series C preferred shares having registration rights and the holders of 25% of the Series A preferred shares having registration rights have the right to demand that we file a registration statement on Form S-3 so long as the aggregate amount of securities to be sold under the registration statement is at least $3.0 million. With respect to Series C preferred shares having registration rights, we are not obligated to file a registration statement on Form S-3 on more than two occasions and with respect to each series we are generally not obligated to file a registration statement on Form S-3 more than once in any twelve month period. In each case, we have the ability to delay the filing of a registration statement under specified conditions, such as for a period of time following the effective date of a prior registration statement or if we are in possession of material nonpublic information that it would not be in our best interests to disclose. The Series C

Preferred Stock and the Series A Preferred Stock have been converted into common stock as a result of our IPO. The registration rights described herein apply to the shares of common stock into which the Series C Preferred Stock and the Series A Preferred Stock have been converted.

        Piggyback Registration Rights.    If we register any securities for public sale (subject to customary exceptions), stockholders with registration rights will have the right to include their shares in the registration statement. The underwriters of any underwritten offering will have the right to limit the number of shares having registration rights to be included in the registration statement.

        Expenses of Registration.    Except as provided in the Registration Rights Agreements, we will pay all expenses relating to any demand or piggyback registration other than underwriting discounts and commissions, stock transfer taxes and attorneys' fees of the selling stockholders (except for attorneys' fees of a single counsel for the Series C Preferred Stock selling stockholders up to $50,000).

        Indemnification.    The Registration Rights Agreements contain customary cross-indemnification provisions, pursuant to which we are obligated to indemnify the selling stockholders in the event of material misstatements or omissions attributable to us in a registration statement, and they are obligated to indemnify us for material misstatements or omissions attributable to them.

        Transfer and Expiration of Registration Rights.    Stockholders may transfer their registration rights in connection with the transfer of their shares if specified requirements are satisfied. The registration rights described above will generally terminate with respect to a particular stockholder's securities upon the earlier to occur of (i) the close of business on the third anniversary of the consummation of our IPO (fifth anniversary with respect to Series C Preferred Stock) and (ii) the date that the securities (x) have been transferred pursuant to an effective registration statement or (y) have been sold under Rule 144 of the Securities Act or can be freely sold under Rule 144(k) under the Securities Act and after such sale can be resold by the transferee without registration under the Securities Act.

U.K. Leases

        We currently lease our offices at 9 Hewett Street in London from GFI Brokers (Channel Islands) Limited, which is a wholly-owned subsidiary of Jersey Partners. The annual lease payments to Jersey Partners under the lease are £0.5 million. The lease was scheduled to terminate in 2016. As described under "Our Business—Facilities" we are currently exploring new lease opportunities in the U.K. in an effort to expand our capacity in the U.K. and have agreed to terminate our lease with GFI Brokers (Channel Islands) Limited effective September 2005 and to make certain termination and other payments to it payable upon such termination. We accrued an estimated obligation for these contract termination costs in the amount of $2.9 million. We believe that the accrual is reasonable based on information that is currently available.

        We also lease a corporate apartment in London from GFI Brokers (Channel Islands) Limited. We are currently paying a monthly lease payment of approximately £2,000 for this apartment.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table summarizes the aggregate fees billed to us by Deloitte & Touche LLP ("Deloitte"):

	2004	2003
Audit Fees(a)	$1,782,530	$921,618
Audit Related Fees(b)	6,364	51,251
Tax Fees	419,137	494,688

Total	$2,208,031	$1,467,557

(a)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements, the review of our quarterly financial statements, the issuance of comfort letters, statutory and regulatory audits, consents and other services related to SEC matters. Included in audit fees for 2004 is $850,000 related to professional services rendered in connection with the IPO.

(b)
Audit related fees consist of aggregate fees billed for professional services related to regulatory matters in the U.S. and U.K. and an audit of our 401(k) plan.

        In considering the nature of the services provided by Deloitte, our Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Deloitte and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

        During 2004, our audit committee specifically approved the appointment of Deloitte & Touche LLP to be our independent auditors for the year ended December 31, 2004. Deloitte & Touche LLP was also approved to perform reviews, pursuant to Statement of Auditing Standards No. 71, of our quarterly financial reports within the year ended December 31, 2004 and certain other audit related services. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve all audit services, internal control-related services and permitted non-audit services to be performed for us by our auditors, subject to certain de minimus exceptions.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Index to Financial Statements on page 57.
(a)(2)	Financial Statement Schedules. We have included Schedule I—Condensed Financial Information of GFI Group Inc. (Parent Company Only) on pages I-1 to I-5.
(a)(3)	Exhibits. The following Exhibits are filed as part of this Report as required by Regulation S-K. Exhibits 10.5 through 10.28 are management contracts or compensatory plans or arrangements.
NUMBER	DESCRIPTION
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Second Amended and Restated Bylaws of the Registrant.
4.1*	See Exhibits 3.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws for the Registrant defining the rights of holders of Common Stock of the Registrant.
4.2*	Specimen Stock Certificate. (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1, File No. 333-116517)
4.3*	Amended and Restated Stockholders Agreement, dated as of June 3, 2002, among the Registrant and the stockholders named therein. (Filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1, File No. 333-116517)
4.4*	Series A Registration Rights Agreement, dated as of March 10, 2000, between the Registrant and the parties named therein, as amended by the Amendment Agreement dated as of November 30, 2001, by and among the Registrant, GFInet inc. and the parties named therein, as amended by Amendment No. 2 to the Registration Rights Agreement dated as of June 3, 2002, by and among the Registrant and the parties named therein. (Filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1, File No. 333-116517)
4.5*	Series B Registration Rights Agreement, dated as of June 1, 2000, between the Registrant and the parties named therein, as amended by the Amendment Agreement dated as of November 30, 2001, by and among the Registrant, GFInet inc. and the parties named therein, as amended by Amendment No. 2 to the Registration Rights Agreement dated as of June 3, 2002, by and among the Registrant and the parties named therein. (Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1, File No. 333-116517)
4.6*	Series C Registration Rights Agreement, dated as of June 3, 2002, between the Registrant and the parties named therein. (Filed as Exhibit 4.6 to the Company's Registration Statement on Form S-1, File No. 333-116517)
4.7*	Warrant dated June 15, 2000 issued to Newnetco LLC. (Filed as Exhibit 4.7 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.1*	Credit Agreement, dated August 23, 2004, among the Registrant and GFI Holdings Limited, as borrowers, subsidiaries of the Registrant named therein, as guarantors, Bank of America, N.A., as administrative agent, Barclays Bank Plc, as syndication agent, the other lenders party thereto and Bank of America Securities LLC, as sole lead arranger and sole book running manager. (Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.2*	Domestic Security Agreement, dated August 23, 2004, by the Registrant, GFI Group LLC, GFInet inc., GFI Brokers LLC, Interactive Ventures LLC and Fenics Software Inc. as grantors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-116517)

10.3*	Debenture, dated August 23, 2004, by GFI Holdings Limited and the other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.4*	Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch. (Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.5*	Employment Agreement, dated as of July 17, 2000, between the Registrant and Donald P. Fewer, as amended by the First Amendment to Employment Agreement dated as of March 11, 2004. (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.6*	Employment Agreement, dated as of May 1, 2002, between the GFI Holdings Limited and Stephen McMillan. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.7*	Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers. (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.8*	Employment Agreement, dated as of December 1, 2003, between GFI Holdings Limited and Jurgen Breuer. (Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.9*	2002 Stock Option Plan. (Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.10*	2000 Stock Option Plan. (Filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.11*	GFI Group Occupational Pension Plan. (Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.12*	Guardian Trust of GFI Brokers Limited. (Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.13*	2004 Equity Incentive Plan. (Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1, File No. 333-116517)
10.14*	Senior Executive Annual Bonus Plan. (Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1, File No. 333-116517)
14.1	GFI Group Inc. Code of Business Conduct and Ethics
14.2	GFI Group Inc. Code of Business Conduct and Ethics for Senior Financial Officers.
21.1*	List of subsidiaries of the Registrant. (Filed as Exhibit 21.1 to the Company's Registration Statement on Form S-1, File No. 333-116517)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2005.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS Name: James A. Peers Title: Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL GOOCH Michael Gooch	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 31, 2005
/s/ COLIN HEFFRON Colin Heffron	President and Director	March 31, 2005
/s/ JAMES A. PEERS James A. Peers	Chief Financial Officer (principal financial and accounting officer)	March 31, 2005
/s/ GEOFFREY KALISH Geoffrey Kalish	Director	March 31, 2005
/s/ CHRISTOPHER PIKE Christopher Pike	Director	March 31, 2005
/s/ JOHN W. WARD John W. Ward	Director	March 31, 2005
/s/ MARISA CASSONI Marisa Cassoni	Director	March 31, 2005

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.

        We have audited the consolidated financial statements of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 30, 2005 (included elsewhere herein). Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
March 30, 2005

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2004 AND 2003

(In thousands)

	December 31		Proforma December 31
	2004	2003	2004
			(unaudited)
Assets:
Cash and cash equivalents	$25	$11,782
Investments in subsidiaries, equity basis	64,059	39,704
Advances to subsidiaries	65,687	54,980
Other assets	3,376	226

Total assets	$133,147	$106,692

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity:
Notes payable, net	$49,591	$38,747
Other liabilities	144	124

	49,735	38,871
Redeemable convertible preferred stock	30,043	30,043	$—
Stockholders' equity	53,369	37,778	$83,412

Total liabilities, redeemable convertible preferred stock and stockholders' equity	$133,147	$106,692

See notes to condensed financial statements.

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

	2004	2003	2002
REVENUES:
Income from subsidiaries	$24,299	$15,297	$12,677
Interest income	23	138	161

Total revenues	24,322	15,435	12,838
EXPENSES:
Interest expense	1,642	1,489	849
Other expenses	576	183	174

Total expenses	2,218	1,672	1,023

INCOME BEFORE BENEFIT FROM INCOME TAXES	22,104	13,763	11,815
BENEFIT FROM INCOME TAXES	1,019	701	459

NET INCOME	$23,123	$14,464	$12,274

See notes to condensed financial statements.

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities
Net income	$23,123	$14,464	$12,274
Adjustments to reconcile net income to net cash used in operating activities
Noncash transactions in net income	(24,853)	(15,809)	(13,048)
Changes in operating assets and liabilities	(2,111)	97	(231)

Cash used in operating activities	(3,841)	(1,248)	(1,005)
Cash flows used in investing activities	(18,490)	(14,535)	(39,990)
Cash flows from financing activities	10,574	10,500	58,060

Increase (decrease) in cash and cash equivalents	(11,757)	(5,283)	17,065
Cash and cash equivalents, beginning of year	11,782	17,065	—

Cash and cash equivalents, end of year	$25	$11,782	$17,065

See notes to condensed financial statements.

GFI GROUP INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(In thousands)

1.    BASIS OF PRESENTATION

        The accompanying condensed financial statements (the "Parent Company Financial Statements"), including the notes thereto, should be read in conjunction with the consolidated financial statements of GFI Group Inc. and subsidiaries ("the Company") and the notes thereto.

        The Parent Company Financial Statements for the years ended December 31, 2004, 2003 and 2002 are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

        Unaudited pro forma information—Prior to the closing of our initial public offering in January 2005, all outstanding shares of the Series C Redeemable Convertible Preferred Stock, the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Class A Common Stock were converted into shares of Class B Common Stock. The pro forma balance sheet gives effect to this conversion as if it had occurred at the beginning of the period. The pro forma balance sheet does not give effect to the offering proceeds.

2.    GUARANTEES

        From time to time, the Company provides guarantees, on behalf of its subsidiaries, to clients for the purpose of providing credit enhancement for such clients. Such guarantees generally provide that the Company will guarantee the performance of all liabilities, obligations and undertakings owed by such subsidiary with respect to matched principal transactions entered into by such subsidiary with the relevant client. These guarantees are generally terminable on less than 30 days notice. The Company has not recorded any contingent liability in the condensed financial statements for these indemnifications and believes that the occurrence of any events that would trigger payments under these guarantees is remote.

3.    ADVANCES TO SUBSIDIARIES

        As of December 31, 2004 and 2003, GFI Group Inc. has receivables from subsidiaries of $65,687 and $54,980 related primarily to the allocation of funds received, from notes payable and issuance of equity securities, to subsidiaries to fund working capital.

QuickLinks

TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I.
Risk Factors
PART II
Market Information
Table of Contents
GFI GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Dollars in thousands except share and per share amounts)
GFI GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share data)
GFI GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
GFI GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
GFI GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands)
GFI GROUP INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands except share and per share amounts)
PART III
Summary Compensation Table
Option Grants in Last Fiscal Year
EQUITY COMPENSATION PLAN INFORMATION
PART IV
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GFI GROUP INC. (Parent Company Only) CONDENSED STATEMENTS OF FINANCIAL CONDITION DECEMBER 31, 2004 AND 2003 (In thousands)
GFI GROUP INC. (Parent Company Only) CONDENSED STATEMENTS OF INCOME YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (In thousands)
GFI GROUP INC. (Parent Company Only) CONDENSED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (In thousands)
GFI GROUP INC. (Parent Company Only) NOTES TO CONDENSED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (In thousands)