Form 10-Q
period 2005-03-31
GFI Group Inc.
filed 2005-05-16
CIK 1292426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File No: 000-51103

GFI GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0006224
(State or other jurisdiction of incorporation or organization)	(I.R.S .Employer Identification No.)

100 Wall Street, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 968-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES ☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

YES ☐   NO ☒

The number of shares of registrant’s common stock outstanding on April 29, 2005 was 26,758,825.

Table of Contents

Part I – Financial Information

Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Condition as of March 31, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Income for the three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)
Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 (unaudited) and March 31, 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Available Information

Our Internet website address is www.gfigroup.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the Securities and Exchange Commission (the “SEC”): our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Proxy Statements for our Annual Meetings will also be available through our Internet website.

Information relating to corporate governance of the Company is also available on our website, including information concerning our directors, board committees, including committee charters, our Code of Business Conduct and Ethics for all employees and for senior financial officers and our compliance procedures for accounting and auditing matters.

Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands except share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$104,095	$105,161
Deposits with clearing organizations	9,707	8,833
Accrued commissions receivable, net of allowance for doubtful accounts	65,733	50,665
Receivables from brokers, dealers and clearing organizations	503,370	408,241
Property, equipment and leasehold improvements, net	22,994	25,449
Software inventory, net	4,003	3,495
Goodwill	11,482	11,482
Intangible assets, net	1,238	1,439
Other assets	30,692	25,458
TOTAL ASSETS	$753,314	$640,223

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$59,889	$64,097
Accounts payable and accrued expense	16,035	21,560
Payables to brokers, dealers and clearing organizations	465,759	376,065
Notes payable, net	—	49,591
Loan note payable	—	9,250
Income taxes payable	13,577	10,336
Other liabilities	28,831	23,041
Lease termination costs payable to affiliate	2,832	2,871
Total Liabilities	$586,923	$556,811
Commitments and contingencies
Series C redeemable convertible preferred stock, $0.01 par value; none authorized and outstanding at March 31, 2005; 35,373,704 shares authorized and 3,723,545 shares outstanding at December 31, 2004 (liquidation value of $41.5 million at December 31, 2004)	—	30,043
STOCKHOLDERS’ EQUITY
Convertible preferred stock (liquidation value of $29.6 million at December 31, 2004)	—	29,069
Preferred Stock, $0.01 par value; 5,000,000 shares authorized at March 31, 2005, none outstanding	—	—
Class A common stock, $0.01 par value; none authorized and outstanding at March 31, 2005; 100,000,000 shares authorized and 5,893,846 outstanding at December 31, 2004	—	59
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,758,825 shares outstanding at March 31, 2005; 300,000,000 shares authorized and 10,155,809 shares outstanding at December 31, 2004	268	102
Additional paid in capital	169,324	35,162
Retained earnings (accumulated deficit)	5,841	(3,313)
Accumulated other comprehensive loss	(9,042)	(7,710)
Total Stockholders’ Equity	166,391	53,369
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$753,314	$640,223

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Brokerage revenues:
Agency commissions	$89,479	$58,379
Principal transactions	26,604	23,757
Total brokerage revenues	116,083	82,136
Analytics and market data	5,402	4,673
Interest income	1,060	276
Other income (loss)	(251)	608

Total revenues	122,294	87,693

EXPENSES:
Compensation and employee benefits	75,477	55,086
Communications and quotes	5,799	4,674
Travel and promotion	5,761	3,948
Rent and occupancy	3,428	2,573
Depreciation and amortization	4,092	3,142
Professional fees	2,469	1,766
Clearing fees	3,371	1,065
Interest expenses	1,244	579
Other expenses	4,009	2,025
Total Expenses	105,650	74,858
INCOME BEFORE PROVISION FOR INCOME TAXES	16,644	12,835
PROVISION FOR INCOME TAXES	7,490	6,032
NET INCOME	$9,154	$6,803
EARNINGS PER SHARE
Basic	$0.36	$0.30
Diluted	$0.35	$0.28
WEIGHTED AVERAGE SHARES OUSTANDING BASIC
Class A common stock	1,964,615	5,893,846
Common stock	21,221,199	10,155,809
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	26,268,828	24,236,382

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2005	2004
NET INCOME	$9,154	$6,803

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized (loss) gain on foreign exchange derivative contracts, net of tax	$(1,238)	$1,013
Foreign currency translation adjustment, net of tax	(94)	98
COMPREHENSIVE INCOME	$7,822	$7,914

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,154	$6,803
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,092	3,142
Amortization of loan fees	74	46
Provision for allowance for doubtful accounts	97	62
Deferred compensation	1,141	18
Benefit from deferred taxes	(2,230)	(417)
Loss on Fenics purchase obligation	2,030	128
(Increase) decrease in operating assets:
Deposits with clearing organizations	(875)	17
Accrued commissions receivable	(15,417)	(9,162)
Receivables from brokers, dealers and clearing organizations	(95,129)	(73,094)
Software inventory	(645)	(546)
Other assets	(1,747)	(4,079)
Increase (decrease) in operating liabilities:
Accrued compensation	(4,208)	(10,435)
Accounts payable and accrued expenses	(5,525)	(4,124)
Payables to brokers, dealers and clearing organizations	89,695	73,189
Income taxes payable – current	3,241	2,370
Other liabilities	2,312	3,811
Cash used in operating activities	(13,940)	(12,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and leasehold improvements	(1,299)	(1,667)
Cash used in investing activities	(1,299)	(1,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(54,500)	—
Proceeds from notes payable	4,000	—
Repayment of loan notes payable	(9,250)	—
Issuance of common stock	73,937	—
Proceeds from exercise of stock options	80	—
Cash provided by financing activities	14,267	—
Effects of foreign currency translation adjustment	(94)	98

DECREASE IN CASH AND CASH EQUIVALENTS	(1,066)	(13,840)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,161	87,299
CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,095	$73,459
SUPPLEMENTAL DISLCOSURE:
Interest paid	$1,560	$545
Income taxes paid, net of refunds	$6,471	$3,575

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands except share and per share amounts)

1.  ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its subsidiaries, provides brokerage services to institutional clients in markets for a range of credit, financial, equity and commodity instruments.  The Company complements its brokerage services with decision-support services such as value-added data and analytics software products, which it licenses to participants in the financial services industry, including investment and commercial banks, large corporations, insurance companies and large hedge funds.  The Company’s principal operating subsidiaries include: GFInet inc., GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFInet U.K. Limited, GFI (HK) Securities LLC, GFI Group Pte. Ltd. and Fenics Limited and subsidiaries.  The Company is majority owned by Jersey Partners, Inc. (“JPI”).

On January 31, 2005, the Company completed its initial public offering (“IPO”), selling 3,947,369 shares of common stock at $21.00 per share.  Net proceeds to the Company from the IPO after deducting underwriters’ discounts and expenses were $73,937.

In connection with the IPO, all shares of the Company’s Class A common stock, Series A convertible preferred stock, Series B convertible preferred stock and Series C redeemable convertible preferred stock were automatically converted into Class B common stock.  Each share of Class A common stock, Series A convertible preferred stock and Series C redeemable convertible preferred stock was converted into one share of Class B common stock.  Each share of Series B convertible preferred stock was converted into approximately 1.0017 shares of Class B common stock resulting in the issuance of an additional 9,852 shares of common stock upon conversion.  Upon the completion of the IPO, the Class B common stock was renamed “common stock.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed consolidated financial statements. Management believes that the estimates utilized in the preparation of the condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

All material intercompany transactions and balances have been eliminated.

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Cash and Cash Equivalent – Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Receivables from and Payables to Brokers and Dealers - Receivables from and payables to brokers and dealers primarily represent securities transactions which have not settled as of their stated settlement dates. These transactions relate primarily to the simultaneous purchase and sale of securities by GFI Securities Limited to facilitate principal brokerage transactions.

Accrued Commissions Receivable – Accrued commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and derivative brokerage transactions.  Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $2,948 and $2,879 as of March 31, 2005 and December 31, 2004, respectively.  The allowance is based on management’s estimate and is reviewed on a periodic basis based on the aging of outstanding receivables and counterparty exposure.

Brokerage Transactions - The Company provides brokerage services to its clients in the form of either agency or principal transactions.

Agency Commissions - In agency transactions, the Company charges commissions for executing transactions between buyers and sellers. Agency commissions revenues and related expenses are recognized on a trade date basis.

Principal Transactions - Principal transaction revenue is primarily derived from matched principal transactions. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. A very limited number of brokerage desks are allowed to enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers. These unmatched positions are intended to be held short term and in liquid markets. The Company does not enter into unmatched principal transactions for purposes of speculating on movements in the markets. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered.

Additionally, from time to time, for the purpose of facilitating customers’ execution needs or if a transaction fails to settle on a timely basis, the Company holds securities positions. These positions are marked to market on a daily basis. Principal transactions revenues and related expenses are recognized on a trade date basis.

Analytics and Market Data Revenue Recognition - Analytics revenue consists mostly of fees for licenses of analytical software products as well as maintenance, installation, customer training and technical support of those products. Market data revenue primarily consists of subscription fees.  Analytics revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred and no significant implementation obligations remain, the fee is fixed and determinable, and collectibility is probable. Fees for future updates of software products are considered separate arrangements and related revenues are recognized when the customer acknowledges participation in the update and delivery occurs.  Market data revenue is recognized over the term of the subscription period.

The Company markets its analytics and market data products through its direct sales force and indirectly through resellers. The Company’s license agreements for such products do not provide for a right of return.

Goodwill and Intangible Assets - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Derivative Financial Instruments – The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Certain of these foreign exchange derivative contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The Company reclassifies gains and losses on the designated foreign exchange derivative contracts included in other comprehensive income into earnings at the time the hedged transactions are recognized. The Company measures effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of the hedges, if any, is included in other expenses. There is no portion of the derivative instruments’ gains or losses that has been excluded from the assessment of effectiveness.

In March 2005, the Company discontinued hedge accounting for a derivative contract that was previously designated and qualified as a hedge under SFAS 133.  Subsequent to such de-designation, the net unrealized gains and losses, at the date of de-designation, associated with this contract will remain in accumulated other comprehensive loss and will be reclassified into earnings over the original term of the contract.  Additionally, certain foreign exchange derivative contracts are not designated as hedges under SFAS 133.  These foreign exchange derivative contracts are recorded at their fair value and all realized and unrealized gains and losses under such derivative contracts are included in earnings.

Foreign Currency Translation Adjustments and Transactions – Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at period end rates of exchange, and revenue and expenses are translated at the average rates of exchange. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income as other income.

Segment and Geographic Information - The Company’s only operating segment, brokerage and data and analytics operations, operates across domestic and international markets. Substantially all of the Company’s identifiable assets are in the United States and the United Kingdom.

Share-Based Compensation – Our share-based compensation consists of stock options and restricted stock units (the “RSUs”).  Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003. Pursuant to this method, the Company expenses the grant-date fair value of options issued to employees on or after January 1, 2003 over the related vesting period and the compensation expense related to modifications of outstanding options is calculated as the difference between fair value of the existing and modified options on the date of modification. Prior to January 1, 2003, the Company used the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS 123.   For the RSUs, the aggregate fair value at the date of grant is recorded as deferred compensation and is amortized to compensation expense over the three-year vesting period of the grants.

The following pro forma financial information shows the effect, net of tax, on net income had the fair value method been applied for all periods presented.

	Three Months Ended March 31,
	2005	2004

Net income- as reported	$9,154	$6,803
Add:
Effect of stock-based employee compensation included in reported net income, net of tax	682	18
Deduct:
Total stock-based employee compensation determined under fair value method, net of tax	(811)	(96)
Net income- pro forma	$9,025	$6,725

Basic earnings per share – as reported	$0.36	$0.30
Basic earnings per share - pro forma	$0.35	$0.30
Diluted earnings per share - as reported	$0.35	$0.28
Diluted earnings per share – pro forma	$0.34	$0.28

Recent Accounting Pronouncement – In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) to provide guidance on SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123.  SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies.  In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 is effective March 29, 2005.  In April 2005, the SEC modified the effective date of SFAS No. 123(R) to be as of the first reporting period of the first fiscal year beginning after June 15, 2005.  The SEC’s modification of the effective date did not change the accounting required by SFAS No. 123(R).  The impact of SFAS No. 123(R) and SAB No. 107 on the Company’s consolidated financial statements is currently being evaluated and is not anticipated to be material.

3.  RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	March 31, 2005	December 31, 2004

Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$478,083	$376,452
Balance receivable from clearing organizations	25,287	31,789
Total	$503,370	$408,241

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$454,108	$357,349
Balance payable to clearing organizations	2,708	11,643
Payable to financial institutions	8,943	7,073
Total	$465,759	$376,065

Substantially all open fail to deliver and fail to receive transactions at December 31, 2004 have subsequently settled at the contracted amounts.

Payable to clearing organizations of $2,708 and $11,643 at March 31, 2005 and December 31, 2004, respectively, represents amounts owed to clearing organizations in the normal course of operations.

4.  GOODWILL AND INTANGIBLE ASSETS

During the first quarter of 2005, the Company completed the annual goodwill impairment test that is required by SFAS No. 142, Goodwill and Other Intangible Assets.  The results of Company’s testing did not indicate any goodwill impairment.

The change in the carrying amount of intangible assets for the three months ended March 31, 2005 was amortization expense of $201.

5.  NOTES PAYABLE

In February 2005, the Company used a portion of the proceeds from the IPO to pay down all balances (approximately $52,500) plus accrued interest outstanding under its credit facility agreement with Bank of America N.A. and certain other lenders dated August 23, 2004 (the “Credit Facility”).  At March 31, 2005, there was $6,500 in outstanding letters of credit under the the Credit Facility and the amount available to the Company for borrowing under the Credit Facility was $73,500, including up to $23,500 for additional letters of credit.

6.  LOAN NOTE PAYABLE

In January 2005, the Company used a portion of the proceeds from the IPO to repay the entire $9,250 outstanding principal amount plus accrued interest of $428 of the loan note payable to JPI.

7.  EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
	2005	2004

Basic earnings per share
Net income applicable to stockholders	$9,154	$6,803
Income allocated to participating preferred stockholders	(903)	(2,013)

Income available to common stockholders	$8,251	$4,790
Weighted average common shares outstanding:
Class A common stock	1,964,615	5,893,846
Common stock	21,221,199	10,155,809

Weighted average common shares outstanding	23,185,814	16,049,655
Basic earnings per share – Class A common stock and Common stock	$0.36	$0.30

Diluted earnings per share

Net income applicable to stockholders	$9,154	$6,803

Weighted average common shares outstanding	23,185,814	16,049,655
Effect of dilutive shares:
Options and warrant	834,821	93,372
Convertible preferred shares	1,007,011	3,021,034
Redeemable convertible preferred shares	1,241,182	3,723,545
Effect of contingently issuable shares subject to Series C purchase price adjustment	—	1,348,776
Weighted average shares outstanding and common stock equivalents	26,268,828	24,236,382
Diluted earnings per share	$0.35	$0.28

Options to purchase 100,000 and 482,947 shares were outstanding at March 31, 2005 and 2004, respectively and were excluded from the respective computation of diluted earnings per share because their effect would be anti-dilutive.  In addition, 143,488 RSUs were also excluded from the computation of diluted earnings per share for the three months ended March 31, 2005 because they were anti-dilutive.

Options to purchase 1,101,973 shares under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) were outstanding at March 31, 2004 and were excluded from the computation of diluted earnings per share because the exercisability of the options was contingent upon the completion of an IPO.  Once this contingency was met in January 2005, options issued under this plan were included in diluted earnings per share to the extent they were dilutive.

8.  STOCKHOLDERS’ EQUITY

On January 31, 2005, the Company completed its IPO, selling 3,947,369 shares of common stock at $21.00 per share.  Net proceeds to the Company from the IPO after deducting underwriters’ discounts and expenses were $73,937.

Prior to the closing of the Company’s IPO, 5,893,846, 2,842,093, 178,941 and 3,723,545 shares of Class A common stock, Series A and B convertible preferred stock, and Series C redeemable convertible preferred stock, respectively, were outstanding.  Outstanding shares of Class A common stock and all series of preferred stock were automatically converted into an equivalent number of shares of Class B common stock upon the closing of the IPO, except that each share of Series B convertible preferred stock was converted into approximately 1.0017 shares of Class B common stock.  Upon the completion of the IPO, the Class B common stock was renamed “common stock.”

9.  SHARE-BASED COMPENSATION

In addition to vesting requirements, the exercisability of options issued under the GFI Group 2002 Plan was contingent upon the Company completing an IPO, which occurred in January 2005.  For options issued on or modified after January 1, 2003 under the GFI Group 2002 Plan, compensation expense measured on the date of grant or modification was recorded upon the IPO in January 2005, to the extent these options were vested, with the remaining compensation expense to be recorded over the remaining vesting period.  For the three months ended March 31, 2005, compensation expense of $891 was recognized in connection with these options.  In addition, for the three months ended March 31, 2005, compensation expense of $64 was recognized related to certain options issued under the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”) that were modified in 2004.

The following is a summary of stock option transactions:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding December 31, 2004	1,248,191	13.55	1,457,282	11.71
Exercised	(4,212)	11.88	(3,158)	9.50
Terminated	(526)	11.88	(1,052)	9.50
Outstanding March 31, 2005	1,243,453	13.56	1,453,072	11.72

The following table summarizes information about the GFI Group 2002 Plan options as of March 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding as of March 31, 2005	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable as of March 31, 2005	Weighted Average Exercise Price
$11.88	1,014,715	8.96	$11.88	574,421	11.88
21.00	228,738	9.26	$21.00	5,054	21.00

The following table summarizes information about the GFInet 2000 Plan options as of March 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding as of March 31, 2005	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable as of March 31, 2005	Weighted Average Exercise Price
$9.50	1,019,418	4.86	$9.50	1,019,418	$9.50
11.88	137,896	7.49	11.88	126,054	11.88
14.25	32,679	5.76	14.25	32,679	14.25
19.00	212,983	5.94	19.00	206,142	19.00
21.38	526	5.76	21.38	526	21.38
23.75	49,570	5.36	23.75	49,570	23.75

In January 2005, the Company granted 143,488 RSUs under the GFI Group Inc. 2004 Equity Incentive Plan with a weighted average grant date fair value of $21.00.  The RSUs will be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting dates.  The RSUs vest over three years and are converted to an equal number of unrestricted shares of common stock upon vesting.  For the three months ended March 31, 2005, compensation expense of $186 was recognized in connection with the grant of the RSUs.

10.  COMMITMENTS AND CONTINGENCIES

Operating leases – In January 2005, the Company entered into an amendment to the lease of its executive headquarters located at 100 Wall Street, New York, NY, to provide for additional office space.  The lease for the additional space is scheduled to expire in September 2013.  The future minimum rental commitments for this additional space are as follows:  $366 in 2005, $401 in 2006, $453 in 2007, $453 in 2008, $453 in 2009 and $1,699 thereafter.

In April 2005, the Company entered into a ten-year lease for premises in London. See Note 17 for more details.

Contingencies – In the normal course of business, the Company and certain subsidiaries included in the consolidated financial statements have been named as defendants in various lawsuits and proceedings and have been involved in certain regulatory examinations. Additional actions, investigations or proceedings may be brought from time to time in the future. We are subject to the possibility of losses from these various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the end of the reporting period.

The Company has recorded reserves for certain contingencies to which we may have exposure, such as reserves for certain income tax and litigation contingencies and contingencies related to the employer portion of National Insurance Contributions in the U.K.

The Company is subject to regular examinations by various tax authorities in jurisdictions in which the Company has significant business operations.  The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations.  Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments.  Once established, reserves are adjusted as information becomes available or when an event occurs requiring a change to the reserve.  The resolution of these tax matters could have a material impact on the Company’s effective tax rate.

It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company. It is the opinion of the Company’s management, after consultation with counsel, that the ultimate resolution of these matters, while not likely to have a material adverse effect on the consolidated financial condition of the Company, could be material to the Company’s operating results for any particular period.

Commitment – As previously reported in the 2004 Form 10-K, on March 9, 2005, the Company made an offer to purchase for $8.37 per share all of the ordinary shares in Fenics Limited that were not owned by GFI for a total purchase price of $4,454.  As of April 7, 2005, the offer had been accepted by a majority of the minority shareholders of Fenics Limited and the Company, pursuant to the Fenics Limited Articles of Association, will therefore be entitled to purchase all of the remaining outstanding shares of Fenics on the same terms.  The Company is currently in the process of completing the purchase of all remaining shares.  Once these purchases are complete, the Company will be the sole shareholder of Fenics Limited.

Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for its customers. Revenues for these services are transaction based. As a result, the Company’s revenues could vary based upon the transaction volume of securities, commodities, foreign exchange and derivative markets.

Guarantees—The Company, through its subsidiaries, is a member of certain exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee certain obligations. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members may be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. The Company’s maximum potential liability under these arrangements cannot be quantified. However, management believes that the potential for the Company to be required to make payments under these arrangements is unlikely.

Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

11.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Our financial instruments with off-balance sheet risk are described in “Note 18 - Financial Instruments with Off-Balance Sheet Risk” contained in the 2004 Form 10-K.  There have been no material changes to our off-balance sheet risk during the three months ended March 31, 2005.

12.  FINANCIAL INSTRUMENTS

We are exposed to market risk associated with movements in foreign currency exchange rates.  There have been no material changes to our risk management policy as described in “Note 19 - Financial Instruments” contained in the 2004 Form 10-K.

For the three months ended March 31, 2005 and 2004, there was no hedge ineffectiveness. For the three months ended March 31, 2005 and 2004, unrealized gains (losses) before tax totaling ($1,659) and $1,739, respectively, were recorded as other comprehensive income (loss). There has been no discontinuance of cash flow hedges that would require a reclassification of gains into earnings. Management does not anticipate any events or transactions that would result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income due to hedge discontinuance.

The fair value of the Company’s debt obligations was estimated using market rates of interest available to the Company for debt obligations of similar types and approximates the carrying value at March 31, 2005 and December 31, 2004. The Company’s derivatives are summarized below showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition as of March 31, 2005 and December 31, 2004 as follows:

Asset/(Liabilities)	March 31, 2005	December 31, 2004
Foreign exchange derivative contracts:
Liabilities	$(12,220)	$(10,812)
Asset	201	—
Fenics purchase obligation	(3,052)	(1,022)

In March 2005, the Company discontinued hedge accounting for a derivative contract that was previously designated and qualified as a hedge under SFAS 133 because the contract was terminated.  Subsequent to such de-designation, the Company discontinued prospectively hedge accounting, however, continues to carry the derivative contract on the Statement of Financial Condition at its fair value.  The net unrealized gains and losses, at the date of de-designation, associated with this contract will remain in accumulated other comprehensive loss and will be reclassified into earnings over the term of the original contract.

The fair value of foreign exchange derivative contracts was estimated based on quoted market prices of comparable instruments.  The fair value of the Fenics purchase obligation was estimated using an exchange option model that included assumptions of management’s estimate of the fair value of the common stock of the Company and the common stock of Fenics, volatility, correlation and the expected life of the obligation.

Included in other assets in the Condensed Consolidated Statement of Financial Condition as of March 31, 2005 is $2,621 of floating rate notes held by the Company and recorded at current market value.

13.  REGULATORY REQUIREMENTS

GFI Securities LLC is a registered broker-dealer with the SEC and the National Association of Securities Dealers, Inc. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Securities Exchange Act of 1934 and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined.

At March 31, 2005, GFI Securities LLC had Net Capital and Excess Net Capital as follows:

Net Capital at March 31, 2005	$23,660
Minimum Net Capital	250
Excess Net Capital	$23,410

GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom. Under these requirements, minimum capital, as defined, must be maintained as follows:

	GFI Brokers Limited	GFI Securities Limited

Net Capital at March 31, 2005	$14,602	$21,767
Minimum Net Capital required	7,531	7,879
Excess Net Capital	$7,071	$13,888

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $386. At March 31, 2005, GFI (HK) Securities LLC had capital of approximately $999, which exceeded the minimum requirement by approximately $613.

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which require that GFI Group Pte. Ltd., maintain stockholders’ equity of 3,000 Singapore dollars.  At December 31, 2004, GFI Group Pte. Ltd. had stockholders’ equity of 3,796 Singapore dollars (or approximately $2,326), which exceeded the minimum requirement by approximately 796 Singapore dollars (or approximately $487).

Regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of March 31, 2005.

14.  GEOGRAPHIC INFORMATION

The Company offers its products and services globally from offices in the United States, the United Kingdom and the Asia-Pacific region.

Information regarding revenue for the three months ended March 31, 2005 and 2004, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of March 31, 2005 and December 31, 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
Revenues:
United States	$58,049	$35,510
United Kingdom	55,307	46,313
Asia-Pacific	8,938	5,870
Total	$122,294	$87,693

	March 31, 2005	December 31, 2004
Long-lived Assets, as defined:
United States	$23,441	$24,686
United Kingdom	2,484	3,304
Asia-Pacific	1,072	954
Total	$26,997	$28,944

Revenues are attributed to geographic areas based on the location of the Company’s brokers.

15.  Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2005	2004
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$(1,659)	$1,739
Tax (Expense) Benefit	421	(726)
After Tax Amount	$(1,238)	$1,013

Foreign currency translation adjustment
Before Tax Amount	$(173)	$168
Tax (Expense) Benefit	79	(70)
After Tax Amount	$(94)	$98

16.  RELATED PARTY TRANSACTIONS

Loan Note Payable

On January 31, 2005, a portion of the proceeds from the IPO were used to repay the loan note payable to JPI.  See Note 6 for more details.

Office Lease Termination with an Affiliate

The Company, through its subsidiary GFI Holdings Ltd., is a tenant of its current primary U.K. office space under a lease agreement with a wholly owned subsidiary of JPI, which was due to expire in 2016.  In December 2004, the Company and the affiliate agreed to terminate this lease in September 2005 (the “Lease Termination Agreement”) and to make certain termination and other payments upon such termination.  The Company accrued £1,500 (approximately $2,871) for the estimated cost to terminate the lease.  In April 2005, the Company and the affiliate amended the Lease Termination Agreement.  See Note 17 for more details.

17.  SUBSEQUENT EVENTS

In April 2005, GFI Holdings Ltd. entered into a ten-year lease for new premises that will become its primary London office. The future minimum rental commitments under this lease are as follows:  $2,655 in 2008, $2,897 in 2009 and $18,311 thereafter.  In addition, GFI expects to incur increased charges related to the new lease for items such as utilities, service charges, real estate taxes, insurance and depreciation.

In April 2005, the Company entered into an amendment of the Lease Termination Agreement.  The amendment terminated the lease and provided that the Company pay a termination charge of £200 (approximately $381). In addition, GFI Holdings Ltd. executed a new sublease with the subsidiary of JPI for an eighteen-month term with rent of £500 (approximately $954) per annum plus related costs, such as utilities, real estate taxes and service charges. As a result of the amendment, in the second quarter of 2005, the Company will reduce its lease termination liability by approximately £1,200 (or $2,289). In addition, the Company anticipates that it will cease using these premises in the fourth quarter and will accrue the remaining rent on the sub-lease at that time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of GFI Group Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York

May 13, 2005

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•                  expansion and growth of our operations generally or of specific products or services;

•                  our ability to attract and retain key personnel, including highly qualified brokerage personnel;

•                  our entrance into new brokerage markets or investments in establishing new brokerage desks;

•                  competition from current and new competitors;

•                  future results of operations and financial condition;

•                  the success of our business strategies;

•                  economic, political and market factors affecting trading volumes, securities prices, or demand for the Company’s brokerage services;

•                  financial difficulties experienced by the Company’s customers or key participants in the markets in which the Company focuses its brokerage services;

•                  risks associated with potential acquisitions by us of businesses or technologies;

•                  our ability to manage our international operations;

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

The foregoing risks and uncertainties, as well as those risks discussed under this “Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 3—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Quarterly Report and in the Company's 2004 Form 10-K, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ significantly from these forward-

looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

We founded our business in 1987. GFI Group Inc. (the “Company”) was incorporated under the laws of the State of Delaware in August 2001. Since November 2001, the Company has been a holding company that, through its subsidiaries, is a leading inter-dealer broker specializing in over-the-counter derivatives products and related securities. We provide brokerage services and data and analytics products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. We function as an intermediary on behalf of our brokerage clients by matching their trading needs with counterparties having reciprocal interests. We focus on the more complex, and often less liquid, markets for sophisticated financial instruments, primarily derivatives, that offer an opportunity for strong growth and higher commissions per transaction than the markets for more standardized financial instruments.

We offer a hybrid brokerage approach to our clients, combining a range of telephonic and electronic trade execution services, depending on the needs of the individual markets. We complement our hybrid brokerage capabilities with decision support services, such as value-added data and analytics products. We earn revenues for our brokerage services and charge fees for certain of our data and analytics products.

On January 31, 2005, we completed an IPO of our common stock, selling 3,947,369 shares of common stock at $21.00 per share.  Our proceeds from the IPO after deducting underwriters’ discounts and expenses were $73.9 million.

For a detailed description of the Company’s business, including its operations and the associated risks, see the Company’s 2004 Form 10-K filed by the Company under the Exchange Act.

Business Environment

The global business environment during the Company’s first quarter ended March 31, 2005 was generally favorable due to a combination of factors.  Overall, the U.S. and global financial markets saw modest volatility, but experienced acute volatility in certain sectors, such as energy and credit, in which we provide brokerage services.  Such volatility led to robust transaction activity in a number of our brokerage markets.  Also, global capital flows and interest rate activity continued to stimulate foreign exchange and interest rate derivative transactions.  In addition, the high global price of oil contributed to increased trading volume in numerous energy and commodity markets.  The relatively directionless global equities markets resulted in greater activity in many credit markets, including key credit sectors, such as the automotive industry.  In addition, we continued to see increased revenues for our brokerage services in corporate fixed income products, which we believe supports our belief that there is a growing correlation between the markets for cash and derivative products.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUES:
Brokerage revenues:
Agency commissions	$89,479	$58,379
Principal transactions	26,604	23,757
Total brokerage revenues	116,083	82,136
Analytics and market data	5,402	4,673
Interest income	1,060	276
Other income (loss)	(251)	608

Total revenues	122,294	87,693

EXPENSES:
Compensation and employee benefits	75,477	55,086
Communications and quotes	5,799	4,674
Travel and promotion	5,761	3,948
Rent and occupancy	3,428	2,573
Depreciation and amortization	4,092	3,142
Professional fees	2,469	1,766
Clearing fees	3,371	1,065
Interest expenses	1,244	579
Other expenses	4,009	2,025
Total Expenses	105,650	74,858
INCOME BEFORE PROVISION FOR INCOME TAXES	16,644	12,835
PROVISION FOR INCOME TAXES	7,490	6,032
NET INCOME	$9,154	$6,803

The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended
	March 31, 2005	March 31, 2004
REVENUES:
Brokerage revenues:
Agency commissions	73.2%	66.6%
Principal transactions	21.8%	27.1%
Total brokerage revenues	95.0%	93.7%
Analytics and market data	4.4%	5.3%
Interest income	0.8%	0.3%
Other income	(0.2)%	0.7%

Total revenues	100.0%	100.0%

EXPENSES:
Compensation and employee benefits	61.7%	62.8%
Communications and quotes	4.8%	5.3%
Travel and promotion	4.7%	4.5%
Rent and occupancy	2.8%	2.9%
Depreciation and amortization	3.3%	3.6%
Professional fees	2.0%	2.0%
Clearing fees	2.8%	1.2%
Interest expenses	1.0%	0.7%
Other expenses	3.3%	2.3%
Total Expenses	86.4%	85.3%
INCOME BEFORE PROVISION FOR INCOME TAXES	13.6%	14.7%
PROVISION FOR INCOME TAXES	6.1%	6.9%
NET INCOME	7.5%	7.8%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net income for the three months ended March 31, 2005 was $9.2 million as compared to net income of $6.8 million for the three months ended March 31, 2004, an increase of $2.4 million or approximately 35.3%.  Total revenues increased by $34.6 million, or 39.5%, to $122.3 million for the three months ended March 31, 2005 from $87.7 million from the same period from the prior year.  Our increased revenues were primarily due to increased brokerage revenues across each of our product categories.  Additionally, broker productivity (defined as total revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 11.8% for the three months ended March 31, 2005.  Total expenses increased by $30.7 million, or 41.0%, to $105.6 million for the three months ended March 31, 2005 from $74.9 million for the same period from the prior year.  Expenses increased primarily because of increased compensation expense, which was attributable to an increase in performance-based bonuses as a result of higher brokerage commission revenues for the three months ended March 31, 2005.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity.  The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Three Months Ended March 31,
	2005	2004
BROKERAGE REVENUES:
Credit	$51,653	$37,223
Financial	26,285	20,540
Equity	21,002	12,549
Commodity	17,143	11,824
Total brokerage revenues	$116,083	$82,136

BROKERAGE REVENUES:
Credit	44.5%	45.3%
Financial	22.6	25.0
Equity	18.1	15.3
Commodity	14.8	14.4
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $34.0 million, or 41.4%, to $116.1 million for the three months ended March 31, 2005, as compared to $82.1 million for the three months ended March 31, 2004.  Agency commissions increased by $31.2 million, or 53.5%, to $89.5 million for the three months ended March 31, 2005 as compared to $58.3 million for the three months ended March 31, 2004.  Principal transactions increased by $2.8 million, or 11.8%, to $26.6 million for the three months ended March 31, 2005 from $23.8 million for the three months ended March 31, 2004.

Of the total increase in brokerage revenues of $34.0 million, approximately $27.1 million was attributable to the performance of our existing brokerage desks across all product areas.  We believe the increase in credit product brokerage revenues of $14.4 million was due to a number of factors including: robust trading activity in the credit markets as a result of the uncertainty during the period in equity markets, strong volatility in credit spreads for reference entities in key credit sectors, such as the automotive industry, and continued overall growth in the credit derivatives market.  Our existing credit product desks contributed $13.4 million of the total increase in credit product brokerage revenues.  The remaining increase of $1.0 million was generated by the addition of eight new credit product desks since March 31, 2004.

Of the total increase in equity product brokerage revenues of $8.5 million, our existing equity product desks contributed $5.2 million in equity product brokerage revenues.  The remaining increase of $3.3 million in equity product brokerage revenues was attributable to the addition of five new equity desks since March 31, 2004.  The increase in financial product brokerage revenues of $5.8 million was primarily attributable to the combination of increased revenues from existing interest rate markets and a slight rebound in revenues from brokerage desks covering emerging markets.  The majority of the increase in our financial product brokerage revenues was generated from our existing financial product desks, which contributed $5.6 million of the increase in financial product brokerage revenues.  The increase in our commodity product brokerage revenues of $5.3 million was attributable to the combination of investment in new desks, a resurgence of participants in the market, and greater volatility in the energy market.  Our existing commodity product desks contributed $2.9 million of the increase in commodity product brokerage revenues.  The remaining increase of $2.4 million was generated from the addition of six new commodity product desks since March 31, 2004.

Analytics and Market Data

Revenues from our analytics and market data products increased by $0.7 million, or 14.9%, to $5.4 million for the three months ended March 31, 2005 as compared to $4.7 million for the three months ended March 31, 2004.  The increase was primarily due to the increase in foreign exchange software licenses, energy software subscriptions and other data subscription and consulting fees, offset in part by a decrease in update fees for foreign exchange data services.

Interest Income

Interest income increased by $0.8 million, or 266.7%, to $1.1 million for the three months ended March 31, 2005 as compared to $0.3 million for the three months ended March 31,

2004.  The increase is mainly attributable to interest earned on the higher level of average cash balances in the U.S. resulting from the receipt of the net proceeds raised from our IPO and the increase in interest income on clearing accounts related to our brokerage operations.

Other Income (Loss)

Other income (loss) decreased by $0.9 million, or 150.0%, to a loss of $0.3 million for the three months ended March 31, 2005 from income of $0.6 million for the three months ended March 31, 2004.  Other loss for the three months ended March 31, 2005 mainly consisted of transactional net losses based on foreign currency fluctuations and net losses on foreign exchange derivative contracts.  Other income for the three months ended March 31, 2004 primarily consisted of the proceeds received by us from a litigation settlement.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $20.4 million, or 37.0%, to $75.5 million for the three months ended March 31, 2005 from $55.1 million for the three months ended March 31, 2004.  The increase was primarily due to an increase in the number of brokerage personnel from 432 at March 31, 2004 to 597 at March 31, 2005 and an increase in brokerage personnel performance bonuses of $9.8 million resulting in large part from our overall higher brokerage commission revenues.

Total compensation and employee benefits as a percentage of total revenues decreased slightly to 61.7% at March 31, 2005 from 62.8% from March 31, 2004 primarily due to the increased use of deferred compensation arrangements.

Communications and Quotes

Communications and quotes increased by $1.1 million, or 23.4%, to $5.8 million for the three months ended March 31, 2005 from $4.7 million for the three months ended March 31, 2004.  The increase was primarily attributable to the increase in brokerage desks and brokerage personnel.

Travel and Promotion

Travel and promotion increased by $1.9 million, or 48.7%, to $5.8 million for the three months ended March 31, 2005 from $3.9 million for the three months ended March 31, 2004.  This expense, as a percentage of our total brokerage revenues for the three months ended March 31, 2005 increased slightly from the same period from the prior year.

Rent and Occupancy

Rent and occupancy increased by $0.8 million, or 30.8%, to $3.4 million for the three months ended March 31, 2005 from $2.6 million for the three months ended March 31, 2004.  The increase was primarily due to an increase in moving expenses, repairs and maintenance and an increase in rent expenses resulting from the lease of additional office space. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of the lease of additional office space.

Depreciation and Amortization

Depreciation and amortization increased by $1.0 million, or 32.3%, to $4.1 million for the three months ended March 31, 2005 from $3.1 million for the three months ended March 31, 2004.  The increase was attributable to an increase in fixed assets, primarily in New York and Asia and the accelerated depreciation of $0.6 million related to certain long-lived assets to be abandoned as a result of the early termination of the lease for our primary U.K. office premises.

Professional Fees

Professional fees increased by $0.7 million, or 38.9%, to $2.5 million for the three months ended March 31, 2005 from $1.8 million for the three months ended March 31, 2004.  The increase was primarily due to the increase in information technology consulting, audit and legal fees, costs associated with external seminars and training and our decision to compensate non-employee members of our board of directors.

Clearing Fees

Clearing fees increased by $2.3 million, or 209.1%, to $3.4 million for the three months ended March 31, 2005 from $1.1 million for the three months ended March 31, 2004.  This increase was due to a higher volume in the number of principal transactions executed during the three months ended March 31, 2005 as compared to the same period in the prior year.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services.  We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions.  Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

Interest expense increased by $0.6 million, or 100.0%, to $1.2 million for the three months ended March 31, 2005 from $0.6 million for the three months ended March 31, 2004.  The increase was primarily due to increased interest charges on clearing accounts related to our brokerage operations.

Other Expenses

Other expenses increased by $2.0 million, or 100.0%, to $4.0 million for the three months ended March 31, 2005 from $2.0 million for the three months ended March 31, 2004.  The increase was primarily attributable to an increase in fair value of the Fenics purchase obligation, an increase in irrecoverable Value Added Tax related to increased purchases in communications and quotes in the U.K., and an increase in other general office and miscellaneous expenses, such as charitable contributions and computer equipment expenses, partially offset by a decrease in litigation reserves.

Provision for Income Taxes

Our provision for income taxes totaled $7.5 million for the three months ended March 31, 2005 and $6.0 million for the three months ended March 31, 2004. Our effective tax rate was approximately 45% for the three months ended March 31, 2005 as compared to 47% for the comparable period in 2004. The reduction in the effective tax rate was primarily due to a decrease in taxes related to foreign operations which was partially offset by an increase in state and local income taxes.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2004 to March 31, 2005.  Results of any period are not necessarily indicative of results for a full year.

	Quarter Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$89,479	$73,366	$69,705	$60,589	$58,379
Principal transactions	26,604	25,627	24,977	26,978	23,757
Total brokerage revenues	116,083	98,993	94,682	87,567	82,136
Analytics and market data	5,402	3,732	3,664	4,012	4,673
Interest income	1,060	776	356	170	276
Other income (loss)	(251)	1,597	1,077	701	608
Total revenues	122,294	105,098	99,779	92,450	87,693

Expenses
Compensation and employee benefits	75,477	66,224	62,062	58,475	55,086
Communications and quotes	5,799	5,341	5,196	5,325	4,674
Travel and promotion	5,761	6,251	4,382	4,930	3,948
Rent and occupancy	3,428	2,479	2,861	2,756	2,573
Depreciation and amortization	4,092	4,060	3,411	3,243	3,142
Professional fees	2,469	2,676	2,848	2,178	1,766
Clearing fees	3,371	3,623	2,743	2,385	1,065
Interest expenses	1,244	1,076	838	666	579
Other expenses	4,009	3,343	2,299	2,686	2,025
Lease termination costs to affiliate	—	2,651	—	—	—

Total expenses	105,650	97,724	86,640	82,644	74,858

Income before provision for taxes	16,644	7,374	13,139	9,806	12,835
Provision for income taxes	7,490	4,017	5,266	4,716	6,032
Net income	$9,154	$3,357	$7,873	$5,090	$6,803

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004

Revenues
Brokerage revenues:
Agency commissions	73.2%	69.8%	69.9%	65.5%	66.6%
Principal transactions	21.8	24.4	25.0	29.2	27.1
Total brokerage revenues	95.0	94.2	94.9	94.7	93.7
Analytics and market data	4.4	3.6	3.6	4.3	5.3
Interest income	0.8	0.7	0.4	0.2	0.3
Other income (loss)	(0.2)	1.5	1.1	0.8	0.7
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	61.7%	63.1%	62.2%	63.3%	62.8%
Communications and quotes	4.8	5.1	5.2	5.8	5.3
Travel and promotion	4.7	5.9	4.4	5.4	4.5
Rent and occupancy	2.8	2.4	2.9	3.0	2.9
Depreciation and amortization	3.3	3.9	3.4	3.5	3.6
Professional fees	2.0	2.5	2.9	2.4	2.0
Clearing fees	2.8	3.4	2.7	2.6	1.2
Interest expenses	1.0	1.0	0.8	0.7	0.7
Other expenses	3.3	3.2	2.3	2.9	2.3
Lease termination costs to affiliate	—	2.5	—	—	—
Total expenses	86.4%	93.0%	86.8%	89.6%	85.3%
Income before provision for taxes	13.6	7.0	13.2	10.4	14.7
Provision for income taxes	6.1	3.8	5.3	5.1	6.9
Net income	7.5%	3.2%	7.9%	5.3%	7.8%

The table below details our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods:

	Quarter Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
	(dollars in thousands)
Brokerage Revenues:
Credit	$51,653	$36,304	$42,315	$37,247	$37,223
Financial	26,285	24,870	20,377	18,922	20,540
Equity	21,002	21,753	18,656	18,515	12,549
Commodity	17,143	16,066	13,334	12,883	11,824
Total brokerage Revenues	$116,083	$98,993	$94,682	$87,567	$82,136

Brokerage Revenues:
Credit	44.5%	36.7%	44.7%	42.6%	45.3%
Financial	22.6	25.1	21.5	21.6	25.0
Equity	18.1	22.0	19.7	21.1	15.3
Commodity	14.8	16.2	14.1	14.7	14.4
Total brokerage Revenues	100.0%	100.0%	100.0%	100.0%	100.0%

The table below details our brokerage revenues by geographic region in dollars and as a percentage of our total brokerage revenues for the indicated periods:

	Quarter Ended
	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
	(dollars in thousands)
Brokerage Revenues:
U.S.	$56,495	$49,590	$45,150	$41,054	$34,644
U.K.	52,096	44,330	44,025	41,625	42,437
Asia-Pacific	7,492	5,073	5,507	4,888	5,055
Total brokerage Revenues	$116,083	$98,993	$94,682	$87,567	$82,136

Brokerage Revenues:
U.S.	48.6%	50.1%	47.7%	46.9%	42.1%
U.K.	44.9	44.8	46.5	47.5	51.7
Asia-Pacific	6.5	5.1	5.8	5.6	6.2
Total brokerage Revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

On January 31, 2005, we completed an IPO of our common stock, selling 3,947,369 shares of common stock at $21.00 per share.  Our proceeds from the IPO after deducting underwriters’ discounts and expenses were $73.9 million.

At March 31, 2005, we had cash and cash equivalents of $104.1 million, a decrease of $1.1 million as compared to $105.2 million at December 31, 2004.  Cash used in operating activities was $13.9 million, which was primarily attributable to the net increase in working capital items such as net receivables from brokers, dealers and clearing organizations, accrued commission receivable, accrued compensation and other assets, and offset by the increase in net income and non-cash items such as depreciation and amortization and the loss on the Fenics purchase obligation.  Cash used in investing activities of $1.3 million reflected purchases of property, equipment and leasehold improvements.  Cash provided by financing activities of $14.3 million reflected net proceeds received from the IPO, offset by the repayment of the notes payable to JPI in January 2005 and the borrowing outstanding under our Credit Facility in February 2005.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group Pte Ltd.  GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the

Commodity Exchange Act.  GFI Securities Limited and GFI Brokers Limited are subject to the regulatory capital requirements of the Financial Services Authority in the United Kingdom. GFI (HK) Securities LLC is subject to the regulatory capital requirements of the Securities and Futures Commission in Hong Kong.  GFI Group Pte. Ltd. is subject to the regulatory capital requirements of the Monetary Authority of Singapore.  At March 31, 2005, GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group Pte. Ltd. were in compliance with their respective regulatory capital requirements.  See Note 13 to the condensed consolidated financial statements for further discussion.

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

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available and availablility under our Credit Facility, will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Commitments

Our contractual obligations and off-balance sheet entities are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2004 Form 10-K.  Except as described below in this Form 10-Q, there have been no material changes to those obligations or arrangements during the three months ended March 31, 2005.

In January 2005, we entered into an amendment to the lease of our executive headquarters located at 100 Wall Street, New York, NY, to provide for additional office space.  This lease for this additional space is scheduled to expire on September 30, 2013.  The future minimum rental commitments for this additional space are as follows: $0.4 million in 2005, $0.4 million in 2006, $0.5 million in 2007, $0.5 million in 2008, $0.5 million in 2009 and $1.7 million thereafter.

Additionally, in April 2005, we entered into a ten-year lease for new premises, which will become our primary London office.  The future minimum rental commitments under this lease are as follows: $2.7 million for 2008, $2.9 million for 2009 and $18.3 million thereafter.  In addition, we expect to incur increased charges related to the new lease for items such as utilities, service charges, real estate taxes, insurance and depreciation.  See Note 17 to the condensed consolidated financial statements for further discussion.

In January 2005, we used a portion of the net proceeds of our IPO to repay, in full, the loan note payable to JPI.

In February 2005, we used a portion of the net proceeds of our IPO to pay down all amounts then outstanding under our Credit Facility. See Note 5 to the condensed consolidated financial statements for further discussion.

In March 2005, we made a written offer to purchase all of the ordinary shares of Fenics Limited that were not held by us for $4.5 million.  As of April 7, 2005, the offer had been accepted by a majority of the remaining minority shareholders and we are currently in the process of completing the purchase of all remaining shares.  See Note 10 to the condensed consolidated financial statements for further discussion.

Critical Accounting Policies and Estimates

The Company has disclosed in Note 2 to its condensed consolidated financial statements and in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2004 Form 10-K those accounting policies that it considers to be significant in determining its results of operations and financial condition.  There have been no material changes to the accounting policies the Company considers significant as identified in the 2004 Form 10-K.  The accounting principles utilized by the Company in preparing its condensed consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107, (“SAB No. 107) to provide guidance on SFAS No. 123(R), Share-Based Payments, (SFAS No. 123(R)).  SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies.  In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 is effective March 29, 2005.  In April 2005, the SEC modified the effective date of SFAS No. 123(R) to be as of the first reporting period of the first fiscal year beginning after June 15, 2005.  The SEC’s modification of the effective date did not change the accounting required by SFAS No. 123(R).  The impact of SFAS No. 123(R) and SAB No. 107 on the Company’s condensed consolidated financial statements is currently being evaluated and is not anticipated to be material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the 2004 Form 10-K.  Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2005.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates.  There have been no material changes to our risk management policy as described in “Item 7A – Quantitative and Qualitative Disclosures about Market Risk” contained in our 2004 Form 10-K.

At March 31, 2005, we had outstanding foreign exchange derivative contracts to purchase and sell foreign currency with notional amounts translated into U.S. Dollars of $108.9 million. We would have paid $5.3 million at March 31, 2005 to settle these contracts, which represent the fair value of these contracts.  At March 31, 2005, if the Euro strengthened by 10% against the U.S. Dollar, it would decrease the fair value of these contracts and, as a result, accumulated other comprehensive income would decrease by approximately $5.2 million, net of tax.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations.  If the U.S. dollar strengthened by 10% against the Euro and the British Pound strengthened by 10% against the U.S. dollar, the net impact to our net income would have been a reduction of approximately $1.5 million.

Interest Rate Risk

At March 31, 2005, we had no variable-rate debt outstanding.  We paid off our note payable and loan note payable during the first quarter of 2005.  See Notes 5 and 6, respectively, to the condensed consolidated financial statements for further discussion.  As such, we currently do not anticipate any material impact to our net income resulting from fluctuations in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s internal controls over financial reporting and determined that there have been no changes in our internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, we are and have been party to, or otherwise involved in, litigations, claims and arbitrations in the U.S. and U.K. that involve claims for substantial amounts.  These proceedings have generally involved either competitor claims in connection with new employee hires, or claims from former employees in connection with the termination of their employment from us.  We are also involved, from time to time, in investigations or proceedings by government agencies and self-regulatory organizations.  There is also potential for client claims alleging the occurrence of errors in the execution of brokerage transactions.

We believe proceedings of these types are common in the inter-dealer brokerage industry due to its highly competitive and regulated nature.  Although the ultimate outcome of these proceedings cannot be ascertained at this time, after consultation with counsel, we believe that damages, if any, resulting from such proceedings will not, in the aggregate, have a material adverse effect on our financial condition, but may be material to our operating results for any particular period.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The effective date of our registration statement (Registration No. 333-116517) filed on Form S-1 relating to our IPO was January 25, 2005. In our IPO, we sold 3,947,369 shares of common stock at a price of $21.00 per share and the selling stockholders sold 2,788,439 shares (including shares sold pursuant to the exercise of the underwriters’ over-allotment option) of common stock at $21.00 per share. Our IPO was managed on behalf of the underwriters by Citigroup, Merrill Lynch & Company, Banc of America Securities LLC, JP Morgan, and Jefferies & Company, Inc. The offering closed on January 31, 2005. Proceeds to us from our IPO, after deduction of underwriting discounts and commissions of approximately $5.8 million and offering costs of approximately $3.2 million, totaled approximately $73.9 million. Of the $73.9 million raised, approximately $9.65 million was used to repay the outstanding principal amount plus accrued interest of our senior subordinated term loan with JPI. Pursuant to the terms of the senior subordinated loan agreement, upon the consummation of our IPO, we were required to repay the loan in full.

In February 2005, we used a portion of the net proceeds from the IPO to pay down in full the current outstanding balance of $52.5 million plus accrued interest under our Credit Facility.

We also intend to use approximately $4.5 million of the net proceeds from the IPO to purchase the remaining Fenics Limited shares not currently owned by us.  See Note 10 to the condensed consolidated financial statements for further discussion.

We intend to use the remaining portion of the proceeds of our IPO for working capital and other general corporate purposes and for acquisitions of, or investment in, companies, technologies or other assets that complement our business, including key personnel recruitment. We have no present understandings, commitments or agreements to enter into any potential acquisitions or investments. Pending application as described above, we currently plan to invest the remaining net proceeds received in short-term, investment grade, interest-bearing securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)                                 Reports on Form 8-K

During the quarter ended March 31, 2005, the Company filed the following Current Reports on Form 8-K;

(i)                    A Current Report on Form 8-K dated January 31, 2005 and filed on February 2, 2005 pertaining to the resignation and appointment of directors;

(ii)                 A Current Report on Form 8-K dated March 10, 2005 and filed on March 11, 2005 pertaining to the Company’s results of operations for the three months and fiscal year ended December 31, 2004; and

(iii)              A Current Report on Form 8-K dated March 24, 2005 and filed on March 30, 2005 pertaining to the Company’s policy for the compensation of non-employee directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended March 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of May, 2005.

GFI GROUP INC.
By:		/s/ James A. Peers
	Name:	James A. Peers
	Title:	Chief Financial Officer
(principal financial and accounting officer)