Form 10-Q
period 2005-06-30
GFI Group Inc.
filed 2005-08-15
CIK 1292426

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

        The number of shares of registrant's common stock outstanding on August 5, 2005 was 27,030,681.

\

Table of Contents

Part I—Financial Information

Available Information

        Our Internet website address is www.gfigroup.com. Through our Internet website, we make available, free of charge, documents we file or furnish with the Securities and Exchange Commission (the "SEC"), as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC, including: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our Proxy Statements for our Annual Meetings will also be available through our Internet website.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except share and per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$109,633	$105,161
Deposits with clearing organizations	9,295	8,833
Accrued commissions receivable, net of allowance for doubtful accounts	78,598	50,665
Receivables from brokers, dealers and clearing organizations	304,626	408,241
Property, equipment and leasehold improvements, net	21,566	25,449
Software inventory, net	4,528	3,495
Goodwill	12,803	11,482
Intangible assets, net	1,035	1,439
Other assets	33,389	25,458

TOTAL ASSETS	$575,473	$640,223

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued compensation	$80,695	$64,097
Accounts payable and accrued expense	22,102	21,560
Payables to brokers, dealers and clearing organizations	257,622	376,065
Notes payable, net	—	49,591
Loan note payable	—	9,250
Income taxes payable	12,163	10,336
Other liabilities	13,783	23,041
Lease termination costs payable to affiliate	179	2,871

Total Liabilities	$386,544	$556,811

Commitments and contingencies
Series C redeemable convertible preferred stock, $0.01 par value; none authorized and outstanding at June 30, 2005; 35,373,704 shares authorized and 3,723,545 shares outstanding at December 31, 2004 (liquidation value of $41.5 million at December 31, 2004)	—	30,043
STOCKHOLDERS' EQUITY
Convertible preferred stock, $0.01 par value; none authorized and outstanding at June 30, 2005; (liquidation value of $29.6 million at December 31, 2004)	—	29,069
Preferred Stock, $0.01 par value; 5,000,000 shares authorized at June 30, 2005, none outstanding; none authorized or outstanding at December 31, 2004	—	—
Class A common stock, $0.01 par value; none authorized and outstanding at June 30, 2005; 100,000,000 shares authorized and 5,893,846 outstanding at December 31, 2004	—	59
Common stock, $0.01 par value; 100,000,000 shares authorized and 26,890,404 shares outstanding at June 30, 2005; 300,000,000 shares authorized and 10,155,809 shares outstanding at December 31, 2004	269	102
Additional paid in capital	171,171	35,162
Retained earnings (accumulated deficit)	22,523	(3,313)
Accumulated other comprehensive loss	(5,034)	(7,710)

Total Stockholders' Equity	188,929	53,369

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$575,473	$640,223

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Brokerage revenues:
Agency commissions	$99,279	$60,589	$188,758	$118,968
Principal transactions	29,074	26,978	55,678	50,735

Total brokerage revenues	128,353	87,567	244,436	169,703
Analytics and market data	4,711	4,012	10,113	8,685
Interest income	883	170	1,943	446
Other income	6,376	701	6,125	1,309

Total revenues	140,323	92,450	262,617	180,143

EXPENSES:
Compensation and employee benefits	80,896	58,475	156,373	113,561
Communications and quotes	6,341	5,325	12,140	9,999
Travel and promotion	6,041	4,930	11,802	8,878
Rent and occupancy	3,913	2,756	7,341	5,329
Depreciation and amortization	3,599	3,243	7,691	6,385
Professional fees	2,927	2,178	5,396	3,944
Clearing fees	2,974	2,385	6,345	3,450
Interest expenses	597	666	1,841	1,245
Other expenses	5,809	2,686	9,818	4,711
Lease termination costs to affiliate	(2,266)	—	(2,266)	—

Total Expenses	110,831	82,644	216,481	157,502
INCOME BEFORE PROVISION FOR INCOME TAXES	29,492	9,806	46,136	22,641
PROVISION FOR INCOME TAXES	12,810	4,716	20,300	10,748

NET INCOME	$16,682	$5,090	25,836	$11,893

EARNINGS PER SHARE
Basic	$0.62	$0.22	$1.00	$0.52
Diluted	$0.60	$0.21	$0.96	$0.49
WEIGHTED AVERAGE SHARES OUSTANDING BASIC
Class A common stock	—	5,893,846	976,881	5,893,846
Common stock	26,791,156	10,155,809	24,021,564	10,155,809
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	27,726,612	24,285,331	27,001,747	24,260,861

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET INCOME	$16,682	$5,090	$25,836	$11,893
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain/(loss) on foreign exchange derivative contracts, net of tax	$4,096	$(683)	$2,858	$330
Foreign currency translation adjustment, net of tax	(88)	(369)	(182)	(271)

COMPREHENSIVE INCOME	$20,690	$4,038	$28,512	$11,952

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,836	$11,893
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,691	6,385
Amortization of loan fees	222	93
Provision for allowance for doubtful accounts	122	123
Deferred compensation	1,697	50
Benefit from deferred taxes	(673)	(761)
Loss on Fenics purchase obligation	2,030	72
Unrealized gain on fair value adjustment of foreign exchange derivative contracts	(5,823)	—
Lease termination cost to affiliate	(2,266)	—
(Increase) decrease in operating assets:
Deposits with clearing organizations	(462)	(1,380)
Accrued commissions receivable	(28,441)	(15,155)
Receivables from brokers, dealers and clearing organizations	103,615	(299,514)
Software inventory	(1,307)	(1,778)
Other assets	(7,982)	(4,660)
Increase (decrease) in operating liabilities:
Accrued compensation	16,598	13,050
Accounts payable and accrued expenses	542	(2,195)
Payables to brokers, dealers and clearing organizations	(118,442)	284,544
Income taxes payable—current	1,827	44
Other liabilities	2,001	(132)
Cash paid to affiliate for lease termination	(358)	—

Cash used in operating activities	(3,573)	(9,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for acquisition of minority interest in Fenics	(4,200)	—
Purchase of property, equipment and leasehold improvements	(3,132)	(3,900)

Cash used in investing activities	(7,332)	(3,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(54,500)	—
Proceeds from notes payable	4,000	1,500
Repayment of loan notes payable	(9,250)	—
Issuance of common stock	73,735	—
Proceeds from exercise of stock options and warrant	1,573	—

Cash provided by financing activities	15,558	1,500

Effects of foreign currency translation adjustment	(181)	(271)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	4,472	(11,992)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,161	87,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,633	$75,307

SUPPLEMENTAL DISCLOSURE:
Interest paid	$2,031	$1,433
Income taxes paid, net of refunds	$18,613	$10,872

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
(In thousands except share and per share amounts)

1.     ORGANIZATION AND BUSINESS

        The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, the "Company"). The Company, through its subsidiaries, provides brokerage services to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage services with decision-support services such as value-added data and analytics software products, which it licenses to participants in the financial services industry, including investment and commercial banks, large corporations, insurance companies and large hedge funds. The Company's principal operating subsidiaries include: GFInet inc., GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFInet U.K. Limited, GFI (HK) Securities LLC, GFI Group Pte Ltd. and Fenics Limited and its subsidiaries. The Company is majority owned by Jersey Partners, Inc. ("JPI").

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The Company's condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed consolidated financial statements. Management believes that the estimates utilized in the preparation of the condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

        All material intercompany transactions and balances have been eliminated.

        The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

        Cash and Cash Equivalent—Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

        Receivables from and Payables to Brokers and Dealers—Receivables from and payables to brokers and dealers primarily represent securities transactions that have not settled as of their stated settlement dates. These transactions relate primarily to the simultaneous purchase and sale of securities by GFI Securities Limited and GFI Securities LLC to facilitate principal brokerage transactions.

        Accrued Commissions Receivable—Accrued commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and derivative brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $2,928 and $2,879 as of June 30, 2005 and December 31, 2004, respectively. The allowance is based on management's estimate and is reviewed on a periodic basis based on the aging of outstanding receivables and counterparty exposure.

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

        When the Company does hold securities positions, these positions are marked to market on a daily basis. Principal transactions revenues and related expenses are recognized on a trade date basis.

        Analytics and Market Data Revenue Recognition—Analytics revenue consists mostly of fees for licenses of analytical software products as well as maintenance, installation, customer training and technical support of those products. Market data revenue primarily consists of subscription fees. Analytics revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred and no significant implementation obligations remain, the fee is fixed and determinable, and collectibility is probable. Fees for future updates of software products are considered separate arrangements and related revenues are recognized when the customer acknowledges participation in the update and delivery occurs. Market data revenue is recognized over the term of the subscription period.

        The Company markets its analytics and market data products through its direct sales force and indirectly through resellers. The Company's license agreements for such products do not provide for a right of return.

        Goodwill and Intangible Assets—In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 Goodwill and Intangible Assets ("SFAS 142"), goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

        Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Certain of these foreign exchange derivative contracts may be designated and qualify as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133"). The Company reclassifies gains and losses on the designated foreign exchange derivative contracts included in accumulated other comprehensive loss into earnings at the time the hedged transactions are recognized. The Company measures effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of a hedge, if any, is included in other income. There is no portion of the derivative instruments' gains or losses that has been excluded from the assessment of effectiveness.

        In March 2005, the Company discontinued hedge accounting for a foreign exchange derivative contract that was previously designated and qualified as a hedge under SFAS 133. The de-designation of this contract was necessary because the Company renegotiated the exchange rates in the contract that resulted in its termination and the execution of a new contract. Subsequent to such de-designation, the Company discontinued prospectively hedge accounting for the original contract. The net unrealized loss, at the date of de-designation, associated with this contract will remain in accumulated other comprehensive loss and will be reclassified into earnings over the term of the original contract. The new foreign exchange derivative contract did not qualify for hedge accounting under SFAS 133. Accordingly this contract is recorded at fair value and all realized and unrealized gains and losses on this contract are included in earnings.

        Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at period end rates of exchange, and revenue and expenses are translated at the average rates of exchange. Gains or losses resulting from translating foreign currency financial statements are reflected as foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income as other income.

        Segment and Geographic Information—The Company's only operating segment, brokerage and data and analytics operations, operates across domestic and international markets. Substantially all of the Company's identifiable assets are in the United States and the United Kingdom.

        Share-Based Compensation—Our share-based compensation consists of stock options and restricted stock units (the "RSUs"). Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003. Pursuant to this method, the Company expenses the grant-date fair value of options issued to employees on or after January 1, 2003 over the related vesting period and the compensation expense related to modifications of outstanding options is calculated as the difference between fair value of the existing and modified options on the date of modification. Prior to January 1, 2003, the Company used the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as permitted by SFAS 123. For RSUs, the fair value at the date of grant is recorded as deferred compensation and is amortized to compensation expense over the vesting period of the grants.

        The following pro forma financial information shows the effect, net of tax, on net income had the fair value method been applied for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income—as reported	$16,682	$5,090	$25,836	$11,893
Add:
Effect of stock-based employee compensation included in reported net income, net of tax	336	3	1,018	21
Deduct:
Total stock-based employee compensation determined under fair value method, net of tax	(336)	(51)	(1,147)	(147)

Net income—pro forma	$16,682	$5,042	$25,707	$11,767

Basic earnings per share—as reported	$0.62	$0.22	$1.00	$0.52
Basic earnings per share—pro forma	$0.62	$0.22	$0.99	$0.52
Diluted earnings per share—as reported	$0.60	$0.21	$0.96	$0.49
Diluted earnings per share—pro forma	$0.60	$0.21	$0.95	$0.49

        Recent Accounting Pronouncement—In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB No. 107") to provide guidance on SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SAB No. 107 provides the staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management's Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective March 29, 2005. In April 2005, the SEC modified the effective date of SFAS No. 123(R) to be as of the first reporting period of the first fiscal year beginning after June 15, 2005. The SEC's modification of the effective date did not change the accounting required by SFAS No. 123(R). The impact of SFAS No. 123(R) and SAB No. 107 on the Company's consolidated financial statements is currently being evaluated and is not anticipated to be material.

        In May 2005, the Financial Accounting Standards Board (the "FASB") issued FASB Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 will be effective for all accounting changes made in fiscal years beginning after December 15, 2005.

3.     RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	June 30, 2005	December 31, 2004
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$276,486	$376,452
Balance receivable from clearing organizations	28,140	31,789

Total	$304,626	$408,241

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$235,033	$357,349
Balance payable to clearing organizations	10,913	11,643
Payable to financial institutions	11,676	7,073

Total	$257,622	$376,065

        Substantially all open fail to deliver and fail to receive transactions at June 30, 2005 and December 31, 2004 have subsequently settled at the contracted amounts.

4.     GOODWILL AND INTANGIBLE ASSETS

        In March 2005, the Company made an offer to purchase for $8.37 per share all of the ordinary shares in Fenics Limited that were not owned by the Company for a total purchase price of $4,454. In April 2005, the Company legally became the sole shareholder of Fenics Limited. During the second quarter of 2005, Fenics minority shareholders were paid for 501,521 shares tendered to the Company, or approximately 94% of the outstanding minority shares. The remaining minority shares will be paid for when they are tendered to the Company. The acquisition of the Fenics minority shares resulted in an increase in goodwill of $1,321 during the second quarter of 2005.

        The change in the carrying amount of intangible assets for the three and six months ended June 30, 2005 was amortization expense of $203 and $404, respectively.

5.     NOTES PAYABLE

        At June 30, 2005, there was $6,500 in outstanding letters of credit under the Company's credit facility agreement with Bank of America N.A. and certain other lenders dated August 23, 2004 (the "Credit Facility") and the amount available to the Company for borrowing under the Credit Facility was $73,500, including up to $23,500 for additional letters of credit.

6.     EARNINGS PER SHARE

        Basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share
Net income applicable to stockholders	$16,682	$5,090	$25,836	$11,893
Income allocated to participating preferred stockholders	—	(1,506)	(903)	(3,519)

Income available to common stockholders	$16,682	$3,584	$24,933	$8,374
Weighted average common shares outstanding:
Class A common stock	—	5,893,846	976,881	5,893,846
Common stock	26,791,156	10,155,809	24,021,564	10,155,809

Weighted average common shares outstanding	26,791,156	16,049,655	24,998,445	16,049,655

Basic earnings per share—Class A common stock and common Stock	$0.62	$0.22	$1.00	$0.52

Diluted earnings per share
Net income applicable to stockholders	$16,682	$5,090	$25,836	$11,893
Weighted average common shares outstanding	26,791,156	16,049,655	24,998,445	16,049,655
Effect of dilutive shares:
Options and warrant	935,456	142,321	885,416	117,851
Convertible preferred shares	—	3,021,034	500,724	3,021,034
Redeemable convertible preferred shares	—	3,723,545	617,162	3,723,545
Effect of contingently issuable shares subject to Series C purchase price adjustment	—	1,348,776	—	1,348,776

Weighted average shares outstanding and common stock equivalents	27,726,612	24,285,331	27,001,747	24,260,861

Diluted earnings per share	$0.60	$0.21	$0.96	$0.49

        Outstanding options to purchase 0, 49,724, 320,737 and 401,842 shares were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005 and 2004, respectively, because their effect would be anti-dilutive. In addition, 256,870 and 200,492 RSUs were also excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2005, respectively, because their effect would be anti-dilutive.

        Options to purchase 1,170,183 and 1,136,078 shares under the GFI Group Inc. 2002 Stock Option Plan (the "GFI Group 2002 Plan") were outstanding for the three and six months ended June 30, 2004, respectively, and were excluded from the computation of diluted earnings per share because the exercisability of the options was contingent upon the completion of an initial public offering ("IPO").

This contingency was met in January 2005, therefore, options issued under this plan were included in subsequent periods in diluted earnings per share to the extent they were dilutive.

        In June 2005, a warrant issued in 2000 with an exercise price of $9.50 was exercised. In connection with the warrant exercise, the Company received $1,000 of proceeds and issued 105,263 shares of common stock.

7.     SHARE-BASED COMPENSATION

        In addition to vesting requirements, the exercisability of options issued under the GFI Group 2002 Plan was contingent upon the Company completing its IPO, which occurred in January 2005. For options issued or modified on or after January 1, 2003 under the GFI Group 2002 Plan, compensation expense measured on the date of grant or modification was recorded upon the IPO in January 2005, to the extent these options were vested, with the remaining compensation charge to be recorded over the remaining vesting period. For the three and six months ended June 30, 2005, compensation expense of $158 and $1,049, respectively, was recognized in connection with these options. In addition, for the three and six months ended June 30, 2005, compensation expense of $0 and $64, respectively, was recognized related to certain options issued under the GFInet inc. 2000 Stock Option Plan (the "GFInet 2000 Plan") that were modified in 2004.

        The following is a summary of stock option transactions:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2004	1,248,191	13.55	1,457,282	11.71
Exercised	(30,528)	11.88	(3,158)	9.50
Terminated	(12,262)	15.79	(6,472)	15.49

Outstanding June 30, 2005	1,205,401	13.57	1,447,652	11.70

        The following table summarizes information about the GFI Group 2002 Plan options as of June 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.88	981,926	8.71	$11.88	576,595	$11.88
21.00	223,475	9.02	21.00	27,285	21.00

        The following table summarizes information about the GFInet 2000 Plan options as of June 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.50	1,018,471	4.62	$9.50	1,018,471	$9.50
11.88	137,896	7.24	11.88	137,896	11.88
14.25	31,626	5.49	14.25	31,626	14.25
19.00	210,089	5.70	19.00	203,246	19.00
23.75	49,570	5.11	23.75	49,570	23.75

        For the three and six months ended June 30, 2005, the Company granted 113,382 and 256,870 RSUs, respectively, under the GFI Group 2004 Equity Incentive Plan with a grant date fair value in the range of $21.00 to $35.60. The RSUs will be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting dates. The RSUs vest over periods ranging from eight months to three years and will be converted into an equal number of unrestricted shares of common stock upon vesting. For the three and six months ended June 30, 2005, compensation expense of $398 and $584, respectively, was recognized in connection with the grant of the RSUs.

8.     COMMITMENTS AND CONTINGENCIES

        Operating leases—The Company has non-cancelable operating leases for office space that expire on various dates through 2015. At June 30, 2005, the future minimum rental commitments under such leases are as follows:

2006	$4,212
2007	3,409
2008	4,057
2009	5,616
2010	5,912
Thereafter	25,315

Total	$48,521

        The preceding table reflects a significant increase in the Company's future minimum rental commitments. A majority of the increase in the future minimum rental commitments is related to a ten-year lease that the Company entered into in April 2005 for premises which will serve as its primary U.K. office space. The total minimum rental commitments under this lease totaled $22,634, with $1,144 due within one to three years, $5,716 due within three to five years and $15,774 due in more than five years.

        Many of the Company's leases for office space contain escalation clauses that require payment of additional rent to the extent of any increases in certain operating and other costs. Rent expense under the leases for the three and six months ended June 2005 and 2004 was $2,176, $3,586, $1,061 and $2,103, respectively.

        The Company, through its subsidiary GFI Holdings Ltd., was a tenant of its primary U.K. office space under a lease agreement with a wholly owned subsidiary of JPI, which was due to expire in 2016. In December 2004, the Company and the affiliate agreed to terminate this lease effective September 2005 (the "Lease Termination Agreement") and to make certain termination and other payments upon such termination. At December 31, 2004, the Company accrued £1,500 (approximately $2,871) for the estimated cost to terminate the lease.

        In April 2005, the Company entered into an amendment of the Lease Termination Agreement. The amendment accelerated the termination of the lease to April 2005 and required the Company to pay a termination charge of £200 (approximately $381). In addition, GFI Holdings Ltd. executed a new sublease with the subsidiary of JPI for an eighteen-month term with rent of £500 (approximately $895) per annum plus related costs, such as utilities, real estate taxes and service charges. As a result of the amendment, in the second quarter of 2005, the Company reduced its lease termination liability by approximately £1,200 (or $2,266). In addition, the Company anticipates that it will cease using these premises in the fourth quarter and will accrue approximately $895 for the remaining rent plus any related charges on the lease at that time.

        Purchase Obligations—The Company has various unconditional purchase obligations for the purchase of quotes from a number of information service providers used in the normal course of business. As of June 30, 2005, the Company had total purchase commitment for quotes of approximately $7,731, with $6,113 due within the next twelve months and $1,618 due between one to two years. Additionally, the Company has purchase commitments for capital expenditures related to its U.K. primary lease of approximately £1,098 (approximately $1,965), all of which are due within the next twelve months.

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

9.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        Our financial instruments with off-balance sheet risk are described in "Note 18—Financial Instruments with Off-Balance Sheet Risk" contained in the 2004 Form 10-K. There have been no material changes to our off-balance sheet risk during the six months ended June 30, 2005.

10.   FINANCIAL INSTRUMENTS

        We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in "Note 19—Financial Instruments" contained in the 2004 Form 10-K.

        In March 2005, the Company discontinued hedge accounting for a foreign exchange derivative contract that was previously designated and qualified as a hedge under SFAS No. 133. The de-designation of this contract was necessary because the Company renegotiated the exchange rates in the contract that resulted in its termination and the execution of a new contract. Subsequent to such de-designation, the Company discontinued prospectively hedge accounting for the original contract. The net unrealized loss, at the date of de-designation, associated with this contract will remain in accumulated other comprehensive loss and will be reclassified into earnings over the term of the original contract. The new foreign exchange derivative contract did not qualify for hedge accounting under SFAS 133. Accordingly this contract is recorded at fair value and all realized and unrealized gains and losses are included in earnings. The contract was settled at June 30, 2005 for a realized gain of $1,131. From the inception of this new contract through June 30, 2005 the Company recorded a net gain in other income of $7,805 related to these two contracts. In addition, at June 30, 2005, there was $6,177 before tax ($4,324 after-tax) remaining in accumulated other comprehensive loss that will be recognized over the next six quarters.

        For the three and six months ended June 30, 2005 and 2004, there was no hedge ineffectiveness. For the three and six months ended June 30, 2005 and 2004, unrealized gains (losses) before tax totaling $5,907, $4,248, ($1,173) and $566, respectively, were recorded as other comprehensive income (loss). There has been no discontinuance of cash flow hedges that would require a reclassification of gains into earnings. Management does not anticipate any events or transactions that would result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income due to hedge discontinuance.

        The Company's derivatives are summarized below showing the fair value of the related liabilities that are included in other liabilities in the Condensed Consolidated Statements of Financial Condition as of June 30, 2005 and December 31, 2004 as follows:

Liabilities	June 30, 2005	December 31, 2004
Foreign exchange derivative contracts	$334	$10,812
Fenics purchase obligation	172	1,022

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

        Included in other liabilities in the Condensed Consolidated Statement of Financial Condition as of June 30, 2005 is a $2,589 equity position held by the Company and recorded at current market value.

11.   REGULATORY REQUIREMENTS

        GFI Securities LLC is a registered broker-dealer with the SEC and the National Association of Securities Dealers, Inc. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain Minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined.

        At June 30, 2005, GFI Securities LLC had Net Capital and Excess Net Capital as follows:

Net Capital at June 30, 2005	$28,895
Minimum Net Capital	250

Excess Net Capital	$28,645

        GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom. Under these requirements, minimum capital, as defined, must be maintained as follows:

	GFI Brokers Limited	GFI Securities Limited
Net Capital at June 30, 2005	$14,394	$23,816
Minimum Net Capital required	8,551	9,866

Excess Net Capital	$5,843	$13,950

        GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $386. At June 30, 2005, GFI (HK) Securities LLC had capital of approximately $1,333, which exceeded the minimum requirement by approximately $947.

        GFI Group Pte Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which require that GFI Group Pte Ltd., maintain stockholders' equity of 3,000 Singapore dollars. At December 31, 2004, GFI Group Pte Ltd. had stockholders' equity of 3,796 Singapore dollars (or approximately $2,326), which exceeded the minimum requirement by approximately 796 Singapore dollars (or approximately $487).

        During the second quarter of 2005, GFI Securities Limited was registered in Japan as a member of the Japan Securities Dealers Association ("JSDA"). GFI Securities Limited's Japanese branch is required to maintain a "brought-in" capital, as defined, of Japanese Yen 50,000 as part of the licensing requirement. Additionally, GFI Securities Limited is subject to JSDA's requirement that revenue plus "brought-in" capital exceed a ratio of 140.0% of relevant expenditure. At June 30, 2005, GFI Securities Limited met JSDA's licensing requirement by maintaining a "brought-in" capital in Japanese Yen 50,000. Additionally, GFI Securities Limited's revenue plus "brought-in" capital ratio was 2,526.0%, which exceeded the financial requirement by approximately 2,386.0%.

        Regulatory rules may restrict the Company's ability to withdraw capital from its regulated subsidiaries. The Company's regulated subsidiaries were in compliance with all minimum net capital requirements as of June 30, 2005.

12.   GEOGRAPHIC INFORMATION

        The Company offers its products and services globally from offices in the United States, the United Kingdom and the Asia-Pacific region.

        Information regarding revenue for the three and six months ended June 30, 2005 and 2004, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of June 30, 2005 and December 31, 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
United States	$71,880	$41,333	$129,929	$76,843
United Kingdom	57,562	45,647	112,869	91,960
Asia-Pacific	10,881	5,470	19,819	11,340

Total	$140,323	$92,450	$262,617	$180,143

	June 30, 2005	December 31, 2004
Long-lived Assets, as defined:
United States	$22,756	$24,686
United Kingdom	2,107	3,304
Asia-Pacific	1,231	954

Total	$26,094	$28,944

        Revenues are attributed to geographic areas based on the location of the Company's brokers.

13.   Other Comprehensive Income (Loss)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$5,907	$(1,173)	$4,248	$566
Tax (Expense) Benefit	(1,811)	490	(1,390)	(236)

After Tax Amount	$4,096	$(683)	$2,858	$330

Foreign currency translation adjustment
Before Tax Amount	$(161)	$(633)	$(334)	$(465)
Tax (Expense) Benefit	73	264	152	194

After Tax Amount	$(88)	$(369)	$(182)	$(271)

14.   RELATED PARTY TRANSACTIONS

Office Lease Termination with an Affiliate

        The Company, through its subsidiary GFI Holdings Ltd., previously leased its primary U.K. office space under a lease agreement with a wholly owned subsidiary of JPI, which was due to expire in 2016. In December 2004, the Company and the affiliate entered into a Lease Termination Agreement whereby both parties agreed to terminate this lease effective September 2005 and to make certain termination and other payments upon such termination. The Company accrued £1,500 (approximately $2,871) for the estimated cost to terminate the lease. In April 2005, the Company and the affiliate amended the Lease Termination Agreement. The amendment accelerated the termination of the lease to April 2005 and required the Company to pay a termination charge of £200 (approximately $381). In addition, GFI Holdings Ltd. executed a new sublease with the subsidiary of JPI for an eighteen-month term with rent of £500 (approximately $895) per annum plus related costs, such as utilities, real estate taxes and service charges. As a result of the amendment, in the second quarter of 2005, the Company reduced its lease termination liability by approximately £1,200 (or $2,266). In addition, the Company anticipates that it will cease using these premises in the fourth quarter of 2005 and will accrue approximately $895 for the remaining rent plus any related charges on the lease at that time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the "Company") as of June 30, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of GFI Group Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP
New York, New York
August 15, 2005

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

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

  •
  financial difficulties experienced by the Company's customers or key participants in the markets in which the Company focuses its brokerage services;

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

  •
  changes in the availability of capital.

        The foregoing risks and uncertainties, as well as those risks discussed under this Management's Discussion and Analysis of Financial Condition and Results of Operations and "Item 3—Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report, may cause actual results to differ materially from the forward-looking statements. Additionally, our 2004 Form 10-K contains various factors under the heading "Item 1—Business: Risk Factors" and elsewhere that could cause actual results to differ materially from expected or historic results. The information included herein is given as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

        We founded our business in 1987. The Company was incorporated under the laws of the State of Delaware in 2001 to be a holding company for its subsidiaries. The Company, through its subsidiaries, is a leading inter-dealer broker specializing in over-the-counter derivatives products and related securities. We provide brokerage services and data and analytics products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. We function as an intermediary on behalf of our brokerage clients by matching their trading needs with counterparties having reciprocal interests. We focus on the more complex, and often less liquid, markets for sophisticated financial instruments, primarily derivatives, that offer an opportunity for strong growth and higher commissions per transaction than the markets for more standardized financial instruments.

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

        On January 31, 2005, we completed an IPO of our common stock, selling 3,947,369 shares of common stock at $21.00 per share. Our proceeds from the IPO after deducting underwriters' discounts and expenses were $73.7 million.

        For a detailed description of the Company's business, including its operations and the associated risks, see the Company's 2004 Form 10-K filed by the Company under the Exchange Act.

Business Environment

        The global business environment during the quarter ended June 30, 2005 was generally positive for our business, featuring satisfactory volume levels and modest volatility in global equity and commodity markets, and more pronounced volatility in global credit and foreign exchange markets.

        The Company's business generally benefits from robust trading volumes and volatility in the markets it serves. Trading volumes in many of our markets are driven by the trading activity of our dealer customers that, in turn, is partially responsive to the demand of their "buy-side" customers, which increasingly reflect the trading activities of hedge funds. During the second quarter of 2005, we continued to experience strong revenue from our brokerage customers despite reported decreases in the overall investment inflows into hedge funds during the period.

        In terms of overall volatility during the quarter, global equity markets remained relatively unchanged with the Chicago Board Options Exchange SPX Volatility Index (the "VIX Index") average price increasing slightly over the first quarter 2005, but down considerably from the second quarter of 2004. Volatility, according to the VIX Index, increased in the second quarter primarily due to high profile analyst downgrades in the automotive and retail industries. Modest commodity volatility in the second quarter, primarily in the petroleum product markets, resulted from the combination of continuing Middle-East tensions, supply complications and strong demand keeping prices at historically high levels. Crude and Natural Gas futures contracts pricing volatility on the New York Mercantile Exchange were mixed for the quarter.

        Volatility in the credit markets resulted from widening of credit spreads following credit analyst downgrades in the auto, auto supplies and retail industries, combined with higher short-term interest rates resulting from two short-term interest rate increases by the Federal Reserve Board and a flattening yield curve. Increased bond market volatility in the credit markets was evidenced by the pricing of the Dow Jones (DJ) CDX North American Investment Grade Index (which represents a basket of 125 investment grade credit default swap premiums in North America), and to a lesser extent, the Dow Jones credit default swap indices in Europe and some emerging markets. Prices on these indices generally experienced short-term volatility spikes around the time of the downgrades and certain other credit events.

        An increase in foreign exchange volatility was likely attributable to a number of factors, including the increased valuation of the U.S. Dollar during the period, a lower than expected U.S. federal deficit, continued low long-term U.S. interest rates, increased U.S. inbound foreign investment and uncertainty surrounding the Euro following several national referenda rejecting the European Constitution. An increase in short-term interest rates in the United States in the second quarter also likely contributed to higher volatility in the foreign exchange markets. The U.S. Dollar Index (a trade-weighted basket of six major currencies) increased 6% versus first quarter 2005. The U.S. Dollar appreciated from 0.53 to 0.59 versus British Pound Sterling (USD/GBP), and from 0.77 to 0.83 versus Euro (USD/EUR) over the first quarter 2005.

Results of Operations

        The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Brokerage revenues:
Agency commissions	$99,279	$60,589	$188,758	$118,968
Principal transactions	29,074	26,978	55,678	50,735

Total brokerage revenues	128,353	87,567	244,436	169,703
Analytics and market data	4,711	4,012	10,113	8,685
Interest income	883	170	1,943	446
Other income	6,376	701	6,125	1,309

Total revenues	140,323	92,450	262,617	180,143

EXPENSES:
Compensation and employee benefits	80,896	58,475	156,373	113,561
Communications and quotes	6,341	5,325	12,140	9,999
Travel and promotion	6,041	4,930	11,802	8,878
Rent and occupancy	3,913	2,756	7,341	5,329
Depreciation and amortization	3,599	3,243	7,691	6,385
Professional fees	2,927	2,178	5,396	3,944
Clearing fees	2,974	2,385	6,345	3,450
Interest expenses	597	666	1,841	1,245
Other expenses	5,809	2,686	9,818	4,711
Lease termination costs to affiliate	(2,266)	—	(2,266)	—

Total Expenses	110,831	82,644	216,481	157,502
INCOME BEFORE PROVISION FOR INCOME TAXES	29,492	9,806	46,136	22,641
PROVISION FOR INCOME TAXES	12,810	4,716	20,300	10,748

NET INCOME	$16,682	$5,090	$25,836	$11,893

        The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Brokerage revenues:
Agency commissions	70.8%	65.5%	71.9%	66.0%
Principal transactions	20.7	29.2	21.3	28.2

Total brokerage revenues	91.5	94.7	93.2	94.2
Analytics and market data	3.4	4.3	3.9	4.8
Interest income	0.6	0.2	0.6	0.3
Other income	4.5	0.8	2.3	0.7

Total revenues	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Compensation and employee benefits	57.6%	63.3%	59.5%	63.0%
Communications and quotes	4.6	5.8	4.7	5.6
Travel and promotion	4.3	5.4	4.5	4.9
Rent and occupancy	2.8	3.0	2.8	3.0
Depreciation and amortization	2.6	3.5	2.9	3.5
Professional fees	2.1	2.4	2.1	2.2
Clearing fees	2.1	2.6	2.4	1.9
Interest expenses	0.4	0.7	0.7	0.7
Other expenses	4.1	2.9	3.7	2.6
Lease termination to affiliate	(1.6)	—	(0.9)	—

Total Expenses	79.0%	89.6%	82.4%	87.4%
INCOME BEFORE PROVISION FOR INCOME TAXES	21.0	10.4	17.6	12.6
PROVISION FOR INCOME TAXES	9.1	5.1	7.7	6.0

NET INCOME	11.9%	5.3%	9.9%	6.6%

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

        Net income for the three months ended June 30, 2005 was $16.7 million as compared to net income of $5.1 million for the three months ended June 30, 2004, an increase of $11.6 million or approximately 227.5%. Total revenues increased by $47.8 million, or 51.7%, to $140.3 million for the three months ended June 30, 2005 from $92.5 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across each of our product categories. Additionally, broker productivity (defined as total revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 10.2% for the three months ended June 30, 2005 from the same period in the prior year. Total expenses increased by $28.2 million, or 34.1%, to $110.8 million for the three months ended June 30, 2005 from $82.6 million for the same period from the prior year. Expenses increased primarily because of increased compensation expense, which was attributable to an increase in the number of brokerage personnel and an increase in performance-based bonuses as a result of higher brokerage commission revenues for the three months ended June 30, 2005.

Revenues

Brokerage Revenues

        We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Three Months Ended June 30,
	2005	2004
BROKERAGE REVENUES:
Credit	$60,749	$37,247
Financial	29,835	18,922
Equity	21,869	18,515
Commodity	15,900	12,883

Total brokerage revenues	$128,353	$87,567
BROKERAGE REVENUES:
Credit	47.3%	42.6%
Financial	23.3	21.6
Equity	17.0	21.1
Commodity	12.4	14.7

Total brokerage revenues	100.0%	100.0%

        Total brokerage revenues increased by $40.8 million, or 46.6%, to $128.4 million for the three months ended June 30, 2005, as compared to $87.6 million for the three months ended June 30, 2004. Agency commissions increased by $38.7 million, or 63.9%, to $99.3 million for the three months ended June 30, 2005 as compared to $60.6 million for the three months ended June 30, 2004. Principal transactions increased by $2.1 million, or 7.8%, to $29.1 million for the three months ended June 30, 2005 from $27.0 million for the three months ended June 30, 2004.

        Of the total increase in brokerage revenues of $40.8 million, approximately $27.6 million was attributable to the performance of our existing brokerage desks across all product areas. The increase in credit product brokerage revenues of $23.5 million was due to a number of factors including: robust trading activity in the credit markets due to the uncertain equity markets, strong volatility in credit spreads in key credit sectors, such as the automotive and retail industries, continued overall growth in the credit derivatives market, and an increase in the number of credit product brokerage personnel. Our existing credit product desks contributed $14.6 million of the total increase in credit product brokerage revenues. The remaining increase of $8.9 million was generated by the addition of fifteen new or restructured credit product desks since June 30, 2004. A "restructured" brokerage desk generally refers to a brokerage desk that has been created out of a part of an existing desk in order to allow the brokers on that restructured desk to focus on one or more specific financial instruments or market sectors for which the existing brokerage desk had previously provided brokerage services. The increase in total credit revenues was also partially attributable to the increase in the number of credit product brokerage personnel, which increased by 32 to 185 at June 30, 2005, as compared to 153 at June 30, 2004.

        The increase in financial product brokerage revenues of $10.9 million was primarily attributable to the combination of increased revenues from brokerage desks covering existing interest rate markets, a slight rebound in revenues from brokerages desks covering emerging markets and an increase in the number of financial product brokerage personnel. The majority of the increase in our financial product brokerage revenues was generated from our existing financial product desks, which contributed $8.8 million of the increase in financial product brokerage revenues. The remaining increase of

$2.1 million in financial product brokerage revenues was attributable to the addition of five new or restructured financial product desks since June 30, 2004. Another factor that contributed to the increase in the total financial product brokerage revenues related to an increase in the number of financial product brokerage personnel, which increased by 66 to 187 at June 30, 2005, as compared to 121 at June 30, 2004. Of the total increase in equity product brokerage revenues of $3.4 million, our existing equity product desks contributed substantially all of the increase in equity product brokerage revenues. The increase in equity product brokerage revenues was also partially attributable to an increase in the number of equity product brokerage personnel, which increased by 32 to 131 at June 30, 2005, as compared to 99 at June 30, 2004. The increase in our commodity product brokerage revenues of $3.0 million was attributable to the combination of investment in new or restructured desks, an increase in the number of participants in the market, modest volatility in several energy markets, and an increase in the number of commodity brokerage personnel, which increased by 22 to 126 at June 30, 2005, as compared to 104 at June 30, 2004. Our new or restructured commodity product desks contributed $2.1 million of the increase in commodity product brokerage revenues. The remaining increase of $0.9 million was generated from our existing commodity product desks.

Analytics and Market Data

        Revenues from our analytics and market data products increased by $0.7 million, or 17.5%, to $4.7 million for the three months ended June 30, 2005 as compared to $4.0 million for the three months ended June 30, 2004. The increase was primarily due to the increase in sales of license subscriptions for analytical software for foreign exchange derivatives and, energy products and other pricing data and consulting fees.

Interest Income

        Interest income increased by $0.7 million, or 350.0%, to $0.9 million for the three months ended June 30, 2005 as compared to $0.2 million for the three months ended June 30, 2004. The increase was mainly attributable to the higher level of average cash balances in the U.S. resulting from operations and the increase in interest income on clearing accounts related to our brokerage operations.

Other Income

        Other income increased by $5.7 million, or 814.3%, to $6.4 million for the three months ended June 30, 2005 from other income of $0.7 million for the three months ended June 30, 2004. The increase is primarily related to $8.4 million in gains from one of our foreign exchange derivative contracts, offset by a loss of $0.8 million reclassified from accumulated other comprehensive loss into earnings on a foreign exchange derivative contract that was de-designated as a hedge in March 2005 and the transactional net losses based on foreign currency fluctuations. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of foreign exchange derivative contracts. Other income for the three months ended June 30, 2004 mainly consisted of transactional net gains based on foreign currency fluctuations.

Expenses

Compensation and Employee Benefits

        Compensation and employee benefits increased by $22.4 million, or 38.3%, to $80.9 million for the three months ended June 30, 2005 from $58.5 million for the three months ended June 30, 2004. The increase was primarily due to an increase in the number of brokerage personnel from 477 at June 30, 2004 to 629 at June 30, 2005 and an increase in aggregate brokerage personnel performance bonuses of $16.6 million over the same periods resulting in large part from our overall higher brokerage commission revenues and increase in personnel.

        Total compensation and employee benefits as a percentage of total revenues decreased to 57.6% at June 30, 2005 from 63.3% from June 30, 2004 primarily due to the increased use of deferred compensation arrangements.

Communications and Quotes

        Communications and quotes increased by $1.0 million, or 18.9%, to $6.3 million for the three months ended June 30, 2005 from $5.3 million from the three months ended June 30, 2004. The increase was primarily attributable to the increase in brokerage personnel.

Travel and Promotion

        Travel and promotion increased by $1.1 million, or 22.4%, to $6.0 million for the three months ended June 30, 2005 from $4.9 million for the three months ended June 30, 2004. This expense, as a percentage of our total brokerage revenues for the three months ended June 30, 2005 decreased to 4.7% from 5.6% for the same period from the prior year primarily due to the Company's efforts to lower costs and the increase in the Company's total brokerage revenues.

Rent and Occupancy

        Rent and occupancy increased by $1.1 million, or 39.3%, to $3.9 million for the three months ended June 30, 2005 from $2.8 million for the three months ended June 30, 2004. The increase was primarily due to the increase in rent expenses resulting from the lease of additional office space in the U.S. and U.K. and increased property insurance. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the U.K. lease.

Depreciation and Amortization

        Depreciation and amortization increased by $0.4 million, or 12.5%, to $3.6 million for the three months ended June 30, 2005 from $3.2 million for the three months ended June 30, 2004. The increase was attributable to the increase in fixed assets and the accelerated depreciation of $0.5 million related to certain long-lived assets to be abandoned as a result of the early termination of the lease of our primary U.K. office premises.

Professional Fees

        Professional fees increased by $0.8 million, or 36.4%, to $3.0 million for the three months ended June 30, 2005 from $2.2 million for the three months ended June 30, 2004. The increase was primarily due to the increase in audit, tax and legal fees.

Clearing Fees

        Clearing fees increased by $0.6 million, or 25.0%, to $3.0 million for the three months ended June 30, 2005 from $2.4 million for the three months ended June 30, 2004. This increase was due to a higher volume in the number of principal transactions executed during the three months ended June 30, 2005 as compared to the same period in the prior year. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

        Interest expense decreased by $0.1 million, or 14.3%, to $0.6 million for the three months ended June 30, 2005 from $0.7 million for the three months ended June 30, 2004. The decrease was primarily due to lower interest expense under our Credit Facility, offset by the increased interest charges on clearing accounts related to our brokerage operations during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.

Other Expenses

        Other expenses increased by $3.1 million, or 114.8%, to $5.8 million for the three months ended June 30, 2005 from $2.7 million for the three months ended June 30, 2004. The increase was primarily attributable to a charge of $3.2 million made in connection with newly-hired brokerage personnel in Singapore to buy-out their employment contracts with their former employers and an increase in litigation reserves, offset by a decrease in irrecoverable Value Added Tax relating to the purchases in communications and quotes in the U.K. and a decrease in other general office and miscellaneous expenses.

Lease Termination Costs to Affiliate

        Lease termination costs to affiliate represent the estimated lease termination costs in connection with our primary lease in the U.K., which we lease from an affiliate. In April 2005, the Company and the affiliate executed an amendment to the Lease Termination Agreement entered into in December 2004. The amendment accelerated termination of the lease to April 2005 and required the Company to pay a termination charge. As a result of the amendment, in the second quarter of 2005, the Company reduced its lease termination liability by approximately £1,200 (or $2,266). See Note 14 to the Condensed Consolidated Financial Statements for further discussion of the Lease Termination Agreement.

Provision for Income Taxes

        Our provision for income taxes totaled $12.8 million for the three months ended June 30, 2005 and $4.7 million for the three months ended June 30, 2004. Our effective tax rate was approximately 43.4% for the three months ended June 30, 2005 as compared to 48.1% for the comparable period in 2004. The reduction in the effective tax rate was primarily due to a decrease in taxes related to foreign operations, which was partially offset by an increase in state and local income taxes.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

        Net income for the six months ended June 30, 2005 was $25.8 million as compared to net income of $11.9 million for the six months ended June 30, 2004, an increase of $13.9 million or approximately 116.8%. Total revenues increased by $82.5 million, or 45.8%, to $262.6 million for the six months ended June 30, 2005 from $180.1 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across each of our product categories. Additionally, broker productivity (defined as total revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 5.4% for the six months ended June 30, 2005. Total expenses increased by $59.0 million, or 37.5%, to $216.5 million for the six months ended June 30, 2005 from $157.5 million for the same period from the prior year. Expenses increased primarily because of increased compensation expense, which was attributable to an increase in performance-based bonuses as a result of higher brokerage commission revenues for the six months ended June 30, 2005.

Revenues

Brokerage Revenues

        We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Six Months Ended June 30,
	2005	2004
BROKERAGE REVENUES:
Credit	$112,402	$74,470
Financial	56,120	39,462
Equity	42,871	31,064
Commodity	33,043	24,707

Total brokerage revenues	$244,436	$169,703
BROKERAGE REVENUES:
Credit	46.0%	43.9%
Financial	23.0	23.2
Equity	17.5	18.3
Commodity	13.5	14.6

Total brokerage revenues	100.0%	100.0%

        Total brokerage revenues increased by $74.7 million, or 44.0%, to $244.4 million for the six months ended June 30, 2005, as compared to $169.7 million for the six months ended June 30, 2004. Agency commissions increased by $69.8 million, or 58.7%, to $188.8 million for the six months ended June 30, 2005 as compared to $119.0 million for the six months ended June 30, 2004. Principal transactions increased by $5.0 million, or 9.9%, to $55.7 million for the six months ended June 30, 2005 from $50.7 million for the six months ended June 30, 2004.

        Of the total increase in brokerage revenues of $74.7 million, approximately $54.8 million was attributable to the performance of our existing brokerage desks across all product areas. We believe the increase in credit product brokerage revenues of $37.9 million was due to a number of factors, including robust trading activity in the credit markets due to the uncertain equity markets, strong volatility in credit spreads in key credit sectors, such as the automotive and retail industries, continued underlying growth in the credit derivatives market, and an increase in the number of credit product brokerage personnel. Our existing credit product desks contributed $28.0 million of the total increase in credit product brokerage revenues. The remaining increase of $9.9 million was generated by the addition of fifteen new or restructured credit product desks since June 30, 2004. The increase in total credit revenues was also partially attributable to an increase in the number of product brokerage personnel, which increased by 32 to 185 at June 30, 2005, as compared to 153 at June 30, 2004.

        The increase in financial product brokerage revenues of $16.7 million was primarily attributable to a combination of increased revenues from existing interest rate markets, a slight rebound in revenues from brokerages desks covering emerging markets, and an increase in the number of financial product brokerage personnel. The majority of the increase in our financial product brokerage revenues was generated from our existing financial product desks, which contributed $14.4 million of the increase in financial product brokerage revenues. The remaining increase of $2.3 million in financial product brokerage revenues was attributable to the addition of five new or restructured financial product desks since June 30, 2004. Another factor that contributed to the increase in the total financial product brokerage revenues related to an increase in the number of financial product brokerage personnel, which increased by 66 to 187 at June 30, 2005, as compared to 121 at June 30, 2004. Of the total increase in equity product brokerage revenues of $11.8 million, our existing equity product desks contributed $8.5 of the total increase in equity product brokerage revenues. The remaining increase of $3.3 million was generated by the addition of six new or restructured equity product desks since June 30, 2004. The total increase in equity product brokerage revenues was also partially attributable to the increase in the number of equity product brokerage personnel, which increased by 32 to 131 at June 30, 2005, as compared to 99 at June 30, 2004. The increase in our commodity product brokerage revenues of $8.3 million was attributable to a combination of investment in new or restructured desks, an increase in the number of participants in the market, modest volatility in the energy market, and an increase in the number of commodity product brokerage personnel. Our new or restructured commodity product desks contributed $4.5 million of the increase in commodity product brokerage revenues. The remaining increase of $3.8 million was generated from our existing commodity product desks. The increase in our total commodity product brokerage revenues was also partially attributable to an increase in the number of commodity product brokerage personnel, which increased by 22 to 126 at June 30, 2005, as compared to 104 at June 30, 2004.

Analytics and Market Data

        Revenues from our analytics and market data products increased by $1.4 million, or 16.1%, to $10.1 million for the six months ended June 30, 2005 as compared to $8.7 million for the six months ended June 30, 2004. The increase was primarily due to the increase in sales of license subscriptions for analytical software for foreign exchange derivatives and energy products and other pricing data and consulting fees.

Interest Income

        Interest income increased by $1.5 million, or 375.0%, to $1.9 million for the six months ended June 30, 2005 as compared to $0.4 million for the six months ended June 30, 2004. The increase is mainly attributable to the higher level of average cash balances in the U.S. resulting from the net proceeds raised from our IPO and the increase in interest income on clearing accounts related to our brokerage operations.

Other Income

        Other income increased by $4.8 million, or 369.2%, to $6.1 million for the six months ended June 30, 2005 from other income of $1.3 million for the six months ended June 30, 2004. The increase is primarily related to $8.4 million in gains from one of our foreign exchange derivative contracts, offset by a loss of $0.8 million reclassified from accumulated other comprehensive loss into earnings on a foreign exchange derivative contract that was de-designated as a hedge in March 2005 and transactional net losses based on foreign currency fluctuations. See Note 10 to the Condensed Consolidated Financial Statements for further discussion of foreign exchange derivative contracts. Other income for the six months ended June 30, 2004 mainly consisted of transactional net gains based on foreign currency fluctuations.

Expenses

Compensation and Employee Benefits

        Compensation and employee benefits increased by $42.8 million, or 37.7%, to $156.4 million for the six months ended June 30, 2005 from $113.6 million for the six months ended June 30, 2004. The increase was primarily due to an increase in the number of brokerage personnel from 477 at June 30, 2004 to 629 at June 30, 2005 and an increase in brokerage personnel performance bonuses of $26.3 million resulting in large part from our overall higher brokerage commission revenues.

        Total compensation and employee benefits as a percentage of total revenues decreased to 59.5% at June 30, 2005 from 63.0% from June 30, 2004 primarily due to the increased use of deferred compensation arrangements.

Communications and Quotes

        Communications and quotes increased by $2.1 million, or 21.0%, to $12.1 million for the six months ended June 30, 2005 from $10.0 million from the six months ended June 30, 2004. The increase was primarily attributable to the increase in brokerage personnel.

Travel and Promotion

        Travel and promotion increased by $2.9 million, or 32.6%, to $11.8 million for the six months ended June 30, 2005 from $8.9 million for the six months ended June 30, 2004. This expense, as a percentage of our total brokerage revenues for the six months ended June 30, 2005, decreased to 4.8% from 5.2% for the six months ended June 30, 2004. The decrease was primarily due to the Company's efforts to lower costs and the increase in the Company's total brokerage revenues.

Rent and Occupancy

        Rent and occupancy increased by $2.1 million, or 39.6%, to $7.4 million for the six months ended June 30, 2005 from $5.3 million for the six months ended June 30, 2004. The increase was primarily due to the increase in rent expenses resulting from the lease of additional office space in the U.S. and U.K. and increased property insurance. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the U.K. lease.

Depreciation and Amortization

        Depreciation and amortization increased by $1.3 million, or 20.3%, to $7.7 million for the six months ended June 30, 2005 from $6.4 million for the six months ended June 30, 2004. The increase was attributable to the increase in fixed assets and the accelerated depreciation of $1.1 million related to certain long-lived assets to be abandoned as a result of the early termination of the lease of our primary U.K. office premises.

Professional Fees

        Professional fees increased by $1.5 million, or 38.5%, to $5.4 million for the six months ended June 30, 2005 from $3.9 million for the six months ended June 30, 2004. The increase was primarily due to the increase in audit, tax and legal fees.

Clearing Fees

        Clearing fees increased by $2.8 million, or 80.0%, to $6.3 million for the six months ended June 30, 2005 from $3.5 million for the six months ended June 30, 2004. This increase was due to a higher volume in the number of principal transactions executed during the six months ended June 30, 2005 as compared to the same period in the prior year. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

        Interest expense increased by $0.6 million, or 50.0%, to $1.8 million for the six months ended June 30, 2005 from $1.2 million for the six months ended June 30, 2004. The increase was primarily due to increased interest charges on clearing accounts related to our brokerage operations, offset by the lower interest expense under our Credit Facility.

Other Expenses

        Other expenses increased by $5.1 million, or 108.5%, to $9.8 million for the six months ended June 30, 2005 from $4.7 million for the six months ended June 30, 2004. The increase was primarily attributable to a number of factors including a charge of $3.2 million in connection with newly-hired brokerage personnel in Singapore to buy-out their employment contracts with their former employers, an increase in the fair value of the Fenics purchase obligations, and an increase in litigation reserves, offset by a decrease in irrecoverable Value Added Tax relating to the purchases in communications and quotes in the U.K. and a decrease in other general office and miscellaneous expenses.

Lease Termination Costs to Affiliate

        Lease termination costs to affiliate represent the estimated lease termination costs in connection with our primary lease in the U.K., which we lease from an affiliate. In April 2005, the Company and the affiliate executed an amendment to the Lease Termination Agreement entered into in December 2004. The amendment accelerated termination of the lease to April 2005 and required the Company to pay a termination charge. As a result of the amendment, in the second quarter of 2005, the Company reduced its lease termination liability by approximately £1,200 (or $2,266). See Note 14 to the Condensed Consolidated Financial Statements for further discussion of the Lease Termination Agreement.

Provision for Income Taxes

        Our provision for income taxes totaled $20.3 million for the six months ended June 30, 2005 and $10.7 million for the six months ended June 30, 2004. Our effective tax rate was approximately 44.0% for the six months ended June 30, 2005 as compared to 47.5% for the comparable period in 2004. The reduction in the effective tax rate was primarily due to a decrease in taxes related to foreign operations, which was partially offset by an increase in state and local income taxes.

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2004 to June 30, 2005. Results of any period are not necessarily indicative of results for a full year.

	Quarter Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
			(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$99,279	$89,479	$73,366	$69,705	$60,589	$58,379
Principal transactions	29,074	26,604	25,627	24,977	26,978	23,757

Total brokerage revenues	128,353	116,083	98,993	94,682	87,567	82,136

Analytics and market data	4,711	5,402	3,732	3,664	4,012	4,673
Interest income	883	1,060	776	356	170	276
Other income (loss)	6,376	(251)	1,597	1,077	701	608

Total revenues	140,323	122,294	105,098	99,779	92,450	87,693

Expenses
Compensation and employee benefits	80,896	75,477	66,224	62,062	58,475	55,086
Communications and quotes	6,341	5,799	5,341	5,196	5,325	4,674
Travel and promotion	6,041	5,761	6,251	4,382	4,930	3,948
Rent and occupancy	3,913	3,428	2,479	2,861	2,756	2,573
Depreciation and amortization	3,599	4,092	4,060	3,411	3,243	3,142
Professional fees	2,927	2,469	2,676	2,848	2,178	1,766
Clearing fees	2,974	3,371	3,623	2,743	2,385	1,065
Interest expenses	597	1,244	1,076	838	666	579
Other expenses	5,809	4,009	3,343	2,299	2,686	2,025
Lease termination costs to affiliate	(2,266)	—	2,651	—	—	—

Total expenses	110,831	105,650	97,724	86,640	82,644	74,858

Income before provision for taxes	29,492	16,644	7,374	13,139	9,806	12,835
Provision for income taxes	12,810	7,490	4,017	5,266	4,716	6,032

Net income	16,682	$9,154	$3,357	$7,873	$5,090	$6,803

        The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
Revenues
Brokerage revenues:
Agency commissions	70.8%	73.2%	69.8%	69.9%	65.5%	66.6%
Principal transactions	20.7	21.8	24.4	25.0	29.2	27.1

Total brokerage revenues	91.5	95.0	94.2	94.9	94.7	93.7
Analytics and market data	3.4	4.4	3.6	3.6	4.3	5.3
Interest income	0.6	0.8	0.7	0.4	0.2	0.3
Other income (loss)	4.5	(0.2)	1.5	1.1	0.8	0.7

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	57.6%	61.7%	63.1%	62.2%	63.3%	62.8%
Communications and quotes	4.6	4.8	5.1	5.2	5.8	5.3
Travel and promotion	4.3	4.7	5.9	4.4	5.4	4.5
Rent and occupancy	2.8	2.8	2.4	2.9	3.0	2.9
Depreciation and amortization	2.6	3.3	3.9	3.4	3.5	3.6
Professional fees	2.1	2.0	2.5	2.9	2.4	2.0
Clearing fees	2.1	2.8	3.4	2.7	2.6	1.2
Interest expenses	0.4	1.0	1.0	0.8	0.7	0.7
Other expenses	4.1	3.3	3.2	2.3	2.9	2.3
Lease termination costs to affiliate	(1.6)	—	2.5	—	—	—

Total expenses	79.0%	86.4%	93.0%	86.8%	89.6%	85.3%

Income before provision for taxes	21.0	13.6	7.0	13.2	10.4	14.7
Provision for income taxes	9.1	6.1	3.8	5.3	5.1	6.9

Net income	11.9%	7.5%	3.2%	7.9%	5.3%	7.8%

        The table below details our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods:

	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
Brokerage Revenues:
Credit	$60,749	$51,653	$36,304	$42,315	$37,247	$37,223
Financial	29,835	26,285	24,870	20,377	18,922	20,540
Equity	21,869	21,002	21,753	18,656	18,515	12,549
Commodity	15,900	17,143	16,066	13,334	12,883	11,824

Total brokerage revenues	$128,353	$116,083	$98,993	$94,682	$87,567	$82,136

Brokerage Revenues:
Credit	47.3%	44.5%	36.7%	44.7%	42.6%	45.3%
Financial	23.2	22.6	25.1	21.5	21.6	25.0
Equity	17.0	18.1	22.0	19.7	21.1	15.3
Commodity	12.4	14.8	16.2	14.1	14.7	14.4

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        The table below details our brokerage revenues by geographic region in dollars and as a percentage of our total brokerage revenues for the indicated periods:

	Quarter Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
	(dollars in thousands)
Brokerage Revenues:
U.S.	$63,234	$56,495	$49,590	$45,150	$41,054	$34,644
U.K.	54,895	52,096	44,330	44,025	41,625	42,437
Asia-Pacific	10,224	7,492	5,073	5,507	4,888	5,055

Total brokerage revenues	$128,353	$116,083	$98,993	$94,682	$87,567	$82,136

Brokerage Revenues:
U.S.	49.2%	48.6%	50.1%	47.7%	46.9%	42.1%
U.K.	42.8	44.9	44.8%	46.5%	47.5	51.7
Asia-Pacific	8.0	6.5	5.1	5.8	5.6	6.2

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        The table below details our brokerage revenues by month in dollars for the indicated periods:

	January	February	March	April	May	June
	(dollars in thousands)
Brokerage revenues:
2005	$41,057	$33,839	$41,187	$44,026	$41,079	$43,248
2004	27,248	25,123	29,765	26,956	29,593	31,018
2003	23,452	21,708	22,487	18,509	20,690	21,705
	July	August	September	October	November	December
2004	$30,459	$30,806	$33,417	$36,141	$33,511	$29,341
2003	21,000	18,122	20,908	24,366	18,968	18,226

Liquidity and Capital Resources

        On January 31, 2005, we completed an IPO of our common stock, selling 3,947,369 shares of common stock at $21.00 per share. Our proceeds from the IPO after deducting underwriters' discounts and expenses were $73.7 million.

        At June 30, 2005, we had cash and cash equivalents of $109.6 million, an increase of $34.3 million as compared to $105.2 million at December 31, 2004. Cash used in operating activities was $3.6 million and consisted of net income of $25.8 million adjusted for non-cash items of $3.0 million and $32.4 million utilized for working capital. The $32.4 million utilized for working capital was primarily comprised of changes in net payables to brokers, dealers and clearing organizations, accrued commissions receivables and other assets, offset by increases in accrued compensation and other liabilities. Cash used in investing activities of $7.3 million reflected cash used for the acquisition of the minority interest in Fenics and purchases of property, equipment and leasehold improvements. Cash provided by financing activities of $15.6 million reflected net proceeds received from the IPO and the exercise of stock options and the warrant, offset by the repayment of the notes payable to JPI in January 2005 and the borrowing outstanding under our Credit Facility in February 2005.

        Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group Pte Ltd. GFI Securities LLC is subject to regulatory capital requirements under the Securities Exchange Act of 1934 and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulatory capital requirements of the Financial Services Authority in the United Kingdom. GFI Securities Limited's Japanese branch is subject to licensing and financial requirements by the Japan Securities Dealers Association. GFI (HK) Securities LLC is subject to the regulatory capital requirements of the Securities and Futures Commission in Hong Kong. GFI Group Pte Ltd. is subject to the regulatory compliance requirements of the Monetary Authority of Singapore. At June 30, 2005, GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group Pte Ltd. were in compliance with their respective regulatory capital requirements. See Note 11 to our condensed consolidated financial statements for a further discussion of these regulatory requirements.

        We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of June 30, 2005:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations
Operating Leases(1)	$48,521	$4,212	$7,466	$11,528	$25,315
Purchase Obligations(2)	9,696	8,078	1,618	—	—

Total	$58,217	$12,290	$9,084	$11,528	$25,315

(1)
Amounts listed under Operating Leases include a sublease agreement with an affiliate for an eighteen-month term with annual rent of £0.5 million (approximately $0.9 million). See Note 14 to our condensed consolidated financial statements for further discussion. Additionally, amounts listed under operating leases include the future minimum rental commitments relating to a ten-year lease that the Company entered into for its primary U.K. office space in April 2005. The total minimum rental commitments under this lease total $22,634, with $1,144 due within one to three years, $5,716 due within three to five years and $15,774 due in more than five years.

(2)
Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally it includes agreements to purchase capital expenditures relating to our primary lease in the U.K.

Off-Balance Sheet Entities

        The Company did not have any off-balance sheet entities at June 30, 2005.

Critical Accounting Policies and Estimates

        We have disclosed in Note 2 to our condensed consolidated financial statements and under "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 2004 Form 10-K those accounting policies that we consider to be significant in determining its results of operations and financial condition. There have been no material changes in accounting principals utilized by the Company since the 2004 Form 10-K. The accounting principles utilized by the Company in preparing its condensed consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

        In March 2005, the SEC staff issued SAB No. 107 to provide guidance on SFAS No. 123(R), Share-Based Payments, (SFAS No. 123(R)). SAB No. 107 provides the staff's view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management's Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective March 29, 2005. In April 2005, the SEC modified the effective date of SFAS No. 123(R) to be as of the first reporting period of the first fiscal year beginning after June 15, 2005. The SEC's modification of the effective date did not change the accounting required by SFAS No. 123(R). The impact of SFAS No. 123(R) and SAB No. 107 on the Company's condensed consolidated financial statements is currently being evaluated.

        In May 2005, the Financial Accounting Standards Board (the "FASB") issued FASB Statement 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS No. 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounting for as a change in accounting estimate, which requires prospective application of the new method. SFAS No. 154 will be effective for all accounting changes made in fiscal years beginning after December 15, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our quantitative and qualitative disclosures about market risk are described in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2004 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the six months ended June 30, 2005.

Foreign Currency Exposure Risk

        We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in "Item 7A—Quantitative and Qualitative Disclosures about Market Risk" contained in our 2004 Form 10-K.

        At June 30, 2005, we had an outstanding foreign exchange derivative contract to purchase and sell foreign currency with notional amounts translated into U.S. Dollars of $108.9 million. At June 30, 2005, if the Euro strengthened by 10% against the U.S. Dollar, it would decrease the fair value of these contracts and, as a result, accumulated other comprehensive income would decrease by approximately $6.6 million, net of tax.

        While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the U.S. Dollar strengthened by 10% against the Euro and the British Pound, the net impact to our net income would have been a reduction of approximately $0.2 million.

Interest Rate Risk

        At June 30, 2005, we had no variable-debt outstanding. As such, we currently do not anticipate any material impact to our net income resulting from fluctuations in interest rates.

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

        In addition, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting and determined that there have been no changes in our internal controls over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In the normal course of business, we are and have been party to, or otherwise involved in, litigations, claims and arbitrations that involve claims for substantial amounts. These proceedings have generally involved either competitor claims in connection with new employee hires, or claims from former employees in connection with the termination of their employment from us. We are also involved, from time to time, in investigations or proceedings by government agencies and self-regulatory organizations. There is also potential for client claims alleging the occurrence of errors in the execution of brokerage transactions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During May and June 2005, we used $4.2 million of the net proceeds from the IPO to purchase approximately 94% of the remaining outstanding Fenics Limited shares. We intend to use approximately $0.3 million to pay for the remaining 6% of the Fenics Limited shares when they are tendered to the Company. See Note 4 to our condensed consolidated financial statements for further discussion.

        We intend to use the remaining portion of the proceeds of our IPO for working capital and other general corporate purposes and for acquisitions of, or investment in, companies, technologies or other assets that complement our business, including key personnel recruitment. Pending application as described above, we have invested the remaining net proceeds received in short-term, investment grade, interest-bearing securities.

ITEM 6. EXHIBITS

(a)
Exhibits:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GFI GROUP INC.
August 15, 2005	By:	/s/ JAMES A. PEERS
Date		Name:	James A. Peers
		Title:	Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

Table of Contents
Available Information
PART I—FINANCIAL INFORMATION
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
GFI GROUP INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
GFI GROUP INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (In thousands except share and per share amounts)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II—OTHER INFORMATION
SIGNATURES
Exhibit Index