Form 10-Q
period 2005-09-30
GFI Group Inc.
filed 2005-11-14
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares of registrant’s common stock outstanding on November 7, 2005 was 27,708,950.

Table of Contents

Part I—Financial Information
Item 1.	Financial Statements	4
	Condensed Consolidated Statements of Financial Condition as of September 30, 2005 (unaudited) and December 31, 2004	4
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
Part II—Other Information
Item 1.	Legal Proceedings	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6.	Exhibits	43

Available Information

Our Internet website address is www.gfigroup.com. Through our Internet website, we make available, free of charge, documents we file or furnish with the Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC, including: our annual report on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our proxy materials for our stockholders’ meetings will also be available through our Internet website. Recently we also made available on our Internet website certain historical supplementary financial information.

Information relating to corporate governance of the Company is also available on our website, including information concerning our directors, board committees, including committee charters, our Code of Business Conduct and Ethics for all employees and for senior financial officers, our Corporate Governance Guidelines and our compliance procedures for accounting and auditing matters.

Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except share and per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Cash and cash equivalents	$126,375	$105,161
Deposits with clearing organizations	8,080	8,833
Accrued commissions receivable, net of allowance for doubtful accounts	82,953	50,665
Receivables from brokers, dealers and clearing organizations	396,310	408,241
Property, equipment and leasehold improvements, net	25,105	25,449
Software inventory, net	4,562	3,495
Goodwill	26,639	11,482
Intangible assets, net	3,204	1,439
Other assets	34,119	25,458
TOTAL ASSETS	$707,347	$640,223
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$71,059	$64,097
Accounts payable and accrued expense	22,184	21,560
Payables to brokers, dealers and clearing organizations	353,166	376,065
Notes payable, net	13,358	49,591
Loan note payable	—	9,250
Income taxes payable	1,843	10,336
Other liabilities	30,749	23,041
Lease termination costs payable to affiliate	176	2,871
Total Liabilities	$492,535	$556,811
Commitments and contingencies
Series C redeemable convertible preferred stock, $0.01 par value; none authorized and outstanding at September 30, 2005; 35,373,704 shares authorized and 3,723,545 shares outstanding at December 31, 2004 (liquidation value of $41.5 million at December 31, 2004)	—	30,043
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $0.01 par value; none authorized and outstanding at September 30, 2005; (liquidation value of $29.6 million at December 31, 2004)	—	29,069
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and none outstanding at September 30, 2005; none authorized or outstanding at December 31, 2004	—	—
Class A common stock, $0.01 par value; none authorized and outstanding at September 30, 2005; 100,000,000 shares authorized and 5,893,846 outstanding at December 31, 2004	—	59
Common stock, $0.01 par value; 100,000,000 shares authorized and 27,556,814 shares outstanding at September 30, 2005; 300,000,000 shares authorized and 10,155,809 shares outstanding at December 31, 2004	276	102
Additional paid in capital	184,936	35,162
Retained earnings (accumulated deficit)	33,371	(3,313)
Accumulated other comprehensive loss	(3,771)	(7,710)
Total Stockholders’ Equity	214,812	53,369
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$707,347	$640,223

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Brokerage revenues:
Agency commissions	$89,675	$69,705	$278,433	$188,673
Principal transactions	36,304	24,977	91,982	75,712
Total brokerage revenues	125,979	94,682	370,415	264,385
Analytics and market data	3,894	3,664	14,006	12,349
Interest income	1,236	356	3,179	802
Other (loss) income	(420)	1,077	5,705	2,386
Total revenues	130,689	99,779	393,305	279,922
EXPENSES:
Compensation and employee benefits	81,461	62,062	237,833	175,623
Communications and quotes	6,656	5,196	18,795	15,195
Travel and promotion	5,833	4,382	17,634	13,260
Rent and occupancy	4,662	2,861	12,003	8,190
Depreciation and amortization	3,434	3,411	11,126	9,796
Professional fees	2,797	2,848	8,193	6,792
Clearing fees	3,480	2,743	9,825	6,193
Interest expenses	778	838	2,619	2,083
Other expenses	2,217	2,299	12,036	7,010
Lease termination costs to affiliate	—	—	(2,266)	—
Total Expenses	111,318	86,640	327,798	244,142
INCOME BEFORE PROVISION FOR INCOME TAXES	19,371	13,139	65,507	35,780
PROVISION FOR INCOME TAXES	8,523	5,266	28,823	16,014
NET INCOME	$10,848	$7,873	$36,684	$19,766
EARNINGS PER SHARE
Basic	$0.40	$0.35	$1.39	$0.87
Diluted	$0.39	$0.32	$1.34	$0.81
WEIGHTED AVERAGE SHARES OUSTANDING BASIC
Class A common stock	—	5,893,846	647,676	5,893,846
Common stock	27,177,546	10,155,809	25,085,118	10,155,809
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	28,105,318	24,367,224	27,373,647	24,296,574

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET INCOME	$10,848	$7,873	$36,684	$19,766
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain/(loss) on foreign exchange derivative contracts, net of tax	862	(632)	3,720	(302)
Foreign currency translation adjustment, net of tax	402	(142)	220	(413)
COMPREHENSIVE INCOME	$12,112	$7,099	$40,624	$19,051

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,684	$19,766
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	11,126	9,796
Amortization of loan fees	317	196
Provision for allowance for doubtful accounts	526	153
Deferred compensation	2,473	116
Provision (benefit) from deferred taxes	1,881	(1,026)
Loss on Fenics purchase obligation	2,030	—
Unrealized gain on fair value adjustment of foreign exchange derivative contracts	(7,652)	—
Lease termination cost to affiliate	(2,266)	—
(Increase) decrease in operating assets:
Deposits with clearing organizations	752	(1,629)
Accrued commissions receivable	(33,202)	(24,752)
Receivables from brokers, dealers and clearing organizations	11,931	(306,869)
Software inventory	(2,056)	(1,043)
Other assets	(11,868)	(3,680)
Increase (decrease) in operating liabilities:
Accrued compensation	6,962	4,884
Accounts payable and accrued expenses	93	(4,877)
Payables to brokers, dealers and clearing organizations	(22,899)	296,723
Income taxes payable—current	(3,083)	2,511
Other liabilities	18,561	6,057
Cash paid to affiliate for lease termination	(352)	—
Cash provided by/(used in) operating activities	9,958	(3,674)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for acquisition of minority interest in Fenics	(4,286)	—
Cash used for the acquisition of assets from Starsupply Petroleum	(15,150)	—
Purchase of property, equipment and leasehold improvements	(8,895)	(6,709)
Proceeds from foreign exchange derivative contracts	2,223	—
Cash used in investing activities	(26,108)	(6,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(54,500)	—
Proceeds from notes payable	18,000	7,500
Repayment of loan notes payable	(9,250)	(712)
Issuance of common stock	73,651	—
Proceeds from exercise of stock options and warrant	9,243	—
Cash provided by financing activities	37,144	6,788
Effects of foreign currency translation adjustment	220	(413)
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	21,214	(4,008)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,161	87,299
CASH AND CASH EQUIVALENTS, END OF PERIOD	$126,375	$83,291
SUPPLEMENTAL DISCLOSURE:
Interest paid	$2,711	$2,198
Income taxes paid, net of refunds	$29,232	$15,528

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands except share and per share amounts)

1.   ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, the “Company”). The Company, through its subsidiaries, provides brokerage services to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage services with decision-support services such as value-added data and analytics software products, which it licenses to participants in the financial services industry, including investment and commercial banks, large corporations, insurance companies and large hedge funds. The Company’s principal operating subsidiaries include: GFInet inc., GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFInet U.K. Limited, GFI (HK) Securities LLC, GFI Group Pte Ltd. and Fenics Limited and its subsidiaries. As of September 30, 2005, the Company was majority owned by Jersey Partners, Inc. (“JPI”).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed consolidated financial statements. Management believes that the estimates utilized in the preparation of the condensed consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

Receivables from and Payables to Brokers and Dealers—Receivables from and payables to brokers and dealers primarily represent securities transactions that have not settled as of their stated settlement dates. These transactions relate primarily to the simultaneous purchase and sale of securities by GFI Securities Limited and GFI Securities LLC to facilitate principal brokerage transactions. Securities transactions executed by GFI Securities LLC and cleared through a clearing broker on a fully-disclosed basis are presented net.

Accrued Commissions Receivable—Accrued commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and derivative brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $3,324 and $2,879 as of September 30,

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

2005 and December 31, 2004, respectively. The allowance is based on management’s estimate and is reviewed on a periodic basis based on the aging of outstanding receivables and counterparty exposure.

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

Goodwill and Intangible Assets—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 Goodwill and Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

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

Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at period end rates of exchange, and revenue and expenses are translated at the average rates of exchange over the period. Gains or losses resulting from translating foreign currency financial statements are reflected as foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income as other income/(loss).

Segment and Geographic Information—The Company’s only operating segment consists of its brokerage operations and its analytics and market data operations. This segment operates across domestic and international markets. Substantially all of the Company’s identifiable assets are in the United States and the United Kingdom.

Share-Based Compensation—Our share-based compensation consists of stock options and restricted stock units (“RSUs”). Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003. Pursuant to this method, the Company expenses the grant-date fair value of options issued to employees on or after January 1, 2003 over the related vesting period and the compensation expense related to modifications of outstanding options is calculated as the difference between fair value of the existing and modified options on the date of modification. Prior to January 1, 2003, the Company used the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS 123. For RSUs, the fair value at the date of grant is recorded as deferred compensation and is amortized to compensation expense over the vesting period of the grants.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

The following pro forma financial information shows the effect, net of tax, on net income had the fair value method been applied for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income—as reported	$10,848	$7,873	$36,684	$19,766
Add:
Effect of stock-based employee compensation included in reported net income, net of tax	390	7	1,407	28
Deduct:
Total stock-based employee compensation determined under fair value method, net of tax	(390)	(60)	(1,536)	(207)
Net income—pro forma	$10,848	$7,820	$36,555	$19,587
Basic earnings per share—as reported	$0.40	$0.35	$1.39	$0.87
Basic earnings per share—pro forma	$0.40	$0.34	$1.39	$0.86
Diluted earnings per share—as reported	$0.39	$0.32	$1.34	$0.81
Diluted earnings per share—pro forma	$0.39	$0.32	$1.34	$0.81

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

3.             RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	September 30, 2005	December 31, 2004
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$379,575	$376,452
Balance receivable from clearing organizations	16,735	31,789
Total	$396,310	$408,241
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$329,056	$357,349
Balance payable to clearing organizations	11,031	11,643
Payable to financial institutions	13,079	7,073
Total	$353,166	$376,065

Substantially all open fail to deliver and fail to receive transactions at September 30, 2005 and December 31, 2004 have subsequently settled on the contracted terms.

4.   ACQUISITIONS AND RELATED GOODWILL AND INTANGIBLE ASSETS

In March 2005, the Company made an offer to purchase for $8.37 per share all of the ordinary shares in Fenics Limited that were not owned by the Company for a total purchase price of $4,454. In April 2005, the Company legally became the sole shareholder of Fenics Limited. During the second and third quarters of 2005, Fenics minority shareholders were paid for 505,869 shares tendered to the Company, or approximately 95% of the outstanding minority shares. The remaining minority shares will be paid for when they are tendered to the Company. The acquisition of the Fenics minority shares resulted in an increase in goodwill of $1,378 during the second and third quarters of 2005.

On September 15, 2005, the Company completed the acquisition of substantially all of the assets and certain liabilities of Starsupply Petroleum LLC (“Starsupply”). The results of Starsupply’s operations have been included in the condensed consolidated financial statements since that date.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

The Starsupply acquisition was accounted for as a purchase business combination. Assets acquired were recorded at their fair value as of September 15, 2005. The purchase price was $15,303 in cash including $178 of direct transaction costs related to the acquisition, consisting primarily of legal and other professional fees. Management determined the fair value of the identifiable intangible assets acquired based upon an independent valuation model. The purchase price was allocated as follows:

		Useful Life
Assets:
Property, plant and equipment	$292	—
Intangible assets subject to amortization—
Trade name	380	1 Year
Customer relationships	1,440	6 Years
Covenants not to compete	550	3.5 Months – 5 Years
Goodwill	13,779	—
Total assets acquired	$16,441
Liabilities:
Accured liabilities	$378	—
Above market employment contracts	760	2 Years
Total liabilities assumed	1,138
Net Assets Acquired	$15,303

Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment annually. In the event that the Company determines that the value of goodwill has become impaired, it will incur an accounting charge for the amount of impairment during the fiscal quarter in which such determination is made.

Changes in the carrying amount of the Company’s goodwill and intangible assets for the nine months ended September 30, 2005 were as follows:

Goodwill:
Balance as of December 31, 2004	$11,482
Goodwill acquired during the year	15,157
Balance as of September 30, 2005	$26,639
Intangible Assets:
Balance as of December 31, 2004	$1,439
Intangible assets acquired during the year	2,370
Amortization expense for the year	(605)
Balance as of September 30, 2005	$3,204

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

5.   NOTES PAYABLE

The Company had outstanding borrowings under its credit facility agreement with Bank of America N.A. and certain other lenders dated August 23, 2004 (the “Credit Facility”) as of September 30, 2005 and December 31, 2004 as follows:

	September 30, 2005		December 31, 2004
Loans Available	$80,000	(1)	$80,000	(1)
Loans Outstanding	$14,000		$50,500
Letters of Credit Outstanding	$6,500		$6,500

(1)          Amounts available include up to $30,000 for letters of credit.

These borrowings bore interest at rates ranging from 4.2% to 6.5%. At September 30, 2005 and December 31, 2004, notes payable were recorded net of unamortized loan fees of $642 and $909, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

6.   EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share
Net income applicable to stockholders	$10,848	$7,873	$36,684	$19,766
Income allocated to participating preferred stockholders	—	(2,329)	(903)	(5,849)
Income available to common stockholders	$10,848	$5,544	$35,781	$13,917
Weighted average common shares outstanding:
Class A common stock	—	5,893,846	647,676	5,893,846
Common stock	27,177,546	10,155,809	25,085,118	10,155,809
Weighted average common shares outstanding	27,177,546	16,049,655	25,732,794	16,049,655
Basic earnings per share—Class A common stock and common Stock	$0.40	$0.35	$1.39	$0.87
Diluted earnings per share
Net income applicable to stockholders	$10,848	$7,873	$36,684	$19,766
Weighted average common shares outstanding	27,177,546	16,049,655	25,732,794	16,049,655
Effect of dilutive shares:
Options, warrant, and restricted stock units	927,772	224,214	899,690	153,564
Convertible preferred shares	—	3,021,034	331,982	3,021,034
Redeemable convertible preferred shares	—	3,723,545	409,181	3,723,545
Effect of contingently issuable shares subject to Series C purchase price adjustment	—	1,348,776	—	1,348,776
Weighted average shares outstanding and common stock equivalents	28,105,318	24,367,224	27,373,647	24,296,574
Diluted earnings per share	$0.39	$0.32	$1.34	$0.81

For the three and nine months ended September 30, 2005, outstanding options to purchase 0 and 32,967 shares, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive and outstanding options to purchase 298,157 and 274,770 shares for the three and nine months ended September 30, 2004, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. Further, 109,690 and 119,952 RSUs were also excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005, respectively, because their effect would be anti-dilutive.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

Options to purchase 1,182,288 and 1,151,594 shares under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) were outstanding for the three and nine months ended September 30, 2004, respectively, and were excluded from the computation of diluted earnings per share because the exercisability of the options was contingent upon the completion of an initial public offering (“IPO”). This contingency was met in January 2005, therefore, options issued under this plan were included in subsequent periods in diluted earnings per share to the extent they were dilutive.

7.   SHARE-BASED COMPENSATION

In addition to vesting requirements, the exercisability of options issued under the GFI Group 2002 Plan was contingent upon the Company completing its IPO, which occurred in January 2005. For options issued or modified on or after January 1, 2003 under the GFI Group 2002 Plan, compensation expense measured on the date of grant or modification was recorded upon the IPO in January 2005, to the extent these options were vested, with the remaining compensation charge to be recorded over the remaining vesting period. For the three and nine months ended September 30, 2005, compensation expense of $140 and $1,189, respectively, was recognized in connection with these options. In addition, for the three and nine months ended September 30, 2005, compensation expense of $0 and $64, respectively, was recognized related to certain options issued under the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”) that were modified in 2004.

The following is a summary of stock option transactions under all plans:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2004	1,248,191	13.55	1,457,282	$11.71
Exercised	(129,599)	12.52	(570,497)	11.29
Terminated	(22,052)	14.40	(12,261)	17.15
Outstanding September 30, 2005	1,096,540	13.66	874,524	11.91

The following table summarizes information about the GFI Group 2002 Plan options as of September 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.88	882,986	8.48	$11.88	617,253	$11.88
21.00	213,554	8.77	21.00	26,470	21.00

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

The following table summarizes information about the GFInet 2000 Plan options as of September 30, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.50	592,726	4.57	$9.50	592,726	$9.50
11.88	80,554	6.92	11.88	80,554	11.88
14.25	26,995	5.25	14.25	26,995	14.25
19.00	146,780	5.37	19.00	146,780	19.00
23.75	27,469	4.87	23.75	27,469	23.75

For the three and nine months ended September 30, 2005, the Company granted 110,504 and 367,374 RSUs, respectively, under the GFI Group 2004 Equity Incentive Plan (“GFI Group 2004 Plan”) with a grant date fair value per RSU in the range of $21.00 to $41.17. The RSUs will be forfeited if a participant leaves the Company for reasons other than retirement, disability or death prior to the vesting dates. The RSUs vest over periods ranging from eight months to three years and will be converted into an equal number of unrestricted shares of common stock upon vesting. For the three and nine months ended September 30, 2005, compensation expense of $620 and $1,204, respectively, was recognized in connection with the grant of the RSUs.

8.   COMMITMENTS AND CONTINGENCIES

Operating leases—The Company has non-cancelable operating leases for office space that expire on various dates through 2015. At September 30, 2005, the future minimum rental commitments under such leases are as follows:

2006	$4,073
2007	3,285
2008	4,691
2009	5,599
2010	5,984
Thereafter	23,538
Total	$47,170

The preceding table reflects a significant increase in the Company’s future minimum rental commitments since December 31, 2004. A majority of the increase in the future minimum rental commitments is related to a ten-year lease that the Company entered into in April 2005 for premises which will serve as its current primary U.K. office space. The total minimum rental commitments under this lease totaled $22,273, with $1,803 due within one to three years, $5,733 due within three to five years and $14,737 due in more than five years.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

Many of the Company’s leases for office space contain escalation clauses that require payment of additional rent to the extent of any increases in certain operating and other costs. Rent expense under the leases for the three and nine months ended September 30, 2005 and 2004 was $2,057, $5,643, $1,078 and $3,182, respectively.

Purchase Obligations—The Company has various unconditional purchase obligations for quote system subscriptions from a number of information service providers used in the normal course of business. As of September 30, 2005, the Company had total purchase commitments for quote system subscriptions of approximately $8,670, with $6,585 due within the next twelve months and $2,085 due between one to two years. Additionally, the Company has purchase commitments for capital expenditures related to its U.K. primary lease of approximately £2,383 (approximately $4,199), all of which are due within the next twelve months.

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

The Company is subject to regular examinations by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each of the tax jurisdictions resulting from these examinations. Tax reserves have been established, which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event occurs requiring a change to the reserve. The resolution of any tax matters could have a material impact on the Company’s effective tax rate.

It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company. It is the opinion of the Company’s management that the ultimate resolution of these matters, while not likely to have a material adverse effect on the consolidated financial condition of the Company, could be material to the Company’s operating results for any particular period.

Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for its customers. Revenues for these services are transaction based. As a result, the Company’s revenues could vary based upon the transaction volume of securities, commodities, foreign exchange and derivative markets.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

Guarantees—The Company, through its subsidiaries, is a member of certain exchanges and clearinghouses. Members of these exchanges and clearing houses are generally required to guarantee certain obligations pursuant to the terms of the respective membership agreements. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members may be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. The Company’s maximum potential liability under these arrangements cannot be quantified. However, management believes that the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

9.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Our financial instruments with off-balance sheet risk are described in “Note 18—Financial Instruments with Off-Balance Sheet Risk” contained in the 2004 Form 10-K. There have been no material changes to our off-balance sheet risk during the nine months ended September 30, 2005.

10.   FINANCIAL INSTRUMENTS

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in “Note 19—Financial Instruments” contained in the 2004 Form 10-K.

For the three and nine months ended September 30, 2005 and 2004, there was no hedge ineffectiveness. For the three and nine months ended September 30, 2005 and 2004, unrealized gains (losses) before tax totaling $1,329, $5,578, ($1,083) and ($517), respectively, were recorded as other comprehensive income (loss). There has been no discontinuance of cash flow hedges that would require a reclassification of gains into earnings for the three and nine months ended September 30, 2005. Management does not anticipate any events or transactions that would result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income due to hedge discontinuance.

The Company’s derivatives are summarized below showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition as of September 30, 2005 and December 31, 2004 as follows:

Assets/(Liabilities)	September 30, 2005	December 31, 2004
Foreign exchange derivative contracts	$583	$(10,812)
Fenics purchase obligation	(144)	(1,022)

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

Included in other liabilities in the Condensed Consolidated Statement of Financial Condition as of September 30, 2005 were $2,293 of multi-coupon bonds held by the Company and recorded at current market value.

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

GFI Securities LLC had Net Capital and Excess Net Capital as follows at September 30, 2005:

Net Capital	$38,133
Minimum Net Capital	250
Excess Net Capital	$37,883

GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom. Under these requirements, GFI Brokers Limited and GFI Securities Limited had Minimum Net Capital, as defined, and Excess Net Capital as follows at September 30, 2005:

	GFI Brokers Limited	GFI Securities Limited
Net Capital	$14,528	$23,394
Minimum Net Capital required	8,498	10,592
Excess Net Capital	$6,030	$12,802

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong. Under these requirements, GFI (HK) Securities LLC had Minimum Net Capital, as defined, and Excess Net Capital as follows at September 30, 2005:

Net Capital	$1,279
Minimum Net Capital	387
Excess Net Capital	$892

GFI Group Pte Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which require that GFI Group Pte Ltd. maintain stockholders’ equity of 3,000 Singapore dollars, measured annually. At December 31, 2004, GFI Group Pte Ltd. had stockholders’ equity of 3,796 Singapore dollars (or approximately $2,326), which exceeded the minimum requirement by approximately 796 Singapore dollars (or approximately $487).

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined, of 50,000 Japanese Yen as part of its licensing requirement, in accordance with the foreign securities firms’ law.  Additionally, GFI Securities Limited is subject to the Japan Securites Dealers Association’s (“JSDA”) financial requirement that revenue plus “brought-in” capital exceed a ratio of 140.0% of relevant expenditure. At September 30, 2005, GFI Securities Limited met the licensing requirement by maintaining “brought-in” capital of 50,000 Japanese Yen (approximately $440) as part of the foreign securities firms’ law. Additionally, GFI Securities Limited’s revenue plus “brought-in” capital ratio was 1,473.0%, which exceeded the JSDA’s financial requirement by approximately 1,333.0%.

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all regulatory capital requirements as of September 30, 2005.

12. GEOGRAPHIC INFORMATION

The Company offers its products and services globally from offices in the United States, the United Kingdom and the Asia-Pacific region.

Information regarding revenue for the three and nine months ended September 30, 2005 and 2004, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of September 30, 2005 and December 31, 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
United States	$66,733	$44,855	$196,662	$121,698
United Kingdom	53,758	49,191	166,626	141,151
Asia-Pacific	10,198	5,733	30,017	17,073
Total	$130,689	$99,779	$393,305	$279,922

	September 30, 2005	December 31, 2004
Long-lived Assets, as defined:
United States	$23,078	$24,686
United Kingdom	5,133	3,304
Asia-Pacific	1,456	954
Total	$29,667	$28,944

Revenues are attributed to geographic areas based on the location of the relevant legal entities.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(In thousands except share and per share amounts)

13.   Other Comprehensive Income (Loss)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$1,329	$(1,083)	$5,578	$(517)
Tax (Expense) Benefit	(467)	451	(1,858)	215
After Tax Amount	$862	$(632)	$3,720	$(302)
Foreign currency translation adjustment
Before Tax Amount	$717	$(243)	$383	$(708)
Tax (Expense) Benefit	(315)	101	(163)	295
After Tax Amount	$402	$(142)	$220	$(413)

14.   RELATED PARTY TRANSACTIONS

Office Lease Termination with an Affiliate

The Company, through its subsidiary GFI Holdings Ltd., previously leased its primary U.K. office space under a lease agreement with a wholly owned subsidiary of JPI, which was due to expire in 2016. In December 2004, the Company and this affiliate entered into a Lease Termination Agreement whereby both parties agreed to terminate this lease effective September 2005 and to make certain termination and other payments upon such termination. The Company accrued £1,500 (approximately $2,871) for the estimated cost to terminate the lease. In April 2005, the Company and the affiliate amended the Lease Termination Agreement. The amendment accelerated the termination of the lease to April 2005 and required the Company to pay a termination charge of £200 (approximately $381). In addition, GFI Holdings Ltd. executed a new sublease with the subsidiary of JPI for an eighteen-month term with rent of £500 (approximately $895) per annum plus related costs, such as utilities, real estate taxes and service charges. As a result of the amendment, in the second quarter of 2005, the Company reduced its lease termination liability by approximately £1,200 (or $2,266). In addition, the Company anticipates that it will cease using these premises by December 31, 2005 and will accrue approximately £458 (approximately $734) for the remaining rent plus any related charges on the lease at that time.

15.   SUBSEQUENT EVENTS

In October and November 2005, the Company executed employment agreements with new employees that provide for the Company to pay an aggregate of $12,220 of sign-on bonuses and provide an aggregate of $1,252 in forgivable loans. The bonuses and loans will generally be paid or provided in the fourth quarter of 2005 or first quarter of 2006.

In October 2005, the Company granted 213,458 RSUs under the GFI Group 2004 Plan with a grant date fair value per RSU in the range of $37.75 to $44.96. These RSUs vest over three years and convert into an equal number of unrestricted shares of common stock upon vesting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
November 14, 2005

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

•       changes in laws and regulations governing our business and operations or permissible activities and our ability to comply with such laws and regulations;

•       uncertainties relating to litigation; and

•       changes in the availability of capital.

The foregoing risks and uncertainties, as well as those risks discussed under this Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Item 3—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Quarterly Report, may cause actual results to differ materially from the forward-looking statements. Additionally, our 2004 Form 10-K contains various factors under the heading “Item 1—Business: Risk Factors” and elsewhere that could cause actual results to differ materially from expected or historic results. The information included herein is given as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Overview

We founded our business in 1987. The Company was incorporated under the laws of the State of Delaware in 2001 to be a holding company for its subsidiaries. On January 31, 2005, we completed an IPO of our common stock, selling 3,947,369 shares of common stock at $21.00 per share. Our proceeds from the IPO after deducting underwriters’ discounts and expenses were $73.7 million.

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

The Company operates in one reportable segment, which consists of its brokerage operation and its analytics and market data operations. Within this segment, we offer our brokerage services in four broad product categories: credit, financial, equity and commodity.

On September 15, 2005, we completed the acquisition of substantially all of the operating assets and certain liabilities of Starsupply Petroleum LLC, a leading broker of oil products and related derivative and option contracts. The final purchase price was $15.3 million in cash, including $0.2 million of direct transaction costs related to the acquisition, consisting primarily of legal and other professional fees.

We believe that our increased presence in the U.S. oil brokerage market is timely because of current volatility and uncertainty in world oil markets. It is also complementary to our existing commodity, energy and shipping brokerage services. We added nine energy-related desks from Starsupply, including petroleum feedstocks, petroleum products, crude oil, petrochemicals, product derivatives, crude derivatives, crude and product options, fuel oil and gas liquids.

During the third quarter of 2005, the Company’s revenues grew by 31.0% and net income grew by 38.0% as compared to the third quarter of 2004. We continued to see success in adding brokerage personnel and new products, while continuing to build and enhance our existing business. We also benefited during the third-quarter from the addition of the assets of Starsupply, which we believe was timely in light of the activity in the energy markets. The growth we experienced in the third-quarter 2005 compared to 2004 resulted from increased brokerage revenues in all product categories and geographic regions.

For a detailed description of the Company’s business, including its operations and the associated risks, see the Company’s 2004 Form 10-K filed by the Company under the Exchange Act.

Business Environment

The global business environment during the quarter ended September 30, 2005 continued to be generally positive for our business, with satisfactory volume levels and modest volatility in global credit, equity and foreign exchange markets, and more pronounced volatility in certain global energy markets.

The Company’s business generally benefits from robust trading volumes and volatility in the markets it serves. Trading volumes in many of our markets are driven by the trading activity of our dealer customers that, in turn, is partially responsive to the demand of their “buy-side” customers. During the third-quarter of 2005, our brokerage revenue growth continued despite the seasonal slowness that regularly occurs during the summer months.

In the third-quarter of 2005, volatility in the credit markets decreased from the previous quarter and credit spreads narrowed by as much as 25% as reflected in the Dow Jones CDX North American Investment Grade, iTraxx Europe and North American Credit High Yield CDX Swap Spread indices. The third-quarter did not have volatility events of the magnitude experienced in the previous quarter, which saw credit analyst downgrades in the auto, auto supplies and retail industries. The corporate bond market in Europe, however, rebounded from various second quarter downgrades and produced higher returns than those of government debt over the quarter, while U.S. bonds were mixed.

Global equity market volatility decreased in the third-quarter as evidenced by the decline in the Chicago Board Options Exchange SPX Volatility Index, as well as volume declines at the NYSE and NASDAQ. Corporate earnings gains in the quarter appeared to be partially offset by rising oil prices, rising short-term interest rates and the economic aftermath of hurricanes in the Gulf of Mexico. Both the Dow Jones Industrial Index and the S&P 500 rose in the quarter. International stock markets outperformed the U.S. stock markets with the Dow Jones World Stock Index up 11.1% over the course of the third-quarter. The European markets rebounded from the July terrorist bombing in London to post gains, while Asian markets also improved due, in part, to the revaluation of the Chinese currency and positive economic indications from Japan.

Continued volatility in the global foreign exchange markets during the third-quarter was likely attributable to a number of factors. Hurricanes Katrina and Rita caused significant damage leading to uncertainty regarding the direction of the US economy and short-term interest rates. The Federal Reserve continued its program of rate increases over the quarter raising short-term rates twice to 3.75%. Inflationary pressure due to high energy costs also contributed to market uncertainty. The U.S. dollar weakened until early September, then rallied to return to the levels at the start of the quarter. The U.S. Dollar Index volatility increased substantially following the London terrorist attack at the outset of the quarter, then remained relatively contained thereafter.

More pronounced energy market volatility in the third-quarter of 2005 resulted from the combination of supply disruptions in the Gulf of Mexico caused by the recent hurricanes, continuing Middle-East tensions, and strong global demand. These factors drove energy prices to record highs. Oil, natural gas and gold volumes on NYMEX were all up versus the second quarter of 2005.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Brokerage revenues:
Agency commissions	$89,675	$69,705	$278,433	$188,673
Principal transactions	36,304	24,977	91,982	75,712
Total brokerage revenues	125,979	94,682	370,415	264,385
Analytics and market data	3,894	3,664	14,006	12,349
Interest income	1,236	356	3,179	802
Other (loss) income	(420)	1,077	5,705	2,386
Total revenues	130,689	99,779	393,305	279,922
EXPENSES:
Compensation and employee benefits	81,461	62,062	237,833	175,623
Communications and quotes	6,656	5,196	18,795	15,195
Travel and promotion	5,833	4,382	17,634	13,260
Rent and occupancy	4,662	2,861	12,003	8,190
Depreciation and amortization	3,434	3,411	11,126	9,796
Professional fees	2,797	2,848	8,193	6,792
Clearing fees	3,480	2,743	9,825	6,193
Interest expenses	778	838	2,619	2,083
Other expenses	2,217	2,299	12,036	7,010
Lease termination costs to affiliate	—	—	(2,266)	—
Total Expenses	111,318	86,640	327,798	244,142
INCOME BEFORE PROVISION FOR INCOME TAXES	19,371	13,139	65,507	35,780
PROVISION FOR INCOME TAXES	8,523	5,266	28,823	16,014
NET INCOME	$10,848	$7,873	$36,684	$19,766

The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES:
Brokerage revenues:
Agency commissions	68.6%	69.9%	70.8%	67.4%
Principal transactions	27.8	25.0	23.4	27.0
Total brokerage revenues	96.4	94.9	94.2	94.4
Analytics and market data	3.0	3.6	3.6	4.4
Interest income	0.9	0.4	0.8	0.3
Other income	(0.3)	1.1	1.4	0.9
Total revenues	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	62.3%	62.2%	60.5%	62.8%
Communications and quotes	5.1	5.2	4.8	5.4
Travel and promotion	4.5	4.4	4.5	4.7
Rent and occupancy	3.6	2.9	3.0	2.9
Depreciation and amortization	2.6	3.4	2.8	3.5
Professional fees	2.1	2.9	2.1	2.4
Clearing fees	2.7	2.7	2.5	2.2
Interest expenses	0.6	0.8	0.7	0.8
Other expenses	1.7	2.3	3.0	2.5
Lease termination to affiliate	—	—	(0.6)	—
Total Expenses	85.2%	86.8%	83.3%	87.2%
INCOME BEFORE PROVISION FOR INCOME TAXES	14.8	13.2	16.7	12.8
PROVISION FOR INCOME TAXES	6.5	5.3	7.4	5.7
NET INCOME	8.3%	7.9%	9.3%	7.1%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net income for the three months ended September 30, 2005 was $10.9 million as compared to net income of $7.9 million for the three months ended September 30, 2004, an increase of $3.0 million or approximately 38.0%. Total revenues increased by $30.9 million, or 31.0%, to $130.7 million for the three months ended September 30, 2005 from $99.8 million for the same period in the prior year. Our increased revenues were primarily due to increased brokerage revenues across each of our product categories. Additionally, broker productivity (defined as total revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 2.2% for the three months ended September 30, 2005 from the same period in the prior year. Total expenses increased by $24.7 million, or 28.5%, to $111.3 million for the three months ended September 30, 2005 from $86.6 million for the same period in the prior year. Expenses increased primarily because of increased compensation expense, which was attributable to an increase in the number of brokerage personnel and an increase in performance-based bonuses as a result of higher total brokerage revenues for the three months ended September 30, 2005.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Three Months Ended September 30,
	2005	2004
BROKERAGE REVENUES:
Credit	$51,472	$42,315
Financial	30,804	20,377
Equity	25,993	18,656
Commodity	17,710	13,334
Total brokerage revenues	$125,979	$94,682
BROKERAGE REVENUES:
Credit	40.8%	44.7%
Financial	24.5	21.5
Equity	20.6	19.7
Commodity	14.1	14.1
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $31.3 million, or 33.1%, to $126.0 million for the three months ended September 30, 2005, as compared to $94.7 million for the three months ended September 30, 2004. Agency commissions increased by $20.0 million, or 28.7%, to $89.7 million for the three months ended September 30, 2005 as compared to $69.7 million for the three months ended September 30, 2004. Principal transactions increased by $11.3 million, or 45.2%, to $36.3 million for the three months ended September 30, 2005 from $25.0 million for the three months ended September 30, 2004. Of the total increase in brokerage revenues of $31.3 million, approximately $16.8 million was attributable to our existing brokerage desks across all product areas.

The increase in credit product brokerage revenues of $9.2 million was due to a number of factors including robust trading activity in the credit markets due to the uncertain equity markets, continued overall growth in the credit derivatives market, the development of new credit products, and an increase in the number of credit product brokerage personnel. Our existing credit product desks contributed $6.4 million of the total increase in credit product brokerage revenues. The remaining increase of $2.8 million was generated by the addition of sixteen new or restructured credit product desks since September 30, 2004. A “restructured” brokerage desk generally refers to a brokerage desk that has been created out of a part of an existing desk in order to allow the brokers on that restructured desk to focus on one or more specific financial instruments or market sectors for which the existing brokerage desk had previously provided brokerage services. The increase in total credit brokerage revenues was also partially attributable to the increase in the number of credit product brokerage personnel, which increased by 35 to 199 at September 30, 2005, as compared to 164 at September 30, 2004.

The increase in financial product brokerage revenues of $10.4 million was primarily attributable to the combination of increased revenues from brokerage desks covering interest rate markets, increased trading volumes on both foreign exchange options and interest rate desks due to the impact of hurricanes Katrina and Rita and an increase in the number of financial product brokerage personnel. The majority of the increase in our financial product brokerage revenues was generated from our existing financial product desks, which contributed $6.9 million of the increase in financial product brokerage revenues. The remaining increase of $3.5 million in financial product brokerage revenues was attributable to the addition of nine new or restructured financial product desks since September 30, 2004. Another factor that contributed to the increase in the total financial product brokerage revenues related to an increase in the number of financial product brokerage personnel, which increased by 82 to 210 at September 30, 2005, as compared to 128 at September 30, 2004.

Of the total increase in equity product brokerage revenues of $7.3 million, our existing equity product desks contributed $2.9 million of the increase in equity product brokerage revenues. The remaining increase of $4.4 million in equity product brokerage revenues was attributable to the addition of six new or restructured equity product desks since September 30, 2004.  The total increase in equity product brokerage revenues was also partially attributable to our continuing success in marketing equities and equity derivatives execution to hedge funds and the increase in the number of equity product brokerage personnel, which increased by 9 to 126 at September 30, 2005, as compared to 117 at September 30, 2004.

The increase in our commodity product brokerage revenues of $4.4 million was attributable to the combination of investments in new or restructured desks, including revenue of $1.2 million from the nine new desks added as a result of the Starsupply acquisition, an increase in the number of participants in the market, increased volatility in several energy markets and an increase in the number of commodity brokerage personnel, which increased by 29 to 129 at September 30, 2005, as compared to 100 at September 30, 2004. Our new or restructured commodity product desks contributed $3.8 million of the increase in commodity product brokerage revenues. The remaining increase of $0.6 million was generated from our existing commodity product desks.

Analytics and Market Data

Revenues from our analytics and market data products increased by $0.2 million, or 5.4%, to $3.9 million for the three months ended September 30, 2005, as compared to $3.7 million for the three months ended September 30, 2004. The increase was primarily due to the increase in sales of license subscriptions for analytical software for foreign exchange derivatives, energy products and other pricing data and training fees.

Interest Income

Interest income increased by $0.8 million, or 200.0%, to $1.2 million for the three months ended September 30, 2005 as compared to $0.4 million for the three months ended September 30, 2004. The increase was mainly attributable to the higher level of average cash balances in the U.S. and the increase in interest income on clearing accounts related to our brokerage operations.

Other Income (Loss)

Other income (loss) decreased by $1.5 million, or 136.4%, to a loss of $0.4 million for the three months ended September 30, 2005 from income of $1.1 million for the three months ended September 30, 2004. Other loss for the three months ended September 30, 2005 mainly consisted of net losses on foreign exchange derivative contracts and the transactional net losses based on foreign currency fluctuations. Other income for the three months ended September 30, 2004 primarily consisted of net gains on foreign exchange derivative contracts net of transactional net losses from foreign currency fluctuations.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $19.4 million, or 31.2%, to $81.5 million for the three months ended September 30, 2005 from $62.1 million for the three months ended September 30, 2004. The increase was primarily due to an increase in the number of brokerage personnel from 509 at September 30, 2004 to 664 at September 30, 2005 and an increase in aggregate brokerage personnel performance bonuses of $9.7 million over the same periods resulting in large part from our overall higher total brokerage revenues and the increase in personnel.

Total compensation and employee benefits as a percentage of total revenues increased slightly to 62.3% at September 30, 2005 from 62.2% at September 30, 2004. Total compensation and employee benefits as a percentage of total revenues, excluding the effect of deferred compensation arrangements introduced in 2005, would have been 64.8% for the three months ended September 30, 2005.

Communications and Quotes

Communications and quotes increased by $1.5 million, or 28.8%, to $6.7 million for the three months ended September 30, 2005 from $5.2 million for the three months ended September 30, 2004. The increase was primarily attributable to the increase in brokerage personnel, which increased by 155 to 664 at September 30, 2005 as compared to 509 at September 30, 2004.

Travel and Promotion

Travel and promotion increased by $1.4 million, or 31.8%, to $5.8 million for the three months ended September 30, 2005 from $4.4 million for the three months ended September 30, 2004. This expense, as a percentage of our total brokerage revenues for the three months ended September 30, 2005 remained consistent at 4.6% as compared to the same period from the prior year.

Rent and Occupancy

Rent and occupancy increased by $1.8 million, or 62.1%, to $4.7 million for the three months ended September 30, 2005 from $2.9 million for the three months ended September 30, 2004. The increase was primarily due to the increase in rent expenses resulting from the lease of additional office space in the U.S. and U.K. and an increase in repairs and maintenance. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the U.K. lease.

Depreciation and Amortization

Depreciation and amortization remained consistent at $3.4 million for the three months ended September 30, 2005 and September 30, 2004. A number of internally developed software projects became fully depreciated in the latter part of 2004 and in early 2005. However, this decrease was offset by the increase in a number of similar internally developed software projects that were completed and began depreciating during 2005.

Professional Fees

Professional fees decreased slightly by $0.1 million, or 3.4%, to $2.8 million for the three months ended September 30, 2005 from $2.9 million for the three months ended September 30, 2004. Professional fees relating to audit, tax and other consulting services increased for the three months ended September 30, 2005, which offset a decrease in external counsel fees.

Clearing Fees

Clearing fees increased by $0.8 million, or 29.6%, to $3.5 million for the three months ended September 30, 2005 from $2.7 million for the three months ended September 30, 2004. This increase was due to a higher volume in the number of principal transactions executed during the three months ended September 30, 2005 as compared to the same period in the prior year. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

Interest expense remained consistent at $0.8 million for the three months ended September 30, 2005 and September 30, 2004. Interest expense for the three months ended September 30, 2005 was primarily related to increased interest charges on clearing accounts related to our brokerage operations and was offset by a decrease in interest expense under our Credit Facility, as compared to the three months ended September 30, 2004.

Other Expenses

Other expenses decreased by $0.1 million, or 4.3%, to $2.2 million for the three months ended September 30, 2005 from $2.3 million for the three months ended September 30, 2004. The decrease was primarily attributable to an increase in the fair value of the Fenics purchase obligation and an increase in other miscellaneous expenses for the three months ended September 30, 2004 as compared to the same period in the current year that were partially offset by the reversal of a litigation reserve at September 30, 2004.

Provision for Income Taxes

Our provision for income taxes totaled $8.5 million for the three months ended September 30, 2005 and $5.3 million for the three months ended September 30, 2004. Our effective tax rate was approximately 44.0% for the three months ended September 30, 2005 as compared to 40.1% for the comparable period in 2004. The increase in the effective tax rate was primarily due to an increase in taxes related to foreign operations and a reduction in business tax credits, which was partially offset by an increase in tax-exempt interest and a decrease in state and local taxes.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net income for the nine months ended September 30, 2005 was $36.7 million as compared to net income of $19.8 million for the nine months ended September 30, 2004, an increase of $16.9 million or approximately 85.4%. Total revenues increased by $113.4 million, or 40.5%, to $393.3 million for the nine months ended September 30, 2005 from $279.9 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across each of our product categories. Additionally, broker productivity (defined as total revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 4.3% for the nine months ended September 30, 2005 compared to the same period for 2004. Total expenses increased by $83.7 million, or 34.3%, to $327.8 million for the nine months ended September 30, 2005 from $244.1 million for the same period from the prior year. Expenses increased primarily because of increased compensation expense, which was primarily attributable to an increase in the number of brokerage personnel and support staff and an increase in performance-based bonuses as a result of higher total brokerage revenues for the nine months ended September 30, 2005.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Nine Months Ended September 30,
	2005	2004
BROKERAGE REVENUES:
Credit	$163,874	$116,785
Financial	86,924	59,839
Equity	68,864	49,720
Commodity	50,753	38,041
Total brokerage revenues	$370,415	$264,385
BROKERAGE REVENUES:
Credit	44.2%	44.2%
Financial	23.5	22.6
Equity	18.6	18.8
Commodity	13.7	14.4
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $106.0 million, or 40.1%, to $370.4 million for the nine months ended September 30, 2005, as compared to $264.4 million for the nine months ended September 30, 2004. Agency commissions increased by $89.7 million, or 47.5%, to $278.4 million for the nine months ended September 30, 2005 as compared to $188.7 million for the nine months ended September 30, 2004. Principal transactions increased by $16.3 million, or 21.5%, to $92.0 million for the nine months ended September 30, 2005 from $75.7 million for the nine months ended September 30, 2004. Of the total increase in brokerage revenues of $106.0 million, approximately $81.9 million was attributable to our existing brokerage desks across all product areas.

We believe the increase in credit product brokerage revenues of $47.1 million was due to a number of factors, including growth in exotic credit default swaps, robust trading activity in the credit markets due to the uncertain equity markets, strong volatility in credit spreads in key credit sectors, continued underlying growth in the credit derivatives market, the development of new credit products and an increase in the number of credit product brokerage personnel. Our existing credit product desks contributed $42.0 million of the total increase in credit product brokerage revenues. The remaining increase of $5.1 million was generated by the addition of seventeen new or restructured credit product desks since September 30, 2004. The increase in total credit revenues was also partially attributable to an increase in the number of credit product brokerage personnel, which increased by 35 to 199 at September 30, 2005, as compared to 164 at September 30, 2004.

The increase in financial product brokerage revenues of $27.1 million was primarily attributable to a combination of increased revenues from existing interest rate markets, a rebound in revenues from brokerages desks covering emerging markets, and an increase in the number of financial product brokerage personnel. The majority of the increase in our financial product brokerage revenues was generated from our existing financial product desks, which contributed $22.0 million of the increase in financial product brokerage revenues. The remaining increase of $5.1 million in financial product brokerage revenues was attributable to the addition of nine new or restructured financial product desks since September 30, 2004. Another factor that contributed to the increase in the total financial product brokerage revenues related to an increase in the number of financial product brokerage personnel, which increased by 82 to 210 at September 30, 2005, as compared to 128 at September 30, 2004.

Of the total increase in equity product brokerage revenues of $19.1 million, our existing equity product desks contributed $13.3 of the total increase in equity product brokerage revenues. The remaining increase of $5.8 million was generated by the addition of six new or restructured equity product desks since September 30, 2004. The total increase in equity product brokerage revenues was also partially attributable to increase in the number of equity product brokerage personnel, which increased by 9 to 126 at September 30, 2005, as compared to 117 at September 30, 2004.

The increase in our commodity product brokerage revenues of $12.7 million was attributable to a combination of investments in new or restructured desks, including revenue of $1.2 million from the nine new desks added as a result of the Starsupply acquisition, an increase in the number of participants in the market, increased volatility in several energy markets and an increase in the number of commodity product brokerage personnel. Our new or restructured commodity product desks contributed $8.1 million of the increase in commodity product brokerage revenues. The remaining increase of $4.6 million was generated from our existing commodity product desks. The increase in our total commodity product brokerage revenues was also partially attributable to an increase in the number of commodity product brokerage personnel, which increased by 29 to 129 at September 30, 2005, as compared 100 at September 30, 2004.

Analytics and Market Data

Revenues from our analytics and market data products increased by $1.7 million, or 13.8%, to $14.0 million for the nine months ended September 30, 2005 as compared to $12.3 million for the nine months ended September 30, 2004. The increase was primarily due to the increase in sales of license subscriptions for analytical software for foreign exchange derivatives and energy products and other pricing data and training fees.

Interest Income

Interest income increased by $2.4 million, or 300.0%, to $3.2 million for the nine months ended September 30, 2005 as compared to $0.8 million for the nine months ended September 30, 2004. The increase is mainly attributable to the higher level of average cash balances resulting from the net proceeds raised from our IPO, cash resulting from operations and an increase in interest income on clearing accounts related to our brokerage operations.

Other Income

Other income increased by $3.3 million, or 137.5%, to $5.7 million for the nine months ended September 30, 2005 from other income of $2.4 million for the nine months ended September 30, 2004. The increase is primarily related to $7.6 million in gains from one of our foreign exchange derivative contracts, offset by a loss of $5.4 million reclassified from accumulated other comprehensive loss into earnings on a foreign exchange derivative contract that was de-designated as a hedge in March 2005 and transactional net losses based on foreign currency fluctuations. Other income for the nine months ended September 30, 2004 mainly consisted of transactional net gains based on foreign currency fluctuations.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $62.2 million, or 35.4%, to $237.8 million for the nine months ended September 30, 2005 from $175.6 million for the nine months ended September 30, 2004. The increase was primarily due to an increase in the number of brokerage personnel from 509 at

September 30, 2004 to 664 at September 30, 2005 and an increase in brokerage personnel performance bonuses of $30.5 million resulting in large part from our overall higher total brokerage revenues. In addition, the increase was partially attributable to a $6.3 million increase in the salaries and bonuses of support staff resulting primarily from an increase in the number of our support staff from 321 at September 30, 2004 to 362 at September 30, 2005.

Total compensation and employee benefits as a percentage of total revenues decreased to 60.5% at September 30, 2005 from 62.7% at September 30, 2004 primarily due to the increased use of deferred compensation arrangements. Total compensation and employee benefits as a percentage of total revenues, excluding the effect of deferred compensation arrangements introduced in 2005, would have been 62.7% for the nine months ended September 30, 2005.

Communications and Quotes

Communications and quotes increased by $3.6 million, or 23.7%, to $18.8 million for the nine months ended September 30, 2005 from $15.2 million from the nine months ended September 30, 2004. The increase was primarily attributable to the increase in brokerage personnel, which increased by 155 to 664 at September 30, 2005 as compared to 509 at September 30, 2004.

Travel and Promotion

Travel and promotion increased by $4.3 million, or 32.3%, to $17.6 million for the nine months ended September 30, 2005 from $13.3 million for the nine months ended September 30, 2004. This expense, as a percentage of our total brokerage revenues for the nine months ended September 30, 2005, decreased to 4.8% from 5.0% for the nine months ended September 30, 2004. The decrease was primarily due to the Company’s efforts to lower costs and the increase in the Company’s total brokerage revenues.

Rent and Occupancy

Rent and occupancy increased by $3.9 million, or 47.6%, to $12.1 million for the nine months ended September 30, 2005 from $8.2 million for the nine months ended September 30, 2004. The increase was primarily due to the increase in rent expenses resulting from the lease of additional office space in the U.S. and U.K. and increased property insurance. See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the U.K. lease.

Depreciation and Amortization

Depreciation and amortization increased by $1.3 million, or 13.3%, to $11.1 million for the nine months ended September 30, 2005 from $9.8 million for the nine months ended September 30, 2004. The increase was attributable to the increase in fixed assets and the accelerated depreciation of $1.1 million related to certain long-lived assets to be abandoned as a result of the early termination of the lease of our primary U.K. office premises.

Professional Fees

Professional fees increased by $1.4 million, or 20.6%, to $8.2 million for the nine months ended September 30, 2005 from $6.8 million for the nine months ended September 30, 2004. The increase was primarily due to the increase in audit, tax and legal fees.

Clearing Fees

Clearing fees increased by $3.6 million, or 58.1%, to $9.8 million for the nine months ended September 30, 2005 from $6.2 million for the nine months ended September 30, 2004. This increase was due to a higher volume in the number of principal transactions executed during the nine months ended September 30, 2005, as compared to the same period in the prior year. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

Interest expense increased by $0.6 million, or 30.0%, to $2.6 million for the nine months ended September 30, 2005 from $2.0 million for the nine months ended September 30, 2004. The increase was primarily due to increased interest charges on clearing accounts related to our brokerage operations, offset by lower interest expense under our Credit Facility.

Other Expenses

Other expenses increased by $5.1 million, or 72.9%, to $12.1 million for the nine months ended September 30, 2005 from $7.0 million for the nine months ended September 30, 2004. The increase was primarily attributable to a number of factors including a charge of $3.2 million in connection with newly-hired brokerage personnel in Singapore to buy-out their employment contracts with their former employers and an increase in the fair value of the Fenics purchase obligations offset by a decrease in irrecoverable Value Added Tax relating to purchases in communications and quotes in the U.K. and a decrease in other general office and miscellaneous expenses.

Lease Termination Costs to Affiliate

Lease termination costs to affiliate represent the estimated lease termination costs in connection with the termination of the lease for our former primary office in the U.K., which we lease from an affiliate. In April 2005, the Company and the affiliate executed an amendment to the Lease Termination Agreement entered into in December 2004. The amendment accelerated termination of the lease to April 2005 and required the Company to pay a termination charge. As a result of the amendment, in the second quarter of 2005, the Company reduced its lease termination liability by approximately £1,200 (or $2,266). See Note 14 to the Condensed Consolidated Financial Statements for further discussion of the Lease Termination Agreement.

Provision for Income Taxes

Our provision for income taxes totaled $28.8 million for the nine months ended September 30, 2005 and $16.0 million for the nine months ended September 30, 2004. Our effective tax rate was approximately 44.0% for the nine months ended September 30, 2005 as compared to 44.8% for the comparable period in 2004. The reduction in the effective tax rate was primarily due to a decrease in state and local taxes and non-deductible expenses, partially offset by an increase in taxes related to foreign operations.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2004 to September 30, 2005. Results of any period are not necessarily indicative of results for a full year.

	Quarter Ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$89,675	$99,279	$89,479	$73,366	$69,705	$60,589	$58,379
Principal transactions	36,304	29,074	26,604	25,627	24,977	26,978	23,757
Total brokerage revenues	125,979	128,353	116,083	98,993	94,682	87,567	82,136
Analytics and market data	3,894	4,711	5,402	3,732	3,664	4,012	4,673
Interest income	1236	883	1,060	776	356	170	276
Other income (loss)	(420)	6,376	(251)	1,597	1,077	701	608
Total revenues	130,689	140,323	122,294	105,098	99,779	92,450	87,693
Expenses
Compensation and employee benefits	81,461	80,896	75,477	66,224	62,062	58,475	55,086
Communications and quotes	6,656	6,341	5,799	5,341	5,196	5,325	4,674
Travel and promotion	5,833	6,041	5,761	6,251	4,382	4,930	3,948
Rent and occupancy	4,662	3,913	3,428	2,479	2,861	2,756	2,573
Depreciation and amortization	3,434	3,599	4,092	4,060	3,411	3,243	3,142
Professional fees	2,797	2,927	2,469	2,676	2,848	2,178	1,766
Clearing fees	3,480	2,974	3,371	3,623	2,743	2,385	1,065
Interest expenses	778	597	1,244	1,076	838	666	579
Other expenses	2,217	5,809	4,009	3,343	2,299	2,686	2,025
Lease termination costs to affiliate	—	(2,266)	—	2,651	—	—	—
Total expenses	111,318	110,831	105,650	97,724	86,640	82,644	74,858
Income before provision for taxes	19,371	29,492	16,644	7,374	13,139	9,806	12,835
Provision for income taxes	8,523	12,810	7,490	4,017	5,266	4,716	6,032
Net income	$10,848	16,682	$9,154	$3,357	$7,873	$5,090	$6,803

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
Revenues
Brokerage revenues:
Agency commissions	68.6%	70.8%	73.2%	69.8%	69.9%	65.5%	66.6%
Principal transactions	27.8	20.7	21.8	24.4	25.0	29.2	27.1
Total brokerage revenues	96.4	91.5	95.0	94.2	94.9	94.7	93.7
Analytics and market data	3.0	3.4	4.4	3.6	3.6	4.3	5.3
Interest income	0.9	0.6	0.8	0.7	0.4	0.2	0.3
Other income (loss)	(0.3)	4.5	(0.2)	1.5	1.1	0.8	0.7
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	62.3%	57.6%	61.7%	63.1%	62.2%	63.3%	62.8%
Communications and quotes	5.1	4.6	4.8	5.1	5.2	5.8	5.3
Travel and promotion	4.5	4.3	4.7	5.9	4.4	5.4	4.5
Rent and occupancy	3.6	2.8	2.8	2.4	2.9	3.0	2.9
Depreciation and amortization	2.6	2.6	3.3	3.9	3.4	3.5	3.6
Professional fees	2.1	2.1	2.0	2.5	2.9	2.4	2.0
Clearing fees	2.7	2.1	2.8	3.4	2.7	2.6	1.2
Interest expenses	0.6	0.4	1.0	1.0	0.8	0.7	0.7
Other expenses	1.7	4.1	3.3	3.2	2.3	2.9	2.3
Lease termination costs to affiliate	—	(1.6)	—	2.5	—	—	—
Total expenses	85.2%	79.0%	86.4%	93.0%	86.8%	89.6%	85.3%
Income before provision for taxes	14.8	21.0	13.6	7.0	13.2	10.4	14.7
Provision for income taxes	6.5	9.1	6.1	3.8	5.3	5.1	6.9
Net income	8.3%	11.9%	7.5%	3.2%	7.9%	5.3%	7.8%

The table below details our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods:

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
Brokerage Revenues:
Credit	$51,472	$60,749	$51,653	$36,304	$42,315	$37,247	$37,223
Financial	30,804	29,835	26,285	24,870	20,377	18,922	20,540
Equity	25,993	21,869	21,002	21,753	18,656	18,515	12,549
Commodity	17,710	15,900	17,143	16,066	13,334	12,883	11,824
Total brokerage revenues	$125,979	$128,353	$116,083	$98,993	$94,682	$87,567	$82,136
Brokerage Revenues:
Credit	40.8%	47.3%	44.5%	36.7%	44.7%	42.6%	45.3%
Financial	24.5	23.2	22.6	25.1	21.5	21.6	25.0
Equity	20.6	17.0	18.1	22.0	19.7	21.1	15.3
Commodity	14.1	12.4	14.8	16.2	14.1	14.7	14.4
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

The table below details our brokerage revenues by geographic region in dollars and as a percentage of our total brokerage revenues for the indicated periods:

	Three months ended
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
	(dollars in thousands)
Brokerage Revenues:
U.S.	$65,845	$63,234	$56,495	$49,590	$45,150	$41,054	$34,644
U.K.	49,574	54,895	52,096	44,330	44,025	41,625	42,437
Asia-Pacific	10,560	10,224	7,492	5,073	5,507	4,888	5,055
Total brokerage revenues	$125,979	$128,353	$116,083	$98,993	$94,682	$87,567	$82,136
Brokerage Revenues:
U.S.	52.2%	49.2%	48.6%	50.1%	47.7%	46.9%	42.1%
U.K.	39.4	42.8	44.9	44.8	46.5	47.5	51.7
Asia-Pacific	8.4	8.0	6.5	5.1	5.8	5.6	6.2
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

On January 31, 2005, we completed an IPO of our common stock, selling 3,947,369 shares of common stock at $21.00 per share. Our proceeds from the IPO after deducting underwriters’ discounts and expenses were $73.7 million.

At September 30, 2005, we had cash and cash equivalents of $126.4 million, an increase of $21.2 million as compared to $105.2 million at December 31, 2004. Cash provided by operating activities was $10.0 million and consisted of net income of $36.7 million adjusted for non-cash items of $8.5 million and $35.2 million utilized for working capital. The $35.2 million utilized for working capital was primarily comprised of changes in net receivables to brokers, dealers and clearing organizations, accrued commissions receivables and other assets, offset by increases in accrued compensation and other liabilities. Cash used in investing activities of $26.1 million reflected cash used for the acquisition of assets and certain liabilities of Starsupply, the acquisition of the minority interest in Fenics and purchases of property, equipment and leasehold improvements, offset by proceed received from foreign exchange derivative contracts. Cash provided by financing activities of $37.1 million reflected net proceeds received from the IPO and the exercises of stock options and a warrant, offset by the repayment of the loan note payable to JPI in January 2005 and the net repayments of amounts under our Credit Facility.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group Pte Ltd. GFI Securities LLC is subject to regulatory capital requirements under the Securities Exchange Act of 1934 and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulatory capital requirements of the Financial Services Authority in the United Kingdom. GFI Securities Limited’s Japanese branch is subject to licensing and financial requirements by the Japan Securities Dealers Association. GFI (HK) Securities LLC is subject to the regulatory capital requirements of the Securities and Futures Commission in Hong Kong. GFI Group Pte Ltd. is subject to the regulatory compliance requirements of the Monetary Authority of Singapore. At September 30, 2005, GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group Pte Ltd. were in compliance with their respective regulatory capital requirements. See Note 11 to our condensed consolidated financial statements for a further discussion of these regulatory requirements.

We anticipate that we will experience an increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently on hand or available under our Credit Facility, will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2005:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations
Operating Leases(1)	$47,170	$4,073	$7,976	$11,583	$23,538
Notes Payable(2)	14,000	14,000	—	—	—
Purchase Obligations(3)	12,869	10,784	2,085	—	—
Total	$74,039	$28,857	$10,061	$11,583	$23,538

(1)          Amounts listed under Operating Leases include a sublease agreement with an affiliate for an eighteen-month term with annual rent of £0.5 million (approximately $0.9 million). See Note 14 to our condensed consolidated financial statements for further discussion. Additionally, amounts listed under operating leases include the future minimum rental commitments relating to a ten-year lease that the Company entered into for its current primary U.K. office space in April 2005. The total minimum rental commitments under this lease total $22,273, with $1,803 due within one to three years, $5,733 due within three to five years and $14,737 due in more than five years.

(2)          Amount listed under Notes Payable represents outstanding borrowings under our Credit Facility and vary from the notes payable reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees. See Note 5 to the Condensed Consolidated Financial Statements for further information.

(3)          Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, it includes purchase commitments for capital expenditures relating to our primary lease in the U.K.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at September 30, 2005.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our condensed consolidated financial statements and under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2004 Form 10-K those accounting policies that we consider to be significant in determining its results of operations and financial condition. There have been no material changes in accounting principals utilized by the Company since the 2004 Form 10-K. The accounting principles utilized by the Company in preparing its condensed consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

In March 2005, the SEC staff issued SAB No. 107 to provide guidance on SFAS No. 123(R), Share-Based Payments, (SFAS No. 123(R)). SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective March 29, 2005. In April 2005, the SEC modified the effective date of SFAS No. 123(R) to be as of the first reporting period of the first fiscal year beginning after June 15, 2005. The SEC’s modification of the effective date did not change the accounting required by SFAS No. 123(R). The impact of SFAS No. 123(R) and SAB No. 107 on the Company’s condensed consolidated financial statements is currently being evaluated.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2004 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2005.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in our 2004 Form 10-K.

At September 30, 2005, we had an outstanding foreign exchange derivative contract to purchase and sell foreign currency with notional amounts translated into U.S. Dollars of $90.1 million. At September 30, 2005, if the Euro strengthened by 10% against the U.S. Dollar, it would decrease the fair value of this contract and, as a result, accumulated other comprehensive income would decrease by approximately $4.6 million, net of tax.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro and the British Pound strengthened by 10% against the U.S. Dollar, the net impact to our net income would have been a reduction of approximately $0.6 million.

Interest Rate Risk

We had $14.0 million in variable rate debt outstanding at September 30, 2005. These debt obligations are subject to fluctuations in interest rates, which impact the amount of interest we must pay. If variable interest rates were to increase by 0.50% per annum, the annual impact to our net income would be immaterial.

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

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting and determined that there have been no changes in our internal controls over financial reporting during the third-quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

In the normal course of business, we are and have been party to, or otherwise involved in, litigations, claims and arbitrations that involve claims for substantial amounts. These proceedings have generally involved either competitor claims in connection with new employee hires, or claims from former employees in connection with the termination of their employment from us. We are also involved, from time to time, in examinations, investigations or proceedings by government agencies and self-regulatory organizations. There is also potential for client claims alleging the occurrence of errors in the execution of brokerage transactions.

We believe proceedings of these types are common in the inter-dealer brokerage industry due to its highly competitive nature. Although the ultimate outcome of these proceedings cannot be ascertained at this time, we believe that damages, if any, resulting from such proceedings will not, in the aggregate, have a material adverse effect on our financial condition, but may be material to our operating results for any particular period.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third-quarter of 2005, we used $3.2 million of the net proceeds from the IPO in connection with newly-hired brokerage personnel in Singapore to buy-out their employment contracts with their former employers and $4.0 million for capital contributions to certain subsidiaries in Asia to be used for investments in key personnel recruitment and for working capital purposes. As of September 30, 2005, we had fully utilized our net proceeds from the IPO.

ITEM 6.                EXHIBITS

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

GFI GROUP INC.
By:
/s/ JAMES A. PEERS
Date:	November 14, 2005	Name:	James A. Peers
		Title:	Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002