Form 10-K
period 2005-12-31
GFI Group Inc.
filed 2006-03-24
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  000-51103

GFI Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0006224
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
100 Wall Street, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

(212) 968-4100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $275,344,676 based upon the closing sale price of $35.60 as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $0.01 par value per share	28,042,939 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive proxy statement for its annual shareholders’ meeting to be held on May 31, 2006 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Forward Looking Statements

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•       the risks and other factors described under the heading “Risk Factors” and elsewhere in this Annual Report;

•       expansion and growth of our operations generally or of specific products or services;

•       our ability to attract and retain key personnel, including highly qualified brokerage personnel;

•       our entrance into new brokerage markets, investments in establishing new brokerage desks;

•       competition from current and new competitors;

•       future results of operations and financial condition;

•       the success of our business strategies;

•       economic, political and market factors affecting trading volumes, securities prices, or demand for our brokerage services;

•       financial difficulties experienced by our customers or key participants in the markets in which we focus our brokerage services;

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

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Item 1A—Risk Factors”; “Item 7—Managements Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere is this Annual Report, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities Exchange Commission (the “SEC”) and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.                BUSINESS

Our Business

Introduction

We are a leading inter-dealer broker specializing in over-the-counter derivatives products and related securities. We founded our business in 1987 and were incorporated under the laws of the State of Delaware in 2001 to be a holding company for our subsidiaries. We provide brokerage services and data and analytics products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. We function as an intermediary on behalf of our brokerage clients by matching their trading needs with counterparties having reciprocal interests. We focus on the more complex, and often less liquid, markets for sophisticated financial instruments, primarily over-the-counter derivatives, that offer an opportunity for strong growth and higher commissions per transaction than the markets for more standardized financial instruments. We have been recognized by various industry publications as a leading provider of inter-dealer brokerage services for certain products in the credit, financial, equity and commodity markets on which we focus.

We offer our clients a hybrid brokerage approach, combining a range of telephonic and electronic trade execution services, depending on the needs of the individual markets. We complement our hybrid brokerage capabilities with decision support products, such as value-added data and analytics software. We earn revenues for our brokerage services and charge fees for certain of our data and analytics products.

At December 31, 2005, we had 150 brokerage desks and 777 brokerage personnel (consisting of brokers, trainees and clerks) serving over 1,700 brokerage and data and analytics clients, including leading commercial and investment banks, through our principal offices in New York, Englewood (NJ), London, Paris, Hong Kong, Tokyo, Singapore and Sydney. As of December 31, 2005, we employed 694 brokers.

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

Information relating to corporate governance of the Company is also available on our website including information concerning our directors, board committees, including committee charters, our Code of Business Conduct and Ethics for all employees and for senior financial officers and our compliance procedures for accounting and auditing matters. In addition, the Investor Relations page of our website includes supplemental financial information that we make available from time to time.

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

Market Evolution

We define a liquid financial market as one in which a financial instrument is easy to buy or sell quickly with minimal price disturbance. The liquidity of a market for a particular financial product or instrument depends on several factors, including:  the presence of a number of market participants and facilitators of liquidity, the availability of pricing reference data, and the availability of standardized terms. Liquid markets are characterized by substantial price competition, efficient execution and high trading volume. While a market for an exchange-traded instrument is ordinarily liquid, some large over-the-counter markets, such as the market for U.S. treasury securities, are also highly liquid. In such liquid, over-the-counter markets, commissions are generally lower because there are often numerous, readily identifiable buyers and sellers causing the traditional telephonic brokerage services of inter-dealer brokers to be less essential and to command less of a premium.

Less liquid markets are characterized by fewer participants, less price transparency and lower trading volumes. Complex financial instruments that are traded over-the-counter are often less liquid and are traded primarily by more sophisticated institutional buyers and sellers. In a less liquid market, an inter-dealer broker can provide greater value to the efficient execution of a trade by applying its market knowledge to locate a number of bids and offers so that buyers and sellers may find counterparties with which to trade, which can be especially helpful for large or non-standardized transactions. An inter-dealer broker ordinarily accomplishes this by contacting potential counterparties directly by telephone or electronic messaging and, in some cases, with proprietary trading technology. In addition, in a less liquid market with fewer participants, disclosure of the intention of a participant to buy or sell could disrupt the market and lead to poor pricing. By using an inter-dealer broker, the identities of the transaction parties are not disclosed in many transactions until the trade is consummated and, therefore, market participants better preserve their anonymity. For all these reasons, in a less liquid market, an inter-dealer broker can offer important value to market participants.

As a market for a particular financial instrument develops and matures, more buyers and sellers enter the market, resulting in more transactions and more pricing information. In addition, the terms of such financial instrument tend to become more standardized, generally resulting in a more liquid market. In this way, a relatively illiquid market for an instrument may evolve over a period of time into a more liquid market. As this evolution occurs, the characteristics of trading, the preferred mode of execution and the size of commissions that inter-dealer brokers charge, may also change. In some cases, as the market matures, an inter-dealer broker may provide a client with an electronic screen or system that displays the most current pricing information. In addition, a market may have some characteristics of both more liquid and less liquid markets, which requires an inter-dealer broker to offer integrated telephonic and electronic brokering. We refer to this integrated service as hybrid brokerage. In some cases, hybrid brokerage involves coupling traditional broker-executed services with various electronic enhancements, such as electronic communications, price discovery tools and order entry. In other cases, hybrid brokerage involves full electronic execution supported by telephonic communication between the broker and its clients.

The Derivatives Market

Derivatives are increasingly being used by financial institutions, hedge funds and large corporations to manage risk or take advantage of an anticipated direction of a market by allowing holders to guard against gains or declines in the price of underlying financial assets, indices or other investments, without having to buy or sell such underlying assets, indices or other investments. The underlying asset, index or other investment may be, among other things, a physical commodity, an interest rate, a stock, an index or a currency. Derivatives are commonly used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by large corporate and sovereign debtors and changes in the prices of commodity products. Common types of derivatives include futures, options and swaps. They derive their value based on the inherent value of the underlying asset. According to a survey of its members conducted in 2003 by the International Swaps and Derivatives Association, which we refer to as ISDA, over 90% of the world’s 500 largest companies use derivative instruments to manage and hedge their risks more effectively.

Derivatives are traded both over-the-counter and on exchanges. According to a recent report of the Bank for International Settlements, over-the-counter derivatives accounted for over 82% of the total outstanding global derivatives transactions as of June 2005 (as measured by notional amount). The liquidity of markets for particular over-the-counter derivative instruments varies from highly liquid, such as the market for Eurodollar interest rate derivatives, to illiquid, such as the market for certain customized credit derivatives which are structured to meet specific investor needs.

ISDA also reported in a recent survey of its members that in the second half of 2005, among the derivative instruments surveyed, credit derivatives were the fastest growing segment of the derivatives market with notional amounts outstanding growing 39% over that six month period. The survey stated that at year-end 2005, notional amounts outstanding of credit derivatives grew to approximately $17.3 trillion from approximately $8.4 trillion at year-end 2004. This increase represented period-over-period growth of over 105%. Credit derivatives are currently traded entirely in over-the-counter transactions, either directly or through inter-dealer brokers and other financial institutions.

Furthermore, the number of different derivative instruments is growing as companies and financial institutions develop new and innovative derivative instruments to meet industry demands for sophisticated risk management and complex financial arbitrage. In its 2005 annual survey, Risk magazine identified 146 categories of derivatives, excluding commodity derivatives. Novel derivative instruments often have distinct terms and little or no trading history with which to estimate a price. Markets for new derivative instruments therefore require market intelligence and the services of highly skilled and well-informed brokers and reliable market data and pricing tools.

An example of more novel, over-the-counter derivative instruments would be credit default swaps on asset-backed securities (referred to as ABCDS). These instruments allow investors to take or offset risk of default in the asset-backed securities market, which includes securities backed by home equity and commercial real estate loans, credit card receivables and loans for automobiles, recreational vehicles and boats. Another example of an innovative and complex over-the-counter derivative instrument is carbon emissions options, which allow trading houses and other market participants to take or offset their exposure in the fast growing European market for carbon dioxide emissions allowances under the European Union Emissions Trading Scheme, or ETS. The ETS permits European-based companies that exceed individual carbon dioxide emissions targets to purchase emissions allowances from companies that emit less than their emissions targets.

Our Market Opportunity

We believe the markets for financial instruments, especially the markets for derivative instruments, present us with the following opportunities to provide value to our clients:

Need for efficient execution in both liquid and less liquid markets.   While the use of execution technology is becoming more common in the inter-dealer brokerage industry, only certain highly liquid and standardized financial instruments may be fully traded electronically in an efficient manner. More complex over-the-counter products, such as derivatives, typically require telephonic brokerage to provide market intelligence to clients and to aid the execution process. We believe that inter-dealer brokers who provide a combination of telephonic and electronic brokerage services are better positioned to meet the particular needs of the markets in which they operate than competitors that cannot offer this combination of services.

Need for expertise in the development of new markets.   In order to better support their clients’ evolving investment and risk management strategies, our dealer clients create new products, including new derivative instruments. Dealers also modify their trading techniques in order to better support their clients’ needs, such as by integrating the trading of derivative instruments with the trading of related underlying or correlated financial assets, indices or other investments. We believe the markets for these new products and trading techniques create an opportunity for those inter-dealer brokers who, through market knowledge and extensive client relationships, are able to identify these new product opportunities and to focus their brokerage services appropriately.

Need for market intelligence.   Inter-dealer brokers that execute a higher volume of trades of a particular financial product and have access to more market participants are better positioned to provide valuable pricing information than brokers who less frequently serve that market. In less liquid financial markets, including markets for novel and complex financial instruments, market leadership becomes more important because reliable pricing information is scarce. Market participants in these less liquid markets utilize the services of the leading inter-dealer brokers in order to gain access to the most bids and offers for a particular product. Similarly, inter-dealer brokers who have a leading market share can offer superior market data and analytics tools based on their access to the broadest selection of transaction and pricing information. For example, market participants are increasingly pursuing trading strategies that combine credit default swaps with convertible bonds and equity derivatives of securities of a single issuer or a basket of issuers. Inter-dealer brokers that have high volumes of bids and offers in the credit derivative markets and have access to technology which allows them to track such market data against activity in the bond and equity markets are well positioned to provide market participants with analytical insight into correlated movements in related securities of a single issuer or related issuers or indexes.

Increasing industry consolidation.   Historically, the inter-dealer brokerage industry consisted of a number of small and mid-sized private companies that used traditional telephonic brokerage methods to serve their clients and to compete against each other in various product categories. The industry has begun to consolidate in recent years, in part, due to the increasing importance of technology, including electronic execution, integrated trade processing and analytics and market data. Through acquisitions, larger inter-dealer brokers with access to capital have been better positioned to make the investments necessary to supply their clients with this technology. As a result of these trends, smaller inter-dealer brokers may find it harder to compete and several have been acquired by larger inter-dealer brokers with developed technological capabilities and better access to capital. We believe that the continued consolidation of the industry provides an opportunity for these larger inter-dealer brokers to strategically expand their businesses to better serve evolving client demands.

Our Competitive Strengths

We believe our principal competitive strengths are the following.

Leading Position in Key Markets and Strong Brand.   We believe that over our eighteen year history, we have successfully created value in our brand that our clients associate with high quality services in the markets on which we focus. Our leadership in these markets, such as the markets for certain credit and equity derivatives, foreign exchange options and commodity products, has been recognized by rankings in industry publications such as Risk magazine, FX Week and Energy Risk magazine. In an annual survey conducted by Risk magazine, we have been named the leading broker in more categories of credit derivatives than any other inter-dealer broker in each of the last seven years. In its 2005 annual survey, Risk magazine also named us as a leading broker in numerous currency and equity options markets. The Risk magazine rankings are based on an annual survey of dealers and brokers in the various markets covered by the magazine. In addition, our Fenics® FX option analysis product is a leading analytic tool in the foreign exchange market. We believe our leading positions in these markets provide us with greater access to market and pricing information in those markets, including a broad selection of proprietary market data that we are able to provide to our clients. In addition, we believe that our leading market share in key over-the-counter markets, such as credit derivatives, and our ability to use technology to track such market data, enables us to provide market participants with better analytical insight into correlated movements in related securities of a single issuer or related issuers or indexes in the credit derivative, bond and equity markets than other inter-dealer brokers can offer. We further believe our leadership positions in these areas and our well-developed relationships with leading financial institutions better enables us to identify and exploit market opportunities resulting from the introduction of new or evolving financial instruments in those markets.

Ability to Identify and Develop High Growth, Less Liquid Markets.   We focus on complex and innovative financial markets where liquidity is harder to achieve and, therefore, our services are more valuable to market participants. We believe these markets offer an opportunity for growth to inter-dealer brokers that move early to foster liquidity. We seek to anticipate the development and growth of markets for evolving, innovative financial products in which we believe we can garner a leading market position and enjoy higher commissions. For example, we entered the credit derivatives market in 1996, at a time when we believed the market showed promise but had only modest activity. According to the British Bankers’ Association, the size of the global credit derivatives market was only $180 billion in 1997 (measured by notional amount outstanding). According to ISDA, notional amounts outstanding of credit derivatives have grown to $17.3 trillion at year-end 2005, a compounded annual growth rate of over 77% for that eight year period. We believe our familiarity with the needs of such rapidly growing markets and our experience with complex product structures allow us to better serve clients in high-growth, less liquid markets than many of our competitors.

Hybrid Brokerage Platforms.   Most of the trading in our markets was historically performed over the telephone between individual brokers and clients. However, in an increasing number of the markets in which we participate, telephonic brokerage services are being supplemented by electronic trading systems. While we expect this trend to continue, we believe that the more complex, less liquid markets on which we focus often require significant amounts of personal and attentive service from our brokers. We seek to tailor our use of technology to the trading nuances of each specific market. To the extent we identify a need for it in a market, we offer a hybrid approach to our clients that combines a range of telephonic and electronic trade execution services depending on the needs of the individual markets. For example, our clients may choose between utilizing our GFI CreditMatch® electronic trading platform to trade credit derivatives entirely on screen or may execute the same transaction over the telephone through our brokers. We also believe we add value for clients who trade in the complex financial markets in which we specialize by offering data and Fenics® analytics products for decision support as well as our MarketHub analytics product for analytical insight into correlated movements in related securities of a single issuer or related issuers or indexes. We seek to establish data communication and “straight-through-processing” connections with our clients’ settlement, risk management and compliance operations in order to better serve their needs and to strengthen our relationships with them. Straight-through-processing generally involves the use of technology to automate the processing of financial transactions, from execution to settlement, in order to minimize human error, reduce operational costs and time, and enhance transaction information and reporting. We believe our hybrid brokerage approach provides us with a competitive advantage over competitors who do not offer this technology.

Quality Data and Analytics Products.   We are one of the few inter-dealer brokers that offer a broad array of data and analytics products to participants in the complex financial markets in which we specialize. Our data products are derived from the trade data compiled from our brokerage services in our key markets. For example, our MarketHub analytics product is a cross-asset application which combines our detailed credit default swaps data with exchange-traded equity and equity options data and news, commentary and analytics in a single web-based application. Our MarketHub product is designed to give our brokers and clients a cross-asset view of different securities in a company’s capital structure in order to identify and analyze correlated movements or other relationships among financial instruments and markets. Our analytics products also benefit from the reputation of the Fenics® brand for reliability, ease of use and independence from any large dealer. Our Fenics® tools are used, not only by our traditional brokerage clients, but also by their clients, such as national and regional financial institutions and large corporations worldwide. These products are designed to serve the needs of certain markets for reliable data and trusted analytics tools and are leveraged to enhance our brokerage revenues across market products. We believe that our ability to offer these products helps to support our leadership in our key markets.

Experienced Senior Management and Skilled Brokers and Technology Developers.   We have a senior management team that is experienced in identifying and exploiting markets for evolving, innovative financial instruments. We also employ over 690 skilled and specialized brokers, many of whom have extensive product and industry experience. Working with our senior management, our brokers have shown an ability to identify future trading markets and take advantage of opportunities they may present, which provides us with a competitive advantage over firms that emphasize electronic trading in relatively mature markets. Although the competition for brokers is intense, we have historically experienced low broker turnover, and have been able to effectively hire new brokers and establish new brokerage desks in areas in which we seek to expand our operations. In addition, our in-house technology developers are experienced at developing electronic trading platforms and commercial quality software that are tailored to the needs of certain select markets in which we focus. Our brokers utilize this technology and market information to provide their clients with enhanced services. We believe that the combination of our experienced senior management, skilled brokers and technology developers gives us a competitive advantage in executing our business strategy.

Diverse Product and Service Offerings.   We offer our products and services in a diverse array of financial markets and geographic regions. Historically, the markets on which we focus have volume and revenue cycles that are relatively distinct from each other and have generally not been correlated to movements in the broad equity indices. Further, our decision support products, including our market data and analytical tools, give us an opportunity to leverage and expand our client base, providing revenue sources beyond our traditional brokerage clients. We believe our diverse product and service offerings provide us with a competitive advantage over many of our competitors that may have more limited product and service offerings and, therefore, may be more susceptible to downturns in a particular market or geographic region.

Our Strategy

We intend to continue to grow our business by being a leading provider of brokerage services and data and analytics to the markets on which we focus. We intend to employ the following strategies to achieve our goals.

Maintain and enhance our leading positions in key markets.   We intend to maintain our position as a leading provider of brokerage services and data and analytics products to the markets on which we focus. We plan to continue leveraging the market strength and brand recognition that we have developed for a range of derivative instruments and underlying securities in the credit, financial, equity and commodity markets. We will also continue deploying our specialized brokers in higher-margin product areas and improve their productivity through technological innovation. We intend to continue to leverage both our leading market share in key over-the-counter markets, such as credit derivatives, and our technological ability to track such market data. This allows us to provide market participants with analytical insight into correlated movements in related securities of a single issuer or related issuers or indexes in the credit derivative, corporate bond and equity markets. We also intend to continue offering quality data and analytics products in certain select products requiring reliable decision-support tools. Through these means, we seek to enhance our services in existing markets and deepen long-standing relationships with our global institutional clients.

Continue to expand through hiring new brokers and identifying and developing less liquid, high-growth markets.   We increased our number of brokerage desks by 49 desks to 150 desks at December 31, 2005 from 101 desks from December 31, 2004 and by 23 desks in 2004 to 101 desks at December 31, 2004 from 78 desks at December 31, 2003. Many of these brokerage desks cover the less liquid, high-growth markets in which we specialize or cover markets that are complementary to those markets. Combined, the revenue of brokerage desks opened or restructured since the beginning of 2003 represented 39.4% of our total revenues for the year ended December 31, 2005. In the past, we have primarily established new brokerage desks through the strategic redeployment of existing brokers from other brokerage desks and the selective hiring of new brokers. Individual brokerage desks are separately tracked and monitored in an effort to drive performance. We will continue to focus on identifying high growth markets where liquidity is more valuable and to actively pursue early-mover opportunities. We also intend to continue to expand our presence in Europe and in the Asia-Pacific markets, where we believe there are opportunities to increase our revenues. As part of this effort, in 2005, we expanded our operations in Tokyo and entered into a lease for office space in Paris. In the first quarter of 2006, our Paris office commenced operations.

Continue to pursue diverse revenue opportunities.   We offer our products and services in a diverse array of financial markets and geographic regions, which we believe can lessen the impact to us of a downturn in any particular market or geographic region. We intend to continue managing our business with the goal of maintaining the diversity of our revenues. On a geographic basis, approximately 42.2% of our total revenues for the year ended December 31, 2005 was generated by our European operations, 50.2% was generated by our North American operations and 7.6% was generated by our operations in the Asia-Pacific region. Additionally, for the year ended December 31, 2005, no one customer accounted for more than approximately 7.5% of our total revenues from all products, services and regions, and our largest brokerage desk accounted for less than 7.0% of total revenues.

Strategically expand our operations through business acquisitions.   Historically, the inter-dealer brokerage industry was fragmented and concentrated mainly on country or regional specific marketplaces and discrete product sets, such as foreign exchange or energy products. Over time, however, the industry has experienced increasing consolidation as larger inter-dealer brokers have sought to enhance their global brokerage services and offset client commission pressure in maturing product categories by acquiring smaller competitors that specialized in specific product markets. We plan to continue to selectively seek opportunities to expand our relationships with large financial dealers into new or existing product areas through the acquisition of complementary businesses. As part of this strategy, in September 2005, we acquired the North American business of Starsupply Petroleum LLC (“Starsupply”), a leading broker of oil products and related derivative and option contracts for $15.3 million in cash, including $0.2 million of direct transaction costs related to the acquisition, consisting primarily of legal and other professional fees. We believe that our increased presence in the United States oil brokerage market is timely because of current volatility and uncertainty in world oil markets. We also believe the acquisition of Starsupply is complementary to our existing commodity, energy and shipping brokerage services. We added nine energy-related desks from Starsupply, including petroleum feedstocks, petroleum products, crude oil, petrochemicals, product derivatives, crude derivatives, crude and product options, fuel oil and gas liquids. By increasing our product offerings, we can increase the number of points of contact with our institutional clients, which we believe will further institutionalize our client relationships and strengthen the GFI brand.

Leverage infrastructure and technology to improve margins.   Although we will continue to invest in our operational capabilities and technology, we believe that we are now well positioned to leverage our operations, technology and other support areas, such as our executive and finance departments, to create cost efficiencies and improve margins. This leverage was demonstrated in 2005 as total revenues for the year ended December 31, 2005 grew 38.6% over the prior year while income before provision for income taxes grew 95.3%. Moreover, we will continue to provide technologically enhanced transaction capabilities and, where possible, install “straight-through-processing” connections with our clients’ settlement, risk management and compliance operations, in order to better serve their needs and to provide us with additional opportunities to increase our revenue. We will also continue to seek to further expand our pre-tax margins through management of the cost of our operations and the selective application of technology to improve broker productivity.

Our Market Focus

Our brokerage operations focus on a wide variety of credit, financial, equity and commodity instruments around the world. Within these markets, we focus on the more complex, less liquid markets for sophisticated financial instruments, primarily over-the-counter derivatives. Over-the-counter derivatives are generally structured as forwards, swaps or options. A forward is an agreement between two parties to exchange an asset or cash flows at a specified future date at a price agreed on the trade date. A swap is an agreement between two parties to exchange cash flows or other assets or liabilities at specified payment dates during the agreed-upon life of the contract. An option is an agreement that gives the buyer the right, but not the obligation, to buy or sell a specified amount of an underlying asset at an agreed upon price on, or until, the expiration of the contract. We also support and enhance our brokerage operations by providing trading platforms and straight-through processing connections where applicable.

We provide brokerage services to our clients through agency or principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and they then settle the trade directly. Commissions charged to our clients in agency transactions vary across the products for which we provide brokerage services.

We generate revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, we act as a “middleman” by serving as counterparty for an identified buyer and an identified seller in matching reciprocal back-to-back trades. These transactions are then settled through clearing institutions with which we have a contractual relationship. Because the buyer and seller each settle their transactions through us rather than with each other, the parties are able to maintain their anonymity. A limited number of our brokerage desks are allowed to enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers or for the purpose of proprietary trading in order to arbitrage the value between an exchange traded fund and its component securities. These unmatched positions are intended to be held short term.

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

Each of our offices in New York, London, Sydney, Hong Kong, Singapore and Tokyo provides brokerage services in a broad range of credit derivative products that include single-entity credit default swaps, emerging market credit default swaps, credit indices, options on single-entity credit default swaps, options on credit indices and credit index tranches. We also provide brokerage services in markets for a range of non-derivative credit instruments, such as investment grade corporate bonds, high yield corporate bonds, emerging market Eurobonds, bank capital preferred shares, asset-backed bonds and floating rate notes. We have continued to expand our services in New York and London to better accommodate clients that engage in trading strategies that combine credit default swaps with corporate bonds and equity derivatives on securities of a single issuer. This expansion allows us increasingly to compile data on a single issuer from each of the bond, equity and credit derivative markets and to provide investors with analytical insight into a single issuer or related issuers. We support our credit brokerage with GFI CreditMatch®, an electronic trading system that provides trading, trade processing and straight-through-processing functionality to our clients. Consistent with our hybrid brokerage model, clients may choose between utilizing GFI CreditMatch® to trade certain credit derivative products entirely on screen or executing the same transaction over the telephone through our brokers.

Financial Products.   We provide brokerage services in a range of financial instruments, including foreign exchange options, exotic options and interest rate swaps. Exotic options include non-standard options on baskets of foreign currencies, forward contracts and non-deliverable forward contracts, which are forward contracts that do not require physical delivery of the underlying asset. For these products, we offer telephonic brokerage services in our New York, London, Hong Kong, Singapore and Sydney offices, augmented in select markets with our GFI FX Trading System, a browser-based electronic trading platform. We also offer a straight-through-processing capability that automatically reports completed telephonic and electronic transactions directly to our clients’ position-keeping systems and provides position updates. This processing capability covers currency option trades executed through our worldwide brokerage desks. Our New York office focuses on providing brokerage services for foreign exchange option trading among the U.S. Dollar, the Japanese Yen and the Euro, which are referred to as the G3 currencies, as well as foreign exchange options, forward contracts and non-deliverable forward contracts and interest rate swaps for certain U.S., Canadian and Latin American currencies. Our New York office also offers bond options, swap options and corporate and emerging market repo brokerage services. Our London office also covers foreign exchange option trading in the G3 currencies along with nearly all European cross currencies, including the Russian Rouble and Eastern European currencies, for which we provide brokerage services for forwards and non-deliverable forwards. In addition, our London office offers European and corporate repo and currency basis and dollar swaps brokerage services. Our brokers in Singapore provide brokerage services for foreign exchange currency options, non-deliverable forwards and interest rate swaps for regional and G3 currencies. Our Sydney office brokers foreign exchange currency options for the Australian dollar for our customers in Australia.

Equity Products.   We provide brokerage services in a range of equity products, including U.S. domestic equity, international equity, equity derivatives and Global Depositary Receipts (“GDRs”) and American Depositary Receipt (“ADRs”) stocks. We offer telephonic equity brokerage services from our brokerage desks in New York, London, Paris and Hong Kong and, where appropriate, our electronic screen-based trading systems. Through our various offices we broker trades in the over-the-counter market as well as certain exchange-traded securities. Our London office provides brokerage services in equity index options, single stock options, global depository receipts, Pan-European equities and Japanese equity derivatives. From our Hong Kong office, we offer brokerage services in GDRs and ADRs for Hong Kong, Korean and Japanese equity derivatives. Our New York office provides brokerage services in single stock cash equities, single stock options, index options, sector options, equity default swaps, variance swaps, total return swaps and ADRs. In the first quarter of 2006, our Paris office began providing brokerage services in financial futures, cash equities and single stock and equity index options. Through our various subsidiaries, we are members of the following exchanges: International Securities Exchange, Chicago Mercantile Exchange (non-member firm), London Stock Exchange, Eurex, Euronext.liffe, Baltic Exchange and Intercontinental Exchange.

Commodity Products.   We provide brokerage services in a wide range of commodity products, including oil, natural gas, electricity, wet and dry freight derivatives, precious metals, coal, weather derivatives, emissions and pulp and paper. As a result of our acquisition of Starsupply, based in Englewood, New Jersey, we added nine energy-related desks, including petroleum feedstocks, petroleum products, crude oil, petrochemicals, product derivatives, crude derivatives, crude and product options, fuel oil and gas liquids. Through a partnership with A.C.M. Shipping Limited, we offer hybrid telephonic and electronic brokerage of wet freight derivatives in London, Singapore and New York. Wet freight derivatives allow oil companies, ship owners and other users of wet freight cargo capacity to better manage volatile shipping costs for their products by effectively locking in the cost of shipping future product. We provide extensive brokerage services for both cash-based and derivative instruments in energy products such as electricity, natural gas and weather derivatives. Weather derivatives allow utilities, agri-businesses and other weather-affected businesses to better manage risks associated with changes in weather patterns. For example, a utility may purchase a weather derivative from a financial institution in order to guard against the risk that unseasonably cool summer weather will result in lower energy consumption by its clients. Our London office provides energy product brokerage services in many European national markets, including for electricity, oil, coal and emissions. In London, our telephonic brokerage capabilities are augmented with electronic brokerage capabilities that enable our clients to trade electricity, coal, and wet and dry freight derivatives on a trading system we license from a third party. From our New York office, we provide brokerage services in natural gas, oil and electricity in numerous U.S. regional electricity markets. Our Singapore office brokers dry freight derivatives and oil derivatives.

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

Data and Analytics.   In selected markets, we license market data and analytics products that are used to build pricing models, develop trading strategies and to manage, price and revalue derivative portfolios. These products are sold on a subscription basis through a dedicated sales team. We also sell our MarketHub analytics product, which combines our detailed credit default swaps data with exchange-traded equity and equity options data and news, commentary and analytics in a single web-based application, on a subscription basis.

We provide market data in the following product areas:  foreign exchange options, credit derivatives, European repurchase agreements, emerging market bonds, European energy and North American energy. We make our data available through a number of channels including streaming web portals, file transfer protocol downloads, Fenics analytical tools and data vendors. Revenue from market data products consists of up-front license fees and monthly subscription fees and individual large database sales. In addition, we have data distribution relationships with Reuters, Telerate, Bloomberg, Quick and Comstock who license our data for distribution to their global users.

We currently offer our Fenics® analytics products primarily for the foreign exchange option markets, and, to a lesser extent, for certain precious metals, credit derivative, energy derivative and wet and dry freight markets. Fenics FX is a leading foreign exchange option pricing and analysis tool that is licensed for use at hundreds of sites globally. Fenics FX provides an array of tools, math models and independent market data that permits clients to quickly and accurately price and revalue both standard and exotic foreign exchange options. Fenics FX can also be integrated with most aspects of a client’s trading infrastructure, and allows clients to control, monitor and more effectively oversee each stage of foreign exchange option trading.

Recently we extended our foreign exchange option products to include an e-commerce foreign exchange execution platform called Fenics DealFX. Built in conjunction with one of the world’s leading foreign exchange dealers, this trading solution is now in use and facilitates on-line trading of foreign exchange options between our clients and their customers. We retained certain of the intellectual property rights on this product and are in discussions with other dealers to implement this solution. This project brought together our Fenics FX capability with our experience in developing on-line trading platforms. In addition, we recently introduced our MarketHub analytics product, a cross-asset application which combines our detailed credit default swaps data with exchange-traded equity and equity options data and news, commentary and analytics in a single web-based application. Our MarketHub product is designed to give our clients a cross-asset view of different securities in a company’s capital structure in order to identify and analyze correlated movements or other relationships among financial instruments and markets.

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

Our Clients

As of December 31, 2005, we provide brokerage services and data and analytics products to over 1,700 institutional clients, including leading investment and commercial banks, large corporations, insurance companies and hedge funds. Notwithstanding our large number of clients, several dozen large financial institutions generate the majority of our brokerage revenues. The dealers that are our principal brokerage clients are many of the leading financial institutions in the world, including:  Barclays Bank, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Lehman Brothers, Merrill Lynch, Morgan Stanley and UBS. Despite the importance of these large financial institutions to our brokerage business, no one client accounted for more than approximately 7.5% of our total revenues from all products and services globally for the year ended December 31, 2005.

Sales and Marketing

In order to promote new and existing brokerage, data and analytics software services, we utilize a combination of our own marketing and public relations expertise and external advisers  in implementing selective advertising and media campaigns. We participate in numerous trade-shows to reach potential brokerage, data and technology clients. We also utilize speaking opportunities to position key brokers and specialists as market experts and help promote our core products and services. Additionally, we market our brokerage services through the direct interaction of our brokers with their clients. This direct interaction also permits our brokers to discuss new product and market developments with our clients. Our data and analytics products are actively marketed through a dedicated sales and support team. As of December 31, 2005, we employed 45 sales, marketing and customer support professionals, consisting of 28 sales employees and executives, 4 marketing employees and 13 customer support employees. Our sales force calls on a broad range of clients including traders, risk managers, sales staff, analysts and e-commerce specialists at banks, hedge funds, fund managers, insurance companies and treasurers in large corporations.

Technology

Brokerage Technology.   We employ a technology development philosophy that emphasizes state-of-the-art technology with cost efficiency in both our electronic brokerage systems and data and analytics products. We take a flexible approach by developing in-house, purchasing or leasing technology products and services and by outsourcing support and maintenance where appropriate to manage technology expense more effectively. For each market in which we operate, we seek to provide the optimal mix of electronic and telephonic brokerage.

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

Market Data and Analytics Products Technology.   Our market data and analytics products are developed internally using advanced development methodologies and computer languages. Through years of developing Fenics products, our in-house software development team is experienced in creating simple, intuitive software for use with complex derivative instruments. Our MarketHub analytics product is a web-based, cross-asset application combining our detailed credit default swaps data with exchange-traded equity and equity options data and news, commentary and analytics in a single web-based application.

Support and Development.   At December 31, 2005, we employed a team of 148 computer, telecommunication, network, database, client support, quality assurance and software development specialists. The activities of our development staff are split approximately evenly between infrastructure support services and software development. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our clients and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

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

We pursue registration of some of our trademarks in the United States and in other countries. “GFI Group,” “GFInet,” “Fenics,” “GFI CreditMatch” and “Starsupply” are registered trademarks in the United States and/or numerous overseas jurisdictions. We have also applied for registration of various other trademarks, including multiple derivations of the “GFI Group,” “GFInet” and “GFI CreditMatch” names.

We have applied for several patents related to our products and services. We believe that no single patent or application or group of patents or applications will be of material importance to our business as a whole.

Competition

Competition in the inter-dealer brokerage industry is intense. Our primary competitors with respect to our over-the-counter brokerage services are currently other inter-dealer brokers and a few electronic brokerage platforms. Additional competition may arise from multi-dealer trading consortia and securities and futures exchanges. Our primary competitors for our data and analytics products are currently other inter-dealer brokers and data and technology vendors.  Certain of our larger competitors have announced their intention to offer enhanced electronic trading platforms for specific products.

Inter-Dealer Brokers.   The current size of the wholesale brokerage market is difficult to estimate as there is little third party, external data on the industry and several participants are private companies and do not publicly report revenues. Historically, the inter-dealer brokerage industry has been characterized by fierce competition for clients and brokers. Over the past several years, the industry has been characterized by the consolidation of well-established, smaller firms into five principal, global inter-dealer brokers: GFI Group Inc., ICAP Plc, the Tullett Prebon division of Collins Stewart Tullett Plc, Tradition Financial Services (a subsidiary of Cie Financiere Tradition) and Cantor Fitzgerald/BGC Partners L.P. and its publicly traded subsidiary, eSpeed, Inc. We believe this consolidation has resulted from a number of factors, including:  the consolidation of primary institutional dealer clients; pressure to reduce brokerage commissions, particularly in more commoditized products; greater dealer demand for costly technological capabilities; the need to leverage relatively fixed administrative and regulatory costs and, increasingly, greater client demand for market information about correlated financial products. Nevertheless, a number of smaller, privately held firms that tend to specialize in niche products or specific geographical areas remain in the market.

Consortia and Exchanges.   The Internet boom resulted in the establishment of many electronic brokerage or trading platform start-ups. Only a limited number of these firms, with either backing from groups that have organized themselves as a consortium of major dealers or from one or more inter-dealer brokers, have survived. Dealer firms within a consortium platform could elect to conduct a disproportionate or increased share of their business between other member firms, or even to deal directly with each other, thus reducing liquidity in the traditional inter-dealer markets and potentially reducing the size of our market.

Certain derivatives exchanges allow participants to trade standardized futures and options contracts. Major derivative exchanges include the Chicago Mercantile Exchange, the Chicago Board of Trade, The Chicago Board of Options, Eurex and Euronext.liffe. Exchange-traded products, unlike the over-the-counter products we focus on, typically contain more standardized terms, are more commoditized, and are typically traded in contracts representing smaller notional amounts. We believe that exchanges will continue to seek to leverage their platforms and attempt to grow by introducing products designed to compete with certain of the products covered by inter-dealer brokers in the over-the-counter marketplace.

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

Regulation

Certain of our subsidiaries, in the ordinary course of their business, are subject to extensive regulation by government and self-regulatory organizations both in the United States and abroad. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets. These regulations are designed primarily to protect the interests of the investing public generally and thus cannot be expected to protect or further the interests of our company or our stockholders and may have the effect of limiting or curtailing our activities, including activities that might be profitable.

U.S. Regulation and Certain Clearing Arrangements.   GFI Securities LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC, and the State of New York, and is a member of the National Association of Securities Dealers (“NASD”). Broker-dealers are subject to regulations and industry standards of practice that cover many aspects of their business, including initial licensing requirements, sales and trading practices, safekeeping of clients’ funds and securities, capital structure, record keeping, supervision and the conduct of affiliated persons, including directors, officers and employees. GFI Securities LLC also operates an electronic trading system that is regulated pursuant to Regulation ATS under the Securities Act.

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

As a member of the NASD, GFI Securities LLC is subject to certain regulations regarding changes in control of its ownership. NASD Rule 1017 generally provides that NASD approval must be obtained in connection with any transaction resulting in a change in control of a member firm. The NASD defines control as ownership of 25% or more of the firm’s equity by a single entity or person and would include a change in control of a parent company. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited by the NASD.

Several of GFI Securities LLC’s equity and corporate bond brokerage desks have experienced issues relating to reporting trades to the NASD on a timely basis, which is required by NASD rules. In February 2006, this subsidiary was fined $25,000 for issues relating to late trade reporting of trades in 2004 and in October 2005, this subsidiary was fined $35,000 for issues relating to late trade reporting in 2003. This subsidiary has also paid similar fines in prior years and is currently being examined by the NASD for similar issues relating to late trade reporting  in 2004 and 2005. As a result of the foregoing, and after discussion with the NASD, this subsidiary has taken steps designed to improve its ability to report trades in a timely manner. While we believe that these efforts will be effective and diminish or eliminate this problem, we cannot make any assurance that our efforts will be effective. In connection with its current examinations, the NASD may seek to impose further fines on us or seek to take other corrective action.

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

The SEC, NASD, CFTC and various other regulatory agencies within and outside of the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule under the Exchange Act requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form.

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

The SEC and the NASD impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, the Net Capital Rule and certain NASD rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and the NASD for certain capital withdrawals.

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

Foreign Regulation and Certain Clearing Arrangements.   Our overseas businesses are also subject to extensive regulation by various foreign governments and regulatory bodies. In the United Kingdom, the Financial Services Authority (“FSA”) regulates our subsidiaries, GFI Brokers Limited and GFI Securities Limited. The regulatory framework applicable to our U.K. regulated subsidiaries is extensive and broadly similar to that described above for our U.S. regulated subsidiaries.

As with those U.S. subsidiaries subject to NASD rules, the ability of our regulated U.K. subsidiaries to pay dividends or make capital distributions may be impaired due to applicable capital requirements. Our regulated U.K. subsidiaries are subject to “consolidated” regulation, in addition to being subject to regulation on a legal entity basis. Consolidated regulation impacts the regulated entity and its parent holding companies in the U.K, including the regulated entity’s ability to pay dividends or distribute capital.

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

GFI Securities Limited is a member of Euroclear for the purpose of clearing certain debt and equity transactions. This membership requires GFI Securities Limited to deposit collateral or provide a letter of credit to Euroclear so that Euroclear will extend a clearing line to GFI Securities Limited.

In Hong Kong, the Securities and Futures Commission (“SFC”) regulates our subsidiary, GFI (HK) Securities LLC, as a Securities Dealer. The compliance requirements of the SFC include, among other things, net capital requirements (known as the Financial Resources Rule) and stockholders’ equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with GFI (HK) Securities LLC and requires the registration of such persons.

In Tokyo, the Japan Securities Dealers Association (“JSDA”) regulates GFI Securities Limited’s Japanese branch. The JSDA regulates the activities of the officers, directors, employees and other persons affiliated with the branch. This branch is required to maintain “brought-in” capital, as defined, of 50,000,000 Japanese Yen as part of its licensing requirement, in accordance with the Foreign Securities Firms Law. The branch is also subject to the JSDA’s financial requirement that revenue plus “brought-in” capital exceed a ratio of 120.0% of relevant expenditure.

In Paris, a branch of GFI Securities Limited was established through the exercise of its passport right to open a branch in an European Economic Area (“EEA”) state. This branch commenced operation on February 1, 2006. The establishment of the branch was approved by the FSA and acknowledged by Banque de France in France. The branch will be subject to the conduct of business rules of the Autorite Des Marches Financiers (“AMF”) when dealing with resident customers of France and will be regulated, in part, by the FSA.

In Singapore, the Monetary Authority of Singapore (“MAS”) regulates our subsidiary GFI Group PTE Ltd. The applicable compliance requirements of the MAS include, among other things, maintaining stockholders’ equity of 3 million Singapore dollars and monitoring GFI Group PTE Ltd.’s trading practices and business activities. The MAS regulates the activities of certain of the officers and employees of GFI Group PTE Ltd, and requires regular reports of our financial condition.

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

All of our subsidiaries that are subject to foreign net capital rules have been, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders’ equity requirements.

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

Employees

At December 31, 2005, we employed 1,151 people. Of these, 777 are brokerage personnel (consisting of 694 brokers and 83 trainees and clerks), 148 are technology and telecommunications specialists and 45 comprise our data and analytics sales, marketing and customer support professionals. Approximately 45% of our employees are based in North America, 40% are based in Europe and the remaining 15% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruption of operations due to labor disagreements.

ITEM 1A. RISK FACTORS

Economic, political and market factors beyond our control could reduce trading volumes, securities prices and demand for our brokerage services, which could harm our business and our profitability.

In each of the three years in the period ended December 31, 2005, over 94% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services, which are directly affected by many national and international factors. Any one of the following factors, among others, may cause a substantial decline in the financial markets in which we offer our services, resulting in reduced trading volume. These factors include:

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

Some of our competitors offer a wider range of services, have broader name recognition and have larger client bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can, and may be able to undertake more extensive marketing activities. Our competitors may also seek to hire our brokers, which could result in a loss of brokers by us or in increased costs to retain our brokers. In addition to the competitors described above, our large institutional clients may increase the amount of trading they do directly with each other rather than through us, in which case our revenues could be adversely affected. In particular, several large market data and information providers currently offering varying forms of electronic trading of the types of financial instruments in which we specialize have announced their intention to expand their electronic trading platforms or to develop new platforms. If we are not able to compete successfully in the future, our business, financial condition and results of operations would be adversely affected.

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

Because competition for the services of brokers is intense, we may not be able to attract and retain the highly skilled brokers we need to support our business or we may be required to incur additional expense to do so.

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

We may not be successful in our efforts to recruit and retain brokerage personnel. If we fail to attract new personnel or to retain and motivate our current personnel, or if we incur increased costs associated with attracting and retaining personnel (such as sign-on bonuses to attract new personnel), our business, financial condition and results of operations may suffer.

In addition, recruitment and retention of qualified staff could result in substantial additional costs. We have been party to, or otherwise involved in, several litigations and arbitrations involving competitor claims in connection with new employee hires and claims from former employees in connection with the termination of their employment. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We are currently involved in several litigations and arbitrations with our competitors relating to new employee hires or departures. We believe such proceedings are common in our industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these claims, we generally incur significant expense and management time dealing with these claims.

We are dependent on our management team, and the loss of any key member of our team may prevent us from executing our business strategy effectively.

Our future success depends, in large part, upon our management team. In particular, we are highly dependent on the continued services of our chief executive officer and founder, Michael Gooch, and other executive officers who possess extensive financial markets knowledge and management skills. Neither Michael Gooch nor Colin Heffron, our president, are bound by employment contracts to remain with us for a specified period of time. We may not be able to find an appropriate replacement for Michael Gooch, Colin Heffron or any other executive officer if the need should arise. In addition, due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel could become subject to suspensions or other limitations on the scope of their services to us from time to time. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products. We maintain “key person” life insurance policies on Michael Gooch, but we do not have any such policies for our other officers or personnel.

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

We provide services and products to clients in Europe, Asia and Australia through offices in London, Paris, Hong Kong, Singapore, Sydney and Tokyo and we may seek to further expand our operations throughout these regions in the future. On a geographic basis, approximately 42% and 50% of our total revenues for the years ended December 31, 2005 and 2004, respectively, were generated by our European operations, 50% and 44%, respectively, were generated by our North America operations and 8% and 6%, respectively, were generated by our operations in the Asia-Pacific region. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

•       additional regulatory requirements;

•       tariffs and other trade barriers;

•       difficulties in recruiting and retaining personnel, and managing international

•       operations;

•       potentially adverse tax consequences; and

•       reduced protection for intellectual property rights.

If we are unable to manage any of these risks effectively, our business could be adversely affected.

Our international operations also expose us to the risk of fluctuations in currency exchange rates. For example, a substantial portion of our revenue from our European operations is received in Euros and U.S. Dollars, whereas many of our expenses from our European operations are payable in British Pounds. Our risk management strategies relating to exchange rates may not prevent us from suffering losses that would adversely affect our financial condition or results of operations.

Our clients’ financial or other problems could adversely affect our business.

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

The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched trades could adversely affect our results of operations and balance sheet.

Through our subsidiaries, we provide brokerage services by executing transactions for our clients. An increasing number of these are “matched principal” transactions in which we act as a “middleman” by serving as a counterparty to both a buyer and a seller in matching reciprocal back-to-back trades. These transactions are then settled through clearing institutions with whom we have a contractual relationship.

In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. Our focus on less liquid markets exacerbates this risk for us because transactions in these markets tend to be more likely not to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, such as those which occurred as a result of the terrorist attacks on September 11, 2001 and the blackout in the eastern portion of the United States in August 2003, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

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

In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as “out trades,” and they create a potential liability for the involved subsidiary of ours. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations.

We have market risk exposure from unmatched principal transactions entered into by some of our equity and credit product brokerage desks.

We allow certain of our brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating clients’ execution needs and, in a limited number of instances and subject to risk management limits, for the purpose of proprietary trading to arbitrage the value between an exchange traded fund and its component securities. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions are held before we dispose of the position.

We do not track our exposure to unmatched positions on an intra-day basis. These unmatched positions are intended to be held short term. Due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to match the position or effectively hedge our exposure and often may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, any principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

Financial problems experienced by third parties could affect the markets in which we provide brokerage services.

Problems experienced by third parties could also affect the markets in which we provide brokerage services. For example, in recent years, hedge funds have increasingly begun to make use of credit and other derivatives as part of their trading strategies. Hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. If one or more hedge funds that was a significant participant in a derivatives market experienced similar problems in the future, that derivatives market could be adversely affected and, accordingly, our brokerage revenues in that market could decrease.

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

Our business is subject to increasingly extensive government and other regulation and our relationships with our broker-dealer clients may subject us to increasing regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders. The SEC, the NASD, and other agencies extensively regulate the U.S. financial services industry, including certain of our operations in the United States. Some of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FSA in the United Kingdom, the AMF in France, the SFC in Hong Kong, the MAS in Singapore and the JSDA in Japan. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Some aspects of our business are subject to extensive regulation, including:

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

If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registrations with the NASD, FSA or other similar international agencies to whose regulation we are subject. In the past, we have been fined by the NASD for issues relating to late trade reporting. For more details, see “Item 1—Business—Regulations.”  Our authority to operate as a broker in a jurisdiction is dependent on continued registration in that jurisdiction or the maintenance of a proper exemption from such registration. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, credit approval, audit and risk management personnel. Our systems and procedures may not be effective.

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

Changes in laws or regulations or in governmental policies could cause us to change the way we conduct our business, which could adversely affect us. The government agencies that regulate us have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. We or our directors, officers and employees may not comply with the rules and regulations of, and may be subject to claims or actions by, these agencies. In addition, because our industry is heavily regulated, regulatory approval may be required prior to expansion of business activities. We may not be able to obtain the necessary regulatory approvals for any desired expansion. Even if approvals are obtained, they may impose restrictions on our business or we may not be able to continue to comply with the terms of the approvals or applicable regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development or continuation of business activities in affected markets to become impractical.

For a further description of the regulations which may limit our activities, see “Item 1—Business—Regulation.”

Our regulated subsidiaries are subject to risks associated with net capital requirements, and we may not be able to engage in operations that require significant capital.

The SEC, NASD, FSA, JSDA and various other domestic and international regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, a broker-dealer’s net capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the NASD or FSA, which would have a material adverse effect on our business. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our common stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our net capital requirements, see “Item 1—Business—Regulation.”

We are subject to new requirements that we evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act and other corporate governance initiatives that may expose us to certain risks.

As of December 31, 2006, we will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the Securities and Exchange Commission rules and regulations require an annual management report on our internal controls over financial reporting, including, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting, and an attestation report by our independent registered public accounting firm addressing these assessments.

We cannot be certain as to the timing of the completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq National Market. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an a material adverse effect on our Company.

Our compliance with the Sarbanes-Oxley Act may require significant expenses and management resources that would need to be diverted from our other operations and could require a restructuring of our internal controls over financial reporting. Any such expenses, time reallocations or restructuring could have a material adverse effect on our operations. The applicability of the Sarbanes-Oxley Act to us could make it more difficult and more expensive for us to obtain director and officer liability insurance, and also make it more difficult for us to attract and retain qualified individuals to serve on our boards of directors, or to serve as executive officers.

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

The expansion of our international operations, particularly our Asia-Pacific and European operations, involves additional challenges that we may not be able to meet, such as the difficulty in effectively managing and staffing these operations and complying with the increased regulatory requirements associated with operating in new jurisdictions. This expansion, if not properly managed, could have a material adverse effect on our business.

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

•       diversion of management’s attention from other business concerns;

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

Employee misconduct could subject us to financial losses and regulatory sanctions and could seriously harm our reputation and negatively affect our business. It is not always possible to deter employee misconduct and the precautions taken to prevent and detect employee misconduct may not always be effective. Misconduct by employees could include engaging in unauthorized transactions or activities, failure to properly supervise other employees, engaging in improper or unauthorized activities on behalf of clients or improperly using confidential information.

Employee errors, including mistakes in executing, recording or reporting transactions for clients, could cause us to enter into transactions that clients may disavow and refuse to settle, which could expose us to the risk of material losses until the errors are detected and the transactions are unwound or reversed. If our clients are not able to settle their transactions on a timely basis, the time in which employee errors are detected may be increased and our risk of material loss can be increased. Several of our clients are currently experiencing delays in settling credit derivative transactions that we broker on an agency basis. As with any unsettled transaction, adverse movements in the prices of the securities involved in these transactions before they are unwound or reversed can increase this risk. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms.

Our credit agreement contains restrictive covenants which may limit our working capital and corporate activities.

We are a party to an amended and restated credit agreement with Bank of America N.A. and certain other lenders dated February 24, 2006 (the “2006 Credit Agreement”) which imposes operating and financial restrictions on us, including restrictions which may, directly or indirectly, limit our ability to:

•       merge, acquire or dispose of assets;

•       incur liens, indebtedness or contingent obligations;

•       make investments;

•       engage in certain transactions with affiliates and insiders;

•       enter into sale and leaseback transactions;

•       pay dividends and other distributions;

•       and enter into new lines of businesses that are substantially different from our current lines of business.

In addition, our 2006 Credit Agreement contains covenants that require us to maintain specified financial ratios and satisfy specified financial tests. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional financing, to compete effectively or to take advantage of new business opportunities. We may not be able to remain in compliance with these covenants in the future.

Our 2006 Credit Agreement also contains several events of default, including for non-payment, certain bankruptcy events, covenant or representation breaches or a change in control.

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

•       slower response times;

•       delays in our clients’ trade execution;

•       failed settlement of trades;

•       decreased client satisfaction with our services;

•       incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;

•       financial losses;

•       litigation or other client claims; and

•       regulatory sanctions.

We may experience systems failures from power or telecommunications outages, acts of God, war, terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name. In addition, if security measures contained in our systems are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation may be damaged and our business could suffer.

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

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and other features of our software, network distribution systems and technologies. The financial services industry is characterized by rapid technological change, changes in use and client requirements and preferences, frequent product and service introductions employing new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. Development by our competitors of new electronic trade execution or market information products that gain acceptance in the market could give those competitors a “first mover” advantage that may make it difficult for us to overcome with our own technology. Our success will depend, in part, on our ability to:

•       develop and license technologies useful in our business;

•       enhance our existing services;

•       develop or acquire new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective clients; and

•       respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of technology to support our business entails significant technological, financial and business risks. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify and adapt our services. We may not successfully implement new technologies or adapt our technology and transaction-processing systems to client requirements or emerging industry standards. We may not be able to respond in a timely manner to changing market conditions or client requirements. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could negatively affect our business.

We may not be able to obtain additional financing, if needed, on terms that are acceptable.

Our business is dependent upon the availability of adequate funding and sufficient regulatory and clearing capital. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third party clearing organizations in support of our obligations under our contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds, investments from our stockholders and lines of credit made available by commercial banking institutions. We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, and available financing under our 2006 Credit Agreement, will be sufficient to fund our operations for the foreseeable future. However, if for any reason we need to raise additional funds, including meeting increased clearing capital requirements arising from growth in our brokerage business, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressure or unanticipated requirements.

Seasonal fluctuations in trading may cause our quarterly operating results to fluctuate.

In the past, our business has experienced seasonal fluctuations, reflecting reduced trading activity during summer months, particularly in August. We also generally experience reduced activity in December due to seasonal holidays. As a result, our quarterly operating results may not be indicative of the results we expect for the full year. Our operating results may also fluctuate quarter to quarter due to a variety of factors beyond our control such as conditions in the global financial markets, terrorism, war and other economic and political events. Furthermore, we may experience reduced revenues in a quarter due to a decrease in the number of business days in that quarter.

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

Our primary clients are leading financial services institutions. The number of these clients may decrease as a result of large financial institution mergers. While no client accounted for more than approximately 8% and 7% of our total revenues for the year ended December 31, 2005 and 2004, respectively, if our existing clients consolidate and new clients, such as national and regional banks, insurance companies and large hedge funds, do not generate offsetting volumes of transactions, our revenues may become concentrated in a relatively small number of clients. In that event, our revenues may be dependent on our relationships with those clients to a material extent. Furthermore, continued consolidation in the financial services industry could lead to the exertion of additional pricing pressure by our primary clients impacting the commissions we generate from our brokerage services.

Jersey Partners has significant voting power and may take actions that may not be in the best interest of our other stockholders.

Jersey Partners Inc. (“JPI”), together with its subsidiaries, in which our chief executive officer and founder, Michael Gooch, is the controlling shareholder, owns approximately 50% of our outstanding common stock. Our president, Colin Heffron, is also a minority shareholder of JPI. As a result, through JPI, Michael Gooch has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Michael Gooch. This concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to our other stockholders, including actions that may be supported by our board of directors. The trading price for our common stock could be adversely affected if investors perceive disadvantages to owning our stock as a result of this significant concentration of share ownership.

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

•       require supermajority stockholder approval with respect to extraordinary transactions such as mergers and certain amendments to our certificate of incorporation and bylaws (including in respect of the provisions set forth above); and

•       authorize the issuance of “blank check” preferred stock by our board of directors without stockholder approval, which could discourage a takeover attempt.

Under our 2006 Credit Agreement, a change in control may lead the lenders to exercise remedies such as acceleration of the loan and termination of their obligations to fund additional advances under the revolving credit portion of that facility.

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

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. We expect to retain all future earnings, if any, for investment in our business. In addition, our 2006 Credit Agreement limits our ability to pay dividends without the approval of our lenders and any instruments governing our future indebtedness may also contain various covenants that limit our ability to pay dividends.

The market price of our common stock may fluctuate in the future, and future sales of our shares could adversely affect the market price of our common stock.

The market price of our common stock may fluctuate in the future depending upon many factors, including our actual results of operations and perceived prospects and the prospects of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations.

Future sales of our shares also could adversely affect the market price of our common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances or otherwise, the market price of our common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares of common stock could depress the market price of our common stock.

As of December 31, 2005 we had registered under the Securities Act an aggregate of 1,612,099 shares of our common stock, which are reserved for issuance upon exercise of outstanding options under our 2000 and 2002 Stock Option Plans. In addition, as of December 31, 2005, we had registered under the Securities Act 3,000,000 shares of our common stock issuable under the 2004 Equity Incentive Plan. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. These sales might impact the liquidity of our common stock and might have a dilutive effect on existing stockholders making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our executive headquarters are located at 100 Wall Street, New York, New York 10005, where we occupy approximately 79,000 square feet of leased space, pursuant to a lease between GFI and Beacon Capital Partners, LLC, as amended, that expires on September 30, 2013, unless earlier terminated in accordance with the terms of the lease.  Jersey Partners is also liable for our obligations under this lease. Our U.K. offices are located in London at 1 Snowden Street, EC2 2DQ, where we occupy approximately 44,000 square feet pursuant to a lease between us and Broadgate West T5 Limited and Broadgate West T6 Limited that expires on March 31, 2015.  We also lease office space totaling approximately 21,000 square feet to support our brokerage operations in New Jersey, Texas, New York, Connecticut, Paris, Hong Kong, Singapore, Tokyo and Sydney with various lease expirations through 2016.

We believe our facilities will be adequate for our operations for the next twelve months.

ITEM 3.                LEGAL PROCEEDINGS

In the normal course of business, we are and have been party to, or otherwise involved in, litigations, claims and arbitrations that involve claims for substantial amounts. These proceedings have generally involved either competitor claims in connection with new employee hires, or claims from former employees in connection with the termination of their employment from us. We are also involved, from time to time, in examinations, investigations or proceedings by government agencies and self-regulatory organizations. These examinations or investigations could result in substantial fines or administrative proceedings that could result in censure, the issuance of cease and desist orders, the suspension or expulsion of a broker-dealer and its affiliated persons, officers or employees or other similar consequences.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

Our common stock has been traded on the Nasdaq National Market under the symbol GFIG since our initial public offering on January 26, 2005. Prior to that time there was no established public trading market for our common stock. The closing share price for our common stock on February 28, 2006, as reported by Bloomberg Financial Markets, was $60.06.

As of February 28, 2006, we had approximately 54 holders of record of our common stock.

Set forth below, for each of the last four fiscal quarters, is the low and high sales prices per share of our common stock as reported by Bloomberg Financial Markets.

	High	Low
Year Ended December 31, 2005
First Quarter	$28.04	$25.00
Second Quarter	35.60	23.05
Third Quarter	41.57	32.37
Fourth Quarter	51.36	37.75

Use of Proceeds of Initial Public Offering

The effective date of our registration statement (Registration No. 333-116517) filed on Form S-1 relating to our IPO was January 25, 2005. In our IPO, we sold 3,947,369 shares of Common Stock at a price of $21.00 per share and the selling stockholders sold 2,788,439 shares (including shares sold pursuant to the underwriters’ over-allotment option) of Common Stock at a price of $21.00 per share. Our IPO was managed on behalf of the underwriters by Citigroup, Merrill Lynch & Company, Banc of America Securities LLC, JP Morgan, and Jefferies & Company, Inc. The offering closed on January 31, 2005. Proceeds to us from our IPO, after deduction of the underwriting discounts and commissions of approximately $5.8 million and offering costs of approximately $3.4 million, totaled approximately $73.7 million.

Of the $73.7 million raised, approximately $9.7 million was used to repay the outstanding principal amount plus accrued interest, of our senior subordinated term loan with Jersey Partners. This note was to mature on June 15, 2011, and had an interest rate of LIBOR + 5.00%, or 7.40%, at December 31, 2004. Pursuant to the terms of the senior subordinated loan agreement, upon the consummation of our IPO, we were required to pay the loan back in full. In February 2005, we used a portion of the net proceeds from the IPO to pay down in full the then current outstanding balances plus accrued interest of $52.6 million under our credit agreement with Bank of America N.A. and certain lenders dated August 23, 2004, which we amended and restated on February 24, 2006. We refer to our credit agreement, prior to its amendment and restatement, as the 2004 Credit Agreement. We also used $4.2 million of the net proceeds from the IPO to purchase the shares of capital stock of Fenics Limited not owned by us. Further, we used $3.2 million of the net proceeds from the IPO in connection with newly-hired brokerage personnel in Singapore to buy-out their employment contracts with their former employers and $4.0 million for capital contributions to certain subsidiaries in Asia to be used for investments in key personnel recruitment and for working capital purposes. As of September 30, 2005, we had fully utilized our net proceeds from the IPO.

Dividend Policy

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently expect to retain all future earnings, if any, for investment in our business. In addition, our 2006 Credit Agreement limits our ability to pay dividends without the approval of our lenders and the instruments governing our future indebtedness may also contain various covenants that limit our ability to pay dividends.

Any declaration and payment of dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our board of directors deems relevant. The board’s ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by the applicable governmental regulators, and (ii) general restrictions imposed on dividend payments under the jurisdiction of incorporation or organization of each subsidiary.

Recent Sales of Unregistered Securities

For the year ended December 31, 2005, we granted a total of 608,359 restricted stock units (“RSUs”) to officers, directors and employees pursuant to our 2004 Equity Incentive Plan. The grant prices of these RSUs ranged from $21.00 to $47.80. These RSUs are to be converted into common stock to be issued to our officers, directors and employees over their respective vesting period, which is generally over three years. These RSUs were granted pursuant to exemptions from registration provided by Rule 701 and/or Section 4(2) under the Securities Act.

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2005. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the notes thereto contained in this Form 10-K.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands except share and per share data)
Consolidated Statement of Operations Data
Revenues
Brokerage revenues:
Agency commissions	$391,583	$262,039	$184,920	$200,492	$169,453
Principal transactions	114,417	101,339	65,237	59,359	42,709
Total brokerage revenues	$506,000	$363,378	$250,157	$259,851	$212,162
Analytics and market data	17,395	16,081	13,143	9,615	6,077
Interest income	4,637	1,578	1,167	1,401	1,543
Other income (1)	5,560	3,983	1,377	4,353	576
Total Revenues	$533,592	$385,020	$265,844	$275,220	$220,358
Expenses:
Compensation and employee benefits	327,345	241,847	166,276	174,011	142,574
Impairment of goodwill and intangible asset (2)	—	—	—	—	38,968
Other expenses	121,958	100,019	72,219	74,465	66,226
Total expenses	449,303	341,866	238,495	248,476	247,768
Income (loss) before provision for income taxes and minority interest	84,289	43,154	27,349	26,744	(27,410)
Provision for income taxes	36,186	20,031	12,885	14,470	4,436
Minority interest	—	—	—	—	(30)
Net income (loss)	$48,103	$23,123	$14,464	$12,274	($31,816)
Earnings Per Share
Basic	$1.80	$1.01	$0.63	$0.59	($3.13)
Diluted	$1.74	$0.95	$0.61	$0.58	($3.13)
Weighted average number of shares outstanding
Basic	26,245,628	16,049,655	16,049,655	15,786,933	10,153,711
Diluted	27,699,325	24,334,003	23,693,418	21,231,412	10,153,711
Dividends (3)	$—	$—	$—	$4,536	$33,266
Consolidated Statement of Financial Conditions Data:
Cash and cash equivalents	$144,148	$105,161	$87,299	$63,707	$33,822
Total assets (4)	$576,137	$640,223	$374,809	$276,756	$304,293
Total debt, including current portion	$31,247	$58,841	$47,997	$44,966	$62,815
Redeemable convertible preferred stock	—	$30,043	$30,043	$30,043	—
Total stockholders’ equity	$238,252	$53,369	$37,778	$23,142	$15,059
Selected Statistical Data:
Brokerage personnel headcount (5)	777	560	397	366	341
Employees	1,151	868	668	655	572
Number of brokerage desks (6)	150	101	78	65	64
Broker productivity for the period (7)	$778	$757	$648	$721	$685
Brokerage Revenues by Geographic Region:
North America (8)	$256,197	$170,438	$102,920	$108,505	$89,453
Europe (8)	211,125	172,417	128,743	137,181	113,946
Asia-Pacific	38,678	20,523	18,494	14,165	8,763
Total	$506,000	$363,378	$250,157	$259,851	$212,162

(1)             Other income for the year ended December 31, 2002 included $1.4 million from the sale of our treasury repurchase agreement brokerage desk, as well as the receipt during that period of $1.7 million of insurance proceeds resulting from business interruptions in connection with the September 11, 2001 terrorist attacks in New York City.

(2)             The impairment charge incurred in 2001 was taken in order to reduce goodwill and an intangible asset associated with the Fenics acquisition to their estimated fair value.

(3)             In 2002 and 2001, our subsidiary, GFI Group LLC, paid dividends of $4.5 million and $3.3 million, respectively, to Jersey Partners to compensate it for certain tax liabilities in those periods during which Jersey Partners was the sole member of GFI Group LLC. The amount paid in 2002 related to Jersey Partners’ tax liabilities for the 11-month period ended November 30, 2001. In addition, on October 1, 2001, GFI Group LLC paid a dividend to Jersey Partners of $30.0 million in cash and accounts receivable as part of the reorganization. We do not expect that either we or our subsidiaries will pay dividends to our stockholders in the foreseeable future.

(4)             Total assets included receivables from brokers, dealers and clearing organizations of $208.9 million, $408.2 million, $192.7 million, $118.5 million and $157.5 million at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business which have not settled as of their stated settlement dates. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations for these unsettled transactions.

(5)             Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2005, we employed 694 brokers.

(6)             A brokerage desk is defined as one or more individual brokers working together at a single location that provide brokerage services with respect to one or more specific financial instruments. Brokerage desks in different offices are considered separate desks even if they  focus on the same financial instrument.

(7)             We are presenting broker productivity to show the average amount of revenue generated per broker. Broker productivity is calculated as brokerage revenues divided by average brokerage headcount for the period.

(8)             The North America region was previously referred to by us as U.S., which includes operations from offices located in the U.S. Europe, which was previously referred to by us as U.K, includes operations from the U.K. and, in future periods, will include Paris.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereof. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in these forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Business Environment

Our business generally benefits from robust trading volume and volatility in the markets we serve. Trading volume in many of our markets is driven by the trading activity of our dealer customers that, in turn, are responsive to the trading activity and demand of their “buy-side” customers. Those “buy-side” customers include smaller banks, insurance companies and financial institutions, investment funds, trading firms and, increasingly, hedge funds. In 2005, hedge funds numbered approximately 8,000 globally and managed more than $1.0 trillion at year-end, up from an estimated $400 million in 2000. However, net inflows to hedge funds slowed considerably in 2005 to $47.0 billion from $73.6 billion in 2004, as lower 2005 hedge fund returns made investors more selective in their investment decisions.

During 2005, the global business environment was generally positive for our business, with satisfactory volume levels and generally modest volatility in global equity and foreign exchange markets, and instances of more pronounced volatility in certain global credit and energy markets. Market volatility is driven by a range of external and internal factors, some of which are market specific and some of which are correlated to macro-economic conditions.

The credit markets experienced some marked volatility events in 2005 including credit downgrades and bankruptcy filings in the U.S. auto and auto parts, airline and selected industrial sectors; terrorist attacks in London; the devastation from Dennis, Katrina, Rita and other hurricanes; and the Federal Reserve Bank raising short-term interest rates a total of two percentage points by year-end.  Despite these events, bond prices remained high and yields remained low. The 10-year Treasury note, a barometer for long-term interest rates, increased slightly to 4.39% for year-end 2005 versus 4.21% at the beginning of 2004. NASD TRACE, a reporting system that tracks trading activity in U.S. investment grade, high yield and convertible bonds, reported volumes decreased 19% from 2004. According to The Bond Market Association, corporate bond issuance in the U.S. decreased 6.8% to $678.1 billion in 2005, as strong corporate results reduced the need for debt financing. However, the size of the markets for over-the-counter (“OTC”) credit derivatives continued to expand as illustrated by the notional value of global outstanding OTC credit derivatives which increased 105% at year-end 2005 from $8.4 trillion to $17.3 trillion, according to the latest International Swaps and Derivatives Association (ISDA) market survey. The combination of strong growth in the OTC credit derivatives markets with instances of heightened volatility in certain corporate bond sectors in which we provide services positively affected both our credit derivatives and corporate bond revenues in 2005.

More modest volatility in the global foreign exchange markets during 2005 was likely attributable to a number of factors including: significant economic damage from Hurricanes Dennis, Katrina and Rita which led to a short period of uncertainty regarding the direction of the U.S. economy and short-term interest rates; the Federal Reserve instituted rate increases throughout the year raising short-term rates to 4.25% from 2.25%; and inflationary pressure due to high energy costs. Despite these factors and a widening of the U.S. trade deficit, the U.S. Dollar enjoyed its best performance in four years as foreign capital sought to take advantage of higher relative interest rates, substantial multinational company profit repatriation supported the currency and decreased the demand for the Euro due to the European Union’s inability to reach consensus decreased the demand for the Euro. According to the latest ISDA market survey, the value of notional amounts outstanding for interest rate swaps and cross currency swaps grew 16% to $213.2 trillion at year-end 2005. The U.S. Dollar Index, which tracks U.S. Dollar movements versus a basket of six currencies, rose 12.6%.  The U.S. Dollar performed particularly well versus the Japanese Yen and the Euro. Substantial volatility worldwide in non-U.S. currencies worldwide against the U.S. Dollar benefited our business.

Equity market volatility increased in 2005 as evidenced by increases in the Chicago Board Options Exchange (“CBOE”) Standard & Poor (“S&P) 500 Volatility and CBOE Dow Jones Industrial Average (“DJIA”) Volatility indices. Strong global corporate earnings gains and low interest rates in 2005 were partially offset by higher oil prices, rising short-term interest rates and the economic aftermath of strong hurricanes in the U.S. Corporate restructuring in Europe and Japan helped push their stock markets higher, while strong economic growth benefited Asian emerging markets and Latin American commodity producers capitalized on higher natural resource prices. International stock markets outperformed the U.S. stock markets with the Dow Jones World Index increasing 14.4% in 2005 versus 2004. In comparison, the S&P 500 index grew 3% while the DJIA retreated 0.6% over the same period. Trading volume of S&P 500 and DJIA stocks increased 10% and 14%, respectively. Similar volume increases were witnessed on the major German and Japanese indices. The latest ISDA survey indicated notional amounts outstanding for equity derivatives grew 34% over 2005 to $5.6 trillion. Our equity business benefited from both the overall positive global corporate results and the increase in the number of our equities brokerage clients in the hedge fund sector.

More pronounced energy market volatility in 2005 resulted from the combination of oil and natural gas supply disruptions caused by hurricanes, continued Middle-East tensions, and strong overall demand. These factors drove oil product prices to record highs. Oil, natural gas and gold futures prices on the New York Mercantile Exchange (“NYMEX”) increased substantially in 2005 versus 2004. NYMEX crude oil futures, crude oil options and natural gas futures contracts increased 12.8%, 21.8% and 283.8%, respectively, in 2005 versus 2004. Similarly, the Intercontinental Securities Exchange reported Brent crude-oil contract volume up 20% versus 2004. Many of the factors above contributed to our revenue increases in oil, natural gas, and other commodity products.

Financial Overview

Our revenues have grown from $265.8 million for the year ended December 31, 2003 to $533.6 million for the year ended December 31, 2005. The main factors contributing to our growth were:

•       the net addition of 85 brokerage desks during the three year period ended December 31, 2005, resulting in an increase in brokerage personnel (consisting of brokers, trainees and clerks) from 366 brokerage personnel at January 1, 2003 to 777 brokerage personnel at December 31, 2005;

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

Brokerage Revenues

Brokerage revenues represent revenues generated from our brokerage transactions. We provide brokerage services to our clients in the form of either agency or principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and they then settle the trade directly. Commissions charged to our clients in agency transactions vary across the products for which we provide brokerage services. Commissions from agency transactions represented approximately 77%, 72%, and 74% of our total brokerage revenue for the years ended December 31, 2005, 2004 and 2003, respectively. Commissions from agency transactions are recognized on the date on which the related trade is made. However, we do not receive our commissions until our invoice is paid by the client. Clients are invoiced on a monthly basis.

We generate revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, we act as a middleman by serving as counterparty for an identified buyer and an identified seller in matching reciprocal back-to-back trades. Because the buyer and seller each settle their transactions with us rather than with each other, the parties are able to maintain their anonymity. A very limited number of our brokerage desks are allowed to enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers or for the purpose of proprietary trading to arbitrage the value between an exchange traded fund and its component securities. These unmatched positions are intended to be held short term. Revenues from principal transactions are recognized on the date on which the trade is made. Generally, we do not receive our net proceeds until the settlement date of the transaction, typically one to three business days after the trade date. Revenue from principal transactions has been growing in total dollars but decreasing as a percentage of our total brokerage revenue and comprised approximately 23%, 28% and 26% of our total brokerage revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in principal transactions as a percent of total brokerage revenues in 2005 was primarily due to significant growth in credit derivatives, financial and commodity revenues, all of which are primarily agency transactions.

The performance of our brokerage desks is largely dependent on a number of factors, including market developments affecting the products we broker, the size of transactions, the location of the markets, the terms of the instruments brokered, the currency of the instruments brokered, commission structure, competition, recruitment or departure of key brokers or customers, volatility and the level of trading activity in the various products that we broker. Additionally, as markets mature and have more participants, the resulting competition generally leads to lower commissions or spreads. Accordingly, our strategy is to continually seek new markets in which we can charge higher commissions, increase our market share and trading volumes in existing illiquid markets, and provide electronic capabilities to more liquid and commoditized markets in order to offset this potential downward pressure on our brokerage revenues.

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	For the Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
BROKERAGE REVENUES:
Credit	$219,317	$153,089	$115,371
Financial	116,137	84,709	69,101
Equity	98,795	71,473	27,226
Commodity	71,751	54,107	38,459
Total brokerage revenues	$506,000	$363,378	$250,157
BROKERAGE REVENUES:
Credit	43.3%	42.1%	46.1%
Financial	23.0	23.3	27.6
Equity	19.5	19.7	10.9
Commodity	14.2	14.9	15.4
Total brokerage revenues	100.0%	100.0%	100.0%

As the chart above indicates, our brokerage operations in the credit product category produced a significant percentage of our total brokerage revenues in each of the last three years. We expect that revenues from credit brokerage operations will continue to constitute the largest percentage of our total brokerage revenues for the foreseeable future. For the year ended December 31, 2005, the percentage of revenues from the credit product category increased slightly from the prior year due to factors including the increase in the number of brokerage personnel on our credit desks, the robust credit derivative business, our investment in and sectorization of both credit derivatives and corporate bonds, and continued customer development of correlation trading strategies. We believe that brokerage revenues from our four brokerage categories will continue to fluctuate year to year based on, among other things, developments which are outside our control, such as the effects of bankruptcies and credit downgrades in the auto and auto supplies sectors on our corporate bond and credit derivatives business, and the success of initiatives by us to increase our presence in certain markets, such as the recent increase in the number of our equity brokerage desks to capitalize on correlation trading opportunities, the Starsupply transaction and the distribution of our latest CreditMatch® platform in Europe.

Credit

We provide our brokerage services in a wide range of markets for credit instruments, including credit derivatives, investment grade corporate bonds, high-yield bonds and emerging market bonds. The markets for credit derivatives, generally, and the market for credit default swaps, specifically, have experienced strong growth in the last three years. As a result, more competitors have entered these markets. Increased competition has placed downward pressure on the commissions that we can charge, resulting in lower commission rates. We expect this trend to continue in the markets for more widely traded credit derivative products, such as single-entity credit default swaps. Partially in response to this trend, we have sought to establish and increase our presence in markets for newer credit derivative products that have fewer competitors and allow for higher commissions, and have developed the CreditMatch® platform to expand our presence in the more liquid existing credit derivatives products. We have also sought to support an increasing movement among our clients to integrate transactions involving certain credit derivatives with other related or correlated financial instruments. We believe this trend, together with our existing presence in the credit derivatives market, may permit us to expand our presence in the markets for these related or correlated financial instruments, some of which are in the credit products area and others of which are in the financial and equity product areas.

Financial

Our financial products brokerage services cover a wide range of markets for financial instruments, including foreign exchange options, bond options and repurchase agreements. Our customers increased their trading of foreign exchange options in 2005 due to the increased volatility from higher short-term interest rates, a stronger than expected U.S. Dollar, and economic and inflationary uncertainty caused by hurricanes Dennis, Katrina and Rita. Over the past few years, we have expanded our presence in the financial products area by adding brokerage desks in markets for emerging market foreign exchange options, regional interest rate derivatives and non-deliverable forwards contracts. In addition, we expanded our operations in Tokyo, in part, to capitalize on the growth trend in the Asia-Pacific markets for financial products.

Equity

We provide brokerage services in a range of markets for equity products, including U.S. equity, international equity, equity derivatives and GDRs and ADRs. Recently, our clients have begun to integrate their trading of certain equity and credit derivative products, in an effort to exploit arbitrage opportunities that may arise from the volatility in price fluctuations of debt and equity instruments issued by a company. In response to this trend and our relatively light presence in the equity product area compared to our other product categories, we added thirteen new equity brokerage desks globally during 2005 to increase our presence in the equity product market and expect our brokerage revenues in this area to increase as a result of the expansion in our product base.

Commodity

We provide brokerage services in a diverse array of markets for commodity products, including electricity, oil and oil products, natural gas, wet and dry freight derivatives, precious metals, coal, natural gas, weather derivatives, emissions and pulp and paper. Wet and dry freight derivatives, emissions and pulp and paper are examples of new product markets in which we have participated in the last few years as we continue to develop new markets.

Enron Corp. and its affiliates were active participants in several of the energy product areas in which we provide brokerage services. The bankruptcies of Enron Corp. and other energy companies in late 2001 and 2002 caused a disruption in the global energy markets, which resulted in, among other things, several market participants ceasing or reducing their level of trading activity. This decrease in energy market participants began to fully evidence itself in the second half of 2002 and was primarily responsible for the approximately 37% decrease in our brokerage revenues from our commodity products area for the year ended December 31, 2003 compared to 2002. Since 2003, we have seen an increase in activity in the energy markets in the U.S. and Europe as large financial institutions, primarily investment banks, entered the markets and some of the large energy firms recommended their trading of energy products.

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

Interest Income

We generate interest income primarily from the investment of our cash balances and from interest earned on balances held at third party clearing organizations. We currently invest our cash in highly liquid investments with maturities of three months or less.

Other Income

Other income primarily consists of transactional gains (losses) based on foreign currency fluctuations and gains (losses) on foreign exchange derivative contracts. Additionally, we have historically included income received by us from non-recurring items such as litigation settlements, insurance settlements, gains on the sale of a non-strategic brokerage desk, and other non-recurring items. Other income also includes income recognized from technology hosting services we provide to a third party.

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

Our compensation and employee benefits expense for all employees has both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees. Employees also receive bonuses, which constitute the variable portion of our compensation and employee benefits expense. Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Bonuses for other employees generally are more broadly based on our overall performance. For most of these employees, the bonus is typically a smaller component of their overall compensation than is the case for our brokerage personnel. Accordingly, bonus costs, and therefore compensation and employee benefits expense, are variable and normally rise and fall in relation to our brokerage revenues. A significant portion of brokerage bonuses are typically paid semi-annually in March for the six month period ending December 31 of the prior year, and in September, for the six month period ending June 30 of that year. Bonuses expensed to all employees represented 50%, 49% and 45% of total compensation and employee benefits expense for the years ended December 31, 2005, 2004 and 2003, respectively. Included in these amounts are guaranteed bonuses, which represented 5%, 1% and 1% of total bonuses for the years ended December 31, 2005, 2004 and 2003, respectively.

Additionally, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements. These sign-on bonuses may be paid in the form of cash, restricted stock units (“RSUs”) or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years. These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on bonuses expensed to all employees represented 4%, 4% and 2% of total compensation and employee benefits expense for the years ended December 31, 2005, 2004 and 2003, respectively.

We believe that in certain situations, we can expand our business into strategic product areas through recruitment of experienced brokers who can build successful brokerage desks. Such recruitment may cause us to incur upfront signing bonuses which increase current and future compensation expense as such compensation expense is generally recognized over a two to four year period. During 2005, we incurred increased compensation expense for sign-on bonuses in order to recruit key brokers for the strategic expansion of our brokerage operations in the equity and credit product areas. Compensation expenses relating to sign-on bonuses have increased in 2005 to a level that is substantially higher than historical levels as we further expanded into new product areas. In the current period and the foreseeable future, we intend to continue to pursue strategic expansion opportunities by using our cash or common stock or a combination thereof to hire brokers or acquire brokerage businesses.

We pay the brokerage personnel in our U.K. office in British Pounds. As a result, we are exposed to movements in foreign currency exchange rates because most of the revenues associated with our U.K. operations are received in Euros and U.S. Dollars. We have attempted to mitigate this exposure by introducing a policy in 2004 which provides that bonuses earned for all brokerage personnel in our U.K. office will be calculated in U.S. Dollars but paid in foreign currency equivalents.

Compensation and employee benefits expense also includes expenses related to employee stock options and RSUs. Options issued prior to January 1, 2003 under our 2000 Stock Option Plan were accounted for using the intrinsic method with compensation expense arising upon issuance of options with exercise prices below the fair market value of the stock at the date of grant and totaling approximately $0.03 million and $0.04 million, for the years ended December 31, 2004 and 2003, respectively. The options issued under our 2002 Stock Option Plan were not exercisable until the consummation of the IPO on January 31, 2005. All options issued prior to January 1, 2003 under our 2002 Stock Option Plan were modified in the second quarter of 2004 to extend the term of each option. Options issued or modified on or after January 1, 2003 are accounted for using the fair value method provided by Statement of Financial Accounting Standards No. 123, pursuant to which we expense the fair value measured at the date of grant, or incremental fair value measured at the date of modification, over the related vesting period. As these options were not exercisable until consummation of the IPO, the fair value calculated as of the date of grant or modification was recorded in January 2005 to the extent vested. For the year ended December 31, 2005, a total non-cash compensation charge of approximately $1.3 million was recorded related to stock options granted under the 2002 Stock Option Plan. Additionally, during 2005, we issued RSUs to compensate our employees in connection with certain performance and sign-on bonuses. The RSUs issued were measured at fair value based on the market value of our common stock at the date of grant and the related compensation expenses is recognized over their respective vesting term, which is generally over three years. For the year ended December 31, 2005, a total non-cash compensation charge of approximately $2.7 million was recorded related to RSUs.

Communications and Quotes

Our communications expense consists primarily of costs for our voice and data connections with our clients and clearing agents. These costs generally increase as we add new brokerage desks and clients. However, we have seen a general reduction in telecommunications rates in recent years, which we attribute to competition in the telecommunications industry.

Our quote systems expense consists primarily of fees for access to market data and related services, primarily provided by Reuters and Bloomberg. Many of these costs are fixed because these systems are required regardless of transaction volume. Further, many of our quote systems vendors require one- to two-year service contracts. We have expanded our presence in certain equity products which require greater usage of information data systems and trade reporting systems. As a result, we expect quote systems expense to increase in the future.

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

Rent and Occupancy

Our rent and occupancy expenses include the costs of leasing, furnishing and maintaining our offices in the North America, Europe and the Asia-Pacific region, including maintaining our technology infrastructure in these offices. During 2005, we substantially completed the move of our U.K. personnel to the new London office space, assumed Starsupply’s North American leases, executed a lease for our premises in Paris and expanded our operations in Tokyo. Our rent and occupancy expense increased in 2005 as a result of these new leases. We incurred $2.0 million in duplicate rent and related charges on the new London office space, which we began occupying in the fourth quarter of 2005. As we expand our business within existing locations or to new locations, our rent and occupancy expenses will likely increase.

Depreciation and Amortization

Our depreciation and amortization expense arises from the depreciation and amortization of property, equipment and leasehold improvements, including software internally developed for our trading systems and related support software products, the amortization of software inventory developed in connection with analytics products to be marketed to third parties and the amortization of acquired intangible assets with definite lives. Over the past few years, we have incurred significant costs in the development of software for internal use as well as for software to be marketed externally. As a result, depreciation and amortization expense has increased over this period. Software developed for internal use is depreciated once the software is ready for its intended use. Software inventory developed for external sales is amortized once the product is available for general release to clients. We expect that depreciation and amortization expense will continue to increase because we continue to incur significant costs in the development of software for internal use as well as software to be marketed externally. Additionally, we expect that depreciation and amortization expense will increase in connection with purchases of property and equipment and leasehold improvements resulting from the additional leases we entered into during the year.

Professional Fees

Our professional fees include fees paid to consultants and other professionals who are engaged to support our strategic development of new and existing businesses and technologies. Our accounting and legal fees are also included in these costs. As a public company, we are subject to various reporting and corporate governance requirements, including the requirements of the Sarbanes-Oxley Act of 2002 and the SEC rules and regulations implementing that Act, as well as recent changes to the Nasdaq National Market rules. We expect our professional fees will increase due to our continuous effort to comply with these requirements.

Clearing Fees

Our clearing fees expense relates to expenses for clearing and settlement services and other transaction expenses that support principal transactions. These amounts also include fees we pay to exchanges and floor brokers in connection with brokering various equity products. Clearing fees expense generally fluctuates based on transaction volumes and has increased in recent years due to an increase in the volume of principal transactions that we executed. We expect our clearing fees will increase in the future due to the new desks that commenced operations in 2005 that largely provide services in the form of principal transactions.

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

Other Expenses

Our other expenses primarily relate to the changes in the fair value of the Fenics purchase obligation (see “Liquidity and Capital Resources” and Note 16 to our Consolidated Financial Statements for additional detail on the Fenics purchase obligation), irrecoverable Value Added Tax (“VAT”) incurred in connection with our brokerage and data and analytics operations in the U.K., litigation reserves, general office expenses and other miscellaneous operating expenses. In addition, in 2005, other expenses included a payment in connection with newly-hired brokerage personnel in Singapore to buy-out their employment contracts. Irrecoverable VAT represents the portion of VAT we pay in connection with purchases of services and products in Europe which cannot be claimed as a credit on our VAT return. Irrecoverable VAT amounts are determined based on a computed VAT recovery rate.

Lease Termination Costs to Affiliate

Lease termination costs represent the various charges incurred in connection with the termination of the lease for our former primary office in the U.K, which we leased from an affiliate. See below and Note 23 to our Consolidated Financial Statements for further details.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated:

	Year ended December 31,
	2005	2004	2003
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$391,583	$262,039	$184,920
Principal transactions	114,417	101,339	65,237
Total brokerage revenues	506,000	363,378	250,157
Analytics and market data	17,395	16,081	13,143
Interest income	4,637	1,578	1,167
Other income	5,560	3,983	1,377
Total revenues	533,592	385,020	265,844
EXPENSES:
Compensation and employee benefits	327,345	241,847	166,276
Communications and quotes	25,860	20,536	16,512
Travel and promotion	24,652	19,511	14,301
Rent and occupancy	15,450	10,669	10,645
Depreciation and amortization	15,284	13,856	10,297
Professional fees	10,700	9,468	7,793
Clearing fees	13,683	9,816	3,668
Interest	3,635	3,159	2,470
Other expenses	13,890	10,353	6,533
Lease termination costs to affiliate	(1,196)	2,651	—
Total expenses	449,303	341,866	238,495
Income before provision for income taxes	84,289	43,154	27,349
Provision for income taxes	36,186	20,031	12,885
Net income	$48,103	$23,123	$14,464

The following table sets forth our consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Year ended December 31,
	2005	2004	2003
REVENUES:
Brokerage revenues:
Agency commissions	73.4%	68.0%	69.6%
Principal transactions	21.4	26.3	24.6
Total brokerage revenues	94.8	94.3	94.2
Analytics and market data	3.3	4.2	4.9
Interest income	0.9	0.4	0.4
Other income	1.0	1.1	0.5
Total revenues	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	61.3%	62.8%	62.5%
Communications and quotes	4.8	5.3	6.2
Travel and promotion	4.6	5.1	5.4
Rent and occupancy	2.9	2.8	4.0
Depreciation and amortization	2.9	3.6	3.9
Professional fees	2.0	2.5	2.9
Clearing fees	2.6	2.5	1.4
Interest	0.7	0.8	0.9
Other expenses	2.6	2.7	2.5
Lease termination costs to affiliate	(0.2)	0.7	0.0
Total expenses	84.2%	88.8%	89.7%
Income before provision for income taxes	15.8%	11.2%	10.3%
Provision for income taxes	6.8	5.2	4.8
Net income	9.0%	6.0%	5.5%

Year ended December 31, 2005 Compared to the Year Ended December 31, 2004

Net income for the year ended December 31, 2005 was $48.1 million as compared to net income of $23.1 million for the year ended December 31, 2004, an increase of $25.0 million or approximately 108.0%. Total revenues increased by $148.6 million, or 38.6%, to $533.6 million for the year ended December 31, 2005 from $385.0 million for the prior year. Our increased revenues were primarily due to increased brokerage revenues across each of our product categories. Total expenses increased by $107.4 million, or 31.4%, to $449.3 million for the year ended December 31, 2005 from $341.9 million for the prior year. Expenses increased primarily because of increased compensation expense for the year ended December 31, 2005, which was attributable to an increase in performance-based bonus expense as a result of higher revenues, as well as higher sign-on bonus expense.

Revenues

Brokerage Revenues

Total brokerage revenues increased by $142.6 million or 39.2%, to $506.0 million for the year ended December 31, 2005 from $363.4 million for the year ended December 31, 2004. Agency commissions increased by $129.5 million, or 49.4% to $391.6 million for the year ended December 31, 2005 as compared to $262.0 million for the year ended December 31, 2004. Principal transactions increased by $13.1 million, or 12.9%, to $114.4 million for the year ended December 31, 2005 from $101.3 million for the year ended December 31, 2004. Of the total increase in brokerage revenues of $142.6 million, approximately $119.6 million was attributable to revenues generated from our existing desks across all product areas. Revenues increased in each of our product categories with most of the increase in our credit product category.

The increase in credit product brokerage revenues of $66.2 million was due to a number of factors including robust trading activity in the credit markets due to specific credit events including auto and auto supplies sector credit downgrades and bankruptcies, continued overall growth in the credit derivatives market, the development of new credit products, and the investment in and sectorization of both credit derivatives and corporate bonds. Our existing credit product desks contributed $62.1 million of the total increase in credit product brokerage revenues. The remaining $4.1 million increase was generated by the addition of fifteen new or restructured credit product desks since December 31, 2004. A “restructured” brokerage desk generally refers to a brokerage desk that has been created out of a part of an existing desk in order to allow the brokers on that restructured desk to focus on one or more specific financial instrument or market sector for which the existing brokerage desk had previously provided brokerage services. Our investment in and development of credit products was highlighted by a credit product brokerage personnel increase of 39 to 223 employees at December 31, 2005 from 184 employees at December 31, 2004.

The increase in financial product brokerage revenues of $31.4 million was primarily attributable to the combination of increased revenues from brokerage desks covering emerging markets, interest rate derivatives and exotic foreign exchange options in both the U.S. and U.K. due to volatility resulting from U.S. interest rate movement, uncertainty in the direction of the U.S. economy and inflationary fears due to high energy costs, and investment in our foreign exchange and interest rate derivatives business, particularly in Asia. The increase in our financial product brokerage revenues was generated primarily from our existing financial product desks, which contributed $29.6 million of the increase in financial product brokerage revenues. The remaining $1.8 million increase in financial product brokerage revenues was attributable to the addition of seven new or restructured financial product desks since December 31, 2004. Our investment in financial products was highlighted by a financial product brokerage personnel increase of 98 to 234 employees at December 31, 2005 from 136 employees at December 31, 2004.

The increase in equity product brokerage revenues of $27.3 million was due to the full-year effect of brokerage personnel hires in 2004, new brokerage personnel hires and new desks established in 2005, and our success in marketing equities and equity derivatives execution to hedge funds. Our existing equity product desks contributed $18.9 million of the total increase in equity product brokerage revenues. The remaining $8.4 million increase in equity product brokerage revenues was attributable to the addition of thirteen new or restructured equity product desks since December 31, 2004. Our investment in and development of equity products was highlighted by an equity product brokerage personnel increase of 24 to 152 employees at December 31, 2005 from 128 employees at December 31, 2004.

The increase in commodity product brokerage revenues of $17.7 million was attributable to the combination of investments in new or restructured desks, including revenue of $6.7 million from the nine new desks added as a result of the Starsupply acquisition, the rebound in energy trading and increased volatility in certain energy markets. Our existing commodity desks contributed $9.0 million of the total increase in commodity product brokerage revenue. Our new or restructured commodity product desks contributed $8.7 million of the increase in commodity product brokerage revenues. Our investment in commodity products was highlighted by a commodity product brokerage personnel increase of 57 to 169 employees at December 31, 2005 from 112 employees at December 31, 2004.

Analytics and Market Data

Revenues from our analytics and market data products increased by $1.3 million, or 8.1%, to $17.4 million for the year ended December 31, 2005 from $16.1 million for the year ended December 31, 2004. This increase was primarily attributable to the increase in foreign exchange software licenses, energy software subscriptions and other data subscriptions, offset in part by a decrease in update fees for foreign exchange data services.

Interest Income

Interest income increased by $3.0 million, or 187.5%, to $4.6 million for the year ended December 31, 2005 as compared to $1.6 million for the year ended December 31, 2004. The increase is mainly attributable to the higher level of average cash balances during the year.

Other Income

Other income increased by $1.6 million, or 40.0%, to $5.6 million for the year ended December 31, 2005 as compared to $4.0 million for the year ended December 31, 2004. The increase is primarily related to $8.4 million in gains from one of our foreign exchange derivative contracts, offset by a loss of $2.5 million reclassified from accumulated other comprehensive loss into earnings on a foreign exchange derivative contract that was de-designated as a hedge in March 2005, which was offset by the transactional net losses based on foreign currency fluctuations. Other income for the year ended December 31, 2004 mainly consisted of transactional net gains (losses) based on foreign currency fluctuations, net gains (losses) on foreign exchange derivative contracts and proceeds received by us from a litigation settlement related to an employment contract dispute with one of our competitors.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expenses increased by $85.5 million, or 35.4%, to $327.3 million for the year ended December 31, 2005 from $241.8 million for the year ended December 31, 2004. The increase was primarily attributable to an increase in the number of brokerage personnel from 560 at December 31, 2004 to 777 at December 31, 2005, an increase in performance-related brokerage bonuses of $52.9 million and an increase in expense related to sign-on bonuses of $5.0 million resulting in large part from our overall higher total brokerage revenues and the increase in brokerage personnel.

Total compensation and employee benefits as a percentage of total revenues decreased slightly to 61.3% at December 31, 2005 from 62.8% at December 31, 2004. Total compensation and employee benefits as a percentage of total revenues, excluding the effect of new share-based compensation arrangements in 2005 which deferred certain compensation costs, would have been 63.4% for the year ended December 31, 2005. Although we expect to continue to use share-based compensation arrangements, we expect the decrease we experienced in total compensation and employee benefits as a percentage of total revenues in 2005 to diminish over the next several years.

Communications and Quotes

Communications and quotes increased by $5.4 million, or 26.3%, to $25.9 million for the year ended December 31, 2005 from $20.5 million from the year ended December 31, 2004. The increase was primarily attributable to the increase in brokerage desks and brokerage personnel.

Travel and Promotion

Travel and promotion increased by $5.2 million, or 26.7%, to $24.7 million for the year ended December 31, 2005 from $19.5 million for the year ended December 31, 2004. This expense, as a percentage of our total brokerage revenues for the year ended December 31, 2005 decreased slightly to 4.9% from 5.4% for the year ended December 31, 2004. This decrease was primarily due to the Company’s efforts to lower costs and the increase in the Company’s total brokerage revenues.

Rent and Occupancy

Rent and occupancy increased by $4.8 million, or 44.9% to $15.5 million for the year ended December 31, 2005 from $10.7 million for the year ended December 31, 2004. The increase was primarily due to the lease of additional office space in the U.S. and U.K. See Note 16 to the Consolidated Financial Statements for further discussion of the U.K. lease.

Depreciation and Amortization

Depreciation and amortization expense increased by $1.4 million, or 10.1%, to $15.3 million for the year ended December 31, 2005 from $13.9 million for the year ended December 31, 2004. The increase was partially attributable to the increase in property and equipment, including software, and the accelerated depreciation of $1.1 million related to certain long-lived assets to be abandoned as a result of the early termination of the lease of our former primary U.K. office. See Note 23 to our Consolidated Financial Statements for further discussion of the U.K. lease. Another factor that contributed to the increase in depreciation and amortization expense was the increase of amortization of intangibles as a result of the acquisition of Starsupply and software development costs.

Professional Fees

Professional fees increased by $1.2 million, or 12.6%, to $10.7 million for the year ended December 31, 2005 from $9.5 million for the year ended December 31, 2004. This increase was primarily due to the increase in audit and other consulting services, which was offset by a decrease in external legal fees.

Clearing Fees

Clearing fees increased by $3.9 million, or 39.8%, to $13.7 million for the year ended December 31, 2005 from $9.8 million for the year ended December 31, 2004. This increase was due to an increase in the number of principal transactions executed during the year ended December 31, 2005 as compared to the year ended December 31, 2004. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

Interest expense increased by $0.4 million, or 12.5%, to $3.6 million for the year ended December 31, 2005 from $3.2 million for the year ended December 31, 2004. The increase was primarily due to increased interest charges on third party clearing accounts related to our brokerage operations, offset by a decrease in interest expense under our 2004 Credit Agreement resulting from a decrease in borrowings.

Other Expenses

Other expenses increased by $3.5 million, or 33.7%, to $13.9 million for the year ended December 31, 2005 from $10.4 million for the year ended December 31, 2004. The increase was attributable to a number of factors including a charge of $3.2 million in connection with the buy-out of employment contracts for our newly-hired brokerage personnel in Singapore and an increase in the fair value of the Fenics purchase obligations offset by a decrease in irrecoverable VAT relating to purchases in communications and quotes in the U.K. and a decrease in other general office and miscellaneous expenses.

Lease Termination Costs to Affiliate

Lease termination costs decreased by $3.9 million, or 144.4%, to a gain of $1.2 million for the year ended December 31, 2005 from $2.7 million in expense for the year ended December 31, 2004. Lease termination costs to affiliate represents the estimated lease termination costs in connection with the termination of the lease for our former primary office in the U.K., which we leased from an affiliate. In December 2004, we entered into an agreement to terminate this U.K. lease with the termination date set for September 1, 2005 and as a result accrued an estimate for this obligation of £1.5 million (or approximately $2.9 million). In April 2005, the Company and the affiliate executed an amendment to the lease termination agreement entered into in December 2004. The amendment accelerated termination of the lease to April 2005 and required the Company to pay a termination charge of £0.2 million (or $0.4 million). As a result of the amendment, in the second quarter of 2005, the Company reduced its lease termination liability by approximately £1.2 million (or $2.3 million). Further, the Company signed a new eighteen-month sublease agreement with the affiliate with rent of £0.5 million (or $0.9 million) per annum plus other related charges. However, in November 2005, the Company vacated the premise and accrued £0.5 million (or $0.9 million) for the remaining rent plus other related charges at year-end. Included in this amount was £0.1 million (or $0.2 million) which will be paid to third parties.

Provision for Income Taxes

Our provision for income taxes totaled $36.2 million for the year ended December 31, 2005 and $20.0 million for the year ended December 31, 2004. Our effective tax rate was 42.9% for the year ended December 31, 2005 as compared to 46.4% for the year ended December 31, 2004. The reduction in the effective tax rate was primarily due to decreases in state and local taxes, as well as a decrease in taxes related to our foreign operations. Additionally, due to a higher level of pre-tax income, the effects of non-deductible expenses were reduced.

Year ended December 31, 2004 Compared to the Year Ended December 31, 2003

Overview

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

Revenues

Brokerage Revenues

Total brokerage revenues increased by $113.2 million or 45.2%, to $363.4 for the year ended December 31, 2004 from $250.2 million for the year ended December 31, 2003. Agency commissions increased by $77.1 million, or 41.7% to $262.0 million for the year ended December 31, 2004 as compared to $184.9 million for the year ended December 31, 2003. Principal transactions increased by $36.1 million, or 55.4%, to $101.3 million for the year ended December 31, 2004 from $65.2 million for the year ended December 31, 2003. Of the total increase in brokerage revenues of $113.2 million, approximately $52.2 million was attributable to the addition of thirty-four new or restructured brokerage desks across all product areas since the beginning of the year. Revenues increased in each of our product categories with most of the increase in our equity product category.

The increase in equity products brokerage revenues of approximately $44.2 million was primarily attributable to the addition of ten new or restructured brokerage desks that generated approximately $25.3 million of brokerage revenues for the year ended December 31, 2004. The remaining increase of $18.9 million in brokerage revenues for the equity products was generated from our existing brokerage desks with our equity derivative desks alone accounting for the majority of this increase.

The increase in credit product brokerage revenues of approximately $37.7 million was attributable to $17.9 million in brokerage revenues generated by the addition of twelve new or restructured brokerage desks and continued revenue generated by our existing brokerage desks, primarily our credit derivatives and corporate bond desks.

The increase in commodity products brokerage revenues of approximately $15.6 million was primarily due to the increase of four new brokerage desks that generated $7.2 million in brokerage revenues and increased brokerage revenues generated by existing desks as a result of the continuing recovery in the energy product markets and the expansion of our wet shipping desk.

The increase in financial products brokerage revenues of approximately $15.6 million was primarily attributable to the performance from both new or restructured and existing brokerage desks, primarily non-deliverable forward, interest rate and swaptions desks.

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

Interest Income

Interest income increased by $0.4 million, or 33.3%, to $1.6 million for the year ended December 31, 2004 as compared to $1.2 million for the year ended December 31, 2003. The increase was mainly attributable to the higher level of average cash balances during the year.

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

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expenses increased by $75.5 million, or 45.4%, to $241.8 million for the year ended December 31, 2004 from $166.3 million for the year ended December 31, 2003. The increase was primarily attributable to an increase in the number of brokerage personnel from 397 at December 31, 2003 to 560 at December 31, 2004, an increase in performance-related brokerage bonuses of $40.9 million and an increase in expense related to sign-on bonuses of $6.2 million. Total increase in sign-

on bonuses for newly hired brokers in 2004 resulted from the expansion of our brokerage operations in equity, credit and commodity products.

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

Rent and Occupancy

Rent and occupancy increased slightly to $10.7 million for the year ended December 31, 2004 from $10.6 million for the year ended December 31, 2003.

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

Clearing Fees

Clearing fees increased by $6.1 million, or 164.9%, to $9.8 million for the year ended December 31, 2004 from $3.7 million for the year ended December 31, 2003. This increase was due to a higher volume in the number of principal transactions executed during the year ended December 31, 2004 as compared to the year ended December 31, 2003. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Fees paid to floor brokers are included in clearing fees.

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

Lease Termination Costs to Affiliate

Lease termination costs to affiliate for the year ended December 31, 2004 were $2.7 million. These costs represent the estimated lease termination costs in connection with our primary lease in the U.K., which we leased from an affiliate. See above for further discussion.

Provision for Income Taxes

Our provision for income taxes totaled $20.0 million for the year ended December 31, 2004 and $12.9 million for the year ended December 31, 2003. Our effective tax rate was approximately 46.4% for the year ended December 31, 2004 as compared to 47.1% for the year ended December 31, 2003. The reduction in the effective tax rate was primarily due to decreases in state and local income taxes and promotion expenses, as well as increases in business tax credits, offset by an increase in taxes related to foreign operations.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from January 1, 2004 to December 31, 2005. Results of any period are not necessarily indicative of results for a full year.

Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 30, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions (a)	$104,335	$98,559	$100,718	$87,971	$73,366	$69,705	$60,589	$58,379
Principal transactions (a)	31,250	27,420	27,635	28,112	25,627	24,977	26,978	23,757
Total brokerage revenues	135,585	125,979	128,353	116,083	98,993	94,682	87,567	82,136
Analytics and market data	3,388	3,894	4,711	5,402	3,732	3,664	4,012	4,673
Interest income	1,458	1,236	883	1,060	776	356	170	276
Other income (loss)	(145)	(420)	6,376	(251)	1,597	1,077	701	608
Total revenues	140,286	130,689	140,323	122,294	105,098	99,779	92,450	87,693
Expenses
Compensation and employee benefits (b)	89,511	81,461	80,896	75,477	66,224	62,062	58,475	55,086
Communications and quotes	7,064	6,656	6,341	5,799	5,341	5,196	5,325	4,674
Travel and promotion	7,017	5,833	6,041	5,761	6,251	4,382	4,930	3,948
Rent and occupancy	3,447	4,662	3,913	3,428	2,479	2,861	2,756	2,573
Depreciation and amortization (b)	4,159	3,434	3,599	4,092	4,060	3,411	3,243	3,142
Professional fees	2,507	2,797	2,927	2,469	2,676	2,848	2,178	1,766
Clearing fees	3,858	3,480	2,974	3,371	3,623	2,743	2,385	1,065
Interest expenses	1,016	778	597	1,244	1,076	838	666	579
Other expenses	1,855	2,217	5,809	4,009	3,343	2,299	2,686	2,025
Lease termination costs to affiliate	1,070	—	(2,266)	—	2,651	—	—	—
Total expenses	121,504	111,318	110,831	105,650	97,724	86,640	82,644	74,858
Income before provision for taxes	18,782	19,371	29,492	16,644	7,374	13,139	9,806	12,835
Provision for income taxes	7,363	8,523	12,810	7,490	4,017	5,266	4,716	6,032
Net income	$11,419	$10,848	$16,682	$9,154	$3,357	$7,873	$5,090	$6,803

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 30, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
Revenues
Brokerage revenues:
Agency commissions (a)	74.4%	75.4%	71.8%	72.0%	69.8%	69.9%	65.5%	66.6%
Principal transactions (a)	22.3	21.0	19.7	23.0	24.4	25.0	29.2	27.1
Total brokerage revenues	96.7	96.4	91.5	95.0	94.2	94.9	94.7	93.7
Analytics and market data	2.4	3.0	3.4	4.4	3.6	3.6	4.3	5.3
Interest income	1.0	0.9	0.6	0.8	0.7	0.4	0.2	0.3
Other income (loss)	(0.1)	(0.3)	4.5	(0.2)	1.5	1.1	0.8	0.7
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits (b)	63.8%	62.3%	57.6%	61.7%	63.1%	62.2%	63.3%	62.8%
Communications and quotes	5.0	5.1	4.6	4.8	5.1	5.2	5.8	5.3
Travel and promotion	5.0	4.5	4.3	4.7	5.9	4.4	5.4	4.5
Rent and occupancy	2.5	3.6	2.8	2.8	2.4	2.9	3.0	2.9
Depreciation and amortization (b)	3.0	2.6	2.6	3.3	3.9	3.4	3.5	3.6
Professional fees	1.8	2.1	2.1	2.0	2.5	2.9	2.4	2.0
Clearing fees	2.8	2.7	2.1	2.8	3.4	2.7	2.6	1.2
Interest expenses	0.7	0.6	0.4	1.0	1.0	0.8	0.7	0.7
Other expenses	1.3	1.7	4.1	3.3	3.2	2.3	2.9	2.3
Lease termination costs to affiliate	0.8	—	(1.6)	—	2.5	—	—	—
Total expenses	86.7%	85.2%	79.0%	86.4%	93.0%	86.8%	89.6%	85.3%
Income before provision for taxes	13.3	14.8	21.0	13.6	7.0	13.2	10.4	14.7
Provision for income taxes	5.2	6.5	9.1	6.1	3.8	5.3	5.1	6.9
Net income	8.1%	8.3%	11.9%	7.5%	3.2%	7.9%	5.3%	7.8%

(a)              During the fourth quarter 2005, we became aware that revenues generated by certain desks were not properly classified between agency commissions and  principal transactions for the first three quarters of 2005. Consequently, we have properly reclassified the agency commissions and principal transactions for these quarters. Agency commissions, as previously reported, were $89,479, $99,279 and $89,675 for first, second and third quarter of 2005, respectively. Principal transactions, as previously reported, were $26,604, $29,074 and $36,304 for first, second and third quarter of 2005, respectively. There was no impact on total brokerage revenues.

(b)             During the fourth quarter 2005, we identified certain software development costs that were expensed as compensation and employee benefits in prior quarters of 2005 rather than capitalized. We have properly capitalized these expenses in the fourth quarter, resulting in a reduction of $1,999 in compensation and employee benefits expense and an increase in amortization of $136. Of the $1,999 reduction in compensation and employee benefits expense, approximately $416, $752 and $831 was related to the first, second and third quarter of 2005, respectively.

The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

Quarter Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 30, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 30, 2004
(dollars in thousands)
Brokerage Revenues:

Credit	$55,443	$51,472	$60,749	$51,653	$36,304	$42,315	$37,247	$37,223
Financial	29,213	30,804	29,835	26,285	24,870	20,377	18,922	20,540
Equity	29,931	25,993	21,869	21,002	21,753	18,656	18,515	12,549
Commodity	20,998	17,710	15,900	17,143	16,066	13,334	12,883	11,824
Total brokerage revenues	$135,585	$125,979	$128,353	$116,083	$98,993	$94,682	$87,567	$82,136
Brokerage Revenues:
Credit	40.9%	40.8%	47.3%	44.5%	36.7%	44.7%	42.6%	45.3%
Financial	21.5	24.5	23.2	22.6	25.1	21.5	21.6	25.0
Equity	22.1	20.6	17.0	18.1	22.0	19.7	21.1	15.3
Commodity	15.5	14.1	12.4	14.8	16.2	14.1	14.7	14.4
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

To date, we have financed our operations through cash flows from operations, proceeds received from sales of our equity securities and borrowings under our credit facilities. In August 2004, we entered into the 2004 Credit Agreement that provided for a revolving credit facility in a principal amount of $80.0 million, which included a letter of credit facility that has a sub-limit of $30.0 million. The 2004 Credit Agreement could have been increased to $100.0 million with the consent of the lenders. Borrowings under the 2004 Credit Agreement were used to repay in full our outstanding borrowings under our previous credit facility (the “2002 Credit Facility”). In February 2006, we amended and restated our 2004 Credit Agreement. See Note 24 to the Consolidated Financial Statements for further details.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At December 31, 2005, we had $144.1 million of cash and cash equivalents compared to $105.2 million and $87.3 million at December 31, 2004 and 2003, respectively. The changes to our cash and cash equivalents balances for these periods are due to our operating, investing and financing activities as discussed below.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the years ended December 31,

	2005	2004	2003
Cash provided by operating activities	$15,653	$15,212	$28,924
Cash used in investing activities	(35,735)	(7,795)	(7,804)
Cash provided by financing activities	58,889	10,574	2,761
Effects of foreign currency translation adjustment	180	(129)	(289)
Increase in cash and cash equivalents	$38,987	$17,862	$23,592

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effects of changes in working capital. Cash provided by operating activities was $15.7 million for the year ended December 31, 2005 and consisted of net income of $48.1 million adjusted for non-cash items of $23.7 million and $56.1 million utilized for working capital. The $56.1 million utilized for working capital primarily consisted of changes in net receivables to brokers, dealers and clearing organizations, accrued commissions receivables and other assets, offset by increases in accrued compensation and other liabilities. Cash provided by operating activities was $15.2 million for the year ended December 31, 2004 and consisted of net income of $23.1 million adjusted for non-cash items of $14.0 million and $21.9 million of working capital. Cash provided by operating activities was $28.9 million for the year ended December 31, 2003 and consisted of net income of $14.5 million adjusted for non-cash items of $9.2 million and $5.3 million of working capital.

Cash used in investing activities was $35.4 million for the year ended December 31, 2005 as compared to $7.8 million for each of the years ended December 31, 2004 and 2003. The increase in cash used in investing activities during 2005 as compared to 2004 and 2003 was primarily attributable to the cash used for the acquisition of assets and certain liabilities of Starsupply, the acquisition of the minority interest in Fenics and the purchase of property, equipment and leasehold improvements, offset by proceeds received from foreign exchange derivative contracts.

Cash provided by financing activities was $58.9 million for the year ended December 31, 2005 as compared to $10.6 million for the year ended December 31, 2004. The cash provided by financing activities for the year ended December 31, 2005 reflected net proceeds of $73.7 million received from the IPO and $13.3 million from the exercise of stock options and warrant, offset by the repayment of a $9.3 million loan note payable to JPI and $68.5 million of net repayments of amounts under our 2004 Credit Facility. Cash provided by financing activities was $10.6 million for the year ended December 31, 2004 as compared to $2.8 million for the year ended December 31, 2003. Net borrowing under the revolving portion of our 2002 Credit Facility decreased by $3.5 million for the year ended December 31, 2004 as compared to the year ended December 31, 2003, which was offset by the repayment of the loan note payable to JPI and the net repayments of amounts under our Credit Facility.

On February 24, 2006, we amended and restated the terms of our 2004 Credit Agreement with the Bank of America and certain lenders, which we refer to as the 2006 Credit Agreement. The 2006 Credit Agreement provides for maximum borrowings to be increased from $80.0 million under the 2004 Credit Agreement to $135.0 million under the 2006 Credit Agreement and extends the expiration date from August 23, 2007 to February 24, 2011. Under the 2006 Credit Agreement, loans will bear interest of the London Interbank Offered Rate LIBOR plus a margin determined by our consolidated leverage ratio as defined in the 2006 Credit Agreement. The 2006 Credit Agreement contains covenants which restricts, among other things, our ability to borrow, pay dividends, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. At December 31, 2005, there were $31.8 million in outstanding borrowings and $6.5 million pursuant to letters of credit under our 2004 Credit Agreement. At December 31, 2005, we had $41.7 million of availability under the 2004 Credit Agreement and we were in compliance with all of our obligations under the 2004 Credit Agreement, as amended. We are currently in compliance with all of our obligations under the 2006 Credit Agreement.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group PTE Ltd. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital, licensing and financial requirements. U.S. and U.K. regulations prohibit a registered broker-dealer from repaying borrowings of its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification or approval from its principal regulator. Our non-regulated subsidiaries are not subject to these restrictions. The capital structures of each of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements.

GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act in the U.S. As of December 31, 2005, GFI Securities LLC had Net Capital, as defined under the Exchange Act, of $44.7 million, which was $44.5 million in excess of its required minimum net capital of $0.3 million.

GFI Securities Limited and GFI Brokers Limited are subject to the capital requirements of FSA in the United Kingdom. As of December 31, 2005, GFI Securities Limited had financial resources, as defined by the FSA, of $23.9 million, which was $9.8 million in excess of its required financial resources of $14.1 million. As of December 31, 2005, GFI Brokers Limited had financial resources, as defined by the FSA, of $14.1 million, which was $5.6 million in excess of its required financial resources of $8.5 million.

GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined, of 50,000 Japanese Yen as part of its licensing requirement, in accordance with the Foreign Securities Firms Law. Additionally, GFI Securities Limited is subject to the JSDA’s financial requirement that revenue plus “brought-in” capital exceed a ratio of 120.0% of relevant expenditure. At December 31, 2005, GFI Securities Limited met the licensing requirement by maintaining “brought-in” capital of 50,000 Japanese Yen (approximately $424) as part of the Foreign Securities Firms Law. Additionally, GFI Securities Limited’s revenue plus “brought-in” capital ratio was 656%, which exceeded the JSDA’s financial requirement by approximately 536%.

GFI Securities Limited’s Paris branch was established through the exercise of its passport right to open a branch in an EEA state. This branch commenced operation on February 1, 2006. The establishment of the branch was approved by FSA and acknowledged by Banque de France in France. The branch will be subject to the conduct of business rules of AMF when dealing with resident customers of France and will be regulated, in part, by the FSA.

GFI Brokers’ Sydney branch is registered as a foreign corporation in Australia and is conditionally exempt from the requirement to hold an Australian financial services license under the Australian Securities and Investments Commission Corporations Act 2001 in respect of the financial services it provides in Australia. This exemption applies to foreign companies regulated by the FSA in accordance with U.K. regulatory standards.

GFI (HK) Securities LLC is subject to the capital requirements of the SFC in Hong Kong. At December 31, 2005, GFI (HK) Securities LLC had net capital of approximately $1.1 million, which was $0.7 million in excess of its required minimum net capital of $0.4 million.

In Singapore, the MAS regulates our subsidiary GFI Group PTE Ltd. Our compliance requirements with the MAS include, among other things, maintaining stockholders’ equity of 3.0 million Singapore dollars and monitoring GFI Group PTE Ltd.’s trading practices and business activities. At December 31, 2005, GFI Group PTE Ltd had stockholders’ equity of 4.2 million Singapore dollars (approximately $2.5 million), which was 1.2 million Singapore dollars (approximately $0.7) in excess of its required stockholders’ equity.

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

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available and our ability to borrow under our 2006 Credit Agreement, will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

In January 2005, we completed our IPO and received net proceeds of $73.7 million after deducting the underwriting discount and expenses of the offering. We used a portion of the net proceeds from the IPO to repay in full the outstanding principal plus accrued interest of $9.7 million on the note held by Jersey Partners. In February 2005, we used a portion of the net proceeds from the IPO to pay down in full the outstanding balance plus accrued interest of $52.6 million under our 2004 Credit Agreement. We also used $4.2 million of the net proceeds from the IPO to purchase the remaining Fenics Limited shares not currently owned by us. Further, we used $3.2 million of the net proceeds from the IPO in connection with newly-hired brokerage personnel in Singapore to buy-out their employment contracts with their former employers and $4.0 million for capital contributions to certain subsidiaries in Asia to be used for investments in key personnel recruitment and for working capital purposes. As of September 30, 2005, we had fully utilized our net proceeds from the IPO.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of December 31, 2005:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations
Notes Payable (1)	$31,924	$31,924	$—	$—	$—
Operating Leases (2)	48,983	4,659	15,831	13,307	15,186
Purchase Obligations (3)	9,255	6,570	2,685	—	—
Total	$90,162	$43,153	$18,516	$13,307	$15,186

(1)          Amounts listed under Notes Payable represent outstanding borrowings under our 2004 Credit Agreement and vary from the notes payable reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees. Additionally, it included interest due of $119 which was paid in January 2006. In February 2006, we amended and restated our 2004 Credit Agreement. See Notes 10 and 24 to the Consolidated Financial Statements for further details regarding the 2004 Credit Agreement and the 2006 Credit Agreement, respectively.

(2)          Amounts listed under Operating Leases include the future minimum rental commitments relating to our Christopher Street lease in London, which premises we vacated in February 2006. The future minimum rental commitments include obligations for the period covering January 2006 through February 2008, at which time we can terminate the lease without a penalty. See Note 24 to the

Consolidated Financial Statements for further details. Additionally, it includes the future minimum rental commitments relating to our Hewett Street lease in London. We vacated the Hewett Street premises in November 2005; however, we are obligated to pay the remaining rent plus other related charges through October 2006. See Note 23 to our Consolidated Financial Statements for further details.

(3)          Amounts listed under Purchase Obligations include agreements for quotes with various information service providers.  Additionally, it includes purchase commitments for capital expenditures relating to our primary lease in the U.K. and the lease for our Tokyo office.

Off-Balance Sheet Entities

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believed are reasonable under the circumstances. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We provide brokerage services to our clients in the form of either agency or principal transactions. In agency transactions, we charge commissions for executing transactions between buyers and sellers. We earn revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transaction revenue is primarily derived from matched principal transactions. In matched principal transactions, we simultaneously agree to buy instruments from one party and sell them to another. Certain of our brokerage desks enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating our clients’ execution needs. These unmatched positions are intended to be held short term. Brokerage revenues and related expenses from agency and principal transactions are recognized on a trade date basis. We do not receive actual payment of the commissions or the net spread until the specific account receivable is collected in an agency transaction or until the specific settlement date in a principal transaction.

We evaluate the level of our allowance for doubtful accounts based on the financial condition of our clients, the length of time receivables are past due and our historical experience with the particular client.

Also, if we know of a client’s inability to meet its financial obligations, we record a specific provision for doubtful accounts for estimated losses resulting from the inability of that client to make payments. The amount of the provision will be charged against the amounts due to reduce the receivable to the amount we reasonably believe will be collected. If the financial condition of one of our clients were to deteriorate, resulting in an impairment of its ability to make payments, an additional provision could be required. Due to changing economic business and market conditions, we review the provision monthly and make changes to the provision as appropriate. Our allowance for doubtful accounts at December 31, 2005 was $3.2 million.

Software Development Capitalization

Software Inventory—We capitalize costs related to the development of certain software products or the costs related to the significant enhancement of existing products that meet the criteria of Statement of Financial Accounting Standards (“SFAS”) No. 86,  Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 provides for the capitalization of computer software that is to be used as an integral part of a product or process to be sold or leased, after technological feasibility has been established for the software and all research and development activities for the other components of the product or process have been completed. We cease capitalizing costs when the product is available for general release to our customers. Software inventory is stated at the lower of cost or net realizable value, which is based on projected revenues. We amortize the costs based on the greater of the ratio of current year revenue to current year revenue plus projected revenue or straight-line, generally over three years. Amortization begins when a product is available for general release to customers.

The capitalized costs, the estimate of a product’s economic life and the estimate of projected revenues require management’s judgment. Any changes in key assumptions, market conditions or other circumstances could result in an impairment of the capitalized asset and a charge to our operating results.

Internal-Use Software—We capitalize certain costs of software developed or obtained for internal use in accordance with the Statement of Position (“SOP”) 98-1,  Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. We capitalize software development costs when application development begins and it is probable that the project will be completed and the software will be used as intended. Costs associated with preliminary project stage activities, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalized personnel costs are limited to time directly spent on such projects. Capitalized costs are ratably amortized, using the straight-line method, over the estimated useful lives which are typically over three years. Our judgment as to which costs to capitalize, when to begin capitalizing such costs and what period to amortize the costs over, may materially affect our results of operations. If management determines that the fair value of the software is less than the carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

Goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets, management is required to perform a detailed review, at least annually, of the carrying value of our intangible assets, which includes goodwill. In this process, management is required to make estimates and assumptions in order to determine the fair value of our assets and liabilities and projected future earnings using various valuation techniques, including a discounted cash flow model. Management uses its best judgment and information available to it at the time to perform this review. Because management’s assumptions and estimates are used in projecting future earnings as part of the valuation, actual results may differ. If management determines that the fair value of the intangible asset is less than its carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

Contingencies

In the normal course of business, we have been named as defendants in various lawsuits and proceedings and have been involved in certain regulatory examinations. Additional actions, investigations or proceedings may be brought from time to time in the future. We are subject to the possibility of losses from these various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the balance sheet date. We have recorded reserves for certain contingencies to which we may have exposure, such as reserves for certain income tax and litigation contingencies and contingencies related to the employer portion of National Insurance Contributions in the U.K. We disclose asserted claims when it is at least reasonably possible that an asset had been impaired or a liability had been incurred as of the date of the financial statements and unasserted claims when it is considered probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable.

It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves we have accrued. It is management’s opinion that the ultimate resolution of these matters, while not likely to have a material adverse effect on our consolidated financial condition, could be material to our operating results for any particular period.

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

We are subject to regular examinations by the Internal Revenue Service, taxing authorities in foreign countries, and states in which we have significant business operations. We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from on-going and subsequent years’ examinations. Included in our current tax expense are charges to accruals for expected tax assessments in accordance with SFAS No. 5, Accounting for Contingencies. The resolution of these tax matters could have a material impact on our effective tax rate.

Recent Accounting Pronouncements

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107 to provide guidance on SFAS No. 123(R), Share-Based Payments, (SFAS No. 123(R)). SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective March 29, 2005. In April 2005, the SEC modified the effective date of SFAS No. 123(R) to be as of the first reporting period of the first fiscal year beginning after June 15, 2005. The SEC’s modification of the effective date did not change the accounting required by SFAS No. 123(R).

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective application transition method. The adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations. Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires the excess tax benefits be reported as financing cash flow rather than as a reduction of taxes paid.

Upon the adoption of SFAS No. 123(R), the Company will recognize a net gain of approximately $0.1 million as a cumulative effect of a change in accounting principle in the first quarter of 2006 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The Company estimated the forfeiture rates based on historical experience.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005. The adoption of FIN 47 will not have a significant impact on the Company’s results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISLOSURE ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange rate fluctuations related to our international brokerage operations, changes in interest rates which impact our variable-rate debt obligations, credit risk associated with potential non-performance by counterparties or customers and market risk associated with our principal transactions. Our risk management strategy with respect to certain of these market risks includes the use of derivative financial instruments. We use derivatives only to manage existing underlying exposures of the Company. Accordingly, we do not use derivative contracts for speculative purposes. Our risks, risk management strategy, and a sensitivity analysis estimating the effects of changes in fair values for exposures relating to foreign currency and interest rate exposures are outlined below.

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward and foreign exchange collar contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. Certain of these Foreign Exchange Derivative Contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. At December 31, 2005, we had outstanding Foreign Exchange Derivative Contracts to purchase and sell foreign currency with notional amounts translated into U.S. Dollars of $73.9 million. We would have received $2.2 million at December 31, 2005 to settle these contracts, which represents the fair value. At December 31, 2005, if the Euro strengthened by 10% against the U.S. Dollar, it would decrease the fair value of these contracts and, as a result, accumulated other comprehensive income would decrease by approximately $3.8 million, net of tax.

We are also exposed to counterparty credit risk for nonperformance of Foreign Exchange Derivative Contracts and in the event of nonperformance, to market risk for changes in currency rates. The counterparties with whom we trade foreign exchange derivative contracts are major international financial institutions. We monitor our positions with and the credit quality of these financial institutions and we do not anticipate nonperformance by the counterparties.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened by 10% against the U.S. Dollar and the U.S. Dollar strengthened by 10% against the British Pound, the net impact to our net income would have been a reduction of approximately $1.5 million as of December 31, 2005.

Interest Rate Risk

We had $31.8 million in variable-rate debt outstanding at December 31, 2005. These debt obligations are subject to fluctuations in interest rates, which impact the amount of interest we must pay. If variable interest rates were to increase by 0.50% per annum, the annual impact to our net income would be a reduction of approximately $0.1 million.

Credit Risk

Credit risk arises from potential non-performance by counter parties and customers. We have established policies and procedures to manage our exposure to credit risk. We maintain a thorough credit approval process to limit exposure to counterparty risk and employ stringent monitoring to control the market and counterparty risk from our matched principal and agency businesses. Our brokers may only execute transactions for clients that have been approved by our credit committee following review by our credit department. Our credit approval process generally includes verification of key financial information and operating data and anti-money laundering verification checks. Our credit review process includes consideration of independent credit agency reports and a visit to the entity’s premises, if necessary. We have developed and utilize a proprietary, electronic credit monitoring system.

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

Principal Transactions

Through our subsidiaries, we execute matched principal transactions in which we act as a “middleman” by serving as counterparty to both a buyer and a seller in matching back-to-back trades. These transactions are then settled through a third-party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. In a limited number of circumstances, we may settle a principal transaction by physical delivery of the underlying instrument.

Our matched principal trades have continued to grow as compared to the prior years. Matched principal trades in the less liquid markets on which we focus are less likely to settle on a timely basis than transactions in more liquid markets. Receivables from brokers, dealers and clearing organizations and payables to brokers, dealers and clearing organizations on our consolidated statement of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. Our experience has been that substantially all of these transactions ultimately settle.

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

In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as “out trades,” and they create a potential liability for us. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations. Transactions done on an agency basis may also give rise to such risks.

In addition, liability for unmatched trades could adversely affect our results of operations and balance sheet. We allow certain of our brokerage desks to enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating clients’ execution needs or for the purpose of proprietary trading to arbitrage the value between an exchange traded fund and its component securities. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms of the instruments brokered, and the amount of time the positions are held before we dispose of the position. We do not track our exposure to unmatched positions on an intra-day basis; however, we attempt to mitigate our market risk on these positions by hedging our exposure. These unmatched positions are intended to be held short term. . However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to match the position or effectively hedge our exposure and we may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market.

We attempt to manage our market risk exposure from any proprietary trading activities through the establishment and monitoring of trading policies, which include limiting those brokerage desks that are authorized to enter into unmatched positions, limiting types of transactions that may be executed on an unmatched basis and by setting position and capital at risk limits.

Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

We also attempt to mitigate the risks associated with principal transactions through our credit approval and credit monitoring processes. We maintain a credit approval process as described above under the discussion of “Credit Risk” as a means of mitigating exposure to counterparty risk. In addition, our credit risk department regularly monitors concentration of market risk to financial instruments, countries or counterparties and regularly monitors trades that have not settled within prescribed settlement periods or volume thresholds. We have developed and utilize a proprietary, electronic credit monitoring system, which provides management with twice daily credit reports that analyze credit concentration.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GFI Group Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 22, 2006

GFI GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share and per share amounts)

	December 31
	2005	2004
ASSETS
Cash and cash equivalents	$144,148	$105,161
Deposits with clearing organizations	7,824	8,833
Accrued commissions receivable, net of allowance for doubtful accounts	89,727	50,665
Receivables from brokers, dealers and clearing organizations	208,938	408,241
Property, equipment and leasehold improvements, net	31,674	25,449
Software inventory, net	5,687	3,495
Goodwill	26,683	11,482
Intangible assets, net	2,355	1,439
Other assets	59,101	25,458
TOTAL ASSETS	$576,137	$640,223
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$88,628	$64,097
Accounts payable and accrued expense	22,455	21,560
Payables to brokers, dealers and clearing organizations	165,766	376,065
Notes payable, net	31,247	49,591
Loan note payable	—	9,250
Income taxes payable	—	10,336
Other liabilities	28,914	23,041
Lease termination payable to affiliate	875	2,871
Total Liabilities	$337,885	$556,811
Commitments and contingencies
Series C redeemable convertible preferred stock, $0.01 par value; none authorized and outstanding at December 31, 2005; 35,373,704 shares authorized; 3,723,545 shares outstanding at December 31, 2004 (liquidation value of $41.5 million at December 31, 2004)	—	30,043
STOCKHOLDERS’ EQUITY
Convertible preferred stock, $0.01 par value; none authorized and outstanding at December 31, 2005; (liquidation value of $29.6 million at December 31, 2004)	—	29,069
Preferred stock, $0.01 par value; 5,000,000 shares authorized none outstanding at December 31, 2005; none authorized or outstanding at December 31, 2004
Class A common stock, $0.01 par value; none authorized and outstanding at December 31, 2005; 100,000,000 authorized; 5,893,846 outstanding at December 31, 2004	—	59
Common stock, $0.01 par value; 100,000,000 shares authorized and 27,904,568 shares outstanding at December 31, 2005; 300,000,000 shares authorized; 10,155,809 outstanding at December 31, 2004	279	102
Additional paid in capital	195,360	35,162
Retained earnings (accumulated deficit)	44,790	(3,313)
Accumulated other comprehensive loss	(2,177)	(7,710)
Total Stockholders’ Equity	238,252	53,369
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$576,137	$640,223

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
REVENUES:
Brokerage revenues:
Agency commissions	$391,583	$262,039	$184,920
Principal transactions	114,417	101,339	65,237
Total brokerage revenues	506,000	363,378	250,157
Analytics and market data	17,395	16,081	13,143
Interest income	4,637	1,578	1,167
Other income	5,560	3,983	1,377
Total revenues	533,592	385,020	265,844
EXPENSES:
Compensation and employee benefits	327,345	241,847	166,276
Communications and quotes	25,860	20,536	16,512
Travel and promotion	24,652	19,511	14,301
Rent and occupancy	15,450	10,669	10,645
Depreciation and amortization	15,284	13,856	10,297
Professional fees	10,700	9,468	7,793
Clearing fees	13,683	9,816	3,668
Interest	3,635	3,159	2,470
Other expenses	13,890	10,353	6,533
Lease termination costs to affiliate	(1,196)	2,651	—
Total Expenses	449,303	341,866	238,495
INCOME BEFORE PROVISION FOR INCOME TAXES	84,289	43,154	27,349
PROVISION FOR INCOME TAXES	36,186	20,031	12,885
NET INCOME	$48,103	$23,123	$14,464
EARNINGS PER SHARE
Basic	$1.80	$1.01	$0.63
Diluted	$1.74	$0.95	$0.61
WEIGHTED AVERAGE SHARES OUSTANDING BASIC
Class A common stock	484,426	5,893,846	5,893,846
Common stock	25,761,202	10,155,809	10,155,809
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	27,699,325	24,334,003	23,693,418

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2005	2004	2003
NET INCOME	$48,103	$23,123	$14,464
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on foreign derivative exchange contracts, net of tax	5,353	(7,598)	417
Foreign currency translation adjustment, net of tax	180	(129)	(289)
COMPREHENSIVE INCOME	$53,636	$15,396	$14,592

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,103	$23,123	$14,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,284	13,856	10,297
Amortization of loan fees	400	270	142
Provision for doubtful accounts	649	815	(559)
Loss on disposal of fixed assets	—	—	86
Deferred compensation	4,110	195	44
(Benefit) provision for deferred taxes	9,666	(4,344)	(771)
Loss on foreign currency exchange for notes payable	93	-	128
Loss (gain) on Fenics Purchase Obligation	2,030	570	(198)
Gain on foreign exchange derivative contracts	(7,344)	—	—
Lease termination payable to affiliate	(1,195)	2,651	—
(Increase) decrease in operating assets:
Deposits with clearing organizations	1,009	(888)	(845)
Accrued commissions receivable	(40,098)	(22,981)	838
Receivables from brokers, dealers and clearing organizations	199,303	(215,562)	(74,130)
Software inventory	(3,215)	(1,584)	(1,755)
Other assets	(40,788)	(6,941)	692
Increase (decrease) in operating liabilities:
Accrued compensation	24,531	21,521	(3,111)
Accounts payable and accrued expenses	516	(486)	1,995
Payables to brokers, dealers and clearing organizations	(210,298)	198,375	77,547
Income taxes payable	(169)	4,070	1,651
Other liabilities	13,769	2,552	2,409
Cash paid to affiliate for lease termination	(703)	—	—
Cash provided by operating activities	15,653	15,212	28,924
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for business acquisitions and intangible assets	(19,631)	—	(198)
Purchase of property, equipment and leasehold improvements	(18,740)	(7,795)	(7,626)
Disposal of property and equipment	—	—	20
Proceeds from foreign exchange derivative contracts	2,636	—	—
Cash used in investing activities	(35,735)	(7,795)	(7,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(68,500)	(3,000)	(7,500)
Proceeds from notes payable	49,712	14,500	18,000
Repayment of loan notes payable	(9,250)	—	(7,739)
Payment of loan fees	—	(926)	—
Issuance of common stock	73,651	—	—
Proceeds from exercises of stock options and a warrant	13,276	—	—
Cash provided by financing activities	58,889	10,574	2,761
Effects of foreign currency translation adjustment	180	(129)	(289)
INCREASE IN CASH AND CASH EQUIVALENTS	38,987	17,862	23,592
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	105,161	87,299	63,707
CASH AND CASH EQUIVALENTS, END OF PERIOD	$144,148	$105,161	$87,299
SUPPLEMENTAL DISCLOSURE:
Interest paid	$3,540	$3,036	$1,943
Income taxes paid, net of refunds	$33,211	$20,907	$12,581

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible Preferred Stock	Class A Common Stock	Common Stock	Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, JANUARY 1, 2003	$29,069	$59	$102	$34,923	$(40,900)	$(111)	$23,142
Foreign currency translation
adjustment	—	—	—	—	—	(289)	(289)
Unrealized gains on
foreign derivative
exchange contracts						417	417
Deferred compensation	—	—	—	44	—	—	44
Net income	—	—	—	—	14,464	—	14,464
BALANCE, DECEMBER 31, 2003	29,069	59	102	34,967	(26,436)	17	37,778
Foreign currency translation
adjustment	—	—	—	—	—	(129)	(129)
Unrealized losses on foreign
derivative exchange
contracts	—	—	—	—	—	(7,598)	(7,598)
Deferred compensation	—	—	—	195	—	—	195
Net income	—	—	—	—	23,123	—	23,123
BALANCE, DECEMBER 31, 2004	29,069	59	102	35,162	(3,313)	(7,710)	53,369
Exercise of stock options
and a warrant	—	—	11	13,265	—	—	13,276
Proceeds from issuance of
common stock	—	—	40	73,611	—	—	73,651
Conversions of equity	(29,069)	(59)	126	59,045	—	—	30,043
Tax benefits associated
with share-based awards	—	—	—	10,167	—	—	10,167
Foreign currency translation
adjustment	—	—	—	—	—	180	180
Unrealized gains on
foreign derivative
exchange contracts	—	—	—	—	—	5,353	5,353
Deferred compensation	—	—	—	4,110	—	—	4,110
Net income	—	—	—	—	48,103	—	48,103
BALANCE, DECEMBER 31, 2005	$—	$—	$279	$195,360	$44,790	$(2,177)	$238,252

See notes to consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

The consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its sole wholly-owned subsidiary GFInet inc. (“GFInet”), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI Group PTE Ltd. and Fenics Limited and subsidiaries (“Fenics”). As of December 31, 2005, Jersey Partners, Inc. (“JPI”) is the largest shareholder of the Company’s common shares.

On January 31, 2005, the Company completed its initial public offering (the “IPO”), selling 3,947,369 shares of common stock at $21.00 per share. Net proceeds to the Company from the IPO after deducting underwriters’ discounts and expenses were $73,651.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the consolidated financial statements. Management believes that the estimates utilized in the preparation of the consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Agency Commissions—In agency transactions, the Company charges commissions for executing transactions between buyers and sellers. Agency commissions revenues and related expenses are recognized on a trade date basis.

Principal Transactions—Principal transaction revenue is primarily derived from matched principal transactions. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. A very limited number of brokerage desks are allowed to enter into unmatched principal transactions to facilitate a customer’s execution needs for transactions initiated by such customers or for the purpose of proprietary trading to arbitrage the value between an exchange traded fund and its component securities. These unmatched positions are intended to be held short term. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered.

Additionally, from time to time, under the circumstances described above or if a transaction fails to settle on a timely basis, the Company may hold securities positions overnight. These positions are marked to market on a daily basis. Principal transactions revenues and related expenses are recognized on a trade date basis.

Analytics and Market Data Revenue Recognition—Analytics revenue consists mostly of fees for licenses of software products as well as maintenance, installation, customer training and technical support of those products. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Analytics revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred and no significant implementation obligations remain, the fee is fixed and determinable, and collectibility is probable. Fees for future updates of software products are considered separate arrangements and related revenues are recognized when the customer acknowledges participation in the update and delivery occurs.   Market data revenue from subscription fees is recognized over the term of the subscription period, which is generally two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

The Company markets its analytics and market data products through its direct sales force and indirectly through resellers. The Company’s license agreements for such products do not provide for a right of return.

Property, Equipment and Leasehold Improvements—Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method generally over three to seven years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are amortized on a straight-line basis over the estimated useful life of the software, generally three years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

Construction Type Contract—At December 31, 2005, the Company had a construction-type contract whereby the Company would develop an online currency trading system and customize it for a customer. The Company will own the back-end portion of the online currency trading system and this technology will

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

be available to license to other third parties. The contract is accounted for using the completed-contract method in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts,” and with the applicable guidance provided by SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts as the Company is unable to make reasonably dependable estimates of progress towards completion. Under this method, revenues and expenses are deferred and netted on the balance sheet until such time when the project is substantially complete. As of December 31, 2005, the net asset included in other assets was $134, comprised of costs to date of $4,076 net of billings to date of $3,942. The Company does not anticipate a loss on this contract.

Additionally, in conjunction with the product development and customization contract, the Company provides hosting services to the customer. Revenue for hosting services is recognized as earned on the portion relating to the rendering of future hosting services. Furthermore, the Company recognizes the deferred portion of the hosting services over the hosting period.

Software Inventory—In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company capitalizes certain costs of software developed for new products or for significant enhancements to existing products, once technological feasibility is established. The Company ceases capitalizing costs when the product is available for general release to the customers. Software inventory is stated at the lower of cost or net realizable value, which is based on projected revenues. Amortization is calculated on the greater of the ratio of current year revenue to current year revenue plus projected revenue or straight-line, generally over three years. Amortization begins when a product is available for general release to customers. Expenditures for maintenance and repairs are charged directly to expense as incurred.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. In accordance with SFAS No. 142 Goodwill and Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In the event the Company determines that the value of goodwill has become impaired, it will incur a charge for the amount of impairment during the fiscal quarter in which such determination is made. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization where the contract between the Company and the employee provides for the return of proportionate amounts outstanding if employment is severed prior to the termination of the contract. Amortization is calculated using the straight-line method over the term of the contract, which is generally over three years. These forgivable loans have approximate market interest rates of up to 4.5%. The Company expects to fully recover the prepaid bonuses and forgivable loans when employees terminate their employment prior to the expiration of the contract.  The prepaid bonuses and forgivable loans are included in the Consolidated Statements of Financial Condition in other assets.

Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in the receivables from commissions denominated in foreign currencies. Certain contracts qualify as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The Company reclassifies gains and

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

losses on the foreign exchange derivative contracts included in accumulated other comprehensive loss into earnings at the time the hedged transactions are recognized. The Company measures effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of the hedges, if any, is included in other income. There is no portion of the derivative instruments’ gains or losses that has been excluded from the assessment of effectiveness. For foreign exchange derivative contracts that do not qualify for hedge accounting under SFAS No. 133, the Company records these contracts at fair value and all realized and unrealized gains and losses are included in other income in the Consolidated Statement of Income.

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

Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the average rates of exchange for the period, and revenue and expenses are translated at end-of-month rates of exchange. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income as other income.

Segment and Geographic Information—The Company’s only operating segment consists of its brokerage and analytic and market data operations. This segment operates across domestic and international markets. Substantially all of the Company’s identifiable assets are in the United States and the United Kingdom.

Stock-Based Compensation—Our share-based compensation consists of stock options and restricted stock units (“RSUs”). Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003. Pursuant to this method, the Company expenses the grant-date fair value of options issued to employees on or after January 1, 2003 over the related vesting period and the compensation expense related to modifications of outstanding options is calculated as the difference between fair value of the existing and modified options on the date of modification. Prior to January 1, 2003, the Company used the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as permitted by SFAS No. 123. For RSUs, the fair value at the date of grant is recorded as deferred compensation and is amortized to compensation expense over the vesting period of the grants.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

The following pro forma financial information shows the effect, net of tax, on net income had the fair value method been applied for all periods presented. See Note 15 for assumptions used in estimating fair value.

	Year ended December 31,
	2005	2004	2003
Net income- as reported	$48,103	$23,123	$14,464
Add:
Effect of stock-based employee compensation included in reported net income, net of tax	2,561	33	44
Deduct:
Total stock-based employee compensation determined under fair value method, net of tax	(2,690)	(328)	(433)
Net income- pro forma	$47,974	$22,828	$14,075
Basic earnings per share—as reported	$1.80	$1.01	$0.63
Basic earnings per share—pro forma	$1.79	$1.00	$0.62
Diluted earnings per share—as reported	$1.74	$0.95	$0.61
Diluted earnings per share—pro forma	$1.73	$0.94	$0.60

Recent Accounting Pronouncements—In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) to provide guidance on SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SAB No. 107 provides the staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R) and disclosure in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective March 29, 2005. In April 2005, the SEC modified the effective date of SFAS No. 123(R) to be as of the first reporting period of the first fiscal year beginning after June 15, 2005. The SEC’s modification of the effective date did not change the accounting required by SFAS No. 123(R).

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective application transition method. The adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations. Prior to the adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires the excess tax benefits be reported as financing cash flow rather than as a reduction of taxes paid.

Upon the adoption of SFAS No. 123(R), the Company will recognize a net gain of approximately $81 as a cumulative effect of a change in accounting principle in the first quarter of 2006 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. The Company estimated the forfeiture rates based on historical experience.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The liability for the conditional asset retirement obligation should be recognized when incurred. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal periods beginning after December 15, 2005. The adoption of FIN 47 will not have a significant impact on the Company’s results of operations or financial position.

3.   DEPOSITS WITH CLEARING ORGANIZATIONS

The Company maintains deposits at various clearing companies and organizations that perform clearing and custodial functions for the Company. These deposits consist of cash.

4.   ACCRUED COMMISSIONS RECEIVABLE

Accrued commissions receivable represent amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and derivative brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $3,202 and $2,879 as of December 31, 2005 and 2004, respectively. The allowance is based on management’s estimate and is reviewed on a periodic basis based on the aging of outstanding receivables and counterparty exposure.

5.   RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	December 31,
	2005	2004
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$161,069	$376,452
Balance receivable from clearing organizations	47,869	31,789
Total	$208,938	$408,241
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$148,971	$357,349
Balance payable to clearing organizations	466	11,643
Payable to financial institutions	16,329	7,073
Total	$165,766	$376,065

Substantially all open fail to deliver and fail to receive transactions at December 31, 2005 and 2004 have subsequently settled at the contracted amounts.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

6.   PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

	Year Ended December 31,
	2005	2004
Software	$45,303	$40,357
Computer equipment	13,003	13,474
Leasehold improvements	13,357	7,387
Communications equipment	7,981	7,785
Furniture and fixtures	3,954	3,093
Automobiles	181	181
Total	83,779	72,277
Accumulated depreciation and amortization	(52,105)	(46,828)
Property, equipment, and leasehold improvements less accumulated depreciation and amortization	$31,674	$25,449

During the year ended December 31, 2005, the Company removed from its consolidated financial statements $7,530 of fully depreciated fixed assets that are no longer in use and related accumulated depreciation. Depreciation and amortization for the years ended December 31, 2005, 2004 and 2003 was $12,807, $12,424, and $9,234, respectively.

In the fourth quarter, the Company identified certain internal use software development costs that were expensed as compensation in prior quarters in 2005 rather than capitalized. The Company capitalized these expenses in the fourth quarter of 2005, resulting in a reduction of $1,999 in compensation expense and an increase of $136 in depreciation and amortization expense recognized in the quarter. The impact of this correction was not material to the net income of the Company for any quarter presented and had no impact on net income for the year ended December 31, 2005.

7.   SOFTWARE INVENTORY

	December 31,
	2005	2004
Software inventory, cost
Work in process	$4,295	$2,732
Finished goods	3,295	1,643
	7,590	4,375
Accumulated amortization	(1,903)	(880)
Software inventory, net	$5,687	$3,495

Amortization for the years ended December 31, 2005, 2004 and 2003 was $1,023, $625 and $255, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

8.   GOODWILL AND INTANGIBLE ASSETS

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

On September 15, 2005, the Company completed the acquisition of substantially all of the assets and certain liabilities of Starsupply Petroleum LLC (“Starsupply”). The results of Starsupply’s operations have been included in the consolidated financial statements since that date. Starsupply was a leading broker of oil products and related derivative and option contracts. As a result of the acquisition, the Company acquired several energy-related desks, including petroleum feedstocks, petroleum products, crude oil, petrochemicals, product derivatives, crude derivatives, crude and product options, fuel oil and gas liquids.

The Starsupply acquisition was accounted for as a purchase business combination. Assets acquired were recorded at their fair value as of September 15, 2005. The purchase price was $15,347 in cash including $221 of direct transaction costs related to the acquisition, consisting primarily of legal and other professional fees. Management determined the fair value of the identifiable intangible assets acquired based upon an independent valuation model. The purchase price was allocated as follows:

		Useful Life
Assets:
Property, plant and equipment	$292	3 – 7 Years
Intangible assets subject to amortization-
Trade name	380	1 Year
Customer relationships	1,440	6 Years
Covenants not to compete	550	3.5 Months – 5 Years
Goodwill	13,823	—
Total assets acquired	$16,485
Liabilities:
Accrued liabilities	$378	—
Above market employment contracts	760	2 Years
Total liabilities assumed	1,138
Net Assets Acquired	$15,347

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

Changes in the carrying amount of the Company’s goodwill for the year ended December 31, 2004 and 2005 were as follows:

Goodwill:
Balance as of December 31, 2003	$11,482
Goodwill acquired during the year	—
Balance as of December 31, 2004	11,482
Goodwill acquired during the year	15,201
Balance as of December 31, 2005	$26,683

Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of January 1, 2005, 2004 and 2003. The Company will continue to evaluate goodwill on an annual basis as of the beginning of its new fiscal year, and whenever events and changes in circumstances indicate that there may be a potential impairment.

Intangible assets consisted of the following:

	December 31,
	2005	2004
Gross intangible assets
Customer base/relationships	$2,490	$1,050
Trade name	1,750	1,370
Core technology	3,230	3,230
Covenants not to compete	550	—
Patent	34	34
Total gross intangible assets	8,054	5,684
Accumulated amortization	5,699	4,245
Net intangible assets	$2,355	$1,439

Amortization for the years ending December 31, 2005, 2004 and 2003 was $1,454, $808 and $808, respectively.

At December 31, 2005, expected amortization expense for the definite lived intangible assets is as follows:

2006	$1,034
2007	361
2008	260
2009	260
2010	255
Total	$2,170

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

9. OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2005	2004
Prepaid bonuses	$31,107	$5,077
Forgivable employee loans	2,582	—
Income taxes receivable	7,540	—
Deferred tax assets	2,242	11,464
Other assets	15,630	8,917
Total Other Assets	$59,101	$25,458

10. NOTES PAYABLE

On August 23, 2004, the Company entered into a credit agreement with Bank of America N.A. and certain other lenders (the “2004 Credit Agreement”). The 2004 Credit Agreement provides for a multicurrency revolving cash facility in a principal amount of $80,000, which includes a letter of credit facility with a sub-limit of $30,000. The 2004 Credit Agreement can be increased to $100,000 with the consent of the lenders. The 2004 Credit Agreement matures on August 23, 2007. Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the 2004 Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the 2004 Credit Agreement. At December 31, 2005, the applicable margin is 1% and the one-month LIBOR is 4.39%. Amounts outstanding under the 2004 Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company’s subsidiaries.

In February 2005, a portion of the proceeds from the IPO was used to pay down the current outstanding borrowings and interest under the 2004 Credit Agreement.

	As of December 31,
	2005	2004
Loan Available (1)	$80,000	$80,000
Loans Outstanding	$31,805	$50,500
Letters of Credit Outstanding	$6,500	$6,500

(1)          Amounts available include up to $30,000 for letters of credit.

As of December 31, 2005, the combined aggregate maturities for all outstanding notes payable were $31,805, which is due in 2006.

At December 31, 2005 and 2004, notes payable were recorded net of unamortized loan fees of $558 and $909, respectively.

The 2004 Credit Agreement contains certain financial and other covenants. Effective December 31, 2005, the Company amended one of its restrictive covenants related to a fixed charge ratio. The Company

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

was in compliance with all applicable covenants, as amended, at December 31, 2005 and 2004. In addition, in February 2006, the Company amended and restated the 2004 Credit Agreement. See Note 24 for further details.

11. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2005	2004	2003
Current Provision:
Federal	$9,883	$6,690	$426
Foreign	12,369	14,212	9,906
State and local	4,268	3,473	3,324
Total current provision	26,520	24,375	13,656
Deferred Provision (Benefit):
Federal	3,136	(1,295)	2,455
Foreign	5,703	(2,257)	(3,475)
State and local	827	(792)	249
Total deferred provision (benefit)	9,666	(4,344)	(771)
Total	$36,186	$20,031	$12,885

The Company had pre-tax income from foreign operations of  $46,773, $26,429 and $18,286 for the years ended December 31, 2005, 2004 and 2003, respectively. Pre-tax income from domestic operations was $37,516, $16,725 and $9,063 for the years ended December 31, 2005, 2004 and 2003, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s gross deferred tax assets (liabilities) are set forth below:

	As of December 31,
	2005	2004
Deferred tax assets:
Net operating/capital loss carryforwards	$6,860	$3,514
Deferred compensation	2,451	101
Foreign deferred items	2,405	5,565
Liability reserves	1,217	681
Prepaid expenses	781	785
Foreign tax credits	686	1,830
Deferred revenue	436	—
Unrealized loss on currency hedging	—	3,244
Basis difference in foreign subsidiary	—	1,389
Other	1,287	444
Valuation allowance	(5,939)	(3,514)
Total deferred tax assets	$10,184	$14,039
Deferred tax liabilities:
Depreciation/amortization	$(7,689)	$(2,408)
Prepaid compensation	(2,697)	—
Unrealized gain on currency hedging	(635)	—
Other	(118)	(167)
Total deferred tax liabilities	$(11,139)	$(2,575)
Net deferred tax assets/(liabilities)	$(955)	$11,464

Cumulative undistributed earnings of foreign subsidiaries were approximately $30,481 at December 31, 2005. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in the Company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated.

The deferred tax assets relating to foreign deferred items listed above consist primarily of depreciation and amortization and unpaid intra-group royalties and interest. Additionally, during 2005, the valuation allowance was increased by $2,426, primarily due to an increase in foreign net operating loss carryforwards. At December 31, 2005, the Company had U.S. net operating loss / capital loss carryforwards of $8,918 and foreign net operating loss of $14,507. The U.S. amounts are subject to annual limitations on utilization and will begin to expire in various years after 2005. The foreign amounts are primarily Singapore carryforwards that are subject to annual limitations on utilization, but can be carried forward indefinitely. Further, the Company has $686 of foreign tax credit carryforwards at December 31, 2005 that will expire in 2012.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

The corporate statutory U.S. federal tax rate was 35% for the three years presented. A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is set forth below:

	December 31,
	2005	2004	2003
U.S. federal income tax at statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefit	4.1	4.8	8.5
Foreign operations	2.8	3.3	(2.4)
Non-deductible expenses	2.0	4.1	5.1
General business credit	(1.0)	(1.0)	(0.2)
Tax-Exempt Income	(0.3)	—	—
Other	0.3	0.2	1.1
Effective income tax rate	42.9%	46.4%	47.1%

The Company is subject to regular examinations by the Internal Revenue Service (the “IRS”), taxing authorities in foreign countries, and states in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from on-going and subsequent years’ examinations. Included in current tax expense are charges to accruals for expected tax assessments in accordance with SFAS No. 5, Accounting for Contingencies. The resolution of these tax matters could have a material impact on the Company’s effective tax rate.

12. SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK

In January 2005, all outstanding shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) were automatically converted into common stock. Each share of Series C Preferred Stock converted into one share of common stock. At December 31, 2005, there were no authorized or issued shares of Series C Preferred Stock. The Company had 3,723,545 outstanding shares of Series C Preferred Stock at December 31, 2004. The Series C Preferred Stock had the following terms prior to conversion:

Redemption:   At any time, and from time to time, after the fifth anniversary of the Series C Preferred Stock issuance date, holders of a majority of the outstanding shares of the Series C Preferred Stock could have requested redemption of all or any part of the outstanding shares of Series C Preferred Stock. The redemption price per share of Series C Preferred Stock would have been an amount equal to the Series C Preferred Stock issuance price multiplied by one and one-half (1.5).

Conversion:   Each share of Series C Preferred Stock was convertible at the option of the holder thereof at any time into shares of Common Stock at an initial conversion rate of one share of Common Stock for each share of Series C Preferred Stock. Upon completion of our IPO in January 2005, each share of the Series C Preferred Stock was converted into Common Stock at a conversion rate of one-to-one based on the IPO price per share to the public.

Dividends:   Before the payment of any dividends in respect of any shares of GFI Common Stock, the holders of the Series C Preferred Stock (on an as-if-converted to GFI Common Stock basis) would have been entitled to share ratably with the holders of GFI Common Stock in certain dividends declared on the Common Stock.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

Voting Rights:   The holders of the Series C Preferred Stock, voting separately as a class, had certain voting and veto rights, including the right to elect two of the directors of the Company. In addition, the holders of Series C Preferred Stock had the right to vote, together with holders of Common Stock as a single class, on all matters upon which the holders of Common Stock (other than the election of directors) were entitled to vote pursuant to applicable Delaware law or GFI’s Certificate of Incorporation.

Liquidation Preference:   In the event of any voluntary or involuntary liquidation, dissolution or winding-up of GFI, before any payment or distribution of the assets of, or the proceeds thereof, may be made or set apart for the holders of any stock ranking junior to the Series C Preferred Stock upon liquidation, the holders of Series C Preferred Stock would have been entitled to receive, a liquidating distribution in an amount equal to greater of (a) the Series C Preferred Stock issuance price plus an amount equal to 8% of the Series C Preferred Stock issuance price compounded annually, or (b) sum of the Series C Preferred Stock issuance price plus the net distributable proceeds that the holders of the Series C Preferred Stock would have been entitled to receive for each share of Series C Preferred Stock upon a liquidation event assuming a hypothetical conversion into Common Stock immediately prior to such liquidation event.

Rank:   The Series C Preferred Stock ranked senior to the GFI Common Stock as well as the Company’s Series A and B Preferred Stock, as to payment of dividends, voting, distributions of assets upon liquidation, dissolution or winding-up, whether voluntary or involuntary, or otherwise.

Purchase Price Adjustment:   In the event that an IPO or certain other corporate events set forth in the Series C Preferred Stock purchase agreement had not taken place prior to the third anniversary of the issuance of the Series C Preferred Stock and the Company had not met certain earnings thresholds, the Company would have been required to issue to the then-current holders of the Series C Preferred Stock 449,592 shares of Common Stock, subject to adjustment, for each of the three years following the Series C Preferred Stock issuance date in which the thresholds were not met. Such shares of Common Stock, if and when issued, would have been subject to redemption on similar terms as set forth above for the Series C Preferred Stock.

13. STOCKHOLDERS’ EQUITY

Conversion—During 2005, all shares of Class A common stock and Series A and B preferred stock were converted into Class B common stock and Class B common stock was renamed Common Stock. See Note 1 for more details.

	Class A Common Stock Shares	Common Stock Shares
Authorized (at December 31, 2005)	—	100,000,000
Outstanding:
January 1, 2003	5,893,846	10,155,809
December 31, 2003	5,893,846	10,155,809
December 31, 2004	5,893,846	10,155,809
December 31, 2005	—	27,904,568
Par value per share	$0.01	$0.01

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

Share Issuance

During 2005, the Company issued 3,947,369 common shares in connection with its IPO (See Note 1), 12,648,277 shares of common stock upon the conversions of Class A Common Stock, Series A Convertible Preferred Stock (“Series A Preferred Stock”), Series B Convertible Preferred Stock (Series B Preferred Stock”) and Series C Preferred Stock, 105,263 shares in connection with the exercise of a warrant and 1,047,850 shares of common stock in connection with the exercises of stock options. The warrant was issued in 2000 with an exercise price of $9.50 and was exercised in June 2005, resulting in proceeds of  $1,000 to the Company. Additionally, the Company received total cash proceeds of $12,276 in connection with the exercises of stock options.

Common Stock

Each holder of GFI Common Stock is entitled to one vote per share on all matters submitted to a vote of stockholders. Subject to the rights of holders of the Company’s preferred stock, the holders of GFI Common Stock are entitled to receive dividends when, as and if declared by GFI’s board of directors. Except as described below, the shares of GFI Common Stock do not have any preemptive or other subscription rights, conversion rights or redemption or sinking fund provisions.

	Preferred Stock		Series A Preferred Stock		Series B Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Authorized	5,000,000	—	—	—	—	—
Outstanding:
December 31, 2003	—	—	2,842,093	26,209	178,941	2,860
December 31, 2004	—	—	2,842,093	26,209	178,941	2,860
December 31, 2005	—	—	—	—	—	—
Par value per share	$0.01	—	$0.01	—	$0.01	—

Preferred Stock

Upon the completion of the IPO in January 2005, the Company had one class of preferred stock with 5,000,000 shares authorized and none issued. The Series A Preferred Stock and the Series B Preferred Stock were converted into Common Stock in January 2005.

Series A Preferred Stock

The Series A Preferred Stock was undesignated upon the completion of the IPO in January 2005. Prior to the IPO, the Series A Preferred Stock had the following terms:

Conversion:   Each share of Series A Preferred Stock was convertible at the option of the holder thereof at any time into shares of Class B Common Stock of the Company at an initial conversion rate of one share of Class B Common Stock for each share of Series A Preferred Stock. Upon completion of the Company’s IPO in January 2005, each share of Series A Preferred Stock was automatically converted into one share of Common Stock.

Dividends:   Before the payment of any dividends in respect of any shares of GFI Common Stock, the holders of the Series A Preferred Stock (on an as-if-converted to GFI Class B Common Stock basis) would

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

have been entitled to share ratably with the holders of GFI Common Stock in certain dividends declared on the Class B Common Stock.

Voting Rights:   The holders of GFI’s Series A Preferred Stock, voting separately as a class, had certain voting and veto rights, including the right to elect one of the directors of the Company. In addition, the holders of Series A Preferred Stock had the right to vote, together with holders of Class B Common Stock as a single class, on all matters upon which the holders of Class B Common Stock (other than the election of directors) were entitled to vote pursuant to applicable Delaware law or GFI’s Certificate of Incorporation.

Liquidation Preference:   In the event of any voluntary or involuntary liquidation, dissolution or winding-up of GFI, before any payment or distribution of the assets of GFI, or the proceeds thereof, might be made or set apart for the holders of any stock ranking junior to the Series A Preferred Stock upon liquidation, the holders of Series A Preferred Stock would have been entitled to receive a liquidating distribution of $9.50 per share, subject to adjustment, plus any accrued and unpaid dividends.

Rank:   The Series A Preferred Stock ranked senior to the GFI Common Stock and on parity with the Series B Preferred Stock as to payment of dividends, voting, distributions of assets upon liquidation, dissolution or winding-up, whether voluntary or involuntary, or otherwise.

Series B Preferred Stock

The Series B Preferred Stock was converted upon the completion of the IPO in January 2005. Prior to the IPO, the Series B Preferred Stock had the following terms:

Conversion:   Each share of Series B Preferred Stock was automatically convertible into shares of Class B Common Stock, immediately prior to the closing of an IPO, at an initial conversion rate of one share of Class B Common Stock for each share of Series B Preferred Stock.

Dividends:   Before the payment of any dividends in respect of any shares of GFI Common Stock, the holders of the Series B Preferred Stock (on an as-if-converted to GFI Class B Common Stock basis) would have been entitled to share ratably with the holders of GFI Common Stock in certain dividends declared on the Class B Common.

Voting Rights:   Except as provided by law, the Series B Preferred Stock generally did not have any voting rights. To the extent the Series B Preferred Stock had voting rights, such stock was required to be voted equally with the shares of Class B Common Stock, and not as a separate class.

Liquidation Preference:   In the event of any voluntary or involuntary liquidation, dissolution or winding-up of GFI, before any payment or distribution of the assets of GFI, or the proceeds thereof, might be made or set apart for the holders of any stock ranking junior to the Series B Preferred Stock upon liquidation, the holders of Series B Preferred Stock would have been entitled to receive a liquidating distribution of $14. 25 per share, plus any accrued and unpaid dividends.

Rank:   The Series B Preferred Stock ranked senior to the GFI Common Stock and on parity with the Series A Preferred Stock as to payment of dividends, voting, distributions of assets upon liquidation, dissolution or winding-up, whether voluntary or involuntary, or otherwise.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

14. EARNINGS PER SHARE

The Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock, (together, the “Convertible Preferred Securities”) were participating securities, such that in the event a dividend was declared or paid on the common stock, the Company would have been required to declare and pay dividends on the Convertible Preferred Securities as if the Convertible Preferred Securities had been converted into common stock. Basic earnings per share for Class A and Common Stock is calculated by dividing net income available to common stockholders by the weighted average number of Class A and Common Stock outstanding, respectively, during the period.

Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus the dilutive effect of convertible preferred stock using the “if-converted” method, contingently issuable shares of Common Stock to the Series C Preferred Stockholders (See Note 12) and outstanding stock options and warrant using the “treasury stock” method.

Basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 were as follows:

	December 31,
	2005	2004	2003
Basic earnings per share
Net income applicable to stockholders	$48,103	$23,123	$14,464
Income allocated to participating preferred stockholders	(903)	(6,842)	(4,280)
Income available to common stockholders	$47,200	$16,281	$10,184
Weighted average common shares outstanding:
Class A common stock	484,426	5,893,846	5,893,846
Common stock	25,761,202	10,155,809	10,155,809
Weighted average common shares outstanding	26,245,628	16,049,655	16,049,655
Basic earnings per share—Class A and Common stock	$1.80	$1.01	$0.63
Diluted earnings per share
Net income applicable to stockholders	$48,103	$23,123	$14,464
Weighted average common shares outstanding	26,245,628	16,049,655	16,049,655
Effect of dilutive shares:
Options, warrant and RSUs	899,348	190,993	—
Convertible preferred shares	248,304	3,021,034	3,021,034
Redeemable convertible preferred shares	306,045	3,723,545	3,723,545
Effect of contingently issuable shares subject to Series C purchase price adjustment	—	1,348,776	899,184
Weighted average shares outstanding and common stock equivalents	27,699,325	24,334,003	23,693,418
Diluted earnings per share	$1.74	$0.95	$0.61

Options and a warrant to purchase 24,658, 263,079, and 1,674,882 shares with exercise prices greater than the average market prices of common stock, as estimated by management, were outstanding during 2005, 2004 and 2003, respectively, and were excluded from the respective computations of diluted earnings

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

per share because their effect would be anti-dilutive. Options to purchase 1,248,191, and 803,552 shares were outstanding under the GFI Group Inc. 2002 Stock Option Plan (“GFI Group 2002 Plan”) at December 31, 2004 and 2003, respectively, and were excluded from the computation of diluted earnings per share for the respective periods because the contingency related to the exercisability of these options was not met. This contingency was met upon the Company’s IPO, which occurred in January 2005. Consequently, options granted under the GFI Group 2002 Plan have been included in diluted earnings per share to the extent they are dilutive. Further, 198,754 RSUs were also excluded from the computation of diluted earnings per share for the year ended December 31, 2005 because their effect would have been anti-dilutive.

15. SHARE-BASED COMPENSATION

In October 2004 the Company adopted the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). This plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. Subject to certain adjustment provisions in this plan, 3,000,000 shares of our common stock, or any other security issued by the Company in substitution or exchange therefore, are available for grants of awards under this plan.  There were no grants under the 2004 Equity Incentive Plan during 2004.

The following activity relating to the RSUs has occurred under the Company’s 2004 Equity Incentive Plan during 2005:

Outstanding December 31, 2004	—
Granted	608,359
Vested	(6,333)
Cancelled	(2,801)
Outstanding December 31, 2005	599,225

The weighted average fair value per each RSU granted during the year was $31.91.

As of December 31, 2005, the Company had stock options outstanding under two plans: the GFI Group 2002 Plan and the GFInet inc. 2000 Stock Option plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. In addition to these terms, both the GFI 2002 Group Plan and the GFInet 2000 Plan contained events that had to occur prior to any options becoming exercisable. Options outstanding under both plans are exercisable for common stock.

The exercisability of options issued under the GFI Group 2002 Plan was contingent upon the Company completing an initial public offering of the Company’s common stock, which occurred in January 2005. During 2004, the Company amended all outstanding options issued under the GFI Group 2002 Plan prior to January 1, 2003 to extend the term of each option. These amendments were accounted for as modifications under SFAS 123. Pursuant to the requirements of SFAS 123, options issued on or

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

after January 1, 2003 are measured at fair value at the date of grant. All options modified after January 1, 2003 are measured at the incremental fair value of the options calculated on the date of modification, in addition to the amount calculated as fair value on the date of grant. For options issued on or modified after January 1, 2003, compensation expense measured on the date of grant or modification were recorded upon our IPO in January 2005 to the extent such options were vested with the remaining compensation expense to be recorded over the remaining vesting period.

The exercisability of options issued under the GFInet 2000 Plan was contingent upon the earlier of the Company completing an IPO of the Company’s common stock, which occurred in January 2005, or the date upon which certain limited liability companies that have purchased our capital stock distribute such capital stock to their members. The measurement date for all options issued under the GFInet 2000 Plan was the date of grant. During 2001, options were issued under the GFInet 2000 Plan with exercise prices below the fair market value of the stock at the date of grant.

The following compensation expense was recognized for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
GFInet 2000 Plan	$64	$195	$44
GFI Group 2002 Plan	1,315	—	—
2004 Equity Incentive Plan	2,731	—	—
Total	$4,110	$195	$44

The weighted average fair value of the stock options granted or modified during the years ended December 31, 2004 and 2003 was $1.68 and $0, respectively, utilizing the weighted average assumptions described below. The fair value of the options granted or modified under both the GFI Group 2002 Plan and GFInet 2000 Plan was estimated on the date of grant or modification using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected term of five years; (iii) volatility of 0% (until the filing of the Company’s initial registration statement on June 16, 2004); and (iv) an average risk-free interest rate of 3.4% and 2.9% for the years ended December 31, 2004 and 2003, respectively. In estimating the fair value of options granted subsequent to the filing of its initial registration statement on June 16, 2004, the Company assumed an average volatility of 33% based on the average volatilities of comparable public entities. Options under both plans vest ratably over a period of two to four years.

All repriced and modified options are reflected as cancellations and grants in all the summaries below of stock option transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

A summary of stock option transactions is as follows:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1, 2003	648,236	$11.88	1,734,492	$12.36
Granted	208,316	11.88	—	—
Terminated	(53,000)	11.88	(164,873)	14.64
Outstanding December 31, 2003	803,552	11.88	1,569,619	12.12
Granted	1,098,551	13.77	141,052	11.93
Terminated	(653,912)	11.88	(253,390)	14.37
Outstanding December 31, 2004	1,248,191	13.55	1,457,282	11.71
Exercised	(261,491)	12.44	(786,359)	11.48
Terminated	(33,263)	16.48	(12,261)	17.15
Outstanding December 31, 2005	953,437	$13.75	658,662	$11.88

The following table summarizes information about the GFI Group 2002 Plan options as of December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.88	757,461	8.48	$11.88	499,751	$11.88
21.00	195,976	8.78	21.00	42,341	21.00

The following table summarizes information about the GFInet 2000 Plan options as of December 31, 2005:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.50	451,392	4.42	$9.50	451,392	$9.50
11.88	54,238	6.57	11.88	54,238	11.88
14.25	23,890	4.99	14.25	23,890	14.25
19.00	108,386	5.09	19.00	108,386	19.00
23.75	20,756	4.54	23.75	20,756	23.75

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

16. COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company has non-cancelable operating leases for computer hardware and software, communications equipment, and office space that expire on various dates through 2016. At December 31, 2005, the future minimum rental commitments under such leases are as follows:

2006	$4,659
2007	3,964
2008	5,789
2009	6,078
2010	6,577
Thereafter	21,916
Total	$48,983

In November 2005, the Company ceased using its leased office space located on Hewett Street. However, the Company is obligated to pay the remaining rent plus other related charges through October 2006. As such, the Company includes the remaining rent related to Hewett Street in the future minimum rental commitments. The total minimum rental commitments under this leased totaled $919, all of which are due within the next twelve months. See Note 23 for further details. In February 2006, the Company also vacated from its leased office space located on Christopher Street in London. The lease provides for an early termination option without a penalty in February 2008. Consequently, the Company includes the future minimum rental commitments related to this lease for the period from January 2006 through February 2008. The total minimum rental commitments under this leased totaled $447, all of which are due within three years. See Note 24 for further details.

Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. In addition, certain of the Company’s leases grant a free rent period. The accompanying consolidated statements of income reflect all rent expense on a straight-line basis over the term of the leases. Rent expense under the leases for the years ended December 31, 2005, 2004, and 2003 was $8,194, $4,300, and $3,990, respectively.

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of quotes from a number of information service providers during the normal course of business. As of December 31, 2005, the Company had total purchase commitment for quotes of approximately $7,772, with $5,087 due within the next twelve months and $2,685 due between one to two years. Additionally, the Company has purchase commitments for capital expenditures related to its U.K. primary lease of £562 (approximately $966) and $517 related to the office relocation and expansion in Japan. All of these purchase commitments for capital expenditures are due within the next twelve months.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

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

Guarantees—The Company, through its subsidiaries, is a member of certain exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee certain obligations. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members may be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral as well as meet certain minimum financial standards. The Company’s maximum potential liability under these arrangements cannot be quantified. However, management believes that the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Statement of Financial Condition for these arrangements.

17. RETIREMENT PLANS

In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable laws of the Internal Revenue Code. It is available to all eligible U.S. employees as stated in the plan document and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the statutory limit. The Company did not make any contributions to the plan for the years ended December 31, 2005, 2004, or 2003.

In the U.K. the Company has established two defined contribution plans pursuant to the applicable laws in the U.K. Employees of the U.K. subsidiaries may voluntarily designate a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The GFI Group Personal Pension Plans are open to all U.K. employees after the completion of three months of employment. Additionally, there is an Occupational Pension Plan which is available only to senior employees. The Company also matches contributions made under this plan. The Company has made aggregate contributions of $1,198, $1,166, and $959 in 2005, 2004 and 2003, respectively, for the GFI Group Personal Pension Plans and Occupational Pension Plan.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through GFInet and GLLC and their primary subsidiaries, operates as an inter-dealer broker. In this role, the Company is interposed between buyers and sellers (“counterparties”). Agency brokerage transactions facilitated by the Company are settled between the counterparties on a give-up basis. Principal transactions are cleared through various clearing organizations. In the event of counterparty nonperformance, the Company may be required to purchase or sell financial instruments at unfavorable market prices, which may result in a loss to the Company. The Company does not anticipate nonperformance by counterparties. The Company monitors its credit risk daily and has a policy of reviewing regularly the credit standing of counterparties with which it conducts business.

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

19. FINANCIAL INSTRUMENTS

Derivative Financial Instrument—The Company is exposed to changes in the U.S. Dollar compared to the British Pound and the Euro for anticipated sales and expenses in those currencies. The risk management policy of the Company is to manage transactional foreign exchange exposure through the use of foreign exchange forward and foreign exchange collar contracts (“Foreign Exchange Derivative Contracts”). Certain of these Foreign Exchange Derivative Contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133. The Foreign Exchange Derivative Contracts are recorded in the Consolidated Statements of Financial Condition at fair value in other assets or other liabilities. Gains and losses on the effective portion of the hedges as well as on the underlying items being hedged are recorded to other income in the Consolidated Statements of Operations.

In March 2005, the Company discontinued hedge accounting for a foreign exchange derivative contract that was previously designated and qualified as a hedge under SFAS No. 133. The de-designation of this contract was necessary because the Company renegotiated the exchange rates in the contract that resulted in its termination and the execution of a new contract. Subsequent to such de-designation, the Company discontinued prospectively hedge accounting for the original contract. Unrealized losses on the original contract will remain in accumulated other comprehensive loss and will be reclassified into earnings over the term of the original contract. Since de-designation, $2,281 ($1,597 after-tax) was reclassified from accumulated other comprehensive loss into earnings. In addition, at December 31, 2005, there was $4,533 before tax ($3,173 after-tax) in accumulated other comprehensive loss, which represents the remaining unrealized loss related to the de-designated foreign exchange derivative contract, that will be recognized over the next twelve months. The new foreign exchange derivative contract did not qualify for hedge accounting under SFAS No. 133. Accordingly, this contract was recorded at fair value and all realized and unrealized gains and losses were included in earnings. The contract was settled at June 30, 2005 for a realized gain of $1,131. From the inception of this new contract through June 30, 2005, the Company recorded a net gain in other income of $7,805 related to these two contracts.

For the years ended December 31, 2005, 2004 and 2003, there was no hedge ineffectiveness. For the years ended December 31, 2005, 2004 and 2003, unrealized gains (losses) before tax totaling $7,813, $(11,141) and $716, respectively, were recorded as other comprehensive income (loss). The Company estimates that $1,827 of net derivative losses included in accumulated other comprehensive loss will be

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

reclassified into earnings within the next twelve months. There has been no discontinuance of cash flow hedges that would require a reclassification of gains into earnings. Management does not anticipate any events or transactions that would result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income due to hedge discontinuance.

The Company does not hold or issue derivative financial instruments for trading purposes. The counterparties with whom the Company trades foreign exchange contracts are major international financial institutions. The Company monitors its positions with and the credit quality of these financial institutions and does not expect nonperformance by the counterparties.

Fair Value of Financial Instruments—Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations. These receivables and payables are short term in nature and have subsequently substantially all settled at the contracted amounts. The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s debt obligations was estimated using market rates of interest available to the Company for debt obligations of similar types and approximates the carrying value at December 31, 2005 and 2004. The Company’s derivatives are summarized below showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Consolidated Statement of Financial Condition as of December 31, 2005 and 2004 are as follows:

Asset/(Liabilities)	2005	2004
Foreign Exchange Derivative Contracts:
Assets	$2,196	$—
Liabilities	(79)	(10,812)
Fenics Purchase Obligation	(144)	(1,022)

The fair value of the Foreign Exchange Derivative Contracts were estimated based on quoted market prices of comparable instruments. The fair value of the Fenics Purchase Obligation was estimated using an exchange option model that included assumptions of management’s estimate of the fair value of the common stock of the Company and the common stock of Fenics, volatility, correlation and the expected life of the obligation.

20. REGULATORY REQUIREMENTS

GFI Securities LLC is a registered broker-dealer with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. (“NASD”). GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the Net Capital rules under the Securities Exchange Act of 1934 and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital of not less than the greater of $250 or 2% of aggregate debits, as defined.

At December 31, 2005, GFI Securities LLC had Net Capital and Excess Net Capital as follows:

GFI Securities LLC
Net Capital	$44,697
Minimum Net Capital	250
Excess Net Capital	$44,447

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom. Under this rule, minimum capital, as defined, must be maintained as follows at December 31, 2005:

	GFI Brokers	GFI Securities
Net Capital	$14,169	$23,908
Minimum Net Capital Required	8,541	14,099
Excess Net Capital	$5,628	$9,809

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $423. At December 31, 2005 GFI (HK) Securities LLC had capital of approximately $1,123 which exceeded the minimum requirement by approximately $700.

GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore (“MAS”), which require that GFI Group PTE Ltd, among other things, maintain stockholders’ equity of 3,000 Singapore dollars, measured annually. At December 31, 2005, GFI Group PTE Ltd. had stockholders’ equity of 4,219 Singapore dollars (or approximately $2,535), which exceeded the minimum requirement by approximately 1,219 Singapore dollars (or approximately $733).

GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined, of 50,000 Japanese Yen as part of its licensing requirement, in accordance with the Foreign Securities Firms Law. Additionally, GFI Securities Limited is subject to the Japan Securities Dealers Association’s (“JSDA”) financial requirement that revenue plus “brought-in” capital exceed a ratio of 120.0% of relevant expenditure. At December 31, 2005, GFI Securities Limited met the licensing requirement by maintaining “brought-in” capital of 50,000 Japanese Yen (approximately $424) as part of the Foreign Securities Firms Law. Additionally, GFI Securities Limited’s revenue plus “brought-in” capital ratio was 656%, which exceeded the JSDA’s financial requirement by approximately 536%.

GFI Securities Limited’s Paris branch was established through the exercise of its passport right to open a branch in an EEA state. This branch commenced operation on February 1, 2006. The establishment of the branch was approved by FSA and acknowledged by Banque de France in France. The branch will be subject to the conduct of business rules of AMF when dealing with resident customers of France and will be regulated, in part, by the FSA.

GFI Brokers Limited’s Sydney branch is registered as a foreign corporation in Australia and is conditionally exempt from the requirement to hold an Australian financial services license under the Australian Securities and Investments Commission Corporations Act 2001 in respect of the financial services it provides in Australia. This exemption applies to foreign companies regulated by the FSA in accordance with U.K. regulatory standards.

Regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of December 31, 2005.

21. GEOGRAPHIC INFORMATION

The Company offers its products and services in the North America, Europe and the Asia-Pacific region.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

Information regarding revenue for the years ended December 31, 2005, 2004 and 2003, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2005 and 2004 are as follows:

	For the year ended December 31,
	2005	2004	2003
Revenues:
North America	$268,101	$170,661	$101,666
Europe	225,013	191,831	143,911
Asia-Pacific	40,478	22,528	20,267
Total	$533,592	$385,020	$265,844

	As of December 31,
	2005	2004
Long-lived Assets, as defined:
North America	$25,200	$24,686
Europe	10,645	3,304
Asia-Pacific	1,516	954
Total	$37,361	$28,944

Revenues are attributed to geographic areas based on the location of the relevant legal entities.

22. OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2005	2004	2003
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$7,813	$(11,141)	$716
Tax Expense (Benefit)	(2,460)	3,543	(299)
After Tax Amount	$5,353	$(7,598)	$417
Foreign currency translation adjustment
Before Tax Amount	$341	$(284)	$(496)
Tax Expense (Benefit)	(161)	155	207
After Tax Amount	$180	$(129)	$(289)

23. RELATED PARTY TRANSACTIONS

Office lease arrangements with affiliates

The Company, through its subsidiary GFI Holdings Ltd., previously leased its primary U.K. office space under a lease agreement with a wholly owned subsidiary of JPI, which was due to expire in 2016. In December 2004, the Company and this affiliate entered into a lease termination agreement whereby both parties agreed to terminate this lease effective September 2005 and to make certain termination and other payments upon such termination. The Company accrued £1,500 (approximately $2,871) for the estimated costs to terminate the lease. In April 2005, the Company and the affiliate amended the Lease Termination Agreement. The amendment accelerated the termination of the lease to April 2005 and reduced the

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except per share and per share amounts)

termination charge to £200 (approximately $381), thus reducing the Company’s termination liability by approximately £1,200 (or $2,266). In return, GFI Holdings Ltd. signed a new sublease with the subsidiary of JPI for an eighteen-month period with rent of £500 (approximately $895) per annum plus related costs, such as utilities, real estate taxes and service charges. However, in November 2005, the Company vacated the premise, with one year remaining on the sublease, and accrued £535 (approximately $919) which represented the approximated fair value of the for the remaining rent plus other related charges at year-end. Included in this amount was £127 (approximately $218) which will be paid to third parties.

In addition, the Company leases a corporate apartment in London from GFI Brokers (Channel Islands) Limited. We currently pay a monthly lease payment of approximately £2 for this apartment. The lease term for this corporate apartment is on a month-to-month basis.

Forgivable Loans to Employees

The Company periodically provides forgivable employee loans in the form of sign-on as part of employment agreements. See Notes 2 and 9 for further details.

24. SUBSEQUENT EVENTS

In January 2006, the Company granted 131,015 RSUs under the 2004 Equity Incentive Plan with a grant date fair value of $54.59. Substantially all of these RSUs vest over three years and convert into an equal number of unrestricted shares of common stock upon vesting.

In February 2006, the Company vacated its leased premises located on Christopher Street and moved all remaining employees to its new office in London. The lease for Christopher Street is expected to expire in February 2013. In addition, this lease provides for an early termination option without a penalty, which is set in February 2008. Under FASB 146, Accounting for Costs Associated with Exit or Disposal Activities, a liability for other costs that will continue to be incurred under a contract for its remaining term without economic benefit to the entity should be recognized and measured at its fair value when the entity ceases using the right conveyed by the contract. Therefore, during the first quarter of 2006, the Company recorded an accrual for the fair value of remaining rents and plus other related charges in the amount of £441 (or approximately $783).

In February 2006, we amended and restated the terms of our 2004 Credit Agreement. The amended and restated credit facility (the “2006 Credit Agreement”) provides for maximum borrowings of $135,000 and has an expiration date of February 24, 2011. Under the 2006 Credit Agreement, loans will bear interest of the London Interbank Offered Rate LIBOR plus a margin determined by our consolidated leverage ratio as defined in the amended and restated credit facility. The 2006 Credit Agreement contains covenants which restricts, among other things, our ability to borrow, pay dividends, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. Amounts outstanding under the 2006 Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company’s subsidiaries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISCLOSURE

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

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting and determined that there have been no changes in our internal controls over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be furnished pursuant to this item will be set forth under the caption “Election of Directors” in the registrant’s proxy statement (the “Proxy Statement”) to be furnished to stockholders in connection with the 2006 Annual Meeting of Stockholders to be held on May 31, 2006, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. We have also adopted a Code of Business Conduct and Ethics that is applicable to the Company’s senior financial and accounting officers (including the chief executive officer, chief financial officer and corporate controller). A copy of these codes are posted on the Company’s website, www.gfigroup.com, under the section “Investor Relations—Corporate Governance” and are filed as exhibits to this Annual Report of Form 10-K. In the event the Company substantively amends or waives a provision of its Codes of Business Conduct and Ethics, the Company intends to disclose the amendment or waiver on the Company’s website as well.

ITEM 11.       EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Fees Paid to Independent Auditors” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.   See Index to Financial Statements on page 68.

(a)(2) Financial Statement Schedules.   We have included Schedule I—Condensed Financial Information of GFI Group Inc. (Parent Company Only) on pages I-1 to I-5.

(a)(3) Exhibits.   The following Exhibits are filed as part of this Report as required by Regulation S-K. Exhibits 10.5 through 10.14 are management contracts or compensatory plans or arrangements.

Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Company’s Form 10-K, File No. 000-51103).
3.2*	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Company’s Form 10-K, File No. 000-51103)
4.1*

See Exhibits 3.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws for the Registrant defining the rights of holders of Common Stock of the Registrant.

4.2*	Specimen Stock Certificate. (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
4.3*

Amended and Restated Stockholders Agreement, dated as of June 3, 2002, among the Registrant and the stockholders named therein. (Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 333-116517)

Number	Description
4.4*

Series A Registration Rights Agreement, dated as of March 10, 2000, between the Registrant and the parties named therein, as amended by the Amendment Agreement dated as of November 30, 2001, by and among the Registrant, GFInet inc. and the parties named therein, as amended by Amendment No. 2 to the Registration Rights Agreement dated as of June 3, 2002, by and among the Registrant and the parties named therein. (Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1, File No. 333-116517)

4.5*

Series B Registration Rights Agreement, dated as of June 1, 2000, between the Registrant and the parties named therein, as amended by the Amendment Agreement dated as of November 30, 2001, by and among the Registrant, GFInet inc. and the parties named therein, as amended by Amendment No. 2 to the Registration Rights Agreement dated as of June 3, 2002, by and among the Registrant and the parties named therein. (Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1, File No. 333-116517)

4.6*

Series C Registration Rights Agreement, dated as of June 3, 2002, between the Registrant and the parties named therein. (Filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-116517)

4.7*	Warrant dated June 15, 2000 issued to Newnetco LLC. (Filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
10.1*

Amended and Restated Credit Agreement, dated February 24, 2006, among the Registrant and GFI Holdings Limited, as borrowers, subsidiaries of the Registrant named therein, as guarantors, Bank of America, N.A., as administrative agent, Barclays Bank Plc, as syndication agent, the other lenders party thereto and Bank of America Securities LLC, as sole lead arranger and sole book running manager. (Filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2006)

10.2

Amended and Restated Domestic Security Agreement, dated February 24, 2006, by the Registrant, GFI Group LLC, GFInet inc., GFI Brokers LLC, Interactive Ventures LLC and Fenics Software Inc. as grantors, in favor of Bank of America, N.A., as administrative agent.

10.3.1*

Debenture, dated August 23, 2004, by GFI Holdings Limited and the other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-116517)

10.3.2	Supplemental Indenture, dated February 24, 2006, by GFI Holdings Limited and other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent.
10.4*	Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch. (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
10.5*

Employment Agreement, dated as of July 17, 2000, between the Registrant and Donald P. Fewer, as amended by the First Amendment to Employment Agreement dated as of March 11, 2004. (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-116517)

Number	Description
10.6*	Employment Agreement, dated as of May 1, 2002, between the GFI Holdings Limited and Stephen McMillan. (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
10.7*	Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers. (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
10.8*	Employment Agreement, dated as of December 1, 2003, between GFI Holdings Limited and Jurgen Breuer. (Filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
10.9*	2002 Stock Option Plan. (Filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
10.10*	2000 Stock Option Plan. (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
10.11*	GFI Group Occupational Pension Plan. (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
10.12*	Guardian Trust of GFI Brokers Limited. (Filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
10.13*	2004 Equity Incentive Plan. (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
10.14*	Senior Executive Annual Bonus Plan. (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
14.1*	GFI Group Inc. Code of Business Conduct and Ethics. (Filed as Exhibti 14.1 to the Company’s Form 10-K, File No. 000-51103)
14.2*	GFI Group Inc. Code of Business Conduct and Ethics for Senior Financial Officers. (Filed as Exhibit 14.2 to the Company’s Form 10-K, File No. 000-51103)
21.1*	List of subsidiaries of the Registrant. (Filed as Exhibit 21.1 to the Company’s Registration Statement on Form S-1, File No. 333-116517)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*                    Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2006.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
Name: James A. Peers
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL GOOCH	Chairman of the Board and Chief Executive	March 23, 2006
Michael Gooch	Officer (principal executive officer)
/s/ COLIN HEFFRON	President and Director	March 23, 2006
Colin Heffron
/s/ JAMES A. PEERS	Chief Financial Officer (principal financial and	March 23, 2006
James A. Peers	accounting officer)
/s/ GEOFFREY KALISH	Director	March 23, 2006
Geoffrey Kalish
/s/ CHRISTOPHER PIKE	Director	March 23, 2006
Christopher Pike
/s/ JOHN W. WARD	Director	March 23, 2006
John W. Ward
/s/ MARISA CASSONI	Director	March 23, 2006
Marisa Cassoni

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have audited the consolidated financial statements of GFI Group Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 22, 2006; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

March 22, 2006

GFI GROUP INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2005 AND 2004
(In thousands)

	December 31
	2005	2004
Assets:
Cash and cash equivalents	$5,230	$25
Investments in subsidiaries, equity basis	105,146	64,059
Advances to subsidiaries	145,531	65,687
Other assets	3,022	3,376
Total assets	$258,929	$133,147
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity:
Notes payable, net	$19,442	$49,591
Other liabilities	1,235	144
	20,677	49,735
Redeemable convertible preferred stock	—	30,043
Stockholders’ equity	238,252	53,369
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$258,929	$133,147

See notes to condensed financial statements.

GFI GROUP INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

	2005	2004	2003
REVENUES:
Equity in income from subsidiaries	$50,682	$24,299	$15,297
Interest income	247	23	138
Total revenues	50,929	24,322	15,435
EXPENSES:
Interest expense	1,116	1,642	1,489
Other expenses	3,651	576	183
Total expenses	4,767	2,218	1,672
INCOME BEFORE BENEFIT FROM INCOME TAXES	46,162	22,104	13,763
BENEFIT FROM INCOME TAXES	1,941	1,019	701
NET INCOME	$48,103	$23,123	$14,464

See notes to condensed financial statements.

GFI GROUP INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities
Net income	$48,103	$23,123	$14,464
Adjustments to reconcile net income to net cash used in operating activities
Noncash transactions in net income	(52,072)	(24,853)	(15,809)
Changes in operating assets and liabilities	3,386	(2,111)	97
Cash used in operating activities	(583)	(3,841)	(1,248)
Cash flows used in investing activities	(50,590)	(18,490)	(14,535)
Cash flows provided by financing activities	56,378	10,574	10,500
Increase (decrease) in cash and cash equivalents	5,205	(11,757)	(5,283)
Cash and cash equivalents, beginning of year	25	11,782	17,065
Cash and cash equivalents, end of year	$5,230	$25	$11,782

See notes to condensed financial statements.

GFI GROUP INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

 YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

1. BASIS OF PRESENTATION

The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of GFI Group Inc. and subsidiaries (“the Company”) and the notes thereto.

The Parent Company Financial Statements for the years ended December 31, 2005, 2004 and 2003 are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

3. ADVANCES TO SUBSIDIARIES

As of December 31, 2005 and 2004, GFI Group Inc. had receivables from subsidiaries of $145,531 and $65,687 related primarily to the allocation of funds received, from notes payable and issuance of equity securities, to subsidiaries to fund working capital.

4. NOTES PAYABLE

As of December 31, 2005 and 2004, GFI Group Inc. had notes payable of $19,442 and $49,591 related to a credit agreement with Bank of America N.A. and certain other lenders (the “2004 Credit Agreement”). The notes payable were recorded net of unamortized loan fees of $558 and $909 for years ended December 31, 2005 and 2004, respectively. In addition, GFI Group Inc. guarantees borrowings under the 2004 Credit Agreement made by certain of its subsidiaries. As of December 31, 2005, there was borrowings of $11,805 outstanding by a subsidiary subject to such guarantee.