Form 10-Q
period 2006-03-31
GFI Group Inc.
filed 2006-05-15
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File No: 000-51103

GFI GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0006224
(State or other jurisdiction of	(I.R.S .Employer
incorporation or organization)	Identification No.)
100 Wall Street, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 968-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The number of shares of registrant’s common stock outstanding on April 28, 2006 was 28,195,025.

Table of Contents

Part I—Financial Information

Available Information

Our Internet website address is www.gfigroup.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the Securities and Exchange Commission (the “SEC”): our annual reports on Form 10-K; our proxy statements for our annual meetings; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’).

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

Our Internet website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except share and per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$128,447	$144,148
Deposits with clearing organizations	7,845	7,824
Accrued commissions receivable, net of allowance for doubtful accounts	112,061	89,727
Receivables from brokers, dealers and clearing organizations	416,916	208,938
Property, equipment and leasehold improvements, net	33,433	31,674
Software inventory, net	6,317	5,687
Goodwill	26,707	26,683
Intangible assets, net	1,994	2,355
Other assets	61,228	59,101
TOTAL ASSETS	$794,948	$576,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$86,423	$88,628
Accounts payable and accrued expense	26,205	22,455
Payables to brokers, dealers and clearing organizations	357,657	165,766
Notes payable, net	25,110	31,247
Other liabilities	36,067	28,914
Lease termination costs payable to affiliate	617	875
Total Liabilities	$532,079	$337,885
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and none outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,147,460 and 27,904,568 shares outstanding at March 31, 2006 and December 31, 2005, respectively	281	279
Additional paid in capital	203,323	195,360
Retained earnings	61,773	44,790
Accumulated other comprehensive loss	(2,508)	(2,177)
Total Stockholders’ Equity	262,869	238,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$794,948	$576,137

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Brokerage revenues:
Agency commissions	$136,910	$87,971
Principal transactions	41,060	28,112
Total brokerage revenues	177,970	116,083
Analytics and market data	5,194	5,402
Interest income	2,233	1,060
Other income (loss)	191	(251)
Total revenues	185,588	122,294
EXPENSES:
Compensation and employee benefits	116,845	75,477
Communications and quotes	7,653	5,799
Travel and promotion	7,531	5,761
Rent and occupancy	5,613	3,428
Depreciation and amortization	3,836	4,092
Professional fees	4,044	2,469
Clearing fees	5,477	3,371
Interest	1,752	1,244
Other expenses	3,556	4,009
Total Expenses	156,307	105,650
INCOME BEFORE PROVISION FOR INCOME TAXES	29,281	16,644
PROVISION FOR INCOME TAXES	12,298	7,490
NET INCOME	$16,983	$9,154
EARNINGS PER SHARE
Basic	$0.61	$0.36
Diluted	$0.59	$0.35
WEIGHTED AVERAGE SHARES OUSTANDING BASIC
Class A common stock	—	1,964,615
Common stock	28,041,598	21,221,199
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	28,957,497	26,268,828

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	For the Three Months Ended March 31,
	2006	2005
NET INCOME	$16,983	$9,154
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on foreign exchange derivative contracts, net of tax	(393)	(1,238)
Foreign currency translation adjustment, net of tax	62	(94)
COMPREHENSIVE INCOME	$16,652	$7,822

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,983	$9,154
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,836	4,092
Amortization of loan fees	74	74
Provision for allowance for doubtful accounts	324	97
Deferred compensation	1,943	1,141
Benefit from deferred taxes	(1,012)	(2,230)
Loss on foreign currency exchange for notes payable	296	—
Loss on Fenics purchase obligation	—	2,030
Loss on foreign exchange derivative contracts	1,911	21
(Increase) decrease in operating assets:
Deposits with clearing organizations	(21)	(875)
Accrued commissions receivable	(22,659)	(15,417)
Receivables from brokers, dealers and clearing organizations	(207,978)	(95,129)
Software inventory	(813)	(645)
Other assets	(2,375)	(1,546)
Increase (decrease) in operating liabilities:
Accrued compensation	(2,205)	(4,208)
Accounts payable and accrued expenses	3,750	(5,525)
Payables to brokers, dealers and clearing organizations	191,890	89,695
Income taxes payable	—	3,241
Other liabilities	6,445	2,090
Cash used in operating activities	(9,611)	(13,940)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for acquisition of minority interest in Fencis Limited	(87)	—
Purchase of property, equipment and leasehold improvements	(5,051)	(1,299)
Payments on foreign exchange derivative contracts	(529)	—
Cash used in investing activities	(5,667)	(1,299)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(23,000)	(54,500)
Proceeds from notes payable	17,000	4,000
Repayment of loan notes payable	—	(9,250)
Issuance of common stock	—	73,937
Payment of loan fees	(507)	—
Proceeds from exercise of stock options	2,756	80
Cash paid for taxes on vested restricted stock units	(455)	—
Tax benefit from stock option exercises	3,721	—
Cash (used in) provided by financing activities	(485)	14,267
Effects of foreign currency translation adjustment	62	(94)
DECREASE IN CASH AND CASH EQUIVALENTS	(15,701)	(1,066)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,148	105,161
CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,447	$104,095
SUPPLEMENTAL DISLCOSURE:
Interest paid	$1,690	$1,560
Income taxes paid, net of refunds	$2,133	$6,471

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share amounts)

1.                 ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its sole wholly-owned subsidiary GFInet inc. (“GFInet”), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI Group PTE Ltd. and Fenics Limited and its subsidiaries (“Fenics”). As of March 31, 2006, Jersey Partners, Inc. (“JPI”) owned approximately 49% of the Company’s outstanding common shares. The Company’s chief executive officer, Michael Gooch, is a controlling shareholder of JPI.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Accrued Commissions Receivable—Accrued commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and derivative brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $3,393 and $3,202 as of March 31, 2006 and December 31, 2005, respectively. The allowance is based on management’s estimate and is reviewed on a periodic basis based on the aging of outstanding receivables and counterparty exposure.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

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

Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Certain of these foreign exchange derivative contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The Company reclassifies gains and losses on the designated foreign exchange derivative contracts included in other comprehensive income into earnings at the time the hedged transactions are recognized. The Company measures effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of the hedges, if any, is included in other expenses. There is no portion of the derivative instruments’ gains or losses that has been excluded from the assessment of effectiveness. For foreign exchange derivative contracts that do not qualify for hedge accounting under SFAS 133, the Company records these contracts at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statement of Income.

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

Segment and Geographic Information—The Company’s only operating segment consists of its brokerage and analytics and market data operations. This segment operates across domestic and international markets. Substantially all of the Company’s identifiable assets are in the United States and the United Kingdom.

Share-Based Compensation—The Company’s share-based compensation consists of stock options and restricted stock units (the “RSUs”). Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003. Pursuant to this method, the Company expenses the grant-date fair value of options issued to employees on or after January 1, 2003 over the related vesting period and the compensation expense related to modifications of outstanding options is calculated as the difference between fair value of the existing and modified options on the date of modification. Prior to January 1, 2003, the Company used the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123. For RSUs, the fair value at the date of grant is recorded as deferred compensation and is amortized to compensation expense over the vesting period of the grants.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following pro forma financial information shows the effect, net of tax, on net income for the three months ended March 31, 2005 as if the fair value method had been applied.

Net income—as reported	$9,154
Add:
Effect of stock-based employee compensation included in reported net income, net of tax	682
Deduct:
Total stock-based employee compensation determined under fair value method, net of tax	(811)
Net income—pro forma	$9,025
Basic earnings per share—as reported	$0.36
Basic earnings per share—pro forma	$0.35
Diluted earnings per share—as reported	$0.35
Diluted earnings per share—pro forma	$0.34

The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), effective on January 1, 2006, using the modified prospective approach. SFAS 123(R) revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under SFAS 123(R), actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows. Upon adoption, the Company recognized a $142 ($90 after-tax) gain, which was recorded in compensation and employee benefits in the Consolidated Statements of Income, in the first quarter of 2006 resulting from the requirement to estimate forfeitures at the date of grant instead of recognizing them as incurred. This adjustment was not reflected as a cumulative effect adjustment, net of tax, because the amount was not material to the Consolidated Statements of Income.

3.                 RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	March 31, 2006	December 31, 2005
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$404,356	$161,069
Balance receivable from clearing organizations	12,560	47,869
Total	$416,916	$208,938
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$281,860	$148,971
Balance payable to clearing organizations	61,455	466
Payable to financial institutions	14,342	16,329
Total	$357,657	$165,766

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Substantially all open fail to deliver and fail to receive transactions at March 31, 2006 and December 31, 2005 have subsequently settled at the contracted amounts.

4.                 GOODWILL AND INTANGIBLE ASSETS

During the first quarter of 2006, the Company completed the annual goodwill impairment test that is required by SFAS No. 142, Goodwill and Other Intangible Assets. The results of Company’s testing did not indicate any goodwill impairment.

Intangible assets consisted of the following:

	March 31, 2006	December 31, 2005
Gross intangible assets
Customer base/relationships	$2,490	$2,490
Trade name	1,750	1,750
Core technology	3,230	3,230
Covenants not to compete	550	550
Patent	34	34
Total gross intangible assets	8,054	8,054
Accumulated amortization	6,060	5,699
Net intangible assets	$1,994	$2,355

Amortization for the three months ended March 31, 2006 and 2005 was $361 and $201, respectively.

At March 31, 2006, expected amortization expense for the definite lived intangible assets is as follows:

2006 (remaining nine months)	$672
2007	361
2008	260
2009	260
2010	255
Total	$1,808

5.                 NOTES PAYABLE

In February 2006, the Company amended and restated the terms of its credit agreement with Bank of America N.A. and certain other lenders (the “2004 Credit Agreement”). The amended and restated credit agreement (the “2006 Credit Agreement”) provides for maximum borrowings of $135,000 and has an expiration date of February 24, 2011. Under the 2006 Credit Agreement, loans will bear interest at the London Interbank Offered Rate plus a margin determined by our consolidated leverage ratio as defined in the 2006 Credit Agreement. The 2006 Credit Agreement contains covenants which restrict, among other things, our ability to borrow, pay dividends, make investments or acquisitions, distribute assets, guarantee debts of others and lend funds to affiliated companies and requires the Company to maintain certain financial levels and ratios, all as defined in the 2006 Credit Agreement. Substantially all of the assets of the

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Company and certain assets of the Company’s subsidiaries have been pledged to secure the outstanding amounts under the 2006 Credit Agreement.

The Company has outstanding borrowings under its 2006 Credit Agreement as of March 31, 2006 and under its 2004 Credit Agreement as of December 31, 2005 as follows:

	March 31, 2006	December 31, 2005
Loan Available(1)	$135,000	$80,000
Loans Outstanding	$26,101	$31,805
Letters of Credit Outstanding	$6,500	$6,500

(1)          Amounts available include up to $50,000 and $30,000 for letters of credit as of March 31, 2006 and December 31, 2005, respectively.

These borrowings bore interest rates of 5.58% and 5.39% at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, notes payable were recorded net of unamortized loan fees of $991 and $558, respectively.

6.                 EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Basic earnings per share
Net income applicable to stockholders	$16,983	$9,154
Income allocated to participating preferred stockholders	—	(903)
Income available to common stockholders	$16,983	$8,251
Weighted average common shares outstanding:
Class A common stock	—	1,964,615
Common stock	28,041,598	21,221,199
Weighted average common shares outstanding	28,041,598	23,185,814
Basic earnings per share—Class A common stock and Common stock	$0.61	$0.36
Diluted earnings per share
Net income applicable to stockholders	$16,983	$9,154
Weighted average common shares outstanding	28,041,598	23,185,814
Effect of dilutive shares:
Options and warrant	915,899	834,821
Convertible preferred shares	—	1,007,011
Redeemable convertible preferred shares	—	1,241,182
Weighted average shares outstanding and common stock equivalents	28,957,497	26,268,828
Diluted earnings per share	$0.59	$0.35

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Options to purchase 100,000 shares that were outstanding at March 31, 2005 were excluded from the respective computation of diluted earnings per share because their effect would be anti-dilutive. In addition, 208,067 and 143,488 RSUs were also excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 and 2005, respectively, because their effect would be anti-dilutive.

7.                 SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). The fair value of the RSUs is determined at the date of grant. Additionally, the fair value of the RSUs is recorded as deferred compensation and is amortized to compensation expense over the vesting period of the grants, which is generally over three years.

The following is a summary of RSU transactions under the 2004 Equity Incentive Plan during the three months ended March 31, 2006:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2005	599,225	$32.03
Granted	208,067	54.32
Vested	(47,121)	21.70
Cancelled	(6,773)	30.04
Outstanding March 31, 2006	753,398	38.85

The weighted average grant-date fair value of RSUs granted for the three months ended March 31, 2006 was $54.32 per unit, compared with $21.00 per unit for the same period in the prior year. For the three months ended March 31, 2006 and 2005, total compensation expense recognized in relation to the issuance of RSUs was $1,863 and $186, respectively, and the related income tax benefits recognized in earnings was $700 and $79, respectively. At March 31, 2006, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures is approximately $25,686 and is expected to be recognized over a weighted-average period of 2.48 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $1,023 and $0, respectively.

As of March 31, 2006, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of stock option transactions during the three months ended March 31, 2006:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2005	953,437	$13.75	658,662	$11.88
Exercised	(62,085)	14.17	(158,710)	11.90
Terminated	(3,685)	14.49	(526)	9.50
Outstanding March 31, 2006	887,667	$13.72	499,426	$11.88

The following table summarizes information about options outstanding under the GFI Group 2002 Plan as of March 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.88	708,320	7.99	$11.88	549,376	11.88
21.00	179,347	8.25	$21.00	29,393	21.00

The following table summarizes information about options outstanding under the GFInet 2000 Plan as of March 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 9.50	341,008	4.16	$9.50	341,008	$9.50
11.88	47,659	6.49	11.88	47,659	11.88
14.25	15,628	4.73	14.25	15,628	14.25
19.00	74,875	4.85	19.00	74,875	19.00
23.75	20,256	4.28	23.75	20,256	23.75

For the three months ended March 31, 2006 and 2005, total compensation expense recognized in relation to stock options was $80 and $955 and the related income tax benefits recognized in earnings were $31 and $380, respectively. At March 31, 2006, total unrecognized compensation cost related to unvested stock option awards prior to the consideration of expected forfeitures is approximately $554 and is expected to be recognized over the weighted average period of 0.7 years.

For the three months ended March 31, 2006 and 2005, the total fair value of vested options was $152 and $166, respectively. The total intrinsic value of options exercised for the three months ended March 31, 2006 and 2005 was $8,883 and $112, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at March 31, 2006 was $46,424 and $35,186, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

8.                 COMMITMENTS AND CONTINGENCIES

Operating Leases—In February 2006, the Company ceased using its leased office located on Christopher Street in London. The lease provides for an early termination option without penalty in February 2008. Consequently, the Company recorded the remaining two years of rent plus other charges of  £463 (approximately $801) during the first quarter of 2006.

Purchase Obligations—The Company has various unconditional purchase obligations. Certain of these obligations include the purchase of quotes from a number of information service providers during the normal course of business. As of March 31, 2006, the Company had total purchase commitments for quotes of approximately $14,607, with $9,487 due within the next twelve months and $5,120 due between one to two years.

Contingencies—In the normal course of business, the Company and certain subsidiaries included in the condensed consolidated financial statements are, and have been in the past, named as defendants in various lawsuits and proceedings and are, and have been in the past, involved in certain regulatory examinations. Additional actions, investigations or proceedings may be brought from time to time in the future. The Company is subject to the possibility of losses from these various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the reporting period.

The Company is subject to regular examinations by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional tax assessments that may result from these examinations in each of the tax jurisdictions. Tax reserves have been established, which the Company currently believes to be adequate in relation to the potential for additional tax assessments. Once established, reserves may be adjusted based on new information or events. The imposition of additional tax assessments, penalties or fines by a tax authority could have a material impact on the Company’s effective tax rate.

Additionally, the Company has recorded reserves for certain contingencies to which it may have exposure, such as reserves for certain income tax and litigation contingencies and contingencies related to the employer portion of National Insurance Contributions in the U.K.

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

Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for its customers. Revenues for these services are transaction based. As a result, the Company’s revenues could vary based upon the transaction volume of certain securities, commodities, foreign exchange and derivative markets.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
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

9.                 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 18—Financial Instruments with Off-Balance Sheet Risk” contained in the Company’s 2005 Form 10-K. There have been no material changes to our off-balance sheet risk during the three months ended March 31, 2006.

10.          FINANCIAL INSTRUMENTS

The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in “Note 19—Financial Instruments” contained in the Company’s 2005 Form 10-K.

For the three months ended March 31, 2006 and 2005, there was no hedge ineffectiveness. For the three months ended March 31, 2006 and 2005, unrealized losses before tax totaling $562 and $1,659, respectively, were recorded as other comprehensive loss. There has been no discontinuance of cash flow hedges that would require a reclassification of gains into earnings. Management does not anticipate any events or transactions that would result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income due to hedge discontinuance.

The Company’s derivatives are summarized below showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition as of March 31, 2006 and December 31, 2005 as follows:

Asset/(Liabilities)	March 31, 2006	December 31, 2005
Foreign exchange derivative contracts:
Assets	$749	$2,196
Liabilities	(575)	(79)
Fenics purchase obligation	(81)	(144)

The fair values of the Company’s foreign exchange derivative contracts were estimated based on quoted market prices of comparable instruments. The fair value of the Fenics purchase obligation was estimated using an exchange option model that included assumptions of management’s estimate of the fair value of the common stock of the Company and the common stock of Fenics, volatility, correlation and the expected life of the obligation.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

11.          REGULATORY REQUIREMENTS

GFI Securities LLC is a registered broker-dealer with the SEC and the National Association of Securities Dealers, Inc. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom (“FSA”). GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $399. At March 31, 2006, under these requirements, minimum capital, as defined, must be maintained as follows:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$33,662	$23,632	$26,646	$1,433
Minimum Net Capital required	250	9,022	14,586	399
Excess Net Capital	$33,412	$14,610	$12,060	$1,034

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

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the “FSFL”). As part of their licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined under the FSFL, of 50,000 Japanese Yen. At March 31, 2006, GFI Securities Limited’s Japanese branch was in compliance with this licensing requirement by maintaining “brought-in” capital of 50,000 Japanese Yen (approximately $424). GFI Securities Limited is also subject to the Japan Securities Dealers Association’s (“JSDA”) financial requirement that revenue plus “brought-in” capital exceed a ratio of 120.0% of relevant expenditure. At March 31, 2006, GFI Securities Limited’s revenue plus “brought-in” capital ratio was 283%, which exceeded the JSDA’s financial requirement by approximately 163%.

GFI Securities Limited’s Paris branch was established through the exercise of its passport right to open a branch in a European Economic Area state. This branch commenced operation on February 1, 2006. The establishment of the branch was approved by FSA and acknowledged by Banque de France in France. The branch will be subject to the conduct of business rules of the Autorite Des Marches Financiers when dealing with resident customers of France and will be regulated, in part, by the FSA.

GFI Brokers Limited’s Sydney branch is registered as a foreign corporation in Australia and is conditionally exempt from the requirement to hold an Australian financial services license under the Australian Securities and Investments Commission Corporations Act of 2001 in respect of the financial services it provides in Australia. This exemption applies to foreign companies regulated by the FSA in accordance with U.K. regulatory standards.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of March 31, 2006.

12.          GEOGRAPHIC INFORMATION

The Company offers its products and services in the North America, Europe and the Asia-Pacific regions.

Information regarding revenue for the three months ended March 31, 2006 and 2005, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of March 31, 2006 and December 31, 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
Revenues:
North America	$84,617	$58,049
Europe	86,855	55,307
Asia-Pacific	14,116	8,938
Total	$185,588	$122,294

	March 31, 2006	December 31, 2005
Long-lived Assets, as defined:
North America	$26,047	$25,200
Europe	12,113	10,645
Asia-Pacific	1,590	1,516
Total	$39,750	$37,361

Revenues are attributed to geographic areas based on the location of the relevant legal entities.

13.          Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2006	2005
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$(562)	$(1,659)
Tax (Expense) Benefit	169	421
After Tax Amount	$(393)	$(1,238)
Foreign currency translation adjustment
Before Tax Amount	$112	$(173)
Tax (Expense) Benefit	(50)	79
After Tax Amount	$62	$(94)

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The Company reclassified $1,499 ($1,050 after tax) and $110 ($77 after tax) out of other comprehensive income into earnings for the three months ended March 31, 2006 and 2005, respectively.

14.          RELATED PARTY TRANSACTION

Office Lease Termination with an Affiliate

In the fourth quarter of 2005, the Company ceased use of the premises it had leased from an affiliate and recorded a liability for the remaining rent plus other charges at that time. There has been no change except for the cash payments of the remaining liability. As of March 31, 2006, the remaining accrual balance was expected to be paid within the next seven months. Included in the remaining balance is approximately $171, which will be paid to third parties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of GFI Group Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity, for the year then ended (not presented herein); and in our report dated March 30, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
New York, New York
May 12, 2006

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•       the risks and other factors described under the heading “Risk Factors” and elsewhere in our 2005 Form 10-K.

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

•       economic, political and market factors affecting trading volumes, securities prices or demand for the Company’s brokerage services;

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

The foregoing risks and uncertainties, as well as those risks discussed under the headings ‘‘Item 2—Managements Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Item 3—Quantitative and Qualitative Disclosures About Market Risk’’ and elsewhere in this Quarterly Report, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Environment

Our business generally benefits when there is robust trading volume and volatility in the markets we serve. Market volatility is driven by a range of external and internal factors, some of which are market specific and some of which are correlated to macro-economic conditions. In many of the over the counter markets in which we provide inter-dealer brokerage services, objective and easily identifiable third party reporting of volume levels is not available. As a result, we look to broader market information, and specific volatility events in our key markets, as indictors of likely trading volume levels. We also monitor market-specific developments in each of our markets. Trading volume in many of our inter-dealer markets is driven by the trading activity of our dealer clients that, in turn, are responsive to the trading activity and demand of their “buy-side” clients. Those “buy-side” clients include smaller banks, insurance companies and financial institutions, investment funds, trading firms and, increasingly, hedge funds.

During the first quarter 2006, the global business environment was generally positive for our business, with satisfactory trading volume levels and generally modest volatility in global foreign exchange and equity markets, and instances of more pronounced volatility in certain credit and commodity markets.

Credit

The credit markets continued to experience marked volatility events in the first quarter including the bankruptcy filing of Dana Corporation, an auto parts supplier, and continuing concern regarding the health of the U.S. auto industry. Volatility in the global credit markets increased in the first quarter of 2006 as evidenced by increased volatility on the Dow Jones CDX North American Investment Grade, North American High Yield and Emerging Market Diversified indices, as well as the iTraxx Europe index.

During the first quarter of 2006, bonds generally underperformed stocks. The Lehman Brothers Aggregate Bond Index was down 0.65% from the start of the year, contrasting with the 5.1% increase in the Dow Jones Wilshire 5,000 stock index. In addition, higher than expected job creation and other positive economic data released in February and March pointed to a strong U.S. economy, raising the possibility of inflation and additional rate increases. These unexpected results contributed to bond market volatility in the quarter.

Financial

The financial markets were active in the quarter due to strong global economic and interest rate activity. The U.S. dollar generally weakened in the quarter, depreciating versus the Euro, the British Pound Sterling and certain emerging market currencies, while remaining relatively flat versus the Japanese Yen. Short-term interest rates rose in the U.S. and Europe as global economic activity remained strong in the quarter. Emerging market economies in Latin America, Eastern Europe and Asia have continued, in many cases, to outpace that of the U.S. This growth has, in some cases, led to the strengthening of various local currencies versus the U.S. dollar The Chicago Mercantile Exchange reported increased foreign exchange and interest rate futures volumes for the first quarter of 2006 as compared to the first quarter of 2005 and the fourth quarter of 2005.

Equity

Despite high energy prices and a general rising interest rate environment, global equity markets continued their upward momentum in the first quarter of 2006. Both the U.S. Federal Reserve and the European Central Bank raised interest rates in the quarter, while the Bank of Japan signaled that it may also start raising rates for the first time in five years. Investor concerns over these rate increases were mitigated by strong global growth prospects. The Dow Jones World Stock Index, excluding the U.S., advanced 8.8% in the quarter, beating the Dow Jones Industrial Average, which increased 3.7%. Asian, European and emerging market stocks also continued their upward momentum from 2005. The Chicago

Board of Options Exchange Standard and Poor’s 500 Volatility Index indicated a lower volatility level for the first quarter of 2006 compared to the first quarter of 2005, as well as compared to the previous quarter. Volume levels on the major global equity indices generally increased in the first quarter of 2006 as compared to the first quarter of 2005, as well as compared to the fourth quarter of 2005.

Commodity

Energy markets remained volatile in the first quarter of 2006. Natural gas prices plunged almost 36.0% in the first quarter on the New York Mercantile Exchange (“NYMEX”) due to a mild winter in the Northeastern U.S. and rising inventories. Crude oil prices, on the other hand, rose over 9.0% on NYMEX due to continued terrorism fears; political issues in the Middle East and continued strong foreign and domestic demand.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31, 2006	March 31, 2005
REVENUES:
Brokerage revenues:
Agency commissions	$136,910	$87,971
Principal transactions	41,060	28,112
Total brokerage revenues	177,970	116,083
Analytics and market data	5,194	5,402
Interest income	2,233	1,060
Other income (loss)	191	(251)
Total revenues	185,588	122,294
EXPENSES:
Compensation and employee benefits	116,845	75,477
Communications and quotes	7,653	5,799
Travel and promotion	7,531	5,761
Rent and occupancy	5,613	3,428
Depreciation and amortization	3,836	4,092
Professional fees	4,044	2,469
Clearing fees	5,477	3,371
Interest expenses	1,752	1,244
Other expenses	3,556	4,009
Total Expenses	156,307	105,650
INCOME BEFORE PROVISION FOR INCOME TAXES	29,281	16,644
PROVISION FOR INCOME TAXES	12,298	7,490
NET INCOME	$16,983	$9,154

The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended
	March 31, 2006	March 31, 2005
REVENUES:
Brokerage revenues:
Agency commissions	73.8%	72.0%
Principal transactions	22.1%	23.0%
Total brokerage revenues	95.9%	95.0%
Analytics and market data	2.8%	4.4%
Interest income	1.2%	0.8%
Other income	0.1%	(0.2)%
Total revenues	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	63.0%	61.7%
Communications and quotes	4.1%	4.8%
Travel and promotion	4.1%	4.7%
Rent and occupancy	3.0%	2.8%
Depreciation and amortization	2.1%	3.3%
Professional fees	2.2%	2.0%
Clearing fees	3.0%	2.8%
Interest expenses	0.9%	1.0%
Other expenses	1.9%	3.3%
Total Expenses	84.3%	86.4%
INCOME BEFORE PROVISION FOR INCOME TAXES	15.7%	13.6%
PROVISION FOR INCOME TAXES	6.6%	6.1%
NET INCOME	9.1%	7.5%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net income for the three months ended March 31, 2006 was $17.0 million as compared to net income of $9.2 million for the three months ended March 31, 2005, an increase of $7.8 million or approximately 84.8%. Total revenues increased by $63.3 million, or 51.8%, to $185.6 million for the three months ended March 31, 2006 from $122.3 million compared to the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues resulting from the continued growth in our brokerage personnel headcount in each of our product categories. Our total brokerage personnel headcount increased by 211 to a total of 808 at March 31, 2006 from 597 at March 31, 2005. Total expenses increased by $50.6 million, or 47.9% to $156.3 million for the three months ended March 31, 2006 from $105.7 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2005 and the resulting increase in performance related brokerage bonuses.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Three Months Ended,
	March 31, 2006	March 31, 2005
BROKERAGE REVENUES:
Credit	$71,273	$51,653
Financial	39,488	26,285
Equity	41,459	21,002
Commodity	25,750	17,143
Total brokerage revenues	$177,970	$116,083
BROKERAGE REVENUES:
Credit	40.0%	44.5%
Financial	22.2	22.6
Equity	23.3	18.1
Commodity	14.5	14.8
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $61.9 million, or 53.3%, to $178.0 million for the three months ended March 31, 2006, as compared to $116.1 million for the three months ended March 31, 2005. Agency commissions increased by $48.9 million, or 55.6%, to $136.9 million for the three months ended March 31, 2006 as compared to $88.0 million for the three months ended March 31, 2005. Principal transactions increased by $13.0 million, or 46.3%, to $41.1 million for the three months ended March 31, 2006 from $28.1 million for the three months ended March 31, 2005. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 11.6% for the three months ended March 31, 2006 as compared to the same period from the prior year.

The increase in credit product brokerage revenues of $19.6 million was due to a number of factors including continued overall growth in the credit derivatives market, the development of new credit products and the sectorization of credit products. Our existing credit product desks contributed $16.8 of the total increase in credit product brokerage revenues. The remaining $2.8 million increase was generated by the addition of fourteen new or restructured credit product desks since March 31, 2005. Our investment in and development of credit products was highlighted by a credit product brokerage personnel increase of 37 to a total of 221 employees at March 31, 2006 from 184 employees at March 31, 2005.

The increase in financial product brokerage revenues of $13.2 million was primarily attributable to a combination of increased revenues from brokerage desks covering emerging markets, interest rate derivatives and exotic foreign exchange options due to volatility resulting from global interest rate movement, inflationary fears from high energy costs, and investment in our foreign exchange and interest rate derivatives business, particularly in Asia. The increase in our financial product brokerage revenues was generated primarily from our existing financial product desks, which contributed $10.4 million of the increase in financial product brokerage revenues. The remaining $2.8 million increase in financial product brokerage revenues was attributable to the addition of eleven new or restructured financial product desks since March 31, 2005. Our investment in and development of financial products was highlighted by a financial product brokerage personnel increase of 89 to a total of 248 employees at March 31, 2006 from 159 employees at March 31, 2005.

The increase in equity product brokerage revenues of $20.5 million was due to our new Paris office that contributed $10.4 million in brokerage revenues in the first quarter of 2006, other new desks established since March 31, 2005 and increased business from our hedge fund customers. New or restructured equity product desks, including desks in our Paris office, contributed $14.4 million of the total increase in equity product brokerage revenues. The remaining $6.1 million increase in equity product brokerage revenues was attributable to existing equity product desks. Our investment in and development of equity products was highlighted by an equity product brokerage personnel increase of 33 to a total of 167 employees at March 31, 2006 from 134 employees at March 31, 2005.

The increase in commodity product brokerage revenues of $8.6 million was attributable to the Starsupply acquisition in September 2005 that generated $6.6 million in brokerage revenues in the first quarter of 2006, continued volatility in certain commodity markets and investment in new desks. Our new or restructured commodity product desks, including the desks acquired from Starsupply Petroleum LLC, contributed $7.5 million of the increase in commodity product brokerage revenues. Our existing commodity desks contributed $1.1 million of the total increase in commodity product brokerage revenue. Our investment in and development of commodity products was highlighted by a commodity product brokerage personnel increase of 52 to a total of 172 employees at March 31, 2006 from 120 employees at March 31, 2005.

Analytics and Market Data

Revenues from our analytics and market data products decreased slightly by $0.2 million, or 3.7%, to $5.2 million for the three months ended March 31, 2006 as compared to $5.4 million for the three months ended March 31, 2005. The decrease was primarily due to a decrease in annual update fees for future upgrades of software products in the three months ended March 31, 2006 as compared to the comparable period in 2005 as we continue to reduce the use of annual update fees in favor of monthly subscription fees.

Interest Income

Interest income increased by $1.1 million, or 100.0%, to $2.2 million for the three months ended March 31, 2006 as compared to $1.1 million for the three months ended March 31, 2005. The increase is mainly attributable to the higher level of average cash balances in the U.S. and the increase in interest income on clearing accounts related to our brokerage operations.

Other Income (Loss)

Other income (loss) increased $0.5 million, or 166.7%, to $0.2 million for the three months ended March 31, 2006 from a loss of $0.3 million for the three months ended March 31, 2005. Other income (loss) for the three months ended March 31, 2006 and 2005 mainly consisted of transactional net gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $41.3 million, or 54.7%, to $116.8 million for the three months ended March 31, 2006 from $75.5 million for the three months ended March 31, 2005. The increase was primarily due to an increase in the number of brokerage personnel from 597 at March 31, 2005 to 808 at March 31, 2006 and an increase in brokerage personnel performance bonuses of $28.4 million resulting in large part from our overall higher brokerage commission revenues.

Total compensation and employee benefits as a percentage of total revenues increased slightly to 63.0% at March 31, 2006 from 61.7% from March 31, 2005. Bonus expense represented 57.0% and 48.1% of total compensation and employee benefits expense for the three months ended March 31, 2006 and 2005, respectively. Included in these amounts are guaranteed bonuses, which represented 6% and 2% of total bonuses for the three months ended March 31, 2006 and 2005, respectively. Additionally, sign-on bonus expense represented 4.9% and 3.0% of total compensation and employee benefits for the three months ended March 31, 2006 and 2005, respectively.

Communications and Quotes

Communications and quotes increased by $1.9 million, or 32.8%, to $7.7 million for the three months ended March 31, 2006 from $5.8 million from the three months ended March 31, 2005. The increase was primarily attributable to the increase in brokerage desks and brokerage personnel.

Travel and Promotion

Travel and promotion increased by $1.7 million, or 29.3%, to $7.5 million for the three months ended March 31, 2006 from $5.8 million for the three months ended March 31, 2005. This expense, as a percentage of our total brokerage revenues for the three months ended March 31, 2006 decreased to 4.2% from 5.0% for the same period from the prior year. This decrease was primarily due to the Company’s continuing efforts to lower these costs relative to the Company’s total brokerage revenues.

Rent and Occupancy

Rent and occupancy increased by $2.2 million, or 64.7%, to $5.6 million for the three months ended March 31, 2006 from $3.4 million for the three months ended March 31, 2005. The increase was primarily due to the lease of additional office space in the U.S., London and Paris during 2005 and the accrual of $0.8 million during the three months ended March 31, 2006 for the remaining two years of rent plus other charges in connection with vacating our office at Christopher Street in London. See Note 8 to the Condensed Consolidated Financial Statements for further discussion.

Depreciation and Amortization

Depreciation and amortization decreased slightly by $0.3 million, or 7.3%, to $3.8 million for the three months ended March 31, 2006 from $4.1 million for the three months ended March 31, 2005. The decrease was primarily due to the accelerated depreciation of $0.6 million that was recorded during the first quarter of 2005 related to certain long-lived assets that were abandoned as a result of the early termination of the lease for our former primary U.K. office premises, offset by the increase in property and equipment costs, including software development costs.

Professional Fees

Professional fees increased by $1.5 million, or 60.0%, to $4.0 million for the three months ended March 31, 2006 from $2.5 million for the three months ended March 31, 2005. The increase was primarily due to an increase in professional fees related to our continuing preparation to satisfy the requirements of the Sarbanes-Oxley Act of 2002 that are or will be applicable to us.

Clearing Fees

Clearing fees increased by $2.1 million, or 61.8%, to $5.5 million for the three months ended March 31, 2006 from $3.4 million for the three months ended March 31, 2005. This increase was due to a higher volume in the number of principal transactions executed during the three months ended March 31, 2006 as compared to the same period in the prior year. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

Interest expense increased by $0.6 million, or 50.0%, to $1.8 million for the three months ended March 31, 2006 from $1.2 million for the three months ended March 31, 2005. The increase was primarily due to increased interest charges on clearing accounts related to our brokerage operations.

Other Expenses

Other expenses decreased by $0.4 million, or 10.0%, to $3.6 million for the three months ended March 31, 2006 from $4.0 million for the three months ended March 31, 2005. The decrease was a result of a significant charge in the three months ended March 31, 2005 for the increase in the fair value of the Fenics purchase obligation due to our initial public offering, with no comparable charge in the three months ended March 31, 2006, offset by increases in irrecoverable Value Added Tax related to increased purchases in communications and quotes in the U.K., litigation reserves and other general office and miscellaneous expenses, such as office supplies and computer equipment expenses.

Provision for Income Taxes

Our provision for income taxes totaled $12.3 million for the three months ended March 31, 2006 and $7.5 million for the three months ended March 31, 2005. Our effective tax rate was approximately 42.0% for the three months ended March 31, 2006 as compared to 45.2% for the comparable period in 2005. The reduction in the effective tax rate was primarily due to income received on tax-exempt investments, and a decrease in state and local income taxes and taxes related to foreign operations.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2005 to March 31, 2006. Results of any period are not necessarily indicative of results for a full year.

	Quarter Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$136,910	$104,335	$98,559	$100,718	$87,971
Principal Transactions	41,060	31,250	27,420	27,635	28,112
Total brokerage Revenues	177,970	135,585	125,979	128,353	116,083
Analytics and market Data	5,194	3,388	3,894	4,711	5,402
Interest income	2,233	1,458	1,236	883	1,060
Other income (loss)	191	(145)	(420)	6,376	(251)
Total revenues	185,588	140,286	130,689	140,323	122,294
Expenses
Compensation and employee benefits	116,845	89,511	81,461	80,896	75,477
Communications and quotes	7,653	7,064	6,656	6,341	5,799
Travel and promotion	7,531	7,017	5,833	6,041	5,761
Rent and occupancy	5,613	3,447	4,662	3,913	3,428
Depreciation and amortization	3,836	4,159	3,434	3,599	4,092
Professional fees	4,044	2,507	2,797	2,927	2,469
Clearing fees	5,477	3,858	3,480	2,974	3,371
Interest expenses	1,752	1,016	778	597	1,244
Other expenses	3,556	1,855	2,217	5,809	4,009
Lease termination costs to affiliate	—	1,070	—	(2,266)	—
Total expenses	156,307	121,504	111,318	110,831	105,650
Income before provision for taxes	29,281	18,782	19,371	29,492	16,644
Provision for income taxes	12,298	7,363	8,523	12,810	7,490
Net income	$16,983	$11,419	$10,848	$16,682	$9,154

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Revenues
Brokerage revenues:
Agency commissions	73.8%	74.4%	75.4%	71.8%	72.0%
Principal transactions	22.1	22.3	21.0	19.7	23.0
Total brokerage revenues	95.9	96.7	96.4	91.5	95.0
Analytics and market data	2.8	2.4	3.0	3.4	4.4
Interest income	1.2	1.0	0.9	0.6	0.8
Other income (loss)	0.1	(0.1)	(0.3)	4.5	(0.2)
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	63.0%	63.8%	62.3%	57.6%	61.7%
Communications and quotes	4.1	5.0	5.1	4.6	4.8
Travel and promotion	4.1	5.0	4.5	4.3	4.7
Rent and occupancy	3.0	2.5	3.6	2.8	2.8
Depreciation and amortization	2.1	3.0	2.6	2.6	3.3
Professional fees	2.2	1.8	2.1	2.1	2.0
Clearing fees	3.0	2.8	2.7	2.1	2.8
Interest expenses	0.9	0.7	0.6	0.4	1.0
Other expenses	1.9	1.3	1.7	4.1	3.3
Lease termination costs to affiliate	—	0.8	—	(1.6)	—
Total expenses	84.3%	86.7%	85.2%	79.0%	86.4%
Income before provision for taxes	15.7	13.3	14.8	21.0	13.6
Provision for income taxes	6.6	5.2	6.5	9.1	6.1
Net income	9.1%	8.1%	8.3%	11.9%	7.5%

The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(dollars in thousands)
Brokerage Revenues:
Credit	$71,273	$55,443	$51,472	$60,749	$51,653
Financial	39,488	29,213	30,804	29,835	26,285
Equity	41,459	29,931	25,993	21,869	21,002
Commodity	25,750	20,998	17,710	15,900	17,143
Total brokerage revenues	$177,970	$135,585	$125,979	$128,353	$116,083
Brokerage Revenues:
Credit	40.0%	40.9%	40.8%	47.3%	44.5%
Financial	22.2	21.5	24.5	23.2	22.6
Equity	23.3	22.1	20.6	17.0	18.1
Commodity	14.5	15.5	14.1	12.4	14.8
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Net cash used by operations decreased to $9.6 million in the first quarter of 2006, compared with $13.9 million in the first quarter of 2005. The decrease is primarily related to our improved net income, offset by an increase in working capital changes. A majority of the working capital changes are related to the net commission receivable and receivables from the broker dealers and clearing organizations. The receivables from broker dealers and clearing organizations were substantially settled after March 31, 2006. Cash flow from operations was negatively impacted by an increase in our net commission receivables due to higher revenues.

Net cash used in investing activities in the first quarter of 2006 was $5.7 million compared to $1.3 million used in the first quarter of 2005. The increase in cash used for investing activities was due to significantly higher capital expenditures during the first quarter of 2006 than the comparable period of 2005. The increase in capital expenditure was due to leasehold improvements for the additional leases we entered into during 2005 and our continued investment in the development of software for internal use.

Net cash used in financing activities in the first quarter of 2006 was $0.5 million compared to $14.3 million generated for the three months ended March 31, 2005. Cash provided by financing activities for the three months ended March 31, 2005 consisted of net proceeds received from our initial public offering, offset by the repayments of the notes payable to Jersey Partners Inc. in January 2005 and the outstanding principal balance under our 2004 Credit Agreement in February 2005. In the first quarter of 2006, cash used in financing activities consisted of net cash paid on borrowings under our 2006 Credit Agreement, offset by the cash proceeds received and tax benefits realized from the exercise of stock options.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group Pte Ltd. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulated capital requirements of the FSA. GFI (HK) Securities LLC is subject to the regulated capital requirements of the Securities and Futures Commission in Hong Kong. GFI Group PTE Ltd. is subject to the regulatory compliance requirements with the Monetary Authority of Singapore. At March 31, 2006, GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group PTE Ltd. were in compliance with their respective regulatory capital requirements. See Note 11 to the condensed consolidated financial statements for further discussion.

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

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available and the available borrowings under our 2006 Credit Facility, will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Commitments

Our contractual obligations and off-balance sheet entities are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2005 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those obligations or arrangements during the three months ended March 31, 2006.

In February 2006, we ceased using our leased office located on Christopher Street in the U.K. The lease provides for an early termination option without penalty in February 2008. Consequently, we recorded the remaining rent plus other charges of £463 (approximately $801) during the first quarter of 2006.

In addition, we have various unconditional purchase obligations. Certain of these obligations are for the purchase of quotes from a number of information service providers during the normal course of business. As of March 31, 2006, we had total purchase commitments for quotes of approximately $14.6 million, with $9.5 million due within the next twelve months and $5.1 million due between one to two years.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at March 31, 2006.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our condensed consolidated financial statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2005 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant from our 2005 Form 10-K. The accounting principles utilized by us in preparing our condensed consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2005

Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2006.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the three months ended March 31, 2006.

At March 31, 2006, we had outstanding foreign exchange derivative contracts to purchase and sell foreign currency that qualified as foreign currency cash flow hedges under SFAS 133 with notional amounts translated into U.S. Dollars of $110.9 million. At March 31, 2006, the net fair value of these contracts was minimal. At March 31, 2006, if the Euro strengthened by 10% against the U.S. Dollar and the U.S. Dollar strengthened by 10% against the British Pound, it would decrease the fair value of these contracts and, as a result, accumulated other comprehensive income would decrease by approximately $6.5 million, net of tax.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened by 10% against the U.S. Dollar and the U.S. Dollar strengthened by 10% against the British Pound, the net impact to our net income would have been a reduction of approximately $2.7 million.

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

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting and determined that there have been no changes in our internal controls over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

In the normal course of business, we are and have been party to, or otherwise involved in, litigations, claims and arbitrations that involve claims for substantial amounts. These proceedings have generally involved either competitor claims in connection with new employee hires, or claims from former employees in connection with the termination of their employment from us. We believe proceedings of these types are common in the inter-dealer brokerage industry due to its highly competitive nature. There is also potential for client claims alleging the occurrence of errors in the execution of brokerage transactions. We are also currently and will, in the future, be involved, in examinations, investigations or proceedings by government agencies and self-regulatory organizations. These examinations or investigations could result in substantial fines or administrative proceedings that could result in censure, the issuance of cease and desist orders, the suspension or expulsion of a broker dealer and its affiliated persons, officers or employees or other similar consequences. Among these examinations and proceedings, we are currently being examined by the NASD for potential violations of the NASD’s rules relating to registration of one individual on one of our brokerage desks and the supervision of that individual. We or our employees, including our officers, may be subject to censure, fines, suspensions or other sanctions as a result of this examination.

Although the ultimate outcome of these proceedings cannot be ascertained at this time, after consultation with counsel, we believe that damages, if any, resulting from such proceedings will not, in the aggregate, have a material adverse effect on our financial condition, but may be material to our operating results for any particular period or may affect our reputation.

ITEM 1A.        RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2005 Form 10-K. See “Risk Factors” in Part I, Item 1A of the 2005 Form 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our 2004 Equity Incentive Plan, we allow employees to elect to have us withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of common stock by us on the date of withholding. During the quarter ended March 31, 2006, we withheld shares of common stock to satisfy tax withholding obligations as follows:

Date	No. of Shares	Average Market Price
January	15,426	$51.28
February	—	—
March	116	51.22

ITEM 6.                EXHIBITS

Exhibits:

Exhibit No.	Description
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended March 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2006.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).