Form 10-Q
period 2006-06-30
GFI Group Inc.
filed 2006-08-14
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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

The number of shares of registrant’s common stock outstanding on July 31, 2006 was 28,398,359.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except share and per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$131,503	$144,148
Deposits with clearing organizations	7,914	7,824
Accrued commissions receivable, net of allowance for doubtful accounts	118,713	89,727
Receivables from brokers, dealers and clearing organizations	370,397	208,938
Property, equipment and leasehold improvements, net	34,905	31,674
Software inventory, net	6,937	5,687
Goodwill	26,713	26,683
Intangible assets, net	1,733	2,355
Other assets	65,270	59,101
TOTAL ASSETS	$764,085	$576,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$118,777	$88,628
Accounts payable and accrued expense	34,230	22,455
Payables to brokers, dealers and clearing organizations	281,688	165,766
Notes payable, net	16,778	31,247
Other liabilities	27,436	28,914
Lease termination costs payable to affiliate	250	875
Total Liabilities	$479,159	$337,885
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and none outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,371,075 and 27,904,568 shares outstanding at June 30, 2006 and December 31, 2005, respectively	284	279
Additional paid in capital	211,310	195,360
Retained earnings	75,868	44,790
Accumulated other comprehensive loss	(2,536)	(2,177)
Total Stockholders’ Equity	284,926	238,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$764,085	$576,137

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
 (In thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Brokerage revenues:
Agency commissions	$130,134	$100,718	$267,044	$188,689
Principal transactions	41,792	27,635	82,852	55,747
Total brokerage revenues	171,926	128,353	349,896	244,436
Analytics and market data	4,271	4,711	9,465	10,113
Long-term contract revenue	5,881	—	5,881	—
Interest income	2,395	883	4,628	1,943
Other income	3,093	6,376	3,284	6,125
Total Revenues	187,566	140,323	373,154	262,617
EXPENSES:
Compensation and employee benefits	113,701	80,896	230,546	156,373
Communications and quotes	9,303	6,341	16,956	12,140
Travel and promotion	8,549	6,041	16,080	11,802
Rent and occupancy	4,841	3,913	10,454	7,341
Depreciation and amortization	4,048	3,599	7,884	7,691
Professional fees	5,320	2,927	9,364	5,396
Clearing fees	6,798	2,974	12,275	6,345
Interest	1,772	597	3,524	1,841
Other expenses	3,843	5,809	7,399	9,818
Cost of long-term contract	5,180	—	5,180	—
Lease termination costs to affiliate	(92)	(2,266)	(92)	(2,266)
Total Expenses	163,263	110,831	319,570	216,481
INCOME BEFORE PROVISION FOR INCOME TAXES	24,303	29,492	53,584	46,136
PROVISION FOR INCOME TAXES	10,207	12,810	22,505	20,300
NET INCOME	$14,096	$16,682	$31,079	$25,836
EARNINGS PER SHARE
Basic	$0.50	$0.62	$1.10	$1.00
Diluted	$0.48	$0.60	$1.07	$0.96
WEIGHTED AVERAGE SHARES OUSTANDING BASIC
Class A common stock	—	—	—	976,881
Common stock	28,258,827	26,791,156	28,150,812	24,021,564
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	29,130,663	27,726,612	29,044,558	27,001,747

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET INCOME	$14,096	$16,682	$31,079	$25,836
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain/(loss) on foreign exchange derivative contracts, net of tax	(120)	4,096	(514)	2,858
Foreign currency translation adjustment, net of tax	92	(88)	155	(182)
COMPREHENSIVE INCOME	$14,068	$20,690	$30,720	$28,512

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,079	$25,836
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,884	7,691
Amortization of loan fees	128	222
Provision for allowance for doubtful accounts	433	122
Deferred compensation	5,322	1,697
Benefit from deferred taxes	(1,944)	(673)
Loss on Fenics purchase obligation	—	2,030
Loss (gain) on foreign exchange derivative contracts	2,763	(8,005)
Lease termination cost to affiliate	(92)	(2,266)
(Increase) decrease in operating assets:
Deposits with clearing organizations	(90)	(462)
Accrued commissions receivable	(29,419)	(28,441)
Receivables from brokers, dealers and clearing organizations	(161,459)	103,615
Software inventory	(1,476)	(1,307)
Other assets	(2,895)	(7,982)
Increase (decrease) in operating liabilities:
Accrued compensation	30,149	16,598
Accounts payable and accrued expenses	5,247	542
Payables to brokers, dealers and clearing organizations	115,921	(118,442)
Income taxes payable—current	3,781	1,827
Other liabilities	(5,699)	2,001
Cash paid to affiliate for lease termination	(462)	(358)
Cash used in operating activities	(829)	(5,755)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for acquisition of minority interest in Fencis Limited	(117)	(4,200)
Purchase of property, equipment and leasehold improvements	(10,267)	(3,132)
(Payments on)/proceeds from foreign exchange derivative contracts	(3,045)	2,182
Cash used in investing activities	(13,429)	(5,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(40,000)	(54,500)
Proceeds from notes payable	25,000	4,000
Repayment of loan notes payable	—	(9,250)
Issuance of common stock	—	73,735
Payment of loan fees	(575)	—
Proceeds from exercise of stock options	4,841	1,573
Cash paid for taxes on vested restricted stock units	(1,632)	—
Tax benefit from stock option exercises	7,435	—
Bank overdraft	6,389	—
Cash provided by financing activities	1,458	15,558
Effects of foreign currency translation adjustment	155	(181)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,645)	4,472
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,148	105,161
CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,503	$109,633
SUPPLEMENTAL DISLCOSURE:
Interest paid	$3,559	$2,031
Income taxes paid, net of refunds	$5,909	$18,613

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its sole wholly-owned subsidiary GFInet inc. (“GFInet”), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI Group PTE Ltd. and Fenics Limited and its subsidiaries (“Fenics”). As of June 30, 2006, Jersey Partners, Inc. (“JPI”) owned approximately 45% of the Company’s outstanding common shares. The Company’s chief executive officer, Michael Gooch, is a controlling shareholder of JPI.

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

Accrued Commissions Receivable—Accrued commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and derivative brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $3,319 and $3,202 as of June 30, 2006

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

and December 31, 2005, respectively. The allowance is based on management’s estimate and is reviewed on a periodic basis based on the aging of outstanding receivables and counterparty exposure.

Brokerage Transactions—The Company provides brokerage services to its clients in the form of either agency or principal transactions.

Agency Commissions—In agency transactions, the Company charges commissions for executing transactions between buyers and sellers. Agency commission revenues and related expenses are recognized on a trade date basis.

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

Additionally, from time to time, under the circumstances described above, if a transaction fails to settle on a timely basis or if a customer defaults on its obligations, the Company may hold securities positions overnight. These positions are marked to market on a daily basis. Principal transactions revenues and related expenses are recognized on a trade date basis.

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

Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income as other income.

Segment and Geographic Information—The Company’s only operating segment consists of its brokerage and analytics and market data operations. This segment operates across domestic and international markets. Substantially all of the Company’s identifiable assets are in the United States and the United Kingdom.

Long-Term Construction-Type Contract—The Company was a party to a long-term construction-type contract pursuant to which the Company developed an online currency trading system and customized it for a customer. The contract was accounted for using the completed-contract method in accordance with the Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts, and with the applicable guidance provided by the Statement of Position No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP 81-1”). Under the completed contract method, the revenues and expenses are deferred and netted on the balance sheet until such time as the project is substantially complete. SOP 81-1 states that a contract is considered substantially complete when only inconsequential actions remain incomplete, the remaining costs in comparison to the total costs to be incurred are immaterial and the potential risk is insignificant in amount. As of June 30, 2006, the contract is considered to be substantially complete in consideration of the above-mentioned requirements. The contract revenues and expenses of $5,881 and $5,180, respectively, have been recognized during the second quarter of 2006.

Share-Based Compensation—The Company’s share-based compensation consists of stock options and restricted stock units (the “RSUs”). The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) during the first quarter of 2006, using the modified prospective approach. SFAS 123(R) revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under SFAS 123(R), actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows. Upon adoption, the Company recognized a $142 ($90 after-tax) gain to record forfeitures at the date

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

of grant. This was reported as an offset to the compensation and employee benefits expense line item in the Consolidated Statements of Income. This adjustment was not reflected as a cumulative effect adjustment because the amount was not material to the Company.

For share based awards issued prior to the adoption of SFAS 123(R), the Company followed the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, prospectively to all awards granted, modified, or settled after January 1, 2003. Pursuant to this method, the Company expensed the grant-date fair value of options issued to employees on or after January 1, 2003 over the related vesting period and the compensation expense related to modifications of outstanding options was calculated as the difference between fair value of the existing and modified options on the date of modification. Prior to January 1, 2003, the Company used the intrinsic method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS 123.  For RSUs, the fair value at the date of grant is recorded as deferred compensation and is amortized to compensation expense over the vesting period of the grants.

The following pro forma financial information shows the effect, net of tax, on net income as if the fair value method had been applied.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income—as reported	$16,682	$25,836
Add:
Effect of stock-based employee compensation included in reported net income, net of tax	336	1,018
Deduct:
Total stock-based employee compensation determined under fair value method, net of tax	(336)	(1,147)
Net income—pro forma	$16,682	$25,707
Basic earnings per share—as reported	$0.62	$1.00
Basic earnings per share—pro forma	$0.62	$0.99
Diluted earnings per share—as reported	$0.60	$0.96
Diluted earnings per share—pro forma	$0.60	$0.95

Recent Accounting Pronouncement—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The cumulative effect of initially applying FIN 48 will be recognized as a change in accounting principle as of the end of the

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

period in which FIN 48 is adopted. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

3.   RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	June 30, 2006	December 31, 2005
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$303,121	$161,069
Balance receivable from clearing organizations	67,276	47,869
Total	$370,397	$208,938
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$268,308	$148,971
Balance payable to clearing organizations	505	466
Payable to financial institutions	12,875	16,329
Total	$281,688	$165,766

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	June 30, 2006	December 31, 2005
Gross intangible assets
Customer base/relationships	$2,490	$2,490
Trade name	1,750	1,750
Core technology	3,230	3,230
Covenants not to compete	550	550
Patent	34	34
Total gross intangible assets	8,054	8,054
Accumulated amortization	6,321	5,699
Net intangible assets	$1,733	$2,355

Amortization was $261 and $203 for the three months ended June 30, 2006 and 2005, respectively, and $622 and $404 for the six months ended June 30, 2006 and 2005, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

At June 30, 2006, expected amortization expense for the definite lived intangible assets is as follows:

2006 (remaining six months)	$411
2007	361
2008	260
2009	260
2010	255
Total	$1,547

5. NOTES PAYABLE

In February 2006, the Company amended and restated the terms of its credit agreement with Bank of America N.A. and certain other lenders (the “2004 Credit Agreement”). The amended and restated credit agreement (the “2006 Credit Agreement”) provides for maximum borrowings of $135,000 and has an expiration date of February 24, 2011. The Company had outstanding borrowings under its 2006 Credit Agreement as of June 30, 2006 and under its 2004 Credit Agreement as of December 31, 2005 as follows:

	June 30, 2006	December 31, 2005
Loan Available(1)	$135,000	$80,000
Loans Outstanding	17,784	31,805
Letters of Credit Outstanding	6,500	6,500

       (1) Amounts available include up to $50,000 and $30,000 for letters of credit as of June 30, 2006 and December 31, 2005, respectively.

The outstanding loans bore interest rates ranging from 3.63% to 8.25% at June 30, 2006 and 5.39% at December 31, 2005. At June 30, 2006 and December 31, 2005, notes payable were recorded net of unamortized loan fees of $1,006 and $558, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

6. EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share
Net income applicable to stockholders	$14,096	$16,682	$31,079	$25,836
Income allocated to participating preferred stockholders	—	—	—	(903)
Income available to common stockholders	$14,096	$16,682	$31,079	$24,933
Weighted average common shares outstanding:
Class A common stock	—	—	—	976,881
Common stock	28,258,827	26,791,156	28,150,812	24,021,564
Weighted average common shares outstanding	28,258,827	26,791,156	28,150,812	24,998,445
Basic earnings per share—Class A common stock and common Stock	$0.50	$0.62	$1.10	$1.00
Diluted earnings per share
Net income applicable to stockholders	$14,096	$16,682	$31,079	$25,836
Weighted average common shares outstanding	28,258,827	26,791,156	28,150,812	24,998,445
Effect of dilutive shares:
Options and warrant	871,836	935,456	893,746	885,416
Convertible preferred shares	—	—	—	500,724
Redeemable convertible preferred shares	—	—	—	617,162
Weighted average shares outstanding and common stock equivalents	29,130,663	27,726,612	29,044,558	27,001,747
Diluted earnings per share	$0.48	$0.60	$1.07	$0.96

Outstanding options to purchase 49,724 shares were excluded from the computation of diluted earnings per share for the six months ended June 30, 2005 because their effect would be anti-dilutive. In addition, 17,197 and 256,870 RSUs for the three months ended June 30, 2006 and 2005, respectively, and 112,105 and 200,492 RSUs for the six months ended June 30, 2006 and 2005, respectively, were also excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

7. SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). The fair value of RSUs is determined at the date of grant. Additionally, the fair value of RSUs is recorded as deferred compensation and is amortized to compensation expense over the vesting period of the grants, which is generally over three years.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

During the second quarter of 2006, the Company modified certain RSUs to accelerate their vesting periods. The modified RSUs were measured at the incremental fair value of the RSUs calculated on the date of modification, in addition to the amount calculated as fair value on the date of grant. All modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under the 2004 Equity Incentive Plan during the six months ended June 30, 2006:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2005	599,225	$32.03
Granted	247,907	54.31
Vested	(103,943)	29.69
Cancelled	(35,952)	33.24
Outstanding June 30, 2006	707,237	$40.12

The weighted average grant-date fair value of RSUs granted for the six months ended June 30, 2006 was $54.31 per unit, compared with $23.50 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Compensation expense	$3,271	$398	$5,134	$584
Income tax benefits	516	156	1,216	235

At June 30, 2006, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $22,843 and is expected to be recognized over a weighted-average period of 2.26 years. The total fair value of RSUs vested during the six months ended June 30, 2006 was $3,087. No RSUs vested during the six months ended June 30, 2005.

As of June 30, 2006, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the six months ended June 30, 2006:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2005	953,437	$13.75	658,662	$11.88
Exercised	(167,223)	13.76	(240,552)	11.79
Terminated	(3,685)	14.49	(526)	9.50
Outstanding June 30, 2006	782,529	$13.75	417,584	$11.93

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following table summarizes information about options outstanding under the GFI Group 2002 Plan as of June 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.88	622,103	7.76	$11.88	450,660	$11.88
21.00	160,426	8.00	21.00	54,764	21.00

The following table summarizes information about options outstanding under the GFInet 2000 Plan as of June 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.50	277,554	3.92	$9.50	277,554	$9.50
11.88	47,659	6.24	11.88	47,659	11.88
14.25	12,723	4.51	14.25	12,723	14.25
19.00	61,523	4.55	19.00	61,523	19.00
23.75	18,125	3.98	21.00	18,125	21.00

Total compensation expense and related income tax benefit recognized in relation to the stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Compensation expense	$107	$158	$187	$1,113
Income tax benefit	20	65	51	445

At June 30, 2006, total unrecognized compensation cost related to unvested stock option awards prior to the consideration of expected forfeitures was approximately $424 and is expected to be recognized over the weighted average period of 0.6 years.

For the six months ended June 30, 2006 and 2005, the total fair value of vested options was $214 and $249, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was $17,042 and $538, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at June 30, 2006 was $49,018 and $38,324, respectively.

8. COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. Certain of these obligations include the purchase of quotes from a number of information service providers during the normal course of business. As of June 30, 2006, the Company had total purchase commitments for quotes

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

of approximately $14,721, with $11,698 due within the next twelve months and $3,023 due between one to two years.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

9.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 18—Financial Instruments with Off-Balance Sheet Risk” contained in the Company’s 2005 Form 10-K. There have been no material changes to our off-balance sheet risk during the six months ended June 30, 2006.

10. FINANCIAL INSTRUMENTS

The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in “Note 19—Financial Instruments” contained in the Company’s 2005 Form 10-K.

For the three and six months ended June 30, 2006 and 2005, there was no hedge ineffectiveness. Additionally, at June 30, 2006, the Company estimates that $2,341 of net derivative losses included in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months. Unrealized gains (losses) before tax totaling ($172) and $5,907 for the three months ended June 30, 2006 and 2005, respectively, and ($734) and $4,248 for the six months ended June 30, 2006 and 2005, respectively, were recorded as other comprehensive income (loss). There has been no discontinuance of cash flow hedges that would require a reclassification of gains into earnings. Management does not anticipate any events or transactions that would result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income due to hedge discontinuance.

The Company’s derivatives are summarized below, showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition as of June 30, 2006 and December 31, 2005 as follows:

Asset/(Liabilities)	June 30, 2006	December 31, 2005
Foreign exchange derivative contracts:
Assets	$4,106	$2,196
Liabilities	(1,461)	(79)
Fenics purchase obligation	(58)	(144)

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

11. REGULATORY REQUIREMENTS

GFI Securities LLC is a registered broker-dealer with the SEC and the National Association of Securities Dealers, Inc. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

are subject to the capital requirements of the Financial Services Authority in the United Kingdom (“FSA”). GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $386. At June 30, 2006, under these requirements, minimum capital, as defined, must be maintained as follows:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$31,480	$23,321	$26,084	$747
Minimum Net Capital required	250	9,354	15,058	386
Excess Net Capital	$31,230	$13,967	$11,026	$361

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

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the “FSFL”). As part of their licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined under the FSFL, of 50,000 Japanese Yen. At June 30, 2006, GFI Securities Limited’s Japanese branch was in compliance with this licensing requirement by maintaining “brought-in” capital of 50,000 Japanese Yen (approximately $437). GFI Securities Limited is also subject to the Japan Securities Dealers Association’s (“JSDA”) financial requirement that revenue plus “brought-in” capital exceed a ratio of 120.0% of relevant expenditure. At June 30, 2006, GFI Securities Limited’s revenue plus “brought-in” capital ratio was 142.6%, which exceeded the JSDA’s financial requirement by approximately 22.6%.

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

Regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of June 30, 2006.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

12. GEOGRAPHIC INFORMATION

The Company offers its products and services in North America, Europe and the Asia-Pacific regions.

Information regarding revenue for the three and six months ended June 30, 2006 and 2005, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of June 30, 2006 and December 31, 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
North America	$88,243	$71,880	$172,859	$129,929
Europe	84,735	57,562	171,590	112,869
Asia-Pacific	14,588	10,881	28,705	19,819
Total	$187,566	$140,323	$373,154	$262,617

	June 30, 2006	December 31, 2005
Long-lived Assets, as defined:
North America	$27,222	$25,200
Europe	12,902	10,645
Asia-Pacific	1,718	1,516
Total	$41,842	$37,361

Revenues are attributed to geographic areas based on the location of the relevant legal entities.

13. Other Comprehensive Income (Loss)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$(172)	$5,907	$(734)	$4,248
Tax (Expense) Benefit	52	(1,811)	220	(1,390)
After Tax Amount	$(120)	$4,096	$(514)	$2,858
Foreign currency translation adjustment
Before Tax Amount	$166	$(161)	$279	$(334)
Tax (Expense) Benefit	(74)	73	(124)	152
After Tax Amount	$92	$(88)	$155	$(182)

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The Company reclassified the following out of other comprehensive income into other income for each period noted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross loss	$1,192	$551	$2,691	$441
Net of tax	834	386	1,884	309

14. RELATED PARTY TRANSACTION

Office Lease Termination with an Affiliate

In the fourth quarter of 2005, the Company ceased use of the premises it had leased from an affiliate and recorded a liability for the remaining rent plus other charges at that time. During the second quarter of 2006, the Company reduced the liability by £172 (or approximately $318) due to payments of rent on the sublease and other related charges. Additionally, the Company reduced its estimate for related termination charges by £50 (or $92). The remaining accrual balance is expected to be paid within the next four months. The remaining balance includes approximately $95 which will be paid to third parties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of GFI Group Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 10, 2006

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

Business Environment

Our business generally benefits when there is robust trading volume and volatility in the markets we serve. Market volatility is driven by a range of external and internal factors, some of which are market specific and some of which are correlated to macro-economic conditions. In many of the over the counter markets in which we provide inter-dealer brokerage services, objective and easily identifiable third party reporting of volume levels is not available. As a result, we look to broader market information and specific volatility events in our key markets, as indictors of likely trading volume levels. We also monitor market-specific developments in each of our markets. Trading volume in many of our inter-dealer markets is driven by the trading activity of our dealer clients that, in turn, are responsive to the trading activity and demand of their “buy-side” clients. Those “buy-side” clients include smaller banks, insurance companies and financial institutions, investment funds, trading firms and, increasingly, hedge funds.

During the second quarter 2006, the global business environment was generally positive for our business, with satisfactory trading volume levels and modest volatility in the credit markets, and more pronounced volatility in certain global foreign exchange, equity and commodity markets. We continued to benefit from our strategic diversity across product classes and our revenues grew across all geographic regions.

Credit:

Credit markets experienced modest volatility in the second quarter due to inflation, interest rate, general economic and credit quality concerns. Despite mixed economic indicators in the U.S., interest rates continued to rise as the Federal Reserve and global central banks battled inflationary concerns. The markets’ inflation concerns negatively affected emerging market and high yield bonds as the returns on these instruments became less attractive to investors. The health of the U.S. automotive industry remained in question as indicated by Ford’s credit rating being lowered by Standard & Poor’s to single B from BB late in the quarter, while Europe saw its first significant corporate bond default in over a year with France’s Global Automotive Logistics filing for bankruptcy protection in May. Volatility in the global credit markets decreased in the second quarter of 2006 from the second quarter of 2005, as evidenced by decreased volatility on the Dow Jones CDX North American Investment Grade, North American High Yield and iTraxx Europe indices. In comparison to the second quarter of 2005, which included the unexpected credit downgrades of General Motors and Ford, the second quarter of 2006 was not as volatile.

Financial:

The foreign exchange and interest rate markets were relatively volatile in the second quarter of 2006 due to uncertainty in the direction of short-term U.S. interest rates affecting the price of the U.S. dollar relative to other currencies. The Federal Reserve indicated in April that it was close to the end of its program of steady interest rate increases, only to reverse course a few weeks later. This uncertainty about the direction of U.S. interest rates added to the volatility in the markets. The U.S. dollar generally weakened in the quarter, depreciating versus the Euro, the British Pound Sterling and the Japanese Yen. The U.S. Dollar Index, which measures the dollar’s performance against a trade weighted basket of six major currencies, fell 5.1% in the quarter. Short-term interest rates rose in the U.S. and Europe as global economic activity remained strong in the quarter. The Chicago Mercantile Exchange and the Chicago Board of Trade reported record volume levels in the second quarter for interest rate futures contracts.

Equity:

Global equity markets experienced considerable volatility in the second quarter as stock markets generally declined due to inflation and interest rate concerns and their affect on future economic growth and corporate profits. Both the U.S. Federal Reserve and the European Central Bank raised short-term interest rates in the quarter. The Dow Jones World Stock Index, excluding the U.S., fell nearly 0.9% in the quarter, below the Dow Jones Industrial Average, which increased 0.4%. The Dow Jones Stoxx 600 Index of the largest publicly traded European companies declined 4.1% in the second quarter after six straight quarters of increases.  Emerging equity markets in Latin America and Asia lost much of their gains from the first quarter 2006. The Chicago Board of Options Exchange Standard and Poor’s 500 Volatility Index

indicated a higher volatility level for the second quarter of 2006 compared to the second quarter of 2005, as well as compared to the previous quarter. The NYSE Group Inc., Nasdaq Stock Market Inc. and the International Securities Exchange all reported volume increases in the second quarter.

Commodity:

The majority of our brokerage desks in the commodity product category focus on energy related products. The energy sector of the commodity markets remained volatile in the second quarter of 2006. Natural gas prices continued their downward trend for the year, decreasing 15.3% in the second quarter, and 45.6% year-to-date on the New York Mercantile Exchange (“NYMEX”) following a mild winter in the Northeast that led to higher inventories. Crude oil prices, on the other hand, rose over 11.0% on NYMEX due to political issues in the Middle East, Asia and Latin America, and continued strong domestic and foreign demand. Other energy markets, such as coal and electricity, were also affected by concerns regarding supply and demand of energy resources. InterContinentalExchange, an electronic energy marketplace, reported record volume levels in the second quarter of 2006, while NYMEX has reported futures and options daily volumes through June 2006 that are significantly ahead of annual numbers for previous years.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Brokerage revenues:
Agency commissions	$130,134	$100,718	$267,044	$188,689
Principal transactions	41,792	27,635	82,852	55,747
Total brokerage revenues	171,926	128,353	349,896	244,436
Analytics and market data	4,271	4,711	9,465	10,113
Long-term contract revenue	5,881	—	5,881	—
Interest income	2,395	883	4,628	1,943
Other income	3,093	6,376	3,284	6,125
Total revenues	187,566	140,323	373,154	262,617
EXPENSES:
Compensation and employee benefits	113,701	80,896	230,546	156,373
Communications and quotes	9,303	6,341	16,956	12,140
Travel and promotion	8,549	6,041	16,080	11,802
Rent and occupancy	4,841	3,913	10,454	7,341
Depreciation and amortization	4,048	3,599	7,884	7,691
Professional fees	5,320	2,927	9,364	5,396
Clearing fees	6,798	2,974	12,275	6,345
Interest	1,772	597	3,524	1,841
Other expenses	3,843	5,809	7,399	9,818
Cost of long-term contract	5,180	—	5,180	—
Lease termination costs to affiliate	(92)	(2,266)	(92)	(2,266)
Total Expenses	163,263	110,831	319,570	216,481
INCOME BEFORE PROVISION FOR INCOME TAXES	24,303	29,492	53,584	46,136
PROVISION FOR INCOME TAXES	10,207	12,810	22,505	20,300
NET INCOME	$14,096	$16,682	$31,079	$25,836

The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Brokerage revenues:
Agency commissions	69.4%	71.8%	71.6%	71.9%
Principal transactions	22.3	19.7	22.2	21.3
Total brokerage revenues	91.7	91.5	93.8	93.2
Analytics and market data	2.3	3.4	2.5	3.9
Long-term contract revenue	3.1	—	1.6	—
Interest income	1.3	0.6	1.2	0.6
Other income	1.6	4.5	0.9	2.3
Total revenues	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	60.6%	57.6%	61.8%	59.5%
Communications and quotes	5.0	4.6	4.5	4.7
Travel and promotion	4.6	4.3	4.3	4.5
Rent and occupancy	2.6	2.8	2.8	2.8
Depreciation and amortization	2.2	2.6	2.1	2.9
Professional fees	2.8	2.1	2.5	2.1
Clearing fees	3.6	2.1	3.3	2.4
Interest	0.9	0.4	0.9	0.7
Other expenses	2.0	4.1	2.0	3.7
Cost of long-term contract	2.8	—	1.4	—
Lease termination to affiliate	—	(1.6)	—	(0.9)
Total Expenses	87.1%	79.0%	85.6%	82.4%
INCOME BEFORE PROVISION FOR INCOME TAXES	12.9	21.0	14.4	17.6
PROVISION FOR INCOME TAXES	5.4	9.1	6.0	7.7
NET INCOME	7.5%	11.9%	8.4%	9.9%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net income for the three months ended June 30, 2006 was $14.1 million as compared to net income of $16.7 million for the three months ended June 30, 2005, a decrease of $2.6 million or approximately 15.6%. Total revenues increased by $47.3 million, or 33.7%, to $187.6 million for the three months ended June 30, 2006 from $140.3 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across our financial, equity and commodity product categories. Our total brokerage personnel headcount increased by 199 to a total of 828 at June 30, 2006 from 629 at June 30, 2005. Total expenses increased by $52.5 million, or 47.4%, to $163.3 million for the three months ended June 30, 2006 from $110.8 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2005 and the resulting increase in performance related brokerage bonuses.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Three Months Ended June 30,
	2006	2005
BROKERAGE REVENUES:
Credit	$59,838	$60,749
Financial	38,942	29,835
Equity	46,109	21,869
Commodity	27,037	15,900
Total brokerage revenues	$171,926	$128,353
BROKERAGE REVENUES:
Credit	34.8%	47.3%
Financial	22.7	23.3
Equity	26.8	17.0
Commodity	15.7	12.4
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $43.5 million, or 33.9%, to $171.9 million for the three months ended June 30, 2006, as compared to $128.4 million for the three months ended June 30, 2005. Agency commissions increased by $29.4 million, or 29.2%, to $130.1 million for the three months ended June 30, 2006 as compared to $100.7 million for the three months ended June 30, 2005. Principal transactions increased by $14.1 million, or 50.9%, to $41.8 million for the three months ended June 30, 2006 from $27.7 million for the three months ended June 30, 2005. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) decreased slightly for the three months ended June 30, 2006 as compared to the same period from the prior year.

Credit product brokerage revenues decreased slightly for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily the result of lower volumes in certain sectors of the U.S. corporate bond markets. Although our total credit product brokerage revenue decreased slightly in the second quarter of 2006, revenues from certain of our credit derivatives brokerage desks in our credit product category were higher in the second quarter of 2006 compared to the second quarter of 2005. Volatility in the second quarter of 2005 was higher compared to the second quarter of 2006 due to credit downgrades in U.S. corporate bond sectors, such as the automotive industry, which led to increased trading activity in the second quarter of 2005. We continued to invest in the development of credit products by increasing our credit product brokerage personnel, which increased by 38 to a total of 223 employees at June 30, 2006 from 185 employees at June 30, 2005.

The increase in financial product brokerage revenues of $9.1 million was primarily attributable to brokerage desks covering emerging markets, interest rate derivatives and exotic foreign exchange options all of which benefited from global interest rate movements caused by economic growth, high energy costs and inflationary fears. During the second quarter of 2006, we continued to invest in our foreign exchange and interest rate derivatives businesses, particularly in Asia. The increase in our financial product brokerage revenues was generated primarily from our existing financial product desks, which contributed $5.3 million of the increase in financial product brokerage revenues. The remaining $3.8 million increase in financial product brokerage revenues was attributable to the addition of eleven new or restructured financial product desks since June 30, 2005. This investment in and development of financial products was highlighted by a financial product brokerage personnel increase of 70 to a total of 257 employees at June 30, 2006 from 187 employees at June 30, 2005, including the addition of 54 brokerage personnel in Asia.

The increase in equity product brokerage revenues of $24.2 million in the second quarter of 2006 was primarily due to our new Paris office contributing $13.0 million in brokerage revenues, revenues from our investment in other equity products in 2005 and increased business from our hedge fund customers. Global equity markets experienced considerable volatility in the quarter due to economic and inflation concerns and higher interest rates. New or restructured equity product desks, including desks in our Paris office, contributed $18.1 million of the total increase in equity product brokerage revenues. The remaining $6.1 million increase in equity product brokerage revenues was attributable to existing equity product desks. Our investment in and development of equity products was highlighted by an equity product brokerage personnel increase of 40 to a total of 171 employees at June 30, 2006 from 131 employees at June 30, 2005.

The increase in commodity product brokerage revenues of $11.1 million was primarily attributable to our Starsupply brokerage business that generated approximately $6.8 million in brokerage revenues in the second quarter of 2006, significant volatility in oil and gas markets and investment in new desks. In addition, in the second quarter of 2006, our European brokerage business in electricity, coal, emissions, dry freight and gold markets continued to perform well. Our new or restructured commodity product desks, including the desks acquired from Starsupply, contributed $8.7 million of the increase in commodity product brokerage revenues. Our existing commodity desks contributed $2.4 million of the total increase in commodity product brokerage revenue. Our investment in and development of commodity products was highlighted by a commodity product brokerage personnel increase of 51 to a total of 177 employees at June 30, 2006 from 126 employees at June 30, 2005.

Analytics and Market Data

Revenues from our analytics and market data products decreased by $0.4 million, or 8.5%, to $4.3 million for the three months ended June 30, 2006 as compared to $4.7 million for the three months ended June 30, 2005. The decrease was primarily due to a decrease in annual update fees for upgrades of software products in the three months ended June 30, 2006 as compared to the comparable period in 2005, as we continue to reduce the use of annual update fees in favor of monthly subscription fees.

Long-Term Contract Revenue

Long-term contract revenue consists of revenues recognized under a contract pursuant to which we developed an online currency trading system and customized it for a customer. During the second quarter of 2006, the contract was substantially completed and consequently, we recorded $5.9 million in long-term contract revenues. See Cost of Long-Term Contract below for further discussion relating to the costs. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Interest Income

Interest income increased by $1.5 million, or 166.7%, to $2.4 million for the three months ended June 30, 2006 as compared to $0.9 million for the three months ended June 30, 2005. The increase is mainly attributable to the higher level of average cash balances in the U.S. and the increase in interest income on clearing accounts related primarily to our equity and corporate bond brokerage operations.

Other Income

Other income decreased $3.3 million, or 51.6%, to $3.1 million for the three months ended June 30, 2006 from $6.4 million for the three months ended June 30, 2005. The decrease was primarily attributable to a net gain of $7.6 million relating to our foreign exchange derivative contracts recorded during the second quarter of 2005, which was offset by the transactional net gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts. During the first quarter of 2005, we discontinued hedge accounting for a foreign exchange derivative contract, which resulted in a termination of the contract and the execution of a new contract. The new contract did not qualify for hedge accounting and all unrealized gains and losses on the contract were recorded directly to earnings. The new contract was settled on June 30, 2005. Consequently, we recorded $8.4 million of gains from a new foreign exchange derivative contract, net of $0.8 million reclassified from accumulated other comprehensive loss into earnings on the original contract. Other income for the three months ended June 30, 2006 mainly consisted of transactional net gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $32.8 million, or 40.5%, to $113.7 million for the three months ended June 30, 2006 from $80.9 million for the three months ended June 30, 2005. The increase was primarily due to an increase in the number of brokerage personnel from 629 at June 30, 2005 to 828 at June 30, 2006 and an increase in brokerage personnel performance bonuses of $17.2 million resulting in large part from our overall higher brokerage commission revenues.

Total compensation and employee benefits as a percentage of total revenues increased to 60.6% at June 30, 2006 from 57.6% from June 30, 2005. Bonus expense represented 51.3% and 50.6% of total compensation and employee benefits expense for the three months ended June 30, 2006 and 2005, respectively. A significant portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 6.3% and 3.2% of total compensation and employee benefits for the three months ended June 30, 2006 and 2005, respectively.

Communications and Quotes

Communications and quotes increased by $3.0 million, or 47.6%, to $9.3 million for the three months ended June 30, 2006 from $6.3 million from the three months ended June 30, 2005. The increase was primarily due to a change in our product mix with equity and commodity comprising a larger percentage of total brokerage revenues in the second quarter of 2006 compared to the second quarter of 2005. These product categories generally have higher communications and quotes expenses as a percentage of total brokerage revenues than that of the credit product category. Expense levels as a percentage of revenue may vary between product categories due to brokerage commission and volume levels and the need for third party data, technology and analytical support.

Travel and Promotion

Travel and promotion increased by $2.6 million, or 43.3%, to $8.6 million for the three months ended June 30, 2006 from $6.0 million for the three months ended June 30, 2005. This expense, as a percentage of our total brokerage revenues for the three months ended June 30, 2006 increased to 4.9% from 4.7% for the same period from the prior year. The increase was primarily due to a change in our revenue product mix with equity and commodity comprising a larger portion of total brokerage revenues in the second quarter of 2006 compared to the second quarter of 2005. These product categories typically have higher travel and entertainment expenses as a percentage of total brokerage revenue than that of the credit product category.

Rent and Occupancy

Rent and occupancy increased by $1.0 million, or 25.6%, to $4.9 million for the three months ended June 30, 2006 from $3.9 million for the three months ended June 30, 2005. The increase was primarily due to the increase in repairs and maintenance, insurance and utilities resulting from the lease of additional office space in the U.S., London and Paris.

Depreciation and Amortization

Depreciation and amortization increased by $0.4 million, or 11.1%, to $4.0 million for the three months ended June 30, 2006 from $3.6 million for the three months ended June 30, 2005. The increase was primarily due to the increase in property and equipment costs, including software development costs.

Professional Fees

Professional fees increased by $2.3 million, or 76.7% to $5.3 million for the three months ended June 30, 2006 from $3.0 million for the three months ended June 30, 2005. The increase was primarily due to an increase in professional fees related to our continuing preparation to satisfy the requirements of the Sarbanes-Oxley Act of 2002 that are or will be applicable to us.  The increase was also attributable to an increase in audit, tax and other consulting fees, of which $0.6 million was incurred during the second quarter of 2006 relating to our secondary offering.

Clearing Fees

Clearing fees increased by $3.8 million, or 126.7%, to $6.8 million for the three months ended June 30, 2006 from $3.0 million for the three months ended June 30, 2005. This increase was due to a higher volume in the number of principal transactions executed during the three months ended June 30, 2006, as compared to the same period in the prior year which was partially due to the rapid growth of our equities business in Paris. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

Interest expense increased by $1.2 million, or 200.0%, to $1.8 million for the three months ended June 30, 2006 from $0.6 million for the three months ended June 30, 2005. The increase was primarily due to higher interest charges on clearing accounts related primarily to our equity and corporate bond brokerage operations, which was offset by the lower interest expense under our credit facility.

Other Expenses

Other expenses decreased by $2.0 million, or 34.5%, to $3.8 million for the three months ended June 30, 2006 from $5.8 million for the three months ended June 30, 2005. The decrease was primarily due to a charge of $3.2 million made during the second quarter of 2005 in connection with newly-hired brokerage personnel in Singapore to buy-out their employment contracts with their former employers. There was no comparable charge in the three months ended June 30, 2006. This decrease was partially offset by an increase in irrecoverable Value Added Tax related to increased purchases in communications and quotes in the U.K. and other general office and miscellaneous expenses, such as office supplies and computer equipment expenses.

Cost of Long-Term Contract

Cost of long-term contract represents the development and customization costs we incurred under a contract whereby we developed an online currency trading system and customized it for a customer. During the second quarter of 2006, the contract was substantially completed and consequently, we recorded $5.2 million in long-term contract costs. See Long-Term Contract Revenue above for further discussion relating to the revenues. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Lease Termination Costs to Affiliate

Lease termination costs decreased by $2.2 million, or 95.7%, to a gain of $0.1 million for the three months ended June 30, 2006 from $2.3 million of gain for the three months ended June 30, 2005. Lease termination costs to affiliate represent the estimated lease termination costs in connection with a former lease in the U.K. with an affiliate. In April 2005, we and the affiliate executed an amendment to the lease termination agreement entered into in December 2004. The amendment accelerated termination of the lease to April 2005 and required us to pay a termination charge. As a result of the amendment, in the second quarter of 2005, we reduced our lease termination liability by approximately £1.2 million (or $2.3 million).  Further, we signed a new eighteen-month sublease agreement with the affiliate with rent of £0.5 million (or $0.9 million) per annum plus other related charges. However, in November 2005, we vacated the premise and accrued £0.5 million (or $0.9 million) for the remaining rent plus other related charges during the fourth quarter of 2005. During the second quarter of 2006, we reduced our estimate for related termination changes by £0.1 million (or $0.1 million). See Note 14 to the Condensed Consolidated Financial Statements for further discussion.

Provision for Income Taxes

Our provision for income taxes totaled $10.2 million for the three months ended June 30, 2006 and $12.8 million for the three months ended June 30, 2005. Our effective tax rate was approximately 42.0% for the three months ended June 30, 2006 as compared to 43.4% for the comparable period in 2005. The reduction in the effective tax rate was primarily due to income received on tax-exempt investments, decrease in state and local income taxes, and decrease in taxes related to foreign operations, which was partially offset by an increase in non-deductible expenses.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net income for the six months ended June 30, 2006 was $31.1 million as compared to net income of $25.8 million for the six months ended June 30, 2005, an increase of $5.3 million or approximately 20.5%. Total revenues increased by $110.6 million, or 42.1%, to $373.2 million for the six months ended June 30, 2006 from $262.6 million compared to the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues resulting from the continued growth in our brokerage personnel headcount in each of our product categories either through organic growth in existing businesses, the acquisition of companies or desks, or the opening of desks in developing product areas. Our total brokerage personnel headcount increased by 199 to 828 at June 30, 2006 from 629 at June 30, 2005. Total expenses increased by $103.1 million, or 47.6% to $319.6 million for the six months ended June 30, 2006 from $216.5 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2005 and the resulting increase in performance related brokerage bonuses.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Six Months Ended June 30,
	2006	2005
BROKERAGE REVENUES:
Credit	$131,111	$112,402
Financial	78,430	56,120
Equity	87,568	42,871
Commodity	52,787	33,043
Total brokerage revenues	$349,896	$244,436
BROKERAGE REVENUES:
Credit	37.5%	46.0%
Financial	22.4	23.0
Equity	25.0	17.5
Commodity	15.1	13.5
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $105.5 million, or 43.2%, to $349.9 million for the six months ended June 30, 2006, as compared to $244.4 million for the six months ended June 30, 2005. Agency commissions increased by $78.4 million, or 41.4%, to $267.0 million for the six months ended June 30, 2006 as compared to $188.7 million for the six months ended June 30, 2005. Principal transactions increased by $27.2 million, or 48.8%, to $82.9 million for the six months ended June 30, 2006 from $55.7 million for the six months ended June 30, 2005. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 5.6% for the six months ended June 30, 2006 as compared to the same period from the prior year.

The increase in credit product brokerage revenues of $18.7 million was due to a number of factors including continued overall growth in the credit derivatives market, the development of new credit products, the sectorization of credit products and the rollout of CreditMatch, a credit derivatives trading platform, in Europe. Our existing credit product desks contributed $14.3 of the total increase in credit product brokerage revenues. The remaining $4.4 million increase was generated by the addition of eleven new or restructured credit product desks since June 30, 2005. Our investment in and development of credit products was highlighted by a credit product brokerage personnel increase of 38 to a total of 223 employees at June 30, 2006 from 185 employees at June 30, 2005.

The increase in financial product brokerage revenues of $22.3 million was primarily attributable to brokerage desks covering emerging markets, interest rate derivatives and exotic foreign exchange options that benefited from global interest rate movement caused by economic growth, high energy costs and inflationary fears. We also invested heavily in our foreign exchange and interest rate derivatives businesses, particularly in Asia. The increase in our financial product brokerage revenues was generated primarily from our existing financial product desks, which contributed $15.4 million of the increase in financial product brokerage revenues. The remaining $6.9 million increase in financial product brokerage revenues was attributable to the addition of eleven new or restructured financial product desks since June 30, 2005.

Our investment in and development of financial products was highlighted by a financial product brokerage personnel increase of 70 to a total of 257 employees at June 30, 2006 from 187 employees at June 30, 2005.

The increase in equity product brokerage revenues of $44.7 million was primarily due to our new Paris office that contributed $23.4 million in brokerage revenues during the first six months of 2006, a substantial investment in other equity products in 2005 and increased business from our hedge fund customers. Global equity markets experienced considerable volatility in the first six months due to global economic growth, rising interest rates and inflation concerns. New or restructured equity product desks, including desks in our Paris office, contributed $32.4 million of the total increase in equity product brokerage revenues. The remaining $12.3 million increase in equity product brokerage revenues was attributable to existing equity product desks. Our investment in and development of equity products was highlighted by an equity product brokerage personnel increase of 40 to total of 171 employees at June 30, 2006 from 131 employees at June 30, 2005.

The increase in commodity product brokerage revenues of $19.7 million was primarily attributable to our Starsupply brokerage business that generated approximately $13.4 million in brokerage revenues in the first six months of 2006, continued volatility in certain commodity markets and investment in new desks. Our new or restructured commodity product desks, including the desks acquired from Starsupply, contributed $16.2 million of the increase in commodity product brokerage revenues. Our existing commodity desks contributed $3.5 million of the total increase in commodity product brokerage revenue. Our investment in and development of commodity products was highlighted by a commodity product brokerage personnel increase of 51 to a total of 177 employees at June 30, 2006 from 126 employees at June 30, 2005.

Analytics and Market Data

Revenues from our analytics and market data products decreased by $0.6 million, or 5.9%, to $9.5 million for the six months ended June 30, 2006 as compared to $10.1 million for the six months ended June 30, 2005. The decrease was primarily due to a decrease in annual update fees for upgrades of software products in the six months ended June 30, 2006 compared to the comparable period in 2005 as we continue to reduce the use of annual update fees in favor of monthly subscription fees.

Long-Term Contract Revenue

Long-term contract revenue consists of revenues recognized under a contract pursuant to which we developed an online currency trading system and customized it for a customer. During the second quarter of 2006, the project was substantially completed and consequently, we recorded $5.9 million in long-term contract revenues. See Cost of Long-Term Contract below for further discussion relating to the costs. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Interest Income

Interest income increased by $2.7 million, or 142.1%, to $4.6 million for the six months ended June 30, 2006 as compared to $1.9 million for the six months ended June 30, 2005. The increase is mainly attributable to the higher level of average cash balances in the U.S. and the increase in interest income on clearing accounts related primarily to our equity and corporate bond brokerage operations.

Other Income

Other income decreased $2.8 million, or 45.9%, to $3.3 million for the six months ended June 30, 2006 from an increase of $6.1 million for the six months ended June 30, 2005. The decrease was primarily attributable to a net gain of $7.6 million relating to our foreign exchange derivative contracts recorded during the second quarter of 2005, which offset by the transactional net gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.  During the first quarter of 2005, we discontinued hedge accounting for a foreign exchange derivative contract, which resulted in a termination of the contract and the execution of a new contract. The new contract did not qualify for hedge accounting and all unrealized gains and losses on the contract were recorded directly to earnings. The new contract was settled on June 30, 2005. Consequently, we recorded $8.4 million of gains from a new foreign exchange derivative contract, net of $0.8 million reclassified from accumulated other comprehensive loss into earnings on the original contract. Other income for the six months ended June 30, 2006 mainly consisted of transactional net gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $74.1 million, or 47.4%, to $230.5 million for the six months ended June 30, 2006 from $156.4 million for the six months ended June 30, 2005. The increase was primarily due to an increase in the number of brokerage personnel from 629 at June 30, 2005 to 828 at June 30, 2006 and an increase in brokerage personnel performance bonuses of $45.5 million resulting in large part from our overall higher brokerage commission revenues.

Total compensation and employee benefits as a percentage of total revenues increased to 61.8% at June 30, 2006 from 59.5% from June 30, 2005. Bonus expense represented 54.2% and 49.4% of total compensation and employee benefits expense for the six months ended June 30, 2006 and 2005, respectively. A significant portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 5.6% and 3.1% of total compensation and employee benefits for the six months ended June 30, 2006 and 2005, respectively.

Communications and Quotes

Communications and quotes increased by $4.9 million, or 40.5%, to $17.0 million for the six months ended June 30, 2006 from $12.1 million from the six months ended June 30, 2005. The increase was primarily due to a change in our product mix with equity and commodity comprising a larger percentage of total brokerage revenues in the second quarter of 2006 compared to the second quarter of 2005. These product categories generally have higher communications and quotes expenses as a percentage of total brokerage revenues than that of the credit product category. Expense levels as a percentage of total brokerage revenue may vary between product categories due to brokerage commission and volume levels and the need for third party data, technology and analytical support.

Travel and Promotion

Travel and promotion increased by $4.3 million, or 36.4%, to $16.1 million for the six months ended June 30, 2006 from $11.8 million for the six months ended June 30, 2005. This expense, as a percentage of our total brokerage revenues for the six months ended June 30, 2006 decreased to 4.6% from 4.8% for the same period from the prior year. The increase was primarily due to a change in our revenue product mix with equity and commodity comprising a larger percentage of total brokerage revenues in the second quarter of 2006. These product categories typically have higher travel and entertainment expenses as a percentage of total brokerage revenue than that of the credit product category.

Rent and Occupancy

Rent and occupancy increased by $3.0 million, or 40.5%, to $10.4 million for the six months ended June 30, 2006 from $7.4 million for the six months ended June 30, 2005. The increase was primarily due to the increase in rent expenses resulting from the lease of additional office space in the U.S., London and Paris and the related increase in repairs and maintenance.

Depreciation and Amortization

Depreciation and amortization increased slightly by $0.2 million, or 2.6%, to $7.9 million for the six months ended June 30, 2006 from $7.7 million for the six months ended June 30, 2005. The increase was primarily due to the increase in property and equipment costs, including software development costs.

Professional Fees

Professional fees increased by $4.0 million, or 74.1%, to $9.4 million for the six months ended June 30, 2006 from $5.4 million for the six months ended June 30, 2005. The increase was primarily due to an increase in professional fees related to our continuing preparation to satisfy the requirements of the Sarbanes-Oxley Act of 2002 that are or will be applicable to us.  The increase was also attributable to an increase in audit, tax and consulting fees, of which $0.6 million was incurred during the second quarter of 2006 relating to our secondary offering.

Clearing Fees

Clearing fees increased by $6.0 million, or 95.2%, to $12.3 million for the six months ended June 30, 2006 from $6.3 million for the six months ended June 30, 2005. This increase was due to a higher volume in the number of principal transactions executed during the six months ended June 30, 2006 as compared to the same period in the prior year which was partially due to the rapid growth of our equities business in Paris. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

Interest expense increased by $1.7 million, or 94.4%, to $3.5 million for the six months ended June 30, 2006 from $1.8 million for the six months ended June 30, 2005. The increase was primarily due to higher interest charges on clearing accounts related to our equity and corporate bond brokerage operations, which were offset by the lower interest expense under our credit facility.

Other Expenses

Other expenses decreased by $2.4 million, or 24.5%, to $7.4 million for the six months ended June 30, 2006 from $9.8 million for the six months ended June 30, 2005. The decrease was primarily due to a charge of $3.2 million made during the second quarter of 2005 in connection with newly-hired brokerage personnel in Singapore to buy-out their employment contracts with their former employers, as well as a charge of $2.0 million for an increase in the fair value of the Fenics purchase obligation due to our initial public offering. There were no comparable charges in the six months ended June 30, 2006. This decrease was partially offset by increases in irrecoverable Value Added Tax related to increased purchases in communications and quotes in the U.K., litigation reserves and other general office and miscellaneous expenses, such as office supplies and computer equipment expenses.

Cost of Long-Term Contract

Cost of long-term contract represents the development and customization costs we incurred under a contract pursuant to which we developed an online currency trading system and customized it for a customer. During the second quarter of 2006, the contract was substantially completed and consequently, we recorded $5.2 million in long-term contract costs. See Long-Term Contract Revenue above for further discussion relating to the revenues. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Lease Termination Costs to Affiliate

Lease termination costs decreased by $2.2 million, or 95.7%, to a gain of $0.1 million for the six months ended June 30, 2006 from $2.3 million of gain for the six months ended June 30, 2005. In April 2005, we and the affiliate executed an amendment to the lease termination agreement we entered into in December 2004. The amendment accelerated termination of the lease to April 2005 and required us to pay a termination charge. As a result of the amendment, in the second quarter of 2005, we reduced our lease termination liability by approximately £1.2 million (or $2.3 million).  Further, we signed a new eighteen-month sublease agreement with the affiliate with rent of £0.5 million (or $0.9 million) per annum plus other related charges. However, in November 2005, we vacated the premise and accrued £0.5 million (or $0.9 million) for the remaining rent plus other related charges during the fourth quarter of 2005. During the second quarter of 2006, we reduced our estimate for related termination changes by £0.1 million (or $0.1 million). See Note 14 to the Condensed Consolidated Financial Statements for further discussion.

Provision for Income Taxes

Our provision for income taxes totaled $22.5 million for the six months ended June 30, 2006 and $20.3 million for the six months ended June 30, 2005. Our effective tax rate was approximately 42.0% for the six months ended June 30, 2006 as compared to 44.0% for the comparable period in 2005. The reduction in the effective tax rate was primarily due to income received on tax-exempt investments and a decrease in taxes related to foreign operations.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2005 to June 30, 2006. Results of any period are not necessarily indicative of results for a full year.

	Quarter Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$130,134	$136,910	$104,335	$98,559	$100,718	$87,971
Principal transactions	41,792	41,060	31,250	27,420	27,635	28,112
Total brokerage revenues	171,926	177,970	135,585	125,979	128,353	116,083
Analytics and market data	4,271	5,194	3,388	3,894	4,711	5,402
Long-term contract revenue	5,881	—	—	—	—	—
Interest income	2,395	2,233	1,458	1,236	883	1,060
Other income (loss)	3,093	191	(145)	(420)	6,376	(251)
Total revenues	187,566	185,588	140,286	130,689	140,323	122,294
Expenses
Compensation and employee benefits	113,701	116,845	89,511	81,461	80,896	75,477
Communications and quotes	9,303	7,653	7,064	6,656	6,341	5,799
Travel and promotion	8,549	7,531	7,017	5,833	6,041	5,761
Rent and occupancy	4,841	5,613	3,447	4,662	3,913	3,428
Depreciation and amortization	4,048	3,836	4,159	3,434	3,599	4,092
Professional fees	5,320	4,044	2,507	2,797	2,927	2,469
Clearing fees	6,798	5,477	3,858	3,480	2,974	3,371
Interest	1,772	1,752	1,016	778	597	1,244
Other expenses	3,843	3,556	1,855	2,217	5,809	4,009
Cost of long-term contract	5,180	—	—	—	—	—
Lease termination costs to affiliate	(92)	—	1,070	—	(2,266)	—
Total expenses	163,263	156,307	121,504	111,318	110,831	105,650
Income before provision for taxes	24,303	29,281	18,782	19,371	29,492	16,644
Provision for income taxes	10,207	12,298	7,363	8,523	12,810	7,490
Net income	$14,096	$16,983	$11,419	$10,848	$16,682	9,154

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Revenues
Brokerage revenues:
Agency commissions	69.4%	73.8%	74.4%	75.4%	71.8%	72.0%
Principal transactions	22.3	22.1	22.3	21.0	19.7	23.0
Total brokerage revenues	91.7	95.9	96.7	96.4	91.5	95.0
Analytics and market data	2.3	2.8	2.4	3.0	3.4	4.4
Long-term contract revenue	3.1	—	—	—	—	—
Interest income	1.3	1.2	1.0	0.9	0.6	0.8
Other income (loss)	1.6	0.1	(0.1)	(0.3)	4.5	(0.2)
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	60.6%	63.0%	63.8%	62.3%	57.6%	61.7
Communications and quotes	5.0	4.1	5.0	5.1	4.6	4.8
Travel and promotion	4.6	4.1	5.0	4.5	4.3	4.7
Rent and occupancy	2.6	3.0	2.5	3.6	2.8	2.8
Depreciation and amortization	2.2	2.1	3.0	2.6	2.6	3.3
Professional fees	2.8	2.2	1.8	2.1	2.1	2.0
Clearing fees	3.6	3.0	2.8	2.7	2.1	2.8
Interest	0.9	0.9	0.7	0.6	0.4	1.0
Other expenses	2.0	1.9	1.3	1.7	4.1	3.3
Cost of long-term contract	2.8	—	—	—	—	—
Lease termination costs to affiliate	—	—	0.8	—	(1.6)	—
Total expenses	87.1%	84.3%	86.7%	85.2%	79.0%	86.4%
Income before provision for taxes	12.9	15.7	13.3	14.8	21.0	13.6
Provision for income taxes	5.4	6.6	5.2	6.5	9.1	6.1
Net income	7.5%	9.1%	8.1%	8.3%	11.9%	7.5%

The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(dollars in thousands)
Brokerage Revenues:
Credit	$59,838	$71,273	$55,443	$51,472	$60,749	$51,653
Financial	38,942	39,488	29,213	30,804	29,835	26,285
Equity	46,109	41,459	29,931	25,993	21,869	21,002
Commodity	27,037	25,750	20,998	17,710	15,900	17,143
Total brokerage revenues	$171,926	$177,970	$135,585	$125,979	$128,353	$116,083
Brokerage Revenues:
Credit	34.8%	40.0%	40.9%	40.8%	47.3%	44.5%
Financial	22.7	22.2	21.5	24.5	23.2	22.6
Equity	26.8	23.3	22.1	20.6	17.0	18.1
Commodity	15.7	14.5	15.5	14.1	12.4	14.8
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Net cash used by operations improved to $0.8 million for the six months ended June 30, 2006, compared with $5.8 million for the six months ended June 30, 2005. The improvement is primarily related to our increased net income that is positively adjusted by certain non-cash items such as deferred compensation expense and net losses on foreign exchange derivative contracts, offset by an increase in cash used for working capital. The significant working capital changes are related to the net receivables from the broker dealers and clearing organizations and other liabilities, offset by an increase in accrued compensation.

Net cash used in investing activities for the six months ended June 30, 2006 was $13.4 million compared to $5.2 million used in the six months ended June 30, 2005. The increase in cash used for investing activities was primarily due to significantly higher capital expenditures during the first half of 2006 than the comparable period of 2005. The increase in capital expenditure was primarily due to our continued investment in the development of software for internal use and an increase in the purchase of computer equipment.

Net cash provided by financing activities for the six months ended June 30, 2006 was $1.5 million compared to $15.6 million generated for the six months ended June 30, 2005. Cash provided by financing activities for the six months ended June 30, 2005 consisted of net proceeds received from our initial public offering, offset by the repayments of the notes payable to Jersey Partners Inc. in January 2005 and the outstanding principal balance under our 2004 Credit Agreement in February 2005. In the first six months of 2006, cash provided by financing activities consisted of net cash paid on borrowings under our 2006 Credit Agreement, offset by the cash proceeds received and tax benefits realized from the exercise of stock options and cash proceeds from a bank overdraft. The bank overdraft was due to the timing of a transfer between certain of our bank accounts, which was not completed until immediately after June 30, 2006.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group Pte Ltd. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulated capital requirements of the FSA. GFI (HK) Securities LLC is subject to the regulated capital requirements of the Securities and Futures Commission in Hong Kong. GFI Group PTE Ltd. is subject to the regulatory compliance requirements with the Monetary Authority of Singapore. At June 30, 2006, GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group PTE Ltd. were in compliance with their respective regulatory capital requirements. See Note 11 to the condensed consolidated financial statements for further discussion. In addition to these regulatory capital requirements, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business. As of June 30, 2006, the balance receivable from clearing organizations was $67.3 million, an increase of $19.4 million compared to the balance as of June 30, 2005. The main reason for this increase was due to the growth of our principal transactions business, primarily in the equity product category.

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

Contractual Obligations and Commitments

Our contractual obligations and off-balance sheet entities are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2005 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those obligations or arrangements during the six months ended June 30, 2006.

We have various unconditional purchase obligations. Certain of these obligations are for the purchase of quotes from a number of information service providers during the normal course of business. As of June 30, 2006, we had total purchase commitments for quotes of approximately $14.7 million, with $11.7 million due within the next twelve months and $3.0 million due between one to two years.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at June 30, 2006.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our condensed consolidated financial statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2005 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2005 Form 10-K. The accounting principles utilized by us in preparing our condensed consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board issued Interpretation (“FASB”) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Only tax positions that meet the “more-likely-than-not” threshold at that date may be recognized. The cumulative effect of initially applying FIN 48 will be recognized as a change in accounting principle as of the end of the period in which FIN 48 is adopted. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2005 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the six months ended June 30, 2006.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the six months ended June 30, 2006.

At June 30, 2006, we had outstanding foreign exchange derivative contracts to purchase and sell foreign currency that qualified as foreign currency cash flow hedges under SFAS 133 with notional amounts translated into U.S. Dollars of $74.4 million. We would have paid $1.2 million at June 30, 2006 to settle these contracts, which represents the fair value. At June 30, 2006, the net fair value of these contracts was minimal. At June 30, 2006, if the Euro strengthened by 10% against the U.S. Dollar and the U.S. Dollar strengthened by 10% against the British Pound, it would decrease the fair value of these contracts and, as a result, accumulated other comprehensive income would decrease by approximately $2.9 million, net of tax.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the U.S. Dollar strengthened by 10% against the Euro and the British Pound, the net impact to our net income would have been a reduction of approximately $2.1 million.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

In the normal course of business, we are and have been party to, or otherwise involved in, litigations, claims and arbitrations that involve claims for substantial amounts. These proceedings have generally involved either competitor claims in connection with new employee hires, or claims from former employees in connection with the termination of their employment from us. We believe proceedings of these types are common in the inter-dealer brokerage industry due to its highly competitive nature. There is also potential for client claims alleging the occurrence of errors in the execution of brokerage transactions. We are also currently and will, in the future, be involved, in examinations, investigations or proceedings by government agencies and self-regulatory organizations. These examinations or investigations could result in substantial fines or administrative proceedings that could result in censure, the issuance of cease and desist orders, the suspension or expulsion of a broker dealer and its affiliated persons, officers or employees or other similar consequences. In August 2006, the NASD fined one of our subsidiaries an aggregate of $45,000 for issues relating to the registration of one individual on one of our brokerage desks and the failure to provide information as required by TRACE requirements and censured one of our officers in relation to the registration issue.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our 2004 Equity Incentive Plan, we allow employees to elect to have us withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of common stock by us on the date of withholding. During the quarter ended June 30, 2006, we withheld shares of common stock to satisfy tax withholding obligations as follows:

Date	No. of Shares	Average Market Price
April	—	—
May	16,997	$55.34
June	4,596	54.07

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2006 Annual Meeting of Stockholders, which was held on May 31, 2006 (the “Annual Meeting”), the stockholders of the Company elected two directors to serve until the 2009 Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

The following table sets forth the number of votes cast for and withheld with respect to each nominee.

Nominee	For	Withheld
Geoffrey Kalish	26,037,441	527,256
John R. MacDonald	26,037,471	527,226

The following is a list of the Company’s directors whose term of office continued after the 2006 Annual Meeting:

Michael A. Gooch
Colin Heffron
John W. Ward
Marisa Cassoni

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2006.

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