Form 10-Q
period 2006-09-30
GFI Group Inc.
filed 2006-11-13
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

The number of shares of registrant’s common stock outstanding on October 31, 2006 was 28,600,909.

Table of Contents

Part I—Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Statements of Financial Condition as of September 30, 2006 (unaudited) and December 31, 2005	4
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
Part II—Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 6.	Exhibits	44

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

Information relating to the corporate governance of the Company is also available on our website, including information concerning our directors, board committees, including committee charters, our code of business conduct and ethics for all employees and for senior financial officers and our compliance procedures for accounting and auditing matters. In addition, the Investor Relations page of our website includes supplemental financial information that we make available from time to time.

Our Internet website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except share and per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$161,866	$144,148
Deposits with clearing organizations	7,842	7,824
Accrued commissions receivable, net of allowance for doubtful accounts	122,718	89,727
Receivables from brokers, dealers and clearing organizations	318,509	208,938
Property, equipment and leasehold improvements, net	36,332	31,674
Software inventory, net	6,685	5,687
Goodwill	26,713	26,683
Intangible assets, net	1,488	2,355
Other assets	65,991	59,101
TOTAL ASSETS	$748,144	$576,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$104,454	$88,628
Accounts payable and accrued expense	24,978	22,455
Payables to brokers, dealers and clearing organizations	241,624	165,766
Notes payable, net	17,681	31,247
Other liabilities	49,266	28,914
Lease termination costs payable to affiliate	157	875
Total Liabilities	$438,160	$337,885
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and none outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,550,093 and 27,904,568 shares outstanding at September 30, 2006 and December 31, 2005, respectively	286	279
Additional paid in capital	218,409	195,360
Retained earnings	92,459	44,790
Accumulated other comprehensive loss	(1,170)	(2,177)
Total Stockholders’ Equity	309,984	238,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$748,144	$576,137

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Brokerage revenues:
Agency commissions	$138,961	$98,559	$406,005	$287,248
Principal transactions	34,478	27,420	117,330	83,167
Total brokerage revenues	173,439	125,979	523,335	370,415
Analytics and market data	4,954	3,894	14,419	14,006
Long-term contract revenue	—	—	5,881	—
Interest income	2,150	1,236	6,778	3,179
Other income (loss)	(585)	(420)	2,699	5,705
Total Revenues	179,958	130,689	553,112	393,305
EXPENSES:
Compensation and employee benefits	112,543	81,461	343,089	237,833
Communications and quotes	9,799	6,656	26,755	18,795
Travel and promotion	7,069	5,833	23,149	17,634
Rent and occupancy	4,594	4,662	15,048	12,003
Depreciation and amortization	4,338	3,434	12,222	11,126
Professional fees	4,391	2,797	13,755	8,193
Clearing fees	5,884	3,480	18,159	9,825
Interest	1,124	778	4,648	2,619
Other expenses	3,098	2,217	10,497	12,036
Cost of long-term contract	—	—	5,180	—
Lease termination costs to affiliate	(93)	—	(185)	(2,266)
Total Expenses	152,747	111,318	472,317	327,798
INCOME BEFORE PROVISION FOR INCOME TAXES	27,211	19,371	80,795	65,507
PROVISION FOR INCOME TAXES	10,621	8,523	33,126	28,823
NET INCOME	$16,590	$10,848	47,669	$36,684
EARNINGS PER SHARE
Basic	$0.58	$0.40	$1.69	$1.39
Diluted	$0.57	$0.39	$1.64	$1.34
WEIGHTED AVERAGE SHARES OUSTANDING BASIC
Class A common stock	—	—	—	647,676
Common stock	28,441,089	27,177,546	28,248,634	25,085,118
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	29,221,795	28,105,318	29,104,286	27,373,647

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NET INCOME	$16,590	$10,848	$47,669	$36,684
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on foreign exchange derivative contracts, net of tax	1,374	862	861	3,720
Foreign currency translation adjustment, net of tax	(8)	402	146	220
COMPREHENSIVE INCOME	$17,956	$12,112	$48,676	$40,624

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,669	$36,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,222	11,126
Amortization of loan fees	181	317
Provision for allowance for doubtful accounts	381	526
Loss on disposal of fixed assets	122	—
Deferred compensation	8,199	2,473
Benefit from deferred taxes	(3,315)	1,881
Loss on foreign exchange for notes payable	865	—
Loss on Fenics purchase obligation	—	2,030
Loss/(gain) on foreign exchange derivative contracts	1,952	(7,652)
Lease termination cost to affiliate	(185)	(2,266)
(Increase) decrease in operating assets:
Deposits with clearing organizations	(18)	752
Accrued commissions receivable	(33,372)	(33,202)
Receivables from brokers, dealers and clearing organizations	(109,571)	11,931
Software inventory	(1,869)	(2,056)
Other assets	(5,042)	(11,868)
Increase (decrease) in operating liabilities:
Accrued compensation	15,826	6,962
Accounts payable and accrued expenses	2,381	93
Payables to brokers, dealers and clearing organizations	75,858	(22,899)
Income taxes payable—current	5,628	(3,083)
Other liabilities	15,316	18,561
Cash paid to affiliate for lease termination	(467)	(352)
Cash provided by operating activities	32,761	9,958
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for acquisition of minority interest in Fenics Limited	(116)	(4,286)
Cash used for the acquisition of assets from Starsupply Petroleum	—	(15,150)
Purchase of property, equipment and leasehold improvements	(15,265)	(8,895)
(Payments on)/proceeds from foreign exchange derivative contracts	(352)	2,223
Cash used in investing activities	(15,733)	(26,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(52,000)	(54,500)
Proceeds from notes payable	38,000	18,000
Repayment of loan notes payable	—	(9,250)
Issuance of common stock	—	73,651
Payment of loan fees	(612)	—
Proceeds from exercise of stock options	7,057	9,243
Cash paid for taxes on vested restricted stock units	(1,866)	—
Tax benefit from stock option exercises	9,965	—
Cash provided by financing activities	544	37,144
Effects of foreign currency translation adjustment	146	220
INCREASE IN CASH AND CASH EQUIVALENTS	17,718	21,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,148	105,161
CASH AND CASH EQUIVALENTS, END OF PERIOD	$161,866	$126,375
SUPPLEMENTAL DISLCOSURE:
Interest paid	$4,444	$2,711
Income taxes paid, net of refunds	$13,684	$29,232

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share amounts)

1.                 ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, the “Company”). The Company, through its sole wholly-owned subsidiary GFInet inc. (“GFInet”), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI Group PTE Ltd. and Fenics Limited and its subsidiaries (“Fenics”). As of September 30, 2006, Jersey Partners, Inc. (“JPI”) owned approximately 44% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Accrued Commissions Receivable—Accrued commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and derivative brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $3,244 and $3,202 as of September 30, 2006 and December 31, 2005, respectively. The allowance is based on management’s

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

estimate and is reviewed on a periodic basis based on the aging of outstanding receivables and counterparty exposure.

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

Long-Term Construction-Type Contract—The Company is a party to a long-term construction-type contract pursuant to which the Company developed an online currency trading system and customized it for a customer. The contract was accounted for using the completed-contract method in accordance with the Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts, and with the applicable guidance provided by the Statement of Position No. 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP 81-1”). Under the completed contract method, the revenues and expenses are deferred and netted on the balance sheet until such time as the project is substantially complete. SOP 81-1 states that a contract is considered substantially complete when only inconsequential actions remain incomplete, the remaining costs in comparison to the total costs to be incurred are immaterial and the potential risk is insignificant in amount. During second quarter of 2006, the contract was considered to be substantially complete and the related revenues and expenses were recognized.

Share-Based Compensation—The Company’s share-based compensation consists of stock options and restricted stock units (the “RSUs”). The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) during the first quarter of 2006, using the modified prospective approach. SFAS 123(R) revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under SFAS 123(R), actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows. Upon adoption, the Company recognized a $142 ($90 after-tax) gain to record forfeitures at the date of grant. This was reported as an offset to the compensation and employee benefits expense line item in

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

the Condensed Consolidated Statements of Income. This adjustment was not reflected as a cumulative effect adjustment because the amount was not material to the Company.

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

The following pro forma financial information shows the effect, net of tax, on net income as if the fair value method had been applied.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income—as reported	$10,848	$36,684
Add:
Effect of stock-based employee compensation included in reported net income, net of tax	390	1,470
Deduct:
Total stock-based employee compensation determined under fair value method, net of tax	(390)	(1,536)
Net income—pro forma	$10,848	$36,555
Basic earnings per share—as reported	$0.40	$1.39
Basic earnings per share—pro forma	$0.40	$1.39
Diluted earnings per share—as reported	$0.39	$1.34
Diluted earnings per share—pro forma	$0.39	$1.34

Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In Septembers 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC Staff believes registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relative quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements and does not anticipate it will be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

3.                 RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	September 30, 2006	December 31, 2005
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$306,586	$161,069
Balance receivable from clearing organizations	11,923	47,869
Total	$318,509	$208,938
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$230,284	$148,971
Balance payable to clearing organizations	993	466
Payable to financial institutions	10,347	16,329
Total	$241,624	$165,766

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

4.                 INTANGIBLE ASSETS

Intangible assets consisted of the following:

	September 30, 2006	December 31, 2005
Gross intangible assets
Customer base/relationships	$2,490	$2,490
Trade name	1,750	1,750
Core technology	3,230	3,230
Covenants not to compete	550	550
Patent	34	34
Total gross intangible assets	8,054	8,054
Accumulated amortization	(6,566)	(5,699)
Net intangible assets	$1,488	$2,355

Amortization was $245 and $201 for the three months ended September 30, 2006 and 2005, respectively, and $867 and $605 for the nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, expected amortization expense for the definite lived intangible assets is as follows:

2006 (remaining three months)	$166
2007	361
2008	260
2009	260
2010	255
Total	$1,302

5.                 NOTES PAYABLE

In February 2006, the Company amended and restated the terms of its credit agreement with Bank of America N.A. and certain other lenders (the “2004 Credit Agreement”). The amended and restated credit agreement (the “2006 Credit Agreement”) provided for maximum borrowings of $135,000 and has an expiration date of February 24, 2011. In September 2006, the Company entered into an agreement that increased the maximum permitted borrowings under the 2006 Credit Agreement to $160,000. The Company had outstanding borrowings under its 2006 Credit Agreement as of September 30, 2006 and under its 2004 Credit Agreement as of December 31, 2005 as follows:

	September 30, 2006	December 31, 2005
Loan Available(1)	$160,000	$80,000
Loans Outstanding	18,670	31,805
Letters of Credit Outstanding	6,500	6,500

(1)          Amounts available include up to $50,000 and $30,000 for letters of credit as of September 30, 2006 and December 31, 2005, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The outstanding loans bore interest rates ranging from 3.97% to 8.25% at September 30, 2006 and 5.39% at December 31, 2005. At September 30, 2006 and December 31, 2005, notes payable were recorded net of unamortized loan fees of $989 and $558, respectively.

Subsequent to September 30, 2006, the Company borrowed $86,000 under the 2006 Credit Agreement to fund the acquisition of substantially all of the North American brokerage operations and assets of Amerex Energy. See Note 15 for further discussion.

6.                 EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic earnings per share
Net income applicable to stockholders	$16,590	$10,848	$47,669	$36,684
Income allocated to participating preferred stockholders	—	—	—	(903)
Income available to common stockholders	$16,590	$10,848	$47,669	$35,781
Weighted average common shares outstanding:
Class A common stock	—	—	—	647,676
Common stock	28,441,089	27,177,546	28,248,634	25,085,118
Weighted average common shares outstanding	28,441,089	27,177,546	28,248,634	25,732,794
Basic earnings per share—Class A common stock and Common stock	$0.58	$0.40	$1.69	$1.39
Diluted earnings per share
Net income applicable to stockholders	$16,590	$10,848	$47,669	$36,684
Weighted average common shares outstanding	28,441,089	27,177,546	28,248,634	25,732,794
Effect of dilutive shares:
Options and warrant	780,706	927,772	855,652	899,690
Convertible preferred shares	—	—	—	331,982
Redeemable convertible preferred shares	—	—	—	409,181
Weighted average shares outstanding and common stock equivalents	29,221,795	28,105,318	29,104,286	27,373,647
Diluted earnings per share	$0.57	$0.39	$1.64	$1.34

Outstanding options to purchase 32,967 shares were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2005 because their effect would be anti-dilutive. In addition, 167,208 and 109,690 RSUs for the three months ended September 30, 2006 and 2005, respectively, and 130,674 and 119,952 RSUs for the nine months ended September 30, 2006 and 2005, respectively, were also excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The following is a summary of RSU transactions under the 2004 Equity Incentive Plan during the nine months ended September 30, 2006:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2005	599,225	$32.03
Granted	414,419	54.81
Vested	(133,337)	31.44
Cancelled	(36,125)	33.31
Outstanding September 30, 2006	844,182	43.25

The weighted average grant-date fair value of RSUs granted for the nine months ended September 30, 2006 was $54.81 per unit, compared with $27.27 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Compensation expense	$2,817	$636	$7,951	$1,220
Income tax benefits	1,813	251	3,029	486

At September 30, 2006, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $29,831 and is expected to be recognized over a weighted-average period of 2.19 years. The total fair value of RSUs vested during the nine months ended September 30, 2006 and 2005 was $4,192 and $108, respectively.

As of September 30, 2006, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of stock option transactions during the nine months ended September 30, 2006:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2005	953,437	$13.75	658,662	$11.88
Exercised	(252,505)	13.37	(315,895)	11.69
Terminated	(3,685)	14.49	(526)	9.50
Outstanding September 30, 2006	697,247	13.89	342,241	12.06

The following table summarizes information about options outstanding under the GFI Group 2002 Plan as of September 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.88	543,663	7.49	$11.88	448,397	$11.88
21.00	153,584	7.74	21.00	56,607	21.00

The following table summarizes information about options outstanding under the GFInet 2000 Plan as of September 30, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$9.50	225,999	3.70	$9.50	225,999	$9.50
11.88	34,843	6.47	11.88	34,843	11.88
14.25	12,723	4.26	14.25	12,723	14.25
19.00	51,603	4.42	19.00	51,603	19.00
23.75	17,073	3.74	23.75	17,073	23.75

Total compensation expense and related income tax benefit recognized in relation to the stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Compensation expense	$61	$140	$248	$1,253
Income tax benefit	51	97	102	542

At September 30, 2006, total unrecognized compensation cost related to unvested stock option awards prior to the consideration of expected forfeitures was approximately $350 and is expected to be recognized over the weighted average period of 0.5 years.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

For the nine months ended September 30, 2006 and 2005, the total fair value of vested options was $340 and $401, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was $23,499 and $16,358, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at September 30, 2006 was $43,661 and $36,200, respectively.

8.                 COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. Certain of these obligations include the purchase of quotes from a number of information service providers during the normal course of business. As of September 30, 2006, the Company had total purchase commitments for quotes of approximately $13,522, with $11,086 due within the next twelve months and $2,436 due between one to two years.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Guarantees—The Company, through its subsidiaries, is a member of certain exchanges and clearinghouses. Under the membership agreements, members are generally required to guarantee certain obligations. Additionally, if a member becomes unable to satisfy its obligations to the clearinghouse, other members may be required to meet shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral, as well as meet certain minimum financial standards. The Company’s maximum potential liability under these arrangements cannot be quantified. However, management believes that the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

9.                 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 18—Financial Instruments with Off-Balance Sheet Risk” contained in the Company’s 2005 Form 10-K. There have been no material changes to our off-balance sheet risk during the nine months ended September 30, 2006.

10.          FINANCIAL INSTRUMENTS

The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in “Note 19—Financial Instruments” contained in the Company’s 2005 Form 10-K.

For the three and nine months ended September 30, 2006 and 2005, there was no hedge ineffectiveness. Additionally, at September 30, 2006, the Company estimates that $967 of net derivative losses included in accumulated other comprehensive loss will be reclassified into earnings over the next twelve months. Unrealized gains before tax totaling $1,963 and $1,329 for the three months ended September 30, 2006 and 2005, respectively, and $1,230 and $5,578 for the nine months ended September 30, 2006 and 2005, respectively, were recorded as other comprehensive income (loss). There has been no discontinuance of cash flow hedges that would require a reclassification of gains into earnings. Management does not anticipate any events or transactions that would result in the reclassification into earnings of gains and losses that are reported in accumulated other comprehensive income due to hedge discontinuance.

The Company’s derivatives are summarized below, showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition as of September 30, 2006 and December 31, 2005 as follows:

Asset/(Liabilities)	September 30, 2006	December 31, 2005
Foreign exchange derivative contracts:
Assets	$2,223	$2,196
Liabilities	(476)	(79)
Fenics purchase obligation	(58)	(144)

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The fair values of the Company’s foreign exchange derivative contracts were estimated based on quoted market prices of comparable instruments. The fair value of the Fenics purchase obligation was estimated using an exchange option model that included assumptions of management’s estimate of the fair value of the common stock of the Company and the common stock of Fenics, as well as assumptions regarding the volatility, correlation and the expected life of the obligation.

Included in other assets in the Condensed Consolidated Statements of Financial Condition as of September 30, 2006 were $2,688 of assets primarily relating to exchange traded equity instruments held by the Company and recorded at current market value.

11.          REGULATORY REQUIREMENTS

GFI Securities LLC is a registered broker-dealer with the SEC and the National Association of Securities Dealers, Inc. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom (“FSA”). GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $385.

The following table sets forth the minimum capital, as defined, that certain of the Company’s subsidiaries must be maintained as of September 30, 2006:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$35,486	$22,609	$23,169	$1,734
Minimum Net Capital required	250	9,068	15,652	385
Excess Net Capital	$35,236	$13,541	$7,517	$1,349

In addition to the minimum net capital requirements outlined above, certain of the Company’s subsidiaries are subject to additional regulatory requirements.

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

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the “FSFL”) in Japan. In July 2006, GFI Securities Limited’s Japanese branch obtained a full securities license with the FSFL. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined under the FSFL, of 50,000 Japanese Yen (approximately $424). In addition, GFI Securities Limited is required to maintain a capital base of 1,000,000 Japanese Yen (approximately $8,471). GFI Securities Limited’s

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Japanese branch is also subject to the net capital rule promulgated by the FSFL, which requires that net worth, including “brought-in” capital, exceed a ratio of 120.0% of relevant expenditure. At September 30, 2006, GFI Securities Limited and its Japanese branch were in compliance with these capital requirements and maintained a ratio in excess of 120.0%.

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

GFI (HK) Brokers Ltd. was registered with the Hong Kong Monetary Authority during the third quarter of 2006. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $642). At September 30, 2006, GFI (HK) Brokers Ltd. had stockholders’ equity of 6,625 Hong Kong dollars (or approximately $850), which exceeded the minimum requirement by 1,625 Hong Kong dollars (or approximately $208).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of September 30, 2006.

12.          GEOGRAPHIC INFORMATION

The Company offers its products and services in North America, Europe and the Asia-Pacific regions.

Information regarding revenue for the three and nine months ended September 30, 2006 and 2005, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of September 30, 2006 and December 31, 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
North America	$76,469	$66,733	$249,328	$196,662
Europe	86,757	53,758	258,347	166,626
Asia-Pacific	16,732	10,198	45,437	30,017
Total	$179,958	$130,689	$553,112	$393,305

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

	September 30, 2006	December 31, 2005
Long-lived Assets, as defined:
North America	$28,079	$25,200
Europe	13,201	10,645
Asia-Pacific	1,737	1,516
Total	$43,017	$37,361

Revenues are attributed to geographic areas based on the location of the relevant legal entities.

13.          OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$1,963	$1,329	$1,230	$5,578
Tax (Expense) Benefit	(589)	(467)	(369)	(1,858)
After Tax Amount	$1,374	$862	$861	$3,720
Foreign currency translation adjustment
Before Tax Amount	$(81)	$717	$197	$383
Tax (Expense) Benefit	73	(315)	(51)	(163)
After Tax Amount	$(8)	$402	146	$220

The Company reclassified the following out of other comprehensive income into other income for each period noted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross loss	$710	$728	$3,401	$1,169
Net of tax	497	509	2,381	818

14.          RELATED PARTY TRANSACTION

Office Lease Termination with an Affiliate

In the fourth quarter of 2005, the Company ceased use of the premises it had leased from an affiliate and recorded a liability for the remaining rent plus other charges at that time. During the third quarter of 2006, the Company reduced its estimate for related termination charges by £50 (or $93). Of the remaining accrual balance of $157, approximately $62 and $95 will be paid to the affiliate and third parties, respectively. Such payments are expected to be paid in the fourth quarter of 2006.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

15.          SUBSEQUENT EVENT

On October 1, 2006, the Company completed an acquisition of substantially all of the North American brokerage operations and assets of the following Texas limited partnerships (collectively, “Amerex Energy”): Amerex Natural Gas I, Ltd., Amerex Power Ltd., Amerex Emissions, Ltd. and Amerex Retail Energy Services, Ltd. Amerex Energy operated as a leading interdealer broker of electric power, natural gas and emissions products and related derivative and option contracts in North America. The purchase price was $86,000 plus direct transaction costs related to the acquisition, such as legal and other professional fees. The Company utilized borrowings under its 2006 Credit Agreement to fund this acquisition. The acquisition will be accounted for as a purchase business combination. The acquired assets, results of operations and cash flows of Amerex Energy are not included in the accompanying condensed consolidated financial statements because the acquisition occurred subsequent to the third quarter of 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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
November 10, 2006

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•       the risks and other factors described under the heading “Risk Factors” and elsewhere in our 2005 Form 10-K;

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

The foregoing risks and uncertainties, as well as those risks discussed under the headings ‘‘Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Item 3—Quantitative and Qualitative Disclosures About Market Risk’’ and elsewhere in this Quarterly Report, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Environment

Our business generally benefits when there is robust trading volume and volatility in the markets we serve. Market volatility is driven by a range of external and internal factors, some of which are market specific and some of which are correlated to macro-economic conditions. In many of the over the counter markets in which we provide inter-dealer brokerage services, objective and easily identifiable third party reporting of volume levels is not available. As a result, we look to broader market information and specific volatility events in our key markets as indictors of likely trading volume levels. We also monitor market-specific developments in each of our markets. Trading volume in many of our inter-dealer markets is driven by the trading activity of our dealer clients that, in turn, is responsive to the trading activity and demand of their “buy-side” clients. Those “buy-side” clients include smaller banks, insurance companies and financial institutions, investment funds, trading firms and, increasingly, hedge funds.

During the third quarter of 2006, the global business environment was generally positive for our business, with satisfactory trading volume levels and modest volatility in the credit, financial and equity markets and more pronounced volatility in certain commodity markets. The U.S. Federal Reserve halted its two-year program of increasing short-term interest rates in the third quarter of 2006. While the third quarter of 2005 included the market effects from hurricanes Katrina and Rita, as well as from the terrorist bombings in London, global markets in the third quarter of 2006 were impacted by the Israel/Lebanon crisis, and tensions surrounding the Iranian and North Korean nuclear programs.

Credit:

The credit markets experienced moderate volatility in the third quarter of 2006. Volatility in the global credit markets in the third quarter of 2006 was generally in-line with that of the third quarter of 2005, as evidenced by the volatility levels on the Dow Jones CDX North American Investment Grade, North American High Yield and Itraxx Europe indices.

The bond market rallied in the third quarter of 2006 as inflation concerns abated and bond yields decreased. This was reflected, in part, by the fact that the Lehman Brothers Aggregate Bond Total Return Index rose 4.1% in the quarter. The credit derivatives market in the first half of 2006 continued its significant growth according to surveys published by both the International Swaps and Derivatives Association (ISDA) and the British Bankers Association in September. The ISDA report indicated total credit derivatives notional amounts outstanding at $26.0 trillion at June 30, 2006, up 109% from $12.4 trillion the prior year. We believe that this strong year-over-year growth in the notional value of the underlying credit derivatives market has resulted in a higher volume of transactions in the over the counter market in the third quarter of 2006.

Financial:

The foreign exchange and interest rate markets remained active in the third quarter as the U.S. Dollar remained strong despite the Federal Reserve halting its program of raising short-term interest rates. The U.S. Dollar strengthened versus the Euro and Japanese Yen in the quarter, but lost value to the British Pound Sterling. Emerging market currencies were mixed over the quarter with the Mexican Peso strengthening and the Brazilian Real decreasing versus the U.S. Dollar. Both the Chicago Mercantile Exchange and the Chicago Board of Trade reported foreign exchange and/or interest rate volume statistics indicating double-digit growth in futures volume during the third quarter of 2006.

Equity:

The equity markets experienced moderate volatility in the third quarter of 2006 as stock markets worldwide generally were active due to U.S. short term interest rates remaining unchanged, continued economic growth, and lower energy costs. The Dow Jones World Stock Index, excluding the U.S., rose 3.2% in the quarter, and the Dow Jones Industrial Average increased 4.7%. The Dow Jones Stoxx 600 Index, an index of the largest publicly traded European companies, rose 6.5% in the third quarter after a 4.1% decline in the second quarter. Equity market performance in Latin America and Asia was mixed in the quarter, as slowing U.S. economic growth weighed heavily on these markets. The Chicago Board Options Exchange Standard and Poor’s 500 Volatility Index indicated a lower volatility level for the third quarter of 2006, as compared to the third quarter of 2005. The ISDA Mid-Year Market Survey reported total notional amounts outstanding for equity derivatives at $6.4 trillion as of June 30, 2006, up approximately 32% from the prior year.

Commodity:

The energy markets remained volatile in the third quarter of 2006, as rapid price increases were followed by significant price declines. Crude-oil futures hit an intraday record $78.40 a barrel in July following the outbreak of hostilities between Israel and Lebanon. In addition, expectations for an active hurricane season and the potential disruption of production also contributed to higher crude oil and natural gas prices. The cooling of tensions in the Mideast conflict along with the lack of significant storm activity led to prices deflating by quarter end. Oil prices on the New York Mercantile Exchange (“NYMEX”) were down 15% in the quarter, while natural gas futures saw large fluctuations with prices peaking during the summer followed by a rapid decrease resulting in a loss of 8.0% for the quarter. NYMEX and the InterContinentalExchange both reported record energy contract volume in September.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Brokerage revenues:
Agency commissions	$138,961	$98,559	$406,005	$287,248
Principal transactions	34,478	27,420	117,330	83,167
Total brokerage revenues	173,439	125,979	523,335	370,415
Analytics and market data	4,954	3,894	14,419	14,006
Long-term contract revenue	—	—	5,881	—
Interest income	2,150	1,236	6,778	3,179
Other income (loss)	(585)	(420)	2,699	5,705
Total revenues	179,958	130,689	553,112	393,305
EXPENSES:
Compensation and employee benefits	112,543	81,461	343,089	237,833
Communications and quotes	9,799	6,656	26,755	18,795
Travel and promotion	7,069	5,833	23,149	17,634
Rent and occupancy	4,594	4,662	15,048	12,003
Depreciation and amortization	4,338	3,434	12,222	11,126
Professional fees	4,391	2,797	13,755	8,193
Clearing fees	5,884	3,480	18,159	9,825
Interest	1,124	778	4,648	2,619
Other expenses	3,098	2,217	10,497	12,036
Cost of long-term contract	—	—	5,180	—
Lease termination costs to affiliate	(93)	—	(185)	(2,266)
Total Expenses	152,747	111,318	472,317	327,798
INCOME BEFORE PROVISION FOR INCOME TAXES	27,211	19,371	80,795	65,507
PROVISION FOR INCOME TAXES	10,621	8,523	33,126	28,823
NET INCOME	$16,590	$10,848	$47,669	$36,684

The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Brokerage revenues:
Agency commissions	77.2%	75.4%	73.4%	73.0%
Principal transactions	19.2	21.0	21.2	21.2
Total brokerage revenues	96.4	96.4	94.6	94.2
Analytics and market data	2.8	3.0	2.6	3.6
Long-term contract revenue	0.0	—	1.1	—
Interest income	1.2	0.9	1.2	0.8
Other income (loss)	(0.4)	(0.3)	0.5	1.4
Total revenues	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	62.5%	62.3%	62.0%	60.5%
Communications and quotes	5.4	5.1	4.8	4.8
Travel and promotion	3.9	4.5	4.2	4.5
Rent and occupancy	2.6	3.6	2.7	3.0
Depreciation and amortization	2.4	2.6	2.2	2.8
Professional fees	2.4	2.1	2.5	2.1
Clearing fees	3.3	2.7	3.3	2.5
Interest	0.6	0.6	0.8	0.7
Other expenses	1.7	1.7	1.9	3.0
Cost of long-term contract	0.0	0.0	0.9	0.0
Lease termination to affiliate	(0.1)	0.0	0.0	(0.6)
Total Expenses	84.7%	85.2%	85.3%	83.3%
INCOME BEFORE PROVISION FOR INCOME TAXES	15.3	14.8	14.7	16.7
PROVISION FOR INCOME TAXES	5.9	6.5	6.0	7.4
NET INCOME	9.4%	8.3%	8.7%	9.3%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net income for the three months ended September 30, 2006 was $16.6 million as compared to net income of $10.8 million for the three months ended September 30, 2005, an increase of $5.8 million or approximately 53.7%. Total revenues increased by $49.3 million, or 37.7%, to $180.0 million for the three months ended September 30, 2006 from $130.7 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across our credit, financial, equity and commodity product categories. Our total brokerage personnel headcount increased by 163 to a total of 827 employees at September 30, 2006 from 664 employees at September 30, 2005. Total expenses increased by $41.4 million, or 37.2%, to $152.7 million for the three months ended September 30, 2006 from $111.3 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2005 and the resulting increase in performance related brokerage bonuses.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Three Months Ended September 30,
	2006	2005
BROKERAGE REVENUES:
Credit	$60,654	$51,472
Financial	38,605	30,804
Equity	41,426	25,993
Commodity	32,754	17,710
Total brokerage revenues	$173,439	$125,979
BROKERAGE REVENUES:
Credit	35.0%	40.8%
Financial	22.2	24.5
Equity	23.9	20.6
Commodity	18.9	14.1
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $47.4 million, or 37.6%, to $173.4 million for the three months ended September 30, 2006, as compared to $126.0 million for the three months ended September 30, 2005. Agency commissions increased by $40.3 million, or 40.9%, to $138.9 million for the three months ended September 30, 2006, as compared to $98.6 million for the three months ended September 30, 2005. Principal transactions increased by $7.1 million, or 25.9%, to $34.5 million for the three months ended September 30, 2006 from $27.4 million for the three months ended September 30, 2005. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 6.2% for the three months ended September 30, 2006, as compared to the same period from the prior year.

The increase in credit product brokerage revenues of $9.2 million in the third quarter of 2006 as compared with the third quarter of 2005 was due to a number of factors, including continued overall growth in the credit derivatives market, the development of new credit products and the further sectorization of credit products and the continuing rollout of CreditMatch, our credit derivatives trading platform, in Europe. Our existing credit product desks contributed $6.9 million of the total increase in the credit product brokerage revenues. The remaining $2.3 million increase was generated by the addition of eight new or restructured desks since September 30, 2005. Our investment in and development of credit products was highlighted by a credit product brokerage personnel increase of 28 to a total of 227 employees at September 30, 2006 from 199 employees at September 30, 2005.

The increase in financial product brokerage revenues of $7.8 million in the third quarter of 2006 as compared with the third quarter of 2005 was primarily attributable to the build up of our Asian operations and the development of new products, as well as the growth of existing emerging market products. Our existing financial product desks contributed $3.7 million of the total increase in financial product brokerage revenues. The remaining $4.1 million increase in financial product brokerage revenues was attributable to the addition of seventeen new or restructured financial product desks since September 30, 2005. This investment in and development of financial products was highlighted by a financial product brokerage personnel increase of 49 to a total of 259 employees at September 30, 2006 from 210 employees at September 30, 2005.

The increase in equity product brokerage revenues of $15.4 million in the third quarter of 2006 as compared with the third quarter of 2005 was primarily due to our new Paris office contributing $12.4 million in brokerage revenues in the quarter and investment in other equity products. New or restructured equity product desks, including desks in our Paris office, contributed $13.4 million of the total increase in equity product brokerage revenues. The remaining $2.0 million increase in equity product brokerage revenues was attributable to existing equity product desks. Our investment in and development of equity products was highlighted by an equity product brokerage personnel increase of 45 to a total of 171 employees at September 30, 2006 from 126 employees at September 30, 2005.

The increase in commodity product brokerage revenues of $15.0 million in the third quarter of 2006 as compared with the third quarter of 2005 was primarily attributable to the addition of our Starsupply oil product brokerage business, which generated approximately $6.9 million in brokerage revenues in the third quarter of 2006, significant volatility in oil and natural gas markets and investment in new desks. In addition, our European brokerage business in electricity, coal, dry freight and gold markets continued to perform well. Our existing commodity desks, including the desks acquired from Starsupply, contributed $13.6 million of the total increase in commodity product brokerage revenue. The remaining $1.4 million in commodity product brokerage revenues was attributable our new or restructured commodity product desks. Our investment in and development of commodity products was highlighted by a commodity product brokerage personnel increase of 41 to a total of 170 employees at September 30, 2006 from 129 employees at September 30, 2005.

Analytics and Market Data

Revenues from our analytics and market data products increased by $1.0 million, or 25.6%, to $4.9 million for the three months ended September 30, 2006 as compared to $3.9 million for the three months ended September 30, 2005. The increase was primarily due to an increase in subscription fees associated with the licensing of analytical software, including Fenics Foreign Exchange and market data products.

Interest Income

Interest income increased by $1.0 million, or 83.3%, to $2.2 million for the three months ended September 30, 2006, as compared to $1.2 million for the three months ended September 30, 2005. The increase is mainly attributable to the higher level of average cash balances in the U.S. and the increase in interest income on clearing accounts related primarily to our equity and corporate bond brokerage operations.

Other Income (Loss)

Other income (loss) decreased by $0.2 million, or 50.0%, to a loss of $0.6 million for the three months ended September 30, 2006 from a loss of $0.4 million for the three months ended September 30, 2005. Other income (loss) for the three months ended September 30, 2006 and 2005 mainly consisted of transactional gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $31.0 million, or 38.0%, to $112.5 million for the three months ended September 30, 2006 from $81.5 million for the three months ended September 30, 2005. The increase was primarily due to an increase in the number of brokerage personnel from 664 employees at September 30, 2005 to 827 employees at September 30, 2006 and an increase in brokerage personnel performance bonuses of $14.6 million resulting in large part from our overall higher brokerage revenues.

Total compensation and employee benefits as a percentage of total revenues increased slightly to 62.5% at September 30, 2006 from 62.3% at September 30, 2005. Bonus expense represented 51.7% and 50.1% of total compensation and employee benefits expense for the three months ended September 30, 2006 and 2005, respectively. A significant portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 5.1% and 4.6% of total compensation and employee benefits for the three months ended September 30, 2006 and 2005, respectively.

Communications and Quotes

Communications and quotes increased by $3.1 million, or 46.3%, to $9.8 million for the three months ended September 30, 2006 from $6.7 million from the three months ended September 30, 2005. The increase was primarily attributable to the increase in brokerage desks and brokerage personnel.

Travel and Promotion

Travel and promotion increased by $1.3 million, or 22.4%, to $7.1 million for the three months ended September 30, 2006 from $5.8 million for the three months ended September 30, 2005. This expense, as a percentage of our total brokerage revenues for the three months ended September 30, 2006 decreased to 4.1% from 4.6% for the same period from the prior year. This decrease was primarily due to our continuing efforts to lower these costs relative to our total brokerage revenues.

Rent and Occupancy

Rent and occupancy decreased slightly by $0.1 million, or 2.1%, to $4.6 million for the three months ended September 30, 2006 from $4.7 million for the three months ended September 30, 2005. The decrease was primarily due to the decrease in repairs and maintenance and moving costs, offset by the increase in insurance and utilities resulting from the lease of additional office space in the U.S., London and Paris.

Depreciation and Amortization

Depreciation and amortization increased by $0.9 million, or 26.5%, to $4.3 million for the three months ended September 30, 2006 from $3.4 million for the three months ended September 30, 2005. The increase was primarily due to the increase in capitalized property and equipment costs, including software development costs.

Professional Fees

Professional fees increased by $1.5 million, or 53.6% to $4.3 million for the three months ended September 30, 2006 from $2.8 million for the three months ended September 30, 2005. The increase was primarily due to an increase in professional fees related to our continuing initial preparation to satisfy the requirements of the Sarbanes-Oxley Act of 2002 that are or will be applicable to us. The increase was also attributable to an increase in audit, tax and other consulting fees.

Clearing Fees

Clearing fees increased by $2.4 million, or 68.6%, to $5.9 million for the three months ended September 30, 2006 from $3.5 million for the three months ended September 30, 2005. The increase was due to a higher volume of principal transactions executed during the three months ended September 30, 2006, as compared to the same period in the prior year. This increase was partially due to the commencement and rapid growth of our equities business in our Paris office, which was included in the results for the three months ended September 30, 2006. Clearing fees, as a percentage of our total revenues from principal transactions increased to 17.0% for the three months ended September 30, 2006 from 13.6% for the comparable period in the prior year. This increase was partially due to the high cost of clearing fees as a result of the higher number of trades executed in our Paris office. Excluding transactions from our Paris office, clearing fees, as a percentage of our total revenues from principal transactions was 15.5% and 13.6% for the three months ended September 30, 2006 and 2005, respectively. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

Interest expense increased by $0.3 million, or 37.5%, to $1.1 million for the three months ended September 30, 2006 from $0.8 million for the three months ended September 30, 2005. The increase was primarily due to higher interest charges on clearing accounts related primarily to our equity and corporate bond brokerage operations and an increase in interest expense under our credit facility mainly due to the higher level of outstanding net borrowings during the third quarter of 2006 as compared to the comparable period in the prior year. We expect interest expense will increase in future periods due to borrowings under our 2006 Credit Agreement subsequent to quarter end. See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Other Expenses

Other expenses increased by $0.9 million, or 40.9%, to $3.1 million for the three months ended September 30, 2006 from $2.2 million for the three months ended September 30, 2005. The increase was primarily due to an increase in irrecoverable Value Added Tax related to increased purchases in communications and quotes in the U.K. and other general office expenses, which was partially offset by a decrease in miscellaneous expenses, such as office supplies and software equipment expenses.

Lease Termination Costs to Affiliate

Lease termination costs to affiliate represent the estimated lease termination costs we incurred in connection with premises that we had leased in the U.K. from an affiliate. In April 2005, we and the affiliate executed an amendment to the lease termination agreement we entered into in December 2004. The amendment accelerated termination of the lease to April 2005 and required us to pay a termination charge. As a result of the amendment, in the second quarter of 2005, we reduced our lease termination liability by approximately £1.2 million (or $2.3 million). Further, we signed a new eighteen-month sublease agreement with the affiliate with rent of £0.5 million (or $0.9 million) per annum plus other related charges. However, in November 2005, we vacated the premise and accrued £0.5 million (or $0.9 million) for the remaining rent plus other related charges during the fourth quarter of 2005. During the third quarter of 2006, we reduced our estimate for related termination charges by £0.1 million (or $0.1 million). See Note 14 to the Condensed Consolidated Financial Statements for further discussion.

Provision for Income Taxes

Our provision for income taxes totaled $10.6 million for the three months ended September 30, 2006 and $8.5 million for the three months ended September 30, 2005. Our effective tax rate was approximately 39.0% for the three months ended September 30, 2006 as compared to 44.0% for the comparable period in 2005. The reduction in the effective tax rate was primarily due to a reduction in non-deductible expenses and a decrease in taxes related to foreign operations, which was partially offset by a reduction in business tax credits.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net income for the nine months ended September 30, 2006 was $47.7 million as compared to net income of $36.7 million for the nine months ended September 30, 2005, an increase of $11.0 million or approximately 30.0%. Total revenues increased by $159.8 million, or 40.6%, to $553.1 million for the nine months ended September 30, 2006 from $393.3 million compared to the same period from the prior year. Our increased revenues were partially due to the continued growth in our brokerage personnel headcount in each of our product categories and organic growth in existing businesses. In addition, our increased revenues were also attributable to the acquisition of companies or desks, or the opening of desks in developing product areas. Our total brokerage personnel headcount increased by 163 to 827 employees at September 30, 2006 from 664 employees at September 30, 2005. Total expenses increased by $144.5 million, or 44.1% to $472.3 million for the nine months ended September 30, 2006 from $327.8 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2005 and the resulting increase in performance related brokerage bonuses.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Nine Months Ended September 30,
	2006	2005
BROKERAGE REVENUES:
Credit	$191,765	$163,874
Financial	117,035	86,924
Equity	128,994	68,864
Commodity	85,541	50,753
Total brokerage revenues	$523,335	$370,415
BROKERAGE REVENUES:
Credit	36.6%	44.2%
Financial	22.4	23.5
Equity	24.6	18.6
Commodity	16.4	13.7
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $152.9 million, or 41.3%, to $523.3 million for the nine months ended September 30, 2006, as compared to $370.4 million for the nine months ended September 30, 2005. Agency commissions increased by $118.8 million, or 41.4%, to $406.0 million for the nine months ended September 30, 2006, as compared to $287.2 million for the nine months ended September 30, 2005. Principal transactions increased by $34.1 million, or 41.0%, to $117.3 million for the nine months ended September 30, 2006 from $83.2 million for the nine months ended September 30, 2005. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 6.2% for the nine months ended September 30, 2006 as compared to the same period from the prior year.

The increase in credit product brokerage revenues of $27.9 million in the nine months ended September 30, 2006 as compared to the same period in 2005 was due to a number of factors, including continued overall growth in the credit derivatives market, the development of new credit products, the sectorization of credit products and the continuing rollout of CreditMatch in Europe. Our existing credit product desks contributed $24.0 million of the total increase in credit product brokerage revenues. The remaining $3.9 million increase was generated by the addition of eight new or restructured credit product desks since September 30, 2005. Our investment in and development of credit products was highlighted by a credit product brokerage personnel increase of 28 to a total of 227 employees at September 30, 2006 from 199 employees at September 30, 2005.

The increase in financial product brokerage revenues of $30.1 million in the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily attributable to the build up of our Asian operations, global interest rate volatility resulting from economic growth and inflation concerns, and the development of new products and existing emerging market products. The increase in our financial product brokerage revenues was generated primarily from our existing financial product desks, which contributed $19.1 million of the increase in financial product brokerage revenues. The remaining $11.0 million increase in financial product brokerage revenues was attributable to the addition of eleven new or restructured financial product desks since September 30, 2005. Our investment in and development of financial products was highlighted by a financial product brokerage personnel increase of 49 to a total of 259 employees at September 30, 2006 from 210 employees at September 30, 2005.

The increase in equity product brokerage revenues of $60.1 million in the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily attributable to our new Paris office, which contributed $35.7 million in brokerage revenues during the first nine months of 2006 and the development of other equity products and increased business from our hedge fund customers. Global equity markets experienced considerable volatility in the first nine months due to global economic growth, rising interest rates and inflation concerns. New or restructured equity product desks, including desks in our Paris office, contributed $38.2 million of the total increase in equity product brokerage revenues. The remaining $21.9 million increase in equity product brokerage revenues was attributable to existing equity product desks. Our investment in and development of equity products was highlighted by an equity product brokerage personnel increase of 45 to total of 171 employees at September 30, 2006 from 126 employees at September 30, 2005.

The increase in commodity product brokerage revenues of $34.8 million in the nine months ended September 30, 2006 as compared to the same period in 2005 was primarily attributable to the addition of our Starsupply oil product brokerage business that generated approximately $20.3 million in brokerage revenues in the first nine months of 2006, considerable price volatility in certain commodity markets and our investment in new desks. Our existing commodity product desks, including the desks acquired from Starsupply, contributed $31.9 million of the increase in commodity product brokerage revenues. Our new or restructured commodity desks contributed $2.9 million of the total increase in commodity product brokerage revenue. Our investment in and development of commodity products was highlighted by a commodity product brokerage personnel increase of 41 to a total of 170 employees at September 30, 2006 from 129 employees at September 30, 2005.

Analytics and Market Data

Revenues from our analytics and market data products increased slightly by $0.4 million, or 2.9%, to $14.4 million for the nine months ended September 30, 2006 as compared to $14.0 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in subscription fees associated with the licensing of analytical software, including Fenics Foreign Exchange and market data products.

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

Interest Income

Interest income increased by $3.6 million, or 112.5%, to $6.8 million for the nine months ended September 30, 2006, as compared to $3.2 million for the nine months ended September 30, 2005. The increase is mainly attributable to the higher level of average cash balances in the U.S. and the increase in interest income on clearing accounts related primarily to our equity and corporate bond brokerage operations.

Other Income

Other income decreased $3.0 million, or 52.6%, to $2.7 million for the nine months ended September 30, 2006 from an increase of $5.7 million for the nine months ended September 30, 2005. The decrease was primarily attributable to a net gain of $7.6 million relating to our foreign exchange derivative contracts recorded during the second quarter of 2005. During the first quarter of 2005, we discontinued hedge accounting for a foreign exchange derivative contract, which resulted in a termination of the contract and the execution of a new contract. The new contract did not qualify for hedge accounting and all unrealized gains and losses on the contract were recorded directly to earnings. The new contract was settled on June 30, 2005. Consequently, we recorded $8.4 million of gains from a new foreign exchange derivative contract, net of $0.8 million reclassified from accumulated other comprehensive loss into earnings on the original contract. Other income for the nine months ended September 30, 2006 mainly consisted of transactional net gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $105.3 million, or 44.3%, to $343.1 million for the nine months ended September 30, 2006 from $237.8 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in the number of brokerage personnel from 664 at September 30, 2005 to 827 at September 30, 2006 and an increase in brokerage personnel performance bonuses of $60.1 million resulting in large part from our overall higher brokerage revenues.

Total compensation and employee benefits as a percentage of total revenues increased to 62.0% at September 30, 2006 from 60.5% from September 30, 2005. Bonus expense represented 53.4% and 49.7% of total compensation and employee benefits expense for the nine months ended September 30, 2006 and 2005, respectively. A significant portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 5.4% and 3.6% of total compensation and employee benefits for the nine months ended September 30, 2006 and 2005, respectively.

Communications and Quotes

Communications and quotes increased by $8.0 million, or 42.6%, to $26.8 million for the nine months ended September 30, 2006 from $18.8 million from the nine months ended September 30, 2005. The increase was primarily attributable to the increase in brokerage desks and brokerage personnel.

Travel and Promotion

Travel and promotion increased by $5.6 million, or 31.8%, to $23.2 million for the nine months ended September 30, 2006 from $17.6 million for the nine months ended September 30, 2005. This expense, as a percentage of our total brokerage revenues for the nine months ended September 30, 2006 decreased to 4.4% from 4.8% for the same period from the prior year. This decrease was primarily due to our continuing efforts to lower these costs relative to our total brokerage revenues.

Rent and Occupancy

Rent and occupancy increased by $3.0 million, or 25.0%, to $15.0 million for the nine months ended September 30, 2006 from $12.0 million for the nine months ended September 30, 2005. The increase was primarily due to the increase in rent expenses resulting from the lease of additional office space in the U.S., London and Paris and the related increase in repairs and maintenance, utilities and insurance.

Depreciation and Amortization

Depreciation and amortization increased by $1.1 million, or 9.9%, to $12.2 million for the nine months ended September 30, 2006 from $11.1 million for the nine months ended September 30, 2005. The increase was primarily due to the increase in capitalized property and equipment costs, including software development costs.

Professional Fees

Professional fees increased by $5.6 million, or 68.3%, to $13.8 million for the nine months ended September 30, 2006 from $8.2 million for the nine months ended September 30, 2005. The increase was primarily due to an increase in professional fees related to our continuing initial preparation to satisfy the requirements of the Sarbanes-Oxley Act of 2002 that are or will be applicable to us. The increase was also attributable to an increase in audit, tax and consulting fees.

Clearing Fees

Clearing fees increased by $8.4 million, or 85.7%, to $18.2 million for the nine months ended September 30, 2006 from $9.8 million for the nine months ended September 30, 2005. The increase was due to a higher volume of principal transactions executed during the nine months ended September 30, 2006 as compared to the same period in the prior year. This was partially due to the commencement and rapid growth of our equities business in our Paris office, which was included in the results for the nine months ended September 30, 2006. Clearing fees, as a percentage of our total revenues from principal transactions increased to 15.5% for the nine months ended September 30, 2006 from 12.4% for the comparable period in the prior year. This increase was partially due to the high cost of clearing fees as a result of the higher number of trades executed in our Paris office. Excluding transactions from our Paris office, clearing fees, as a percentage of our total revenues from principal transactions was 13.8% and 12.4% for the nine months ended September 30, 2006 and 2005, respectively. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.

Interest Expense

Interest expense increased by $2.0 million, or 76.9%, to $4.6 million for the nine months ended September 30, 2006 from $2.6 million for the nine months ended September 30, 2005. The increase was primarily due to higher interest charges on clearing accounts related to our equity and corporate bond brokerage operations, which were offset by the lower interest expense under our credit facility mainly due to the lower level of outstanding net borrowings during the nine months ended September 30, 2006 as compared to the comparable period in the prior year. We expect interest expense will increase in future periods due to borrowings under our 2006 Credit Agreement subsequent to quarter end. See Note 5 to the Condensed Consolidated Financial Statements for further discussion.

Other Expenses

Other expenses decreased by $1.5 million, or 12.5%, to $10.5 million for the nine months ended September 30, 2006 from $12.0 million for the nine months ended September 30, 2005. The decrease was primarily due to a charge of $3.2 million made during the second quarter of 2005 in connection with newly-hired brokerage personnel in Singapore to buy-out their employment contracts with their former employers, as well as a charge of $2.0 million for an increase in the fair value of the Fenics purchase obligation due to our initial public offering. There were no comparable charges in the nine months ended September 30, 2006. This decrease was partially offset by increases in irrecoverable Value Added Tax related to increased purchases in communications and quotes in the U.K., litigation reserves and other general office and miscellaneous expenses, such as office supplies and computer equipment expenses.

Cost of Long-Term Contract

Cost of long-term contract represents the development and customization costs we incurred under a contract pursuant to which we developed an online currency trading system and customized it for a customer. During the second quarter of 2006, the contract was substantially completed and we recorded $5.2 million in long-term contract costs. See Long-Term Contract Revenue above for further discussion relating to the revenues. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

Lease Termination Costs to Affiliate

Lease termination costs decreased by $2.1 million, or 91.3%, to a gain of $0.2 million for the nine months ended September 30, 2006 from a gain of $2.3 million for the nine months ended September 30, 2005. In April 2005, we and an affiliate executed an amendment to the lease termination agreement we had entered into in December 2004. The amendment accelerated termination of the lease to April 2005 and required us to pay a termination charge. As a result of the amendment, in the second quarter of 2005, we reduced our lease termination liability by approximately £1.2 million (or $2.3 million). Further, we signed a new eighteen-month sublease agreement with the affiliate with rent of £0.5 million (or $0.9 million) per annum plus other related charges. However, in November 2005, we vacated the premise and accrued £0.5 million (or $0.9 million) for the remaining rent plus other related charges during the fourth quarter of 2005. During the second and third quarters of 2006, we reduced our estimate for related termination changes by £0.1 million (or $0.2 million). See Note 14 to the Condensed Consolidated Financial Statements for further discussion.

Provision for Income Taxes

Our provision for income taxes totaled $33.1 million for the nine months ended September 30, 2006 and $28.8 million for the nine months ended September 30, 2005. Our effective tax rate was approximately 41.0% for the nine months ended September 30, 2006 as compared to 44.0% for the comparable period in 2005. The reduction in the effective tax rate was primarily due to a decrease in state and local income taxes, decreased taxes related to foreign operations and a reduction in non-deductible expenses.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2005 to September 30, 2006. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$138,961	$130,134	$136,910	$104,335	$98,559	$100,718	$87,971
Principal transactions	34,478	41,792	41,060	31,250	27,420	27,635	28,112
Total brokerage revenues	173,439	171,926	177,970	135,585	125,979	128,353	116,083
Analytics and market data	4,954	4,271	5,194	3,388	3,894	4,711	5,402
Long-term contract revenue	—	5,881	—	—	—	—	—
Interest income	2,150	2,395	2,233	1,458	1,236	883	1,060
Other income (loss)	(585)	3,093	191	(145)	(420)	6,376	(251)
Total revenues	179,958	187,566	185,588	140,286	130,689	140,323	122,294
Expenses
Compensation and employee benefits	112,543	113,701	116,845	89,511	81,461	80,896	75,477
Communications and quotes	9,799	9,303	7,653	7,064	6,656	6,341	5,799
Travel and promotion	7,069	8,549	7,531	7,017	5,833	6,041	5,761
Rent and occupancy	4,594	4,841	5,613	3,447	4,662	3,913	3,428
Depreciation and amortization	4,338	4,048	3,836	4,159	3,434	3,599	4,092
Professional fees	4,391	5,320	4,044	2,507	2,797	2,927	2,469
Clearing fees	5,884	6,798	5,477	3,858	3,480	2,974	3,371
Interest	1,124	1,772	1,752	1,016	778	597	1,244
Other expenses	3,098	3,843	3,556	1,855	2,217	5,809	4,009
Cost of long-term contract	—	5,180	—	—	—	—	—
Lease termination costs to affiliate	(93)	(92)	—	1,070	—	(2,266)	—
Total expenses	152,747	163,263	156,307	121,504	111,318	110,831	105,650
Income before provision for taxes	27,211	24,303	29,281	18,782	19,371	29,492	16,644
Provision for income taxes	10,621	10,207	12,298	7,363	8,523	12,810	7,490
Net income	$16,590	$14,096	$16,983	$11,419	$10,848	$16,682	$9,154

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2005	2005	2005	2005
Revenues
Brokerage revenues:
Agency commissions	77.2%	69.4%	73.8%	74.4%	75.4%	71.8%	72.0%
Principal transactions	19.2	22.3	22.1	22.3	21.0	19.7	23.0
Total brokerage revenues	96.4	91.7	95.9	96.7	96.4	91.5	95.0
Analytics and market data	2.8	2.3	2.8	2.4	3.0	3.4	4.4
Long-term contract revenue	—	3.1	—	—	—	—	—
Interest income	1.2	1.3	1.2	1.0	0.9	0.6	0.8
Other income (loss)	(0.4)	1.6	0.1	(0.1)	(0.3)	4.5	(0.2)
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	62.5%	60.6%	63.0%	63.8%	62.3%	57.6%	61.7%
Communications and quotes	5.4	5.0	4.1	5.0	5.1	4.6	4.8
Travel and promotion	3.9	4.6	4.1	5.0	4.5	4.3	4.7
Rent and occupancy	2.6	2.6	3.0	2.5	3.6	2.8	2.8
Depreciation and amortization	2.4	2.2	2.1	3.0	2.6	2.6	3.3
Professional fees	2.4	2.8	2.2	1.8	2.1	2.1	2.0
Clearing fees	3.3	3.6	3.0	2.8	2.7	2.1	2.8
Interest	0.6	0.9	0.9	0.7	0.6	0.4	1.0
Other expenses	1.7	2.0	1.9	1.3	1.7	4.1	3.3
Cost of long-term contract	—	2.8	—	—	—	—	—
Lease termination costs to affiliate	(0.1)	—	—	0.8	—	(1.6)	—
Total expenses	84.7%	87.1%	84.3%	86.7%	85.2%	79.0%	86.4%
Income before provision for taxes	15.3	12.9	15.7	13.3	14.8	21.0	13.6
Provision for income taxes	5.9	5.4	6.6	5.2	6.5	9.1	6.1
Net income	9.4%	7.5%	9.1%	8.1%	8.3%	11.9%	7.5%

The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(dollars in thousands)
Brokerage Revenues:
Credit	$60,654	$59,838	$71,273	$55,443	$51,472	$60,749	$51,653
Financial	38,605	38,942	39,488	29,213	30,804	29,835	26,285
Equity	41,426	46,109	41,459	29,931	25,993	21,869	21,002
Commodity	32,754	27,037	25,750	20,998	17,710	15,900	17,143
Total brokerage revenues	$173,439	$171,926	$177,970	$135,585	$125,979	$128,353	$116,083
Brokerage Revenues:
Credit	35.0%	34.8%	40.0%	40.9%	40.8%	47.3%	44.5%
Financial	22.2	22.7	22.2	21.5	24.5	23.2	22.6
Equity	23.9	26.8	23.3	22.1	20.6	17.0	18.1
Commodity	18.9	15.7	14.5	15.5	14.1	12.4	14.8
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Net cash provided by operations increased to $32.8 million for the nine months ended September 30, 2006, compared with $10.0 million for the nine months ended September 30, 2005. The improvement is primarily related to our increased net income, positively adjusted by certain non-cash items such as deferred compensation expense and net losses on foreign exchange derivative contracts and offset primarily by the negative impact of the non-cash item relating to deferred taxes.

Net cash used in investing activities for the nine months ended September 30, 2006 was $15.7 million compared to $26.1 million used in the nine months ended September 30, 2005. The decrease in cash used for investing activities was primarily due to the cash used for the Starsupply Petroleum acquisition in 2005, offset by an increase in capital expenditure that was primarily due to our continued investment in the development of software for internal use and an increase in the purchase of computer equipment and payments on foreign exchange derivative contracts.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $0.5 million compared to $37.1 million generated for the nine months ended September 30, 2005. Cash provided by financing activities for the nine months ended September 30, 2005 consisted of net proceeds received from our initial public offering, offset by the repayments of the notes payable to Jersey Partners Inc. in January 2005 and the outstanding principal balance under our 2004 Credit Agreement in February 2005. In the first nine months of 2006, cash provided by financing activities consisted of net cash paid on borrowings under our 2006 Credit Agreement, offset by the cash proceeds received and tax benefits realized from the exercise of stock options.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC and GFI Group Pte Ltd. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulated capital requirements of the FSA. GFI (HK) Securities LLC is subject to the regulated capital requirements of the Securities and Futures Commission in Hong Kong. GFI (HK) Brokers Ltd. is subject to regulatory compliance requirements under the Monetary Authority of Hong Kong. GFI Group PTE Ltd. is subject to the regulatory compliance requirements with the Monetary Authority of Singapore. At September 30, 2006, GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI Brokers Ltd. and GFI Group PTE Ltd. were in compliance with their respective regulatory capital requirements. In addition to these regulatory capital requirements, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business. See Note 11 to our condensed consolidated financial statements for a further discussion of these regulatory requirements.

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

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available and the available borrowings under our 2006 Credit Agreement, will be sufficient to fund our operations for at least the next twelve months. In September 2006, we entered into an agreement that increased the maximum permitted borrowings under the 2006 Credit Agreement by $25.0 million to $160.0 million. Subsequent to September 30, 2006, we borrowed $86.0 million under the 2006 Credit Agreement to fund the acquisition of substantially all of the North American brokerage operations and assets of Amerex Energy. See Note 15 to the Condensed Consolidated Financial Statements for further discussion on the Amerex Energy Acquisition. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Commitments

Our contractual obligations and off-balance sheet entities are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2005 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those obligations or arrangements during the nine months ended September 30, 2006. Subsequent to September 30, 2006, we borrowed $86.0 million under the 2006 Credit Agreement to fund the acquisition of substantially all of the North American brokerage operations and assets of Amerex Energy.

We have various unconditional purchase obligations. Certain of these obligations are for the purchase of quotes from a number of information service providers during the normal course of business. As of September 30, 2006, we had total purchase commitments for quotes of approximately $13.5 million, with $11.1 million due within the next twelve months and $2.4 million due between one to two years.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at September 30, 2006.

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

Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. The Company will be required to recognize in its financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC Staff believes registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relative quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first fiscal year ending after

November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements and does not anticipate it will be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2005 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2006.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the nine months ended September 30, 2006.

At September 30, 2006, we had outstanding foreign exchange derivative contracts to purchase and sell foreign currency that qualified as foreign currency cash flow hedges under SFAS 133 with notional amounts translated into U.S. Dollars of $35.4 million. At September 30, 2006, the net fair value of these contracts was minimal. At September 30, 2006, if the Euro strengthened by 10% against the U.S. Dollar and the U.S. Dollar strengthened by 10% against the British Pound, it would decrease the fair value of these contracts and, as a result, accumulated other comprehensive income would decrease by approximately $0.8 million, net of tax.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the U.S. Dollar strengthened by 10% against the British Pound and the Euro strengthened by 10% against the U.S. Dollar, the net impact to our net income would have been a reduction of approximately $2.4 million.

ITEM 4.                CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting and determined that there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.        RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2005 Form 10-K. See “Risk Factors” in Part I, Item 1A of our 2005 Form 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our 2004 Equity Incentive Plan, we allow employees to elect to have us withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of common stock by us on the date of withholding. During the quarter ended September 30, 2006, we withheld shares of common stock to satisfy tax withholding obligations as follows:

Date	No. of Shares	Average Market Price
July	196	$57.36
August	5,383	$46.50
September	5,418	$50.88

ITEM 6.                EXHIBITS

Exhibits:

Exhibit No.	Description
10.1.1	Lender Joinder Agreement, dated September 21, 2006, to the Credit Agreement among GFI Group Inc., GFI Holdings Limited, Bank of Montreal and Bank of America, N.A.
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November, 2006.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
10.1.1	Lender Joinder Agreement, dated September 21, 2006, to the Credit Agreement among GFI Group Inc., GFI Holdings Limited, Bank of Montreal and Bank of America, N.A.
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).