Form 10-K
period 2006-12-31
GFI Group Inc.
filed 2007-03-01
CIK 1292426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒      No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $819,900,539 based upon the closing sale price of $53.95 as reported on the Nasdaq Stock Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2007
Common Stock, $0.01 par value per share	28,696,263 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its annual shareholders’ meeting to be held on June 13, 2007 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Forward Looking Statements

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•       the risks and other factors described under the heading “Risk Factors” in Part I—Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K;

•       expansion and growth of our operations generally or of specific products or services;

•       our ability to attract and retain key personnel, including highly qualified brokerage personnel;

•       our entrance into new brokerage markets, including investments in establishing new brokerage desks;

•       competition from current and new competitors;

•       our ability to keep up with rapid technological change and to continue to develop and support our electronic brokerage systems in a cost-effective manner;

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

•       the maturing of key markets and any resulting contraction in commissions;

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

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Item 7—Managements Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere is this Annual Report on Form 10-K, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities Exchange Commission (the “SEC”) and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.                BUSINESS

Our Business

Introduction

We are a leading inter-dealer broker specializing in over-the-counter (“OTC”) derivatives products and related securities. We founded our business in 1987 and were incorporated under the laws of the State of Delaware in 2001 to be a holding company for our subsidiaries. We provide brokerage services and data and analytics products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. We function as an intermediary on behalf of our brokerage clients by matching their trading needs with counterparties having reciprocal interests. We focus primarily on the more complex, and often less liquid, markets for sophisticated financial instruments, primarily OTC derivatives, that offer an opportunity for strong growth and higher commissions per transaction than the markets for more standardized financial instruments. We have been recognized by various industry publications as a leading provider of inter-dealer brokerage services for certain products in the credit, financial, equity and commodity markets on which we focus.

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

At December 31, 2006, we had 175 brokerage desks and 932 brokerage personnel (consisting of 821 brokers and 111 trainees and clerks) serving over 2,000 brokerage and data and analytics clients, including leading commercial and investment banks, through our principal offices in New York, Sugar Land (TX), Englewood (NJ), London, Paris, Hong Kong, Tokyo, Singapore and Sydney.

The Company’s only operating segment consists of its brokerage and analytic and market data operations. This segment operates across domestic and international markets. Substantially all of the Company’s identifiable assets are in North America and Europe. For information on our revenues by geographic region see Note 20 to the Consolidated Financial Statements.

Website Access to Reports

Our Internet website address is www.gfigroup.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; and our Current Reports on Form 8-K; our proxy statements on Schedule 14A, Forms 3, 4 and 5 filed on behalf of directors and executive officers; and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains our reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC at http://www.sec.gov.

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

Our Industry

On most business days, trillions of dollars in securities, commodities, currencies and derivative instruments are traded around the world. These products range from standardized financial instruments, such as common equity securities and futures contracts, that are typically traded on exchanges, to more complex, less standardized instruments, such as OTC derivatives, that are typically traded between institutional dealers, which are primarily global investment banks and money center banks. Buyers and sellers of exchange-traded financial instruments benefit from the price transparency and enhanced liquidity provided by liquidity facilitators, such as market makers and specialists, who participate in those markets. Buyers and sellers of many OTC instruments, on the other hand, frequently rely on an inter-dealer broker to facilitate liquidity by gathering pricing information and identifying counterparties with reciprocal interests.

Market Evolution

We define a liquid financial market as one in which a financial instrument is easy to buy or sell quickly with minimal price disturbance. The liquidity of a market for a particular financial product or instrument depends on several factors, including:  the presence of a number of market participants and facilitators of liquidity, the availability of pricing reference data, and the availability of standardized terms. Liquid markets are characterized by substantial price competition, efficient execution and high trading volume. While a market for an exchange-traded instrument is ordinarily liquid, some large OTC markets, such as the market for U.S. treasury securities, are also highly liquid. In such liquid, OTC markets, commissions are generally lower because there are often numerous, readily identifiable buyers and sellers causing the traditional telephonic brokerage services of inter-dealer brokers to be less essential and to command less of a premium.

Less liquid markets are characterized by fewer participants, less price transparency and lower trading volumes. Complex financial instruments that are traded OTC are often less commoditized and are traded primarily by more sophisticated institutional buyers and sellers. In a less liquid market, an inter-dealer broker can provide greater value to the efficient execution of a trade by applying its market knowledge to locate a number of bids and offers so that buyers and sellers may find counterparties with which to trade, which can be especially helpful for large or non-standardized transactions. An inter-dealer broker ordinarily accomplishes this by contacting potential counterparties directly by telephone or electronic messaging and, in an increasing number of cases, market participants post prices and may execute transactions via proprietary trading technology provided by the inter-dealer broker. In addition, in a less liquid market with fewer participants, disclosure of the intention of a participant to buy or sell could disrupt the market and lead to poor pricing. By using an inter-dealer broker, the identities of the transaction parties are not disclosed in many transactions until the trade is consummated and, therefore, market participants better preserve their anonymity. For all these reasons, in a less liquid market, an inter-dealer broker can offer important value to market participants.

As a market for a particular financial instrument develops and matures, more buyers and sellers enter the market, resulting in more transactions and more pricing information. In addition, the terms of such financial instrument tend to become more standardized, generally resulting in a more liquid market. In this way, a relatively illiquid market for an instrument may evolve over a period of time into a more liquid market. As this evolution occurs, the characteristics of trading, the preferred mode of execution and the size of commissions that inter-dealer brokers charge, may also change. In some cases, as the market matures, an inter-dealer broker may provide a client with an electronic screen or system that displays the most current pricing information. In addition, a market may have some characteristics of both more liquid and less liquid markets, which requires an inter-dealer broker to offer integrated telephonic and electronic brokering. We refer to this integrated service as hybrid brokerage. In some cases, hybrid brokerage involves coupling traditional broker-executed services with various electronic enhancements, such as electronic communications, price discovery tools and order entry. In other cases, hybrid brokerage involves full electronic execution supported by telephonic communication between the broker and their clients.

The Derivatives Market

Derivatives are increasingly being used by financial institutions, hedge funds and large corporations to manage risk or take advantage of an anticipated direction of a market by allowing holders to guard against gains or declines in the price of underlying financial assets, indices or other investments without having to buy or sell such underlying assets, indices or other investments. The underlying asset, index or other investment may be, among other things, a physical commodity, an interest rate, a stock, an index or a currency. Derivatives are commonly used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by large corporate and sovereign debtors and changes in the prices of commodity products. Common types of derivatives include futures, options and swaps. They derive their value based on the inherent value of the underlying asset. According to a survey of its members conducted in 2003 by the International Swaps and Derivatives Association, which we refer to as ISDA, over 90% of the world’s 500 largest companies use derivative instruments to manage and hedge their risks more effectively.

Derivatives are traded both OTC and on exchanges. According to a recent report of the Bank for International Settlements, OTC derivatives accounted for over 81% of the total outstanding global derivatives transactions as of June 2006 (as measured by notional amount). The liquidity of markets for particular OTC derivative instruments varies from highly liquid, such as the market for Eurodollar interest rate derivatives, to illiquid, such as the market for certain customized credit derivatives which are structured to meet specific investor needs.

ISDA also reported in a recent survey of its members that in the first half of 2006, among the derivative instruments surveyed, credit derivatives were the fastest growing segment of the derivatives market with notional amounts outstanding growing 52% over that six month period. The survey stated that at mid-year 2006, notional amounts outstanding of credit derivatives grew to approximately $26.0 trillion from approximately $12.4 trillion at mid-year 2005. This increase represented period-over-period growth of over 109%. Although several exchanges announced plans in 2006 to launch an exchange-traded credit derivative, credit derivatives are currently traded entirely in OTC transactions, either directly or through inter-dealer brokers and other financial institutions.

Furthermore, the number of different derivative instruments is growing as companies and financial institutions develop new and innovative derivative instruments to meet industry demands for sophisticated risk management and complex financial arbitrage. In its 2006 annual survey, Risk magazine identified 120 categories of derivatives, excluding commodity derivatives. Novel derivative instruments often have distinct terms and little or no trading history with which to estimate a price. Markets for new derivative instruments therefore require market intelligence and the services of highly skilled and well-informed brokers and reliable market data and pricing tools.

An example of more novel, OTC derivative instruments would be credit default swaps on asset-backed securities (referred to as ABCDS). These instruments allow investors to take or offset risk of default in the asset-backed securities market, which includes securities backed by home equity and commercial real estate loans, credit card receivables and loans for automobiles, recreational vehicles and boats. Another example of an innovative and complex OTC derivative instrument is carbon emissions options, which allow trading houses and other market participants to take or offset their exposure in the fast growing European market for carbon dioxide emissions allowances under the European Union Emissions Trading Scheme, or

ETS. The ETS permits European-based companies that exceed individual carbon dioxide emissions targets to purchase emissions allowances from companies that emit less than their emissions targets.

Our Market Opportunity

We believe the markets for financial instruments, especially the markets for derivative instruments, present us with the following opportunities to provide value to our clients:

Need for efficient execution in both liquid and less liquid markets.   While the use of execution technology is becoming more common in the inter-dealer brokerage industry, only certain highly liquid and standardized financial instruments may be fully traded electronically in an efficient manner. More complex OTC products, such as derivatives, typically require telephonic brokerage to provide market intelligence to clients and to aid the execution process. We believe that inter-dealer brokers who provide a combination of telephonic and electronic brokerage services are better positioned to meet the particular needs of the markets in which they operate than competitors that cannot offer this combination of services.

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

Increasing industry consolidation.   Historically, the inter-dealer brokerage industry consisted of a number of small and mid-sized private companies that used traditional telephonic brokerage methods to serve their clients and to compete against each other in various product categories. The industry has begun to consolidate in recent years, in part, due to the increasing importance of technology, including electronic execution, integrated trade processing and analytics and market data. Through acquisitions, larger inter-dealer brokers with access to capital have been better positioned to make the investments necessary to supply their clients with this technology. We believe that inter-dealer brokers with developed technology resources which enhance brokerage execution and pre-and post-trade analysis and processing are better able to recruit and retain the most capable brokers. As a result of these trends, smaller inter-dealer brokers may find it harder to compete and several have been acquired by larger inter-dealer brokers with developed technological capabilities and better access to capital. We believe that the continued

consolidation of the industry provides an opportunity for these larger inter-dealer brokers to strategically expand their businesses to better serve evolving client demands.

Our Competitive Strengths

We believe our principal competitive strengths are the following.

Strong Brand and Leading Position in Key Markets.   We believe that over our twenty year history, we have successfully created value in our brand that our clients associate with high quality services in the markets on which we focus. Our leadership in these markets, such as the markets for certain credit and equity derivatives, foreign exchange options and commodity products, has been recognized by rankings in industry publications such as Risk magazine, FX Week and Energy Risk magazine. In an annual survey of dealers and brokers conducted by Risk magazine, we have been ranked as the leading broker in more categories of credit derivatives than any other inter-dealer broker over the last eight years. In its 2006 annual survey, Risk magazine also ranked us as a leading broker in credit default swaps and numerous currency, energy and equity derivative markets. In addition, our Fenics® FX option analysis product is a leading analytic tool in the foreign exchange market.

We believe our leading positions in these markets provide us with greater access to market and pricing information, including a broad selection of proprietary market data that we are able to provide to our clients. In addition, we believe that our leading market share in key OTC markets, such as credit derivatives, and our ability to use technology to track such market data, enables us to provide market participants with better analytical insight into correlated movements in related securities of a single issuer or related issuers or indexes in the credit derivative, bond and equity markets. In addition, we believe that, because of these leading market positions and differentiated technological capabilities, we are better positioned, compared to many of our inter-dealer competitors, to serve the growing needs of clients who are pursuing sophisticated capital structure arbitrage strategies and correlation-based trading.

Ability to Identify and Develop High Growth, Less Liquid Markets.   We focus primarily on complex and innovative financial markets where liquidity is harder to achieve and, therefore, our services are more valuable to market participants. We believe these markets offer an opportunity for growth to inter-dealer brokers that move early to foster liquidity. We seek to anticipate the development and growth of markets for evolving, innovative financial products in which we believe we can garner a leading market position and enjoy higher commissions. For example, we entered the credit derivatives market in 1996 at a time when we believed the market showed promise but had only modest activity. According to the British Bankers’ Association, the size of the global credit derivatives market was only $180 billion in 1997 (measured by notional amount outstanding). According to ISDA, notional amounts outstanding of credit derivatives have grown to $26.0 trillion at mid-year 2006, a compounded annual growth rate of over 79% for that eight and a half year period. We believe our familiarity with the needs of such rapidly growing markets and our experience with complex product structures allow us to better serve clients in high-growth, less liquid markets than many of our competitors.

Hybrid Brokerage Platforms.   We seek to tailor our use of electronic trading and other technology to the transactional nuances of each specific market. While the more complex, less liquid markets on which we focus often require significant amounts of personal and attentive service from our brokers, some of our other markets may benefit from the introduction of electronic brokerage platforms. Depending on the needs of the individual markets, we offer a hybrid approach to our clients that combines a range of electronic and telephonic trade execution services. For example, our clients may choose between utilizing our GFI CreditMatch® or GFI ForexMatch™ electronic trading platforms to trade credit derivatives or foreign exchange options entirely on screen or executing the same transaction over the telephone through our brokers. We also believe we add value for clients who trade in complex financial markets by offering data and Fenics® analytics products for decision support. We seek to establish data communication and

“straight-through-processing” connections with our clients’ settlement, risk management and compliance operations in order to better serve their needs and to strengthen our relationships with them. Straight-through-processing generally involves the use of technology to automate the processing of financial transactions, from execution to settlement, in order to minimize human error, reduce operational costs and time, and enhance transaction information and reporting. We believe our hybrid brokerage approach provides us with a competitive advantage over competitors who do not offer this technology.

Quality Data and Analytics Products.   We are one of the few inter-dealer brokers that offer a broad array of data and analytics products to participants in the complex financial markets in which we specialize. Our data products are derived from the trade data compiled from our brokerage services in our key markets. Our analytics products benefit from the reputation of the Fenics® brand for reliability, ease of use and independence from any large dealer. Our Fenics® tools are used, not only by our traditional brokerage clients, but also by their clients, such as national and regional financial institutions and large corporations worldwide. These products are designed to serve the needs of certain markets for reliable data and trusted analytics tools and are leveraged to enhance our brokerage revenues across market products. We believe that our ability to offer these products helps to support our leadership in our key markets.

Experienced Senior Management and Skilled Brokers and Technology Developers.   We have a senior management team that is experienced in identifying and exploiting markets for evolving, innovative financial instruments. Our founder and chief executive officer, Michael Gooch, has over 20 years of experience in the derivatives markets and our president, Colin Heffron, has been with our company since 1988 and, prior to becoming our president, was instrumental in developing a number of brokerage desks and leading the growth of our European operations. Reporting to them is an experienced management team that includes senior market specialists in each of our product categories. We also employ 821 skilled and specialized brokers, many of whom have extensive product and industry experience. Although the competition for brokers is intense, we have historically experienced low broker turnover, and have been able to effectively hire new brokers and establish new brokerage desks in areas in which we seek to expand our operations. In addition, our in-house technology developers are experienced at developing electronic trading platforms and commercial quality software that are tailored to the needs of certain select markets in which we focus. Our brokers utilize this technology and market information to provide their clients with enhanced services. We believe that the combination of our experienced senior management, skilled brokers and technology developers gives us a competitive advantage in executing our business strategy.

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

Our Strategy

We intend to continue to grow our business and increase our profitability by being a leading provider of brokerage services and data and analytics to the markets on which we focus. We intend to employ the following strategies to achieve our goals.

Maintain and enhance our leading positions in key markets.   We plan to continue leveraging the leading market share and brand recognition that we have developed for a range of derivative instruments and underlying securities in growing credit, financial, equity and commodity markets. We will continue deploying our specialized brokers in higher-margin, OTC markets, such as credit derivatives, and will seek to improve their productivity through technological innovation, such as state of the art electronic brokerage platforms. We intend to provide market participants with analytical insight into correlated movements in related securities of a single issuer or related issuers or indexes in the credit derivative, corporate bond and equity markets. We also intend to continue offering quality data and analytics products in certain select markets requiring reliable decision-support tools. Through these means, we seek to enhance our services in existing markets and deepen long-standing relationships with our global institutional clients.

As part of our efforts to enhance our services in our key markets, we and one of our competitors recently agreed to jointly develop new clearing services for OTC derivative products with The Clearing Corporation, a clearinghouse for derivative instruments, and acquired a minority ownership interest in The Clearing Corporation. We believe our investment will complement our hybrid electronic brokerage platforms and straight-through-processing capabilities. Ultimately, we anticipate that centralized clearing will further expand the market for OTC derivative products through added settlement efficiency and reliability.

Continue to identify and develop new products and high-growth markets.   We increased our number of brokerage desks by 25 desks to 175 desks at December 31, 2006 from 150 desks at December 31, 2005 and by 49 desks in 2005 from 101 desks at December 31, 2004. Many of these recent brokerage desks cover the less commoditized, newer high-growth markets in which we specialize or cover markets that are complementary to those markets. Combined, the revenue of brokerage desks opened or restructured since the beginning of 2005 represented 19.1% of our total revenues for the year ended December 31, 2006. It is often our practice to establish new brokerage desks through the strategic redeployment of experienced brokers from established brokerage desks and through the selective hiring of new brokers or trainees. Individual brokerage desks are separately tracked and monitored in an effort to drive performance. We will continue to focus on identifying high growth markets where liquidity is more valuable, thereby yielding early-mover opportunities. We also intend to continue to expand our presence in Europe and in the Asia-Pacific markets, where we believe there are opportunities to increase our revenues. As part of this effort, we commenced operations in Paris in 2006 and expect to begin operations in Korea and South Africa in 2007.

Continue to pursue new customers and diverse revenue opportunities.   We offer our products and services in a diverse range of financial markets and geographic regions and to hundreds of institutional customers. We believe this diversity will likely lessen the impact to us of a downturn in any particular market or geographic region. We will look to expand our customer base as an increasing number of sophisticated market participants, such as large hedge funds, look to participate in wholesale markets for the execution of derivative transactions. We also intend to continue managing our business with the goal of maintaining the diversity of our revenues. On a geographic basis, approximately 44% of our total revenues for the year ended December 31, 2006 were generated by our European operations, 47% was generated by our North American operations and 9% was generated by our operations in the Asia-Pacific region. Additionally, for the year ended December 31, 2006, no one customer accounted for more than approximately 6.5% of our total revenues from all products, services and regions, and our largest brokerage desk accounted for 6.0% of total revenues.

Leverage infrastructure and technology to improve margins.   We intend to continue to invest in the use and development of technology, including the development of proprietary electronic trading platforms, to further enhance broker productivity, increase customer and broker loyalty and improve our competitive position and market share. During 2006, we saw substantial growth in the use of our GFI CreditMatch®

electronic trading platform in Europe and more recently launched fully electronic trading of cash corporate bonds in Europe alongside credit derivatives. In addition, we have developed and are continuing to introduce GFI ForexMatch™, a browser-based electronic platform for foreign exchange products. We believe that as the usage of these systems becomes more widespread, we will be able to increase broker productivity. Moreover, where possible, we plan to continue to install “straight-through-processing” connections with our clients’ settlement, risk management and compliance operations, in order to better serve their needs and to provide us with additional opportunities to increase our revenue. At the same time, we continue to work on ways to improve our ability to leverage our operations, infrastructure and other support areas, such as our executive and finance departments, to create cost efficiencies and improve margins.

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

As part of our general acquisition strategy, in October 2006, we acquired substantially all of the North American brokerage operations and assets of the following Texas limited partnerships (collectively, “Amerex Energy”): Amerex Natural Gas I, Ltd., Amerex Power Ltd., Amerex Emissions, Ltd., and Amerex Retail Energy Services, Ltd. for $86.4 million, including cash acquired of $2.1 million and $0.5 million in direct costs related to the acquisition, consisting primarily of legal and other professional fees. We believe that our increased presence in the United States energy market is timely because of current volatility and uncertainty in world energy markets. We also believe the acquisition of Amerex is complementary to our existing commodity, energy and shipping brokerage services. We added ten energy-related desks from Amerex, including Natural Gas Basis, Natural Gas Daily, Natural Gas Options, East Power, East Short Term Power, West Power, West Short Term Power, ERCOT, Environmental Commodities and Retail Energy Management. We believe that the acquisition will provide us with a major established presence in the Houston, Texas energy markets, which we view as crucial to servicing the traditional U.S. energy industry participants.

Our Market Focus

Our brokerage operations focus on a wide variety of credit, financial, equity and commodity instruments around the world. Within these markets, we focus on the more complex, less liquid markets for sophisticated financial instruments, primarily OTC derivatives. OTC derivatives are generally structured as forwards, swaps or options. A forward is an agreement between two parties to exchange assets or cash flows at a specified future date at a price agreed on the trade date. A swap is an agreement between two parties to exchange cash flows or other assets or liabilities at specified payment dates during the agreed-upon life of the contract. An option is an agreement that gives the buyer the right, but not the obligation, to buy or sell a specified amount of an underlying asset or security at an agreed upon price on, or until, the expiration of the contract. We also support and enhance our brokerage operations by providing trading platforms and straight-through processing connections where applicable.

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

We generate revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, we act as a “middleman” by serving as counterparty for an identified buyer and an identified seller in matching reciprocal back-to-back trades. These transactions are then settled through clearing institutions with which we have a contractual relationship. Because the buyer and seller each settle their transactions through us rather than with each other, the parties are able to maintain their anonymity. A limited number of our brokerage desks are allowed to enter into unmatched principal transactions for the purpose of facilitating a customer’s execution needs for transactions initiated by such customers, adding liquidity to a market or attracting additional order flow. These unmatched positions are intended to be held short term.

Credit Products.   We provide brokerage services in a broad range of credit derivatives, bond instruments and other related credit products. The most common credit derivative, a credit default swap, was developed by global banks during the early 1990s. A credit default swap is essentially like an insurance contract, in which the insured party pays a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller makes a payment to the buyer if there is a credit default or other specified credit event with respect to the issuer of the underlying credit instrument referenced in the credit default swap. The credit default swap market has evolved from trading simple single-entity credit default swaps to a range of customized product structures and index products, allowing investors greater flexibility in tailoring credit positions that correspond to their desired risk level.

Offices in New York, London, Sydney, Hong Kong, Singapore and Tokyo each provide brokerage services in a broad range of credit derivative products that include single-entity credit default swaps, emerging market credit default swaps, credit indices, options on single-entity credit default swaps, options on credit indices and credit index tranches. We also provide brokerage services in markets for a range of non-derivative credit instruments, such as investment grade corporate bonds, high yield corporate bonds, emerging market Eurobonds, bank capital preferred shares, asset-backed bonds and floating rate notes. Our presence in corporate bonds and equities allows us to compile data on a single issuer from each of the bond, equity and credit derivative markets and to provide investors with analytical insight into a single issuer or related issuers. We support our credit brokerage with GFI CreditMatch®, our electronic trading platform that provides trading, trade processing and straight-through-processing functionality to our clients. Consistent with our hybrid brokerage model, clients may choose between utilizing GFI CreditMatch® to trade certain credit derivative products entirely on screen or executing the same transaction over the telephone through our brokers.

Financial Products.   We provide brokerage services in a range of financial instruments, including foreign exchange options, exotic options and interest rate swaps. Exotic options include non-standard options on baskets of foreign currencies, forward contracts and non-deliverable forward contracts, which are forward contracts that do not require physical delivery of the underlying asset. For these products, we offer telephonic brokerage services in our New York, London, Hong Kong, Singapore and Sydney offices, augmented in select markets with our GFI ForexMatch™ trading platform. We also offer a straight-through-processing capability that automatically reports completed telephonic and electronic transactions directly to our clients’ position-keeping systems and provides position updates. This processing capability covers currency option trades executed through our worldwide brokerage desks. Our New York office focuses on providing brokerage services for foreign exchange option trading among the U.S. Dollar, the Japanese Yen and the Euro, which are referred to as the G3 currencies, as well as foreign exchange options, forward contracts and non-deliverable forward contracts and interest rate swaps for certain U.S., Canadian and Latin American currencies. Our New York office also offers bond options, swap options and corporate and emerging market repo brokerage services. Our London office also covers foreign exchange option trading in the G3 currencies along with nearly all European cross currencies, including the Russian Rouble and Eastern European currencies, for which we provide brokerage services for forwards and non-deliverable forwards. In addition, our London office offers European and corporate repo and currency basis and dollar swaps brokerage services. Our brokers in Singapore provide brokerage services for foreign exchange currency options, non-deliverable forwards and interest rate swaps for regional and G3 currencies. Our Hong Kong office provides regional currency and interest rate swap services. Our Sydney office brokers foreign exchange currency options for the Australian dollar for our customers in Australia.

Equity Products.   We provide brokerage services in a range of equity products, including U.S. domestic equity, international equity, equity derivatives and Global Depositary Receipts (“GDRs”) and American Depositary Receipt (“ADRs”) stocks. We offer telephonic equity brokerage services from our brokerage desks in New York, London, Paris, Hong Kong, Tokyo and, where appropriate, our electronic trading platforms. Through our various offices we broker trades in the OTC market as well as certain exchange-traded securities. Our London office provides brokerage services in equity index options, single stock options, global depository receipts, Pan-European equities and Japanese equity derivatives. From our Hong Kong office, we offer brokerage services in GDRs and ADRs for Hong Kong, Korean and Japanese equity derivatives. Our New York office provides brokerage services in single stock cash equities, single stock options, index options, sector options, equity default swaps, variance swaps, total return swaps and ADRs. In the first quarter of 2006, our Paris office began providing brokerage services in financial futures, cash equities and single stock and equity index options. Our Tokyo office provides services in Japanese single stock and index options. Through our various subsidiaries, we are members of the following exchanges: International Securities Exchange, Chicago Mercantile Exchange (non-member firm), London Stock Exchange, Eurex, Euronext.liffe, Baltic Exchange and IntercontinentalExchange.

Commodity Products.   We provide brokerage services in a wide range of commodity products, including oil, natural gas, biofuel, electricity, wet and dry freight derivatives, precious metals, coal, weather derivatives, property derivatives, emissions and pulp and paper. As a result of our October 2006 acquisition of the North American operations of Amerex, based in Sugar Land, Texas, we added ten energy-related desks, including Natural Gas Basis, Natural Gas Daily, Natural Gas Options, East Power, East Short Term Power, West Power, West Short Term Power, ERCOT, Environmental Commodities and Retail Energy Management. Through a partnership with A.C.M. Shipping Limited, we offer hybrid telephonic and electronic brokerage of wet freight derivatives in London, Singapore and New York. Wet freight derivatives allow oil companies, ship owners and other users of wet freight cargo capacity to better manage volatile shipping costs for their products by effectively locking in the cost of shipping future product. We provide extensive brokerage services for both cash-based and derivative instruments in energy products such as electricity, natural gas and weather derivatives. Weather derivatives allow utilities, agri-businesses and other weather-affected businesses to better manage risks associated with changes in weather patterns. For example, a utility may purchase a weather derivative from a financial institution in order to guard against the risk that unseasonably cool summer weather will result in lower energy consumption by its clients. Our London office provides energy product brokerage services in many European national markets, including for electricity, oil, coal and emissions. In London, our telephonic brokerage capabilities are augmented with electronic brokerage capabilities that enable our clients to trade electricity, coal, and wet and dry freight derivatives on a trading platform we license from a third party. From our New York office, we provide brokerage services in natural gas, oil and electricity in numerous U.S. regional electricity markets. Our Singapore office brokers dry freight derivatives and oil derivatives.

Through collaboration with certain divisions of CB Richard Ellis Group Inc., we provide and continue to develop brokerage services in European and U.S. real estate derivatives. The collaboration in the U.K. is now a leader in the growing property derivatives market. In addition, through a joint venture with Colliers International, we provide brokerage services in Hong Kong property derivatives. Real estate derivatives allow companies and other investors to hedge or speculate on the value of real estate, as measured by an industry index, without buying or selling actual properties. Transactions typically take the form of a total return swap, exchanging the property return for a currency interest rate plus a fixed spread.

We are a member of ConfirmHub, LLC, a company that has developed a system for electronic trade confirmations for the North American energy markets. Through this membership, we and other members of ConfirmHub are able to offer electronic trade confirmations through a single secure connection in a standard format. Over fifty large energy trading companies currently subscribe to ConfirmHub.

We provide brokerage services in pulp, recycled, printing, writing and packaging paper products, including a full range of derivative instruments for such products. From our brokerage desks in New York, London and Sydney, we also serve the global precious metals markets with brokerage in spot, forward, swap and options contracts focusing on gold, silver, platinum and palladium.

Data and Analytics.   In selected markets, we license market data and analytics products that are used to build pricing models, develop trading strategies and to manage, price and revalue derivative portfolios. These products are sold on a subscription basis through a dedicated sales team.

We provide market data in the following product areas:  foreign exchange options, credit derivatives, European repurchase agreements, emerging market bonds, European and North American energy commodities. We make our data available through a number of channels including streaming web portals, file transfer protocol downloads, Fenics analytical tools and data vendors. Revenue from market data products consists of up-front license fees and monthly subscription fees and individual large database sales. In addition, we have data distribution relationships with Reuters, Bloomberg and Quick who license our data for distribution to their global users.

We currently offer our Fenics® analytics products primarily for the foreign exchange option markets, and, to a lesser extent, for certain precious metals, credit derivatives, energy derivatives, property derivatives and wet and dry freight markets. Fenics FX is a leading foreign exchange option pricing and analysis tool that is licensed for use at hundreds of sites globally. Fenics FX provides an array of tools, math models and independent market data that permits clients to quickly and accurately price and revalue both standard and exotic foreign exchange options. Fenics FX can also be integrated with most aspects of a client’s trading infrastructure, and allows clients to control, monitor and more effectively oversee each stage of foreign exchange option trading.

In 2006, we extended our foreign exchange option products to include an e-commerce foreign exchange execution platform called Fenics dealFX. Built in conjunction with one of the world’s leading foreign exchange dealers, this trading solution facilitates on-line trading of foreign exchange options between our clients and their customers. We retained certain of the intellectual property rights on this product and we may seek to implement this solution for other dealers in the future. This project brought together our Fenics FX capability with our experience in developing on-line trading platforms.

Our Clients

As of December 31, 2006, we provide brokerage services and data and analytics products to over 2,000 institutional clients, including leading investment and commercial banks, large corporations, insurance companies and hedge funds. Notwithstanding our large number of clients, several dozen large financial institutions generate the majority of our brokerage revenues. The dealers that are our principal brokerage clients are many of the leading financial institutions in the world, including:  Barclays Bank, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Lehman Brothers, Merrill Lynch, Morgan Stanley and UBS. Despite the importance of these large financial institutions to our brokerage business, no one client accounted for more than approximately 6.5% of our total revenues from all products and services globally for the year ended December 31, 2006.

Sales and Marketing

In order to promote new and existing brokerage, data and analytics software services, we utilize a combination of our own marketing and public relations expertise and external advisers in implementing selective advertising and media campaigns. We participate in numerous trade-shows to reach potential brokerage, data and technology clients. We also utilize speaking opportunities to position key brokers and specialists as market experts and help promote our core products and services. Additionally, we market our brokerage services through the direct interaction of our brokers with their clients. This direct interaction also permits our brokers to discuss new product and market developments with our clients. Our data and analytics products are actively marketed through a dedicated sales and support team. As of December 31, 2006, we employed 50 sales, marketing and customer support professionals, consisting of 33 sales employees and executives, 6 marketing employees and 11 customer support employees. Our sales force calls on a broad range of clients including traders, risk managers, sales staff, analysts and e-commerce specialists at banks, hedge funds, fund managers, insurance companies and treasurers in large corporations.

Technology

Brokerage Technology.   We employ a technology development philosophy that emphasizes state-of-the-art technology with cost efficiency in both our electronic trading platforms, such as GFI CreditMatch® or GFI ForexMatch™, and our data and analytics products. We take a flexible approach by developing in-house, purchasing or leasing technology products and services and by outsourcing support and maintenance where appropriate to manage technology expense more effectively. For each market in which we operate, we seek to provide the optimal mix of electronic and telephonic brokerage.

We offer our products and services through a global communications network that is designed to ensure secure, reliable and timely access to the most current market information. We provide our clients with a variety of means to connect to our brokers and trading platforms, including dedicated point-to-point data lines, virtual private networks and the Internet.

We are working with an increasing number of our clients to implement straight-through-processing between our trading platforms and the systems used by our clients to record, report and store transaction data. These efforts seek to automate large parts of the trade reporting and settlement process, thereby reducing errors, risks and costs traditionally associated with post-trade activities. We may also develop or customize trading systems for our customers.

Market Data and Analytics Products Technology.   Our market data and analytics products are developed internally using advanced development methodologies and computer languages. Through years of developing Fenics products, our in-house software development team is experienced in creating simple, intuitive software for use with complex derivative instruments.

Support and Development.   At December 31, 2006, we employed a team of 192 computer, telecommunication, network, database, client support, quality assurance and software development specialists. The activities of our development staff are split approximately evenly between infrastructure support services and software development. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our clients and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

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

We pursue registration of some of our trademarks in the United States and in other countries. “GFI Group,” “GFInet,” “Fenics,” “GFI CreditMatch,” “Amerex” and “Starsupply” are registered trademarks in the United States and/or numerous overseas jurisdictions. We have also applied for registration of various other trademarks, including multiple derivations of the “GFI Group,” “GFInet,” “CreditMatch” and “ForexMatch” names.

We have applied for several patents related to our products and services. We believe that no single patent or application or group of patents or applications will be of material importance to our business as a whole.

Competition

Competition in the inter-dealer brokerage industry is intense. Our primary competitors with respect to our OTC brokerage services are currently other inter-dealer brokers and a few electronic brokerage platforms. Additional competition may arise from securities and futures exchanges. Our primary competitors for our data and analytics products are currently other inter-dealer brokers and data and technology vendors. Certain of our larger market data competitors offer electronic trading platforms for specific products.

Inter-Dealer Brokers.   The current size of the wholesale brokerage market is difficult to estimate as there is little third party, external data on the industry and several participants are private companies and do not publicly report revenues. Historically, the inter-dealer brokerage industry has been characterized by fierce competition for clients and brokers. Over the past several years, the industry has been characterized by the consolidation of well-established, smaller firms into five principal, global inter-dealer brokers: GFI Group Inc., ICAP plc, Tullett Prebon plc, Tradition Financial Services (a subsidiary of Cie Financiere Tradition) and Cantor Fitzgerald and its subsidiaries, BGC Partners Inc. and eSpeed, Inc. We believe this consolidation has resulted from a number of factors, including:  the consolidation of primary institutional dealer clients; pressure to reduce brokerage commissions, particularly in more commoditized products; greater dealer demand for costly technological capabilities; the need to leverage relatively fixed administrative and regulatory costs and, increasingly, greater client demand for market information about correlated financial products. Nevertheless, a number of smaller, privately held firms or consortia that tend to specialize in niche products or specific geographical areas remain in the market.

Exchanges.   Certain derivatives exchanges allow participants to trade standardized futures and options contracts. Major derivative exchanges include the Chicago Mercantile Exchange, the Chicago Board of Trade, International Securities Exchange, IntercontinentalExchange, New York Mercantile Exchange, The Chicago Board Options Exchange, Eurex and Euronext.liffe. Exchange-traded products, unlike the OTC products we focus on, typically contain more standardized terms, are more commoditized, and are typically traded in contracts representing smaller notional amounts. We believe that exchanges will continue to seek to leverage their platforms and attempt to grow by introducing products designed to compete with certain of the products covered by inter-dealer brokers in the OTC marketplace. For example, in 2006, several exchanges announced plans to launch an exchange-traded credit derivative futures contract.

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

U.S. Regulation and Certain Clearing Arrangements.   GFI Securities LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC, and the State of New York, and is a member of the National Association of Securities Dealers (“NASD”). The NASD has recently announced its plans to consolidate its member regulation operations with the regulatory arm of the NYSE Group, forming a new self-regulatory organization which will act as the regulator for all broker-dealers doing business within the U.S. and which is expected to commence operations in 2007. GFI Securities LLC is subject to the regulations of the NASD (or its successor self-regulatory organization) and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, safekeeping of clients’ funds and securities, capital structure, record keeping, supervision and the conduct of affiliated persons, including directors, officers and employees. GFI Securities LLC also operates an electronic trading platform that is regulated pursuant to Regulation ATS under the Securities Act.

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

Several of GFI Securities LLC’s equity and corporate bond brokerage desks have experienced issues relating to reporting trades to the NASD on a timely basis, which is required by NASD rules. In May 2006, this subsidiary was fined $49,500 for issues relating to late trade reporting of trades in 2004 and in August 2006, this subsidiary was fined $37,500 for issues relating to reporting corporate bond transactions and the failure to properly register an individual on the firm’s asset backed securities desk in 2005. This subsidiary has also paid similar fines for late trade reporting in prior years and is currently being reviewed by the NASD for similar issues relating to late trade reporting in 2006. As a result of the foregoing, and after discussion with the NASD, this subsidiary has taken steps designed to improve its ability to report trades in a timely manner. While we believe that these efforts will be effective and diminish or eliminate this problem, we cannot make any assurance that our efforts will be effective. In connection with its current examinations, the NASD may seek to impose further fines on us or seek to take other corrective action.

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

In addition, GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority (“HKMA”). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5.0 million Hong Kong dollars (or approximately $0.6 million). At the time it was registered, GFI (HK) Brokers Ltd. was in compliance with these requirements. However, at December 31, 2006, GFI (HK) Brokers Ltd.’s stockholders’ equity had fallen below the required amount and therefore was not in compliance with this requirement. GFI (HK) Brokers Ltd. discussed this matter with the HKMA and increased its share capital to meet the requirements subsequent to year-end. We do not expect to incur a penalty in connection with this period of non-compliance.

In Tokyo, the Japan Securities Dealers Association (“JSDA”) regulates GFI Securities Limited’s Japanese branch. The JSDA regulates the activities of the officers, directors, employees and other persons affiliated with the branch. This branch is also subject to certain licensing requirements established by the Foreign Securities Firms Law (the “FSFL”). As part of these requirements, GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined, of 50 million Japanese Yen. The branch is also subject to the net capital rule promulgated by the FSFL, which required that net worth plus “brought-in” capital exceed a ratio of 120.0% of relevant expenditure. In addition, GFI Securities Limited is required to maintain a capital base of 1 billion Japanese Yen.

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

Except as discussed above regarding GFI (HK) Brokers Ltd., all of our subsidiaries that are subject to foreign net capital rules were, at December 31, 2006, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders’ equity requirements.

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

Employees

At December 31, 2006, we employed 1,438 people. Of these, 932 are brokerage personnel (consisting of 821 brokers and 111 trainees and clerks), 192 are technology and telecommunications specialists and 50 comprise our data and analytics sales, marketing and customer support professionals. Approximately 48% of our employees are based in North America, 37% are based in Europe and the remaining 15% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruption of operations due to labor disagreements.

ITEM 1A.        RISK FACTORS

Economic, political and market factors beyond our control could reduce trading volumes, securities prices and demand for our brokerage services, which could harm our business and our profitability.

Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. Our business and the brokerage and financial services industry in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. In each of the three years in the period ended December 31, 2006, over 94% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of the following factors, among others, may cause a substantial decline in the U.S. and global financial markets in which we offer our services, resulting in reduced trading volume. These factors include:

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

Declines in the volume of trading in the markets in which we operate generally result in lower revenue from our brokerage business. In addition, although less common, some of our brokerage revenues are determined on the basis of the value of transactions or on credit spreads. Therefore, declines in the value of certain sector or the tightening of credit spreads could result in lower revenue for our brokerage business. Our profitability would be adversely affected by a decline in revenue because a portion of our costs are fixed. For these reasons, decreases in trading volume or declining prices or credit spreads could have an adverse effect on our business, financial condition or results of operations.

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

The financial services industry generally, and the inter-dealer brokerage businesses in which we are engaged in particular, are very competitive, and we expect competition to continue to intensify in the future. Some of the companies with which we compete are better capitalized than we are and have greater financial, technical, marketing and other resources than we have. Our current and prospective competitors include:

•       other large inter-dealer brokerage firms;

•       small brokerage firms that focus on specific products or regional markets, including firms that feature electronic brokerage transaction platforms;

•       securities, futures and derivatives exchanges and electronic communications networks; and

•       other providers of data and analytics products.

Some of our competitors offer a wider range of services, have broader name recognition and have larger client bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can, and may be able to undertake more extensive marketing activities. Our competitors may also seek to hire our brokers, which could result in a loss of brokers by us or in increased costs to retain our brokers. In addition to the competitors described above, our large institutional clients may increase the amount of trading they do directly with each other rather than through us, or they may decrease their trading of certain OTC products in favor of exchange-traded products. In either case our revenues could be adversely affected. In particular, several large market data and information providers currently offering varying forms of electronic trading of the types of financial instruments in which we specialize are expanding their current, or are developing new, electronic trading platforms. If we are not able to compete successfully in the future, our business, financial condition and results of operations would be adversely affected.

We have experienced intense price competition in our brokerage business in recent years. Some competitors may offer brokerage services to clients at lower prices than we are offering, which may force us to reduce our prices or to lose market share and revenue. In addition, we focus primarily on providing brokerage services in less liquid markets for complex financial instruments. As the markets for these instruments become more liquid, we could lose market share to other inter-dealer brokers, exchanges and electronic multi-dealer brokers who specialize in providing brokerage services in more liquid markets. We increasingly compete with exchanges for the execution of trades in certain products, mainly in derivatives such as options. If a financial instrument for which we provide brokerage services becomes listed on an exchange or if an exchange introduces a competing product to the products we broker in the OTC market, the need for our services in relation to that instrument could be significantly reduced. Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads.

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

We may not be successful in our efforts to recruit and retain brokerage personnel. If we fail to attract new personnel or to retain and motivate our current personnel, or if we incur increased costs associated with attracting and retaining personnel (such as sign-on or guaranteed bonuses to attract new personnel or retain existing personnel), our business, financial condition and results of operations may suffer.

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

In addition, due to the regulated nature of some of our businesses, some of our executive officers, or other key personnel could become subject to suspensions or other limitations on the scope of their services to us from time to time. If we lose the services of any executive officers or other key personnel, we may not be able to manage and grow our operations effectively, enter new brokerage markets or develop new products and our revenues, reputation, business or brand name could be adversely affected. We maintain “key person” life insurance policies on Michael Gooch and Colin Heffron, but we do not have any such policies for our other officers or personnel.

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

We provide services and products to clients in Europe, Asia and Australia through offices in London, Paris, Hong Kong, Singapore, Sydney and Tokyo and we may seek to further expand our operations throughout these regions in the future. For example, in 2007, we intend to provide services and products from offices in South Africa and Korea. On a geographic basis, approximately 44% and 42% of our total revenues for the years ended December 31, 2006 and 2005, respectively, were generated by our European operations, 47% and 50%, respectively, were generated by our North America operations and 9% and 8%, respectively, were generated by our operations in the Asia-Pacific region. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

•       additional regulatory requirements;

•       tariffs and other trade barriers;

•       difficulties in recruiting and retaining personnel, and managing international operations;

•       potentially adverse tax consequences;

•       adverse labor laws, and

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

We generally provide brokerage services to our clients in the form of either agency or matched principal transactions. As described in further detail in “We have market exposure from unmatched principal transactions entered into by some of our equity and credit product brokerage desks”, we also engage in unmatched principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for our agency brokerage services. Our clients may default on their obligations to us due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could adversely affect our financial condition or results of operations.

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

In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as “out trades,” and they create a potential liability for the involved subsidiary of ours. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations. In addition, the use of fully electronic brokerage platforms can present these risks because of the potential for erroneous entries by our clients or brokers coupled with the potential that such errors will not be discovered promptly.

We have market risk exposure from unmatched principal transactions entered into by some of our equity and credit product brokerage desks.

We allow certain of our brokerage desks to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating clients’ execution needs for transactions initiated by such clients, adding liquidity to a market or attracting additional order flow. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions are held before we dispose of the position.

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

Financial problems experienced by third parties could affect the markets in which we provide brokerage services. In addition, a disruption in the credit derivative market could affect our brokerage revenues.

Problems experienced by third parties could also affect the markets in which we provide brokerage services. For example, in recent years, hedge funds have increasingly begun to make use of credit and other derivatives as part of their trading strategies. As a result, an increasing percentage of our business, directly or indirectly, results from trading activity by hedge funds. Hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. If one or more hedge funds that was a significant participant in a derivatives market experienced similar problems in the future, that derivatives market could be adversely affected and, accordingly, our brokerage revenues in that market could decrease.

In addition, recent reports in the U.S. and U.K. have suggested weaknesses in the way credit derivatives are assigned by participants in the credit derivative markets. Such reports expressed concern that, due to the size of the credit derivative market, the volume of assignments and the suggested weaknesses in the assignment process, one or more significant defaults by corporate issuers of debt could lead to a market-wide disruption or result in the bankruptcy or operational failure of hedge funds or other market participants. If the credit derivative markets experience a market disruption or if there was real or perceived lack of confidence that the credit derivative markets could orderly process one or more significant defaults of corporate issuers of debt, the use of credit derivatives could be reduced and the credit derivative market could be adversely affected and, accordingly, our brokerage revenues in that market could decrease.

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

Our business is subject to increasingly extensive government and other regulation and our relationships with our broker-dealer clients may subject us to increasing regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders. The Securities and Exchange Commission (“SEC”), the NASD, Inc. (“NASD”), and other agencies extensively regulate the U.S. financial services industry, including certain of our operations in the United States. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules made by the Financial Services Authority (“FSA”) in the United Kingdom and set out in the FSA’s Handbook of Rules and Guidance, regulations overseen by the Autorite des Marches Financiers (“AMF”) in France, the Securities and Futures Commission (“SFC”) in Hong Kong, the Monetary Authority of Singapore (“MAS”) in Singapore and the Japanese Securities Dealers Association (“JSDA”) in Japan. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Some aspects of our business are subject to extensive regulation, including:

•       the way we deal with clients;

•       capital requirements;

•       financial and reporting practices;

•       required record keeping and record retention procedures;

•       the licensing of employees;

•       the conduct of directors, officers, employees and affiliates;

•       systems and control requirements;

•       restrictions on marketing, gifts and entertainment; and

•       client identification and anti-money laundering requirements.

If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registrations with the NASD, withdrawal of our authorizations from the FSA or revocation of our registrations with other similar international agencies to whose regulation we are subject. In the past, we have been fined by the NASD for issues relating to late trade reporting. For more details, see “Item 1—Business—Regulations.”

Our authority to operate as a broker in a jurisdiction is dependent on continued registration or authorization in that jurisdiction or the maintenance of a proper exemption from such registration or authorization. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, credit approval, audit and risk management personnel. Our systems and procedures may not be effective. In addition, the continued growth and expansion of our business creates additional strain on our compliance systems and procedures and has resulted, and we expect will continue to result, in increased costs to maintain and improve these systems.

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

For example, the SEC’s Regulation NMS, which was adopted in 2005 and is expected to become effective in 2007, introduces significant changes to the regulation of trading on securities exchanges and marketplaces. While it is too early to predict the impact that Regulation NMS will have, it could result in the imposition of additional compliance costs on the trading businesses of our clients and may alter the environment in which their businesses function, which in turn, could affect our business. Further, in April 2004, the European Union adopted a Directive on Markets in Financial Instruments (“MiFID”). MiFID will replace the Investment Services Directive and is intended to promote a single market for wholesale and retail transactions in financial instruments. Significant aspects of MiFID have yet to be agreed upon at the European level and the deadline for MiFID implementation has recently been revised to late 2007. We continue to monitor developments in this area and the potential impacts they may have on our European businesses.

For a further description of the regulations which may limit our activities, see “Item 1—Business—Regulation.”

Our regulated subsidiaries are subject to risks associated with net capital requirements, and we may not be able to engage in operations that require significant capital.

The SEC, NASD, FSA, JSDA and various other domestic and international regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, a broker-dealer’s net capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by the NASD or withdrawal of authorization from the FSA, which would have a material adverse effect on our business. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our common stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our net capital requirements, see “Item 1—Business—Regulation.”

We are subject to new requirements that we evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act and other corporate governance initiatives that may expose us to certain risks.

As of December 31, 2006, we are subject to the requirements of Section 404 of the Sarbanes-Oxley Act and the applicable Securities and Exchange Commission rules and regulations that require an annual management report on our internal controls over financial reporting. Such report includes, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting, and an attestation report by our independent registered public accounting firm addressing these assessments.

We cannot be certain as to our ability to continue to comply with the requirements of SOX. If we are not able to continue to comply with the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or the Nasdaq Stock Market. In addition, should we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which may have an a material adverse effect on our Company.

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

Our investments in expanding our brokerage and market data and analytics services may not produce substantial revenue or profit.

We have made, and expect to continue to make, significant investments in our brokerage and market data and analytics services, including investments in personnel, technology and infrastructure, in order to pursue new growth opportunities. With respect to our brokerage services, we may not receive significant revenue and profit from the hiring of a new broker or the development of a new brokerage desk or the revenue we do receive may not be sufficient to cover the cost of the signing-bonus or the minimum level of compensation that we may have contractually agreed with a newly hired broker. Even when our personnel hires are ultimately successful, there is typically a transition period before these hires become profitable. Our continued expansion of brokerage personnel to support new growth opportunities results in on-going broker transition periods that could adversely affect the level of our compensation and benefit expense as a percentage of brokerage revenue. With respect to our market data and analytics services, we may incur substantial development, sales and marketing expenses and expend significant management effort to create a new product or service. Even after incurring these costs, we ultimately may not sell any or only small amounts of these products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion initiatives, the up-front costs associated with expansion may exceed revenue and reduce our working capital and income.

We may have difficulty managing our growth effectively.

We have experienced significant growth in our business activities over the last several years, which has placed, and is expected to continue to place, a significant strain on our management and resources. Continued growth will require continued investment in personnel, facilities, information technology infrastructure and financial and management systems and controls and regulatory compliance control. We may not be successful in implementing all of the processes that are necessary to support our growth, which could result in our expenses increasing faster than our revenues, causing our operating margins and profitability to be adversely affected.

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

•       commercial litigation;

•       the up-front costs associated with recruiting brokerage personnel, including when establishing a new brokerage desk, such as significant signing bonuses or contractual guarantees of a minimum level of compensation;

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

•       litigation or other client claims; and

•       regulatory sanctions.

We may experience systems failures from power or telecommunications outages, acts of God, war, terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or similar events. Additionally, our system backup or disaster recovery plans may not be effective. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name. In addition, if security measures contained in our systems are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation may be damaged and our business could suffer.

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

We license software from third parties, some of which is integral to our electronic brokerage systems and our business. These licenses are generally terminable if we breach our obligations under the licenses or if the licensor gives us notice in advance of the termination. If any of these relationships were terminated, or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software. These replacements may not be available on reasonable terms, if at all. A termination of any of these relationships could have a material adverse effect on our financial condition and results of operations.

We operate in a rapidly evolving business and technological environment and we must adapt our business effectively and keep up with rapid technological changes in order to compete effectively.

The pace of change in our industry is extremely rapid. Operating in such a rapid business environment involves a high degree of risk. Our ability to succeed and compete effectively will depend on our ability to adapt effectively to these changing market conditions and to keep up with rapid technological changes.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and other features of our electronic brokerage platform software, network distribution systems and other technologies. The financial services industry is characterized by rapid technological change, changes in use and client requirements and preferences, frequent product and service introductions employing new technologies and the emergence of new industry standards and practices that could render our existing technology and systems obsolete. In more liquid markets, development by our competitors of new electronic trade execution or market information functionality or products that gain acceptance in the market could give those competitors a “first mover” advantage that may make it difficult for us to overcome with our own technology. Our success will depend, in part, on our ability to:

•       develop and license technologies useful in our business;

•       enhance our existing services;

•       develop or acquire new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective clients; and

•       respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of proprietary electronic brokerage platforms and other technology to support our business entails significant technological, financial and business risks. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our services. We may not successfully implement new technologies or adapt our electronic brokerage systems and transaction-processing systems to client requirements or emerging industry standards. We may not be able to respond in a timely manner to changing market conditions or client requirements or successfully defend any challenges to any technology we develop. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could negatively affect our business, financial condition or results of operations.

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

In addition, in the past several years, there has been proliferation of so-called “business method patents” applicable to the computer and financial services industries. There has also been a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until a patent is issued. In light of these factors, it is not economically practicable to determine in advance whether our products or services may infringe the present or future patent rights of others. In addition, although we take steps to protect our technology, we may not be able to protect our technology from disclosure or from other developing technologies that are similar or superior to our technology.

Consolidation among our clients may cause our revenue to be dependent on a smaller number of clients and may result in additional pricing pressure.

Our primary clients are leading financial services institutions. The number of these clients may decrease as a result of large financial institution mergers. While no client accounted for more than approximately 7% and 8% of our total revenues for the years ended December 31, 2006 and 2005, respectively, if our existing clients consolidate and new clients, such as national and regional banks, insurance companies and large hedge funds, do not generate offsetting volumes of transactions, our revenues may become concentrated in a relatively small number of clients. In that event, our revenues may be dependent on our relationships with those clients to a material extent. Furthermore, continued consolidation in the financial services industry could lead to the exertion of additional pricing pressure by our primary clients impacting the commissions we generate from our brokerage services.

Jersey Partners has significant voting power and may take actions that may not be in the best interest of our other stockholders.

Jersey Partners Inc. (“JPI”), together with its subsidiaries, in which our chief executive officer and founder, Michael Gooch, is the controlling shareholder, owns approximately 44% of our outstanding common stock. Our president, Colin Heffron, is also a minority shareholder of JPI. As a result, through JPI, Michael Gooch has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Michael Gooch. This concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to our other stockholders, including actions that may be supported by our board of directors. The trading price for our common stock could be adversely affected if investors perceive disadvantages to owning our stock as a result of this significant concentration of share ownership.

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

In addition, our equity incentive plans contain provisions pursuant to which options or restricted stock units that are unexercisable or unvested may automatically or otherwise become exercisable or vested as of the date immediately prior to certain change of control events. These provisions could have the effect of dissuading potential acquirors from pursuing merger discussions with us.

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

The market price of our common stock has fluctuated in the past and may fluctuate in the future depending upon many factors, including our actual results of operations and perceived prospects and the prospects of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts’ recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations.

Future sales of our shares also could adversely affect the market price of our common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, new or amended equity incentive plans or otherwise, the market price of our common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares of common stock could depress the market price of our common stock.

As of December 31, 2006, we had registered under the Securities Act an aggregate of 944,695 shares of our common stock, which are reserved for issuance upon exercise of outstanding options under our 2000 and 2002 Stock Option Plans. In addition, as of December 31, 2006, we had registered under the Securities Act an aggregate 2,869,256 shares of our common stock issuable under the 2004 Equity Incentive Plan. These shares can be sold in the public market upon issuance, subject to any vesting requirements and restrictions under the securities laws applicable to resales by affiliates. These sales might impact the liquidity of our common stock and might have a dilutive effect on existing stockholders making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our executive headquarters are located at 100 Wall Street, New York, New York 10005, where we occupy approximately 88,000 square feet of leased space, pursuant to a lease between GFI and Beacon Capital Partners, LLC, as amended, that expires on September 30, 2013, unless earlier terminated in accordance with the terms of the lease. Jersey Partners is also liable for our obligations under this lease. Our U.K. offices are located in London at 1 Snowden Street, EC2 2DQ, where we occupy approximately 44,000 square feet pursuant to a lease between us and Broadgate West T5 Limited and Broadgate West T6 Limited that expires on March 31, 2015. We also lease office space to support our brokerage operations in New Jersey, Connecticut, Texas, Paris, Hong Kong, Singapore, Tokyo, Seoul and Sydney.

We believe our facilities will be adequate for our operations for the next twelve months.

ITEM 3.                LEGAL PROCEEDINGS

In the normal course of business, we are and have been party to, or otherwise involved in, litigations, claims and arbitrations that involve claims for substantial amounts. These proceedings have generally involved either competitor claims in connection with new employee hires, or claims from former employees in connection with the termination of their employment from us. We are also involved, from time to time, in examinations, investigations or proceedings by government agencies and self-regulatory organizations. These examinations or investigations could result in substantial fines or administrative proceedings that could result in censure, the issuance of cease and desist orders, the suspension or expulsion of a broker-dealer and its affiliated persons, officers or employees or other similar consequences. There is the potential that one or more of our clients could bring claims against us alleging the occurrence of errors in the execution of brokerage transactions.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

Our common stock has been traded on the Nasdaq Stock Market under the symbol “GFIG” since our initial public offering on January 26, 2005. Prior to that time there was no established public trading market for our common stock. The closing share price for our common stock on February 15, 2007, as reported by on the Nasdaq Stock Market, was $65.56.

As of February 15, 2007, we had approximately 37 holders of record of our common stock.

Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of our common stock as reported on the Nasdaq Stock Market.

	High	Low
Year Ended December 31, 2006
First Quarter	$61.46	$45.45
Second Quarter	65.90	43.54
Third Quarter	58.76	44.54
Fourth Quarter	64.90	52.21

	High	Low
Year Ended December 31, 2005
First Quarter (beginning January 25, 2005)	$28.04	$25.00
Second Quarter	35.60	23.05
Third Quarter	41.57	32.37
Fourth Quarter	51.36	37.75

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

Performance Graph

The following performance graph shows a comparison, from January 25, 2005 (the date our Common Stock commenced trading on The Nasdaq Stock Market) through December 31, 2006, of the cumulative total return for our Common Stock, the Nasdaq Composite Stock Index (CCMP), the Nasdaq Other Financial Index (CFIN) and our Peer Group. The Peer Group is comprised of ICAP plc, Collins Stewart Tullet plc from January 25, 2005 until December 14, 2006 and Tullet Prebon plc from December 15, 2006 through December 31, 2006 (each of which are listed in the U.K.), Cie Financiere Tradition (a Swiss listed company), MarketAxess Holdings Inc. (MKTX), Espeed Inc. (ESPD), the International Securities Exchange (ISE) and the Chicago Mercantile Exchange (CME).

Collins Stewart Tullet plc completed a demerger under U.K. law on December 14, 2006 that resulted in the separate listing of Collins Stewart plc and Tullet Prebon plc. Tullet Prebon plc now comprises the inter-dealer brokerage operations of the former Collins Stewart Tullet plc. In future periods, our Peer Group will include the returns of Tullet Prebon plc from and after December 15, 2006.

The performance graph assumes the value of the initial investment in the Company’s Common Stock, each index and the Peer Group was $100 on January 25, 2005 and that all dividends have been reinvested. Such returns are based on historical results and are not intended to suggest future performance. The returns of each company within the Peer Group have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average. The International Securities Exchange completed its initial public offering on March 8, 2005.

Recent Sales of Unregistered Securities

For the year ended December 31, 2006, we granted a total of 535,487 restricted stock units (“RSUs”) to officers, directors and employees pursuant to our 2004 Equity Incentive Plan. The grant prices of these RSUs ranged from $46.50 to $62.26. These RSUs are to be converted into common stock to be issued to our officers, directors and employees over their respective vesting period, which is generally over three years. These RSUs were granted pursuant to exemptions from registration provided by Rule 701 and/or Section 4(2) under the Securities Act.

Purchase of Equity Securities

Under our 2004 Equity Incentive Plan, we allow employees to elect to have us withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of common stock by us on the date of withholding. During the quarter ended December 31, 2006, we withheld shares of common stock to satisfy tax withholding obligations as follows:

Date	No. of Shares	Average Market Price
October	24,136	$55.36
November	254	$56.56
December	3,786	$59.47

ITEM 6.                SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2006. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the notes thereto contained in this Form 10-K.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands except share and per share data)
Consolidated Statement of Operations Data
Revenues
Brokerage revenues:
Agency commissions	$557,895	$391,583	$262,039	$184,920	$200,492
Principal transactions	151,220	114,417	101,339	65,237	59,359
Total brokerage revenues	$709,115	$506,000	$363,378	$250,157	$259,851
Analytics and market data	18,651	17,395	16,081	13,143	9,615
Contract revenues	6,973	—	—	—	—
Interest income	9,144	4,637	1,578	1,167	1,401
Other income (1)	3,300	5,560	3,983	1,377	4,353
Total Revenues	$747,183	$533,592	$385,020	$265,844	$275,220
Expenses:
Compensation and employee benefits	465,554	327,345	241,847	166,276	174,011
Other expenses	179,832	121,958	100,019	72,219	74,465
Total expenses	645,386	449,303	341,866	238,495	248,476
Income (loss) before provision for income taxes and minority interest	101,797	84,289	43,154	27,349	26,744
Provision for income taxes	40,719	36,186	20,031	12,885	14,470
Net income (loss)	$61,078	$48,103	$23,123	$14,464	$12,274
Earnings Per Share
Basic	$2.15	$1.80	$1.01	$0.63	$0.59
Diluted	$2.09	$1.74	$0.95	$0.61	$0.58
Weighted average number of shares outstanding
Basic	28,345,697	26,245,628	16,049,655	16,049,655	15,786,933
Diluted	29,175,928	27,699,325	24,334,003	23,693,418	21,231,412
Dividends (2)	$—	$—	$—	$—	$4,536

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands except share and per share data)
Consolidated Statement of Financial Conditions Data:
Cash and cash equivalents	$181,484	$144,148	$105,161	$87,299	$63,707
Total assets (3)	$699,609	$576,137	$640,223	$374,809	$276,756
Total debt, including current portion	$90,253	$31,247	$58,841	$47,997	$44,966
Redeemable convertible preferred stock	—	—	$30,043	$30,043	30,043
Total stockholders’ equity	$330,469	$238,252	$53,369	$37,778	$23,142
Selected Statistical Data:
Brokerage personnel headcount (4)	932	777	560	397	366
Employees	1,438	1,151	868	668	655
Number of brokerage desks (5)	175	150	101	78	65
Broker productivity for the period (6)	$836	$778	$757	$648	$721
Brokerage Revenues by Geographic Region:
North America	$326,436	$256,197	$170,438	$102,920	$108,505
Europe	321,308	211,125	172,417	128,743	137,181
Asia-Pacific	61,371	38,678	20,523	18,494	14,165
Total	$709,115	$506,000	$363,378	$250,157	$259,851

(1)             Other income for the year ended December 31, 2002 included $1.4 million from the sale of our treasury repurchase agreement brokerage desk, as well as the receipt during that period of $1.7 million of insurance proceeds resulting from business interruptions in connection with the September 11, 2001 terrorist attacks in New York City.

(2)             In 2002, our subsidiary, GFI Group LLC, paid dividends of $4.5 million to Jersey Partners to compensate it for certain tax liabilities in those periods during which Jersey Partners was the sole member of GFI Group LLC. This payment was related to Jersey Partners’ tax liabilities for the 11-month period ended November 30, 2001.

(3)             Total assets included receivables from brokers, dealers and clearing organizations of $174.7 million, $208.9 million, $408.2 million, $192.7 million and $118.5 million at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business which have not settled as of their stated settlement dates. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations for these unsettled transactions.

(4)             Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2006, we employed 821 brokers.

(5)             A brokerage desk is defined as one or more individual brokers working together at a single location that provide brokerage services with respect to one or more specific financial instruments. Brokerage desks in different offices are considered separate desks even if they focus on the same financial instrument.

(6)             We are presenting broker productivity to show the average amount of revenue generated per broker. Broker productivity is calculated as brokerage revenues divided by average brokerage headcount for the period.

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

Business Environment

Our business generally benefits from robust trading volumes and volatility in the markets we serve. Trading volume in many of our markets is driven by the trading activity of our dealer customers that, in turn, are responsive to the trading activity and demand of their “buy-side” customers. Those “buy-side” customers include smaller banks, insurance companies and financial institutions, investment funds, trading firms and, increasingly, hedge funds. In 2006, according to the Hedge Fund Association, hedge funds numbered approximately 9,000 globally and managed more than $1.4 trillion at year-end, up from an estimated $500 billion five years ago. Despite generally lower hedge fund returns in 2006 and the collapse of the Amaranth Advisors hedge fund in the third quarter, net inflows to hedge funds amounted to a record $126.5 billion in 2006 according to the Hedge Fund Research.

During 2006, the global business environment was generally positive for our business, with satisfactory volume levels and generally modest volatility in global credit and equity markets, and instances of more pronounced volatility in certain global financial and energy markets. Market volatility is driven by a range of external and internal factors, some of which are market specific and some of which are correlated to macro-economic conditions. Some external factors contributing to volatility in the markets included international monetary policy, continued global economic expansion, inflationary pressure and other geopolitical issues.

The credit markets did not experience the same volatility witnessed in 2005 when the unexpected credit downgrades of the U.S. auto sector combined with the occurrence of several natural disasters resulted in an uncertain economic and inflationary environment. Both the Dow Jones CDX North American High Yield and iTraxx Europe indices exhibited lower price volatility in 2006 than in 2005. Economic growth was strong globally with equity markets worldwide experiencing generally positive returns.  With borrowing rates remaining low, the corporate bond market experienced a record year with $1.1 trillion in new issuances according to Thomson Financial. The Lehman Brothers U.S. Aggregate Bond

Index rose 4.3% in 2006 verses 2.6% in 2005.  The size of the markets for OTC credit derivatives continued to expand. The notional value of global outstanding OTC credit derivatives increased 109% from $12.4 trillion at June 30, 2005 to $26.0 trillion at mid-year 2006, according to the latest International Swaps and Derivatives Association (ISDA) market survey.

Volatility in the global foreign exchange markets during 2006 was driven by several factors including inflationary fears from high commodity prices and strong global economic growth, the U.S. Federal Reserve halting its short-term rate increases in the third quarter as other central banks worldwide continued to increase rates, and geopolitical issues, particularly as they related to the Middle-East. The U.S. Dollar generally decreased in relation to the major foreign currencies in 2006 as evidenced by a 3.7% decline in the J.P. Morgan Dollar Index; an index that tracks the value of the U.S. currency verses a basket of foreign currencies. The U.S. Dollar depreciated 13.7% and 11.4% as compared to the British Pound and Euro, respectively. According to the latest ISDA market survey, the value of notional amounts outstanding for interest rate swaps and cross currency swaps grew 25% year over year to $250.8 trillion at mid-year 2006.

Equity market volatility decreased in 2006 according to the Chicago Board Options Exchange (“CBOE”) Standard & Poor’s (“S&P) 500 Volatility and CBOE Dow Jones Industrial Average (“DJIA”) Volatility indices. Strong global corporate earnings gains in 2006 were partially offset by higher oil prices and rising short-term interest rates. International stock markets outperformed the U.S. stock markets with the Dow Jones World Index increasing 23.0% in 2006. In comparison, the DJIA increased 16.3% over the same period. European and emerging markets in Latin America and Asia also saw significant gains in equities during the year. Emerging market stocks experienced some considerable volatility in the second quarter due to economic and inflationary concerns. The latest ISDA survey indicated notional amounts outstanding for equity derivatives grew 32% to $6.4 trillion at mid-year 2006 from mid-year 2005.

The energy markets were volatile in 2006 as oil and natural gas prices experienced significant price swings as geopolitical issues in the Middle-East and the expectation of an active hurricane season contributed to record prices during the summer months. The subsequent cooling of tensions in the Israel and Lebanon conflict along with the lack of significant hurricane activity led to the rapid deflation of energy prices by the end of the third quarter. The energy trading market seemed largely unaffected by the collapse of the Amaranth Advisors hedge fund in the third quarter as trading on the NYMEX and IntercontinentalExchange reached record volumes in 2006.

Financial Overview

Our revenues have grown from $385.0 million for the year ended December 31, 2004 to $747.2 million for the year ended December 31, 2006. The main factors contributing to our growth were:

•       the net addition of 97 brokerage desks during the three year period ended December 31, 2006, which includes those desks acquired from Amerex and Starsupply, and an increase in brokerage personnel (consisting of brokers, trainees and clerks) from 397 brokerage personnel at January 1, 2004 to 932 brokerage personnel at December 31, 2006;

•       a continued focus on, and investment in, growing and higher margin product areas, as well as product areas that complement our existing brokerage services;

•       overall volume growth in the markets in which we provide brokerage services;

•       the introduction and continued development and expansion of our hybrid brokerage capabilities; and

•       the continued development, marketing and sale of our data and analytical products.

Revenues

We derive our revenues primarily through our inter-dealer brokerage services and the fees we charge for certain of our data and analytics products.

Brokerage Revenues

Brokerage revenues represent revenues generated from our brokerage transactions. We provide brokerage services to our clients in the form of either agency or principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and they then settle the trade directly. Commissions charged to our clients in agency transactions vary across the products for which we provide brokerage services. Commissions from agency transactions represented approximately 79%, 77%, and 72% of our total brokerage revenue for the years ended December 31, 2006, 2005 and 2004, respectively. Commissions from agency transactions are recognized on the date on which the related trade is made. However, we do not receive our commissions until our invoice is paid by the client. Clients are invoiced on a monthly basis.

We generate revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, we act as a middleman by serving as counterparty for an identified buyer and an identified seller in matching reciprocal back-to-back trades. Because the buyer and seller each settle their transactions with us rather than with each other, the parties are able to maintain their anonymity. A limited number of our brokerage desks are allowed to enter into unmatched principal transactions for the purpose of facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. These unmatched positions are intended to be held short term. Revenues from principal transactions are recognized on the date on which the trade is made. Generally, we do not receive our net proceeds until the settlement date of the transaction, typically one to three business days after the trade date. Revenue from principal transactions has been growing in total dollars but decreasing as a percentage of our total brokerage revenue and comprised approximately 21%, 23% and 28% of our total brokerage revenue for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in principal transactions as a percent of total brokerage revenues in 2006 was primarily due to significant growth in our brokerage of commodities and other products which are primarily brokered on an agency basis.

The performance of our brokerage desks is largely dependent on a number of factors, including market developments affecting the products we broker, the size of transactions, the location of the markets, the terms of the instruments brokered, the currency of the instruments brokered, commission structure, competition, recruitment or departure of key brokers or customers, volatility and the level of trading activity in the various products that we broker. Additionally, as markets mature and have more participants, the resulting competition generally leads to lower commissions or spreads. Accordingly, our strategy is to seek new markets in which we can charge higher commissions, increase our market share and trading volumes in existing illiquid markets, and provide electronic capabilities to more liquid and commoditized markets in order to offset this potential downward pressure on our brokerage revenues.

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	For the Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
BROKERAGE REVENUES:
Credit	$252,797	$219,317	$153,089
Equity	173,934	98,795	71,473
Financial	156,267	116,137	84,709
Commodity	126,117	71,751	54,107
Total brokerage revenues	$709,115	$506,000	$363,378
BROKERAGE REVENUES:
Credit	35.6%	43.3%	42.1%
Equity	24.5	19.5	19.7
Financial	22.1	23.0	23.3
Commodity	17.8	14.2	14.9
Total brokerage revenues	100.0%	100.0%	100.0%

As the chart above indicates, our brokerage operations in the credit product category produced a significant percentage of our total brokerage revenues in each of the last three years. We expect that revenues from credit brokerage operations will continue to constitute the largest percentage of our total brokerage revenues for the foreseeable future. For the year ended December 31, 2006, the percentage of total brokerage revenues from the credit product category decreased by approximately 7.7% from the prior year due to increased brokerage revenues in our other product categories. The growth in non-credit products largely resulted from the opening of our office in Paris in 2006 which focuses on equity products, the acquisition of Amerex in October 2006, and the growth and volatility in the markets outside of credit. We believe that brokerage revenues from our four brokerage categories will continue to fluctuate year to year based on, among other things, developments which are outside our control, such as economic and political conditions and events affecting the various markets for which we provide brokerage services, and the success of initiatives by us to increase our presence in certain markets, such as our acquisitions of the Starsupply and Amerex businesses and the continued development and marketing of our GFI CreditMatch® and GFI ForexMatch™ electronic trading platforms.

Credit

We provide our brokerage services in a wide range of markets for credit instruments, including credit derivatives, investment grade corporate bonds, high-yield bonds and emerging market bonds. The markets for credit derivatives, generally, and the market for credit default swaps, specifically, have experienced strong growth in the last three years. As a result, more competitors have entered these markets. Increased competition has placed downward pressure on the commissions that we can charge, resulting in lower commission rates. We expect this trend to continue in the markets for more widely traded credit derivative products, such as single-entity credit default swaps and certain credit derivative index products. Partially in response to this trend, we have sought to establish and increase our presence in markets for newer credit derivative products that have fewer competitors and allow for higher commissions, and have developed the GFI CreditMatch® platform to expand our presence in the existing more liquid credit derivatives products. We have also sought to support an increasing movement among our clients to integrate transactions involving certain credit derivatives with other related or correlated financial instruments. We believe this trend, together with our existing presence in the credit derivatives market, may permit us to expand our presence in the markets for these related or correlated financial instruments, some of which are in the credit products area and others of which are in the financial and equity product areas.

Equity

We provide brokerage services in a range of markets for equity products, including U.S. equity, international equity, equity derivatives and GDRs and ADRs. In 2006, there was increased volumes in equity products as our clients continued to integrate their trading of certain equity and credit derivative products, in an effort to exploit arbitrage opportunities that may arise from the volatility in price fluctuations of debt and equity instruments issued by a company. In response to our customer’s needs and management’s desire to further diversify our product mix, we increased our presence in equities markets worldwide in 2006. Our Paris office, which specializes in cash equities and equity derivatives, opened in the first quarter of 2006, more than doubling our equity revenues in Europe. We plan to continue to develop our equity brokerage services in each of our geographic regions.

Financial

Our financial products brokerage services cover a wide range of markets for financial instruments, including foreign exchange options, bond options and repurchase agreements. We believe that our customers increased their trading of financial products in 2006 due to the volatility from higher short-term interest rates, a weaker than expected U.S. Dollar, and general economic and inflationary uncertainty caused by high commodity prices and geopolitical concerns. Over the past few years, we have expanded our presence in the financial products area by adding brokerage desks in markets for emerging market foreign exchange options, regional interest rate derivatives and non-deliverable forwards contracts. In addition, we expanded our operations in Tokyo and Singapore in 2006, in part, to capitalize on the growth trend in the Asia-Pacific markets for financial products. We have developed and introduced our proprietary GFI ForexMatch™ trading platform on many of our foreign exchange options brokerage desks worldwide.

Commodity

We provide brokerage services in a diverse array of markets for commodity products, including electricity, oil and oil products, natural gas, wet and dry freight derivatives, precious metals, coal, natural gas, weather derivatives, emissions, pulp and paper and property derivatives. Wet and dry freight derivatives, emissions and property derivatives are examples of new product markets in which we have participated in the last few years as we continue to develop new markets. We substantially increased the size of our U.S. energy brokerage business in 2006 with our acquisition of Amerex in October 2006.  The acquisition of Amerex is part of our strategy to broaden our presence in the OTC energy markets and complements our other leading energy desks, including freight derivatives. We believe that the acquisition will provide us with a major established presence in the Houston, Texas energy markets, which we believe is crucial to servicing the traditional U.S. energy industry participants.

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

Contract Revenue

Contract revenue consists primarily of revenue recognized under a long-term contract pursuant to which we developed an online foreign exchange trading system and customized it for a customer. The long-term contract was considered substantially completed during the second quarter of 2006. Additionally, contract revenues include revenues generated from the additional work provided to the customer on a time and materials basis. See Contract Costs below for a discussion of the expenses relating to this contract. See Note 2 to the Consolidated Financial Statements for further discussion.

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

Our compensation and employee benefits expense for all employees has both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees. Employees also receive bonuses, which constitute the variable portion of our compensation and employee benefits expense. Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Bonuses for other employees generally are more broadly based on our overall performance. For most of these employees, the bonus is typically a smaller component of their overall compensation than is the case for our brokerage personnel. Accordingly, bonus costs, and therefore compensation and employee benefits expense, are variable and normally rise and fall in relation to our brokerage revenues. A significant portion of brokerage bonuses are typically paid semi-annually in March for the six month period ending December 31 of the prior year, and in September, for the six month period ending June 30 of that year. A portion of bonuses to brokers and other employees may be paid in the form of restricted stock units (“RSUs”). Bonuses expensed to all employees, including non-cash compensation charges related to the issuance of RSUs, represented 52%, 50% and 49% of total compensation and employee benefits expense for the years ended December 31, 2006, 2005 and 2004, respectively. A significant portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

Additionally, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements. These sign-on bonuses may be paid in the form of cash, RSUs or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years. These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on bonuses expensed to all employees, including non-cash compensation charges related to the issuance of RSUs, represented 5%, 4% and 4% of total compensation and employee benefits expense for the years ended December 31, 2006, 2005 and 2004, respectively.

We believe that in certain situations, we can expand our business into strategic product areas through recruitment of experienced brokers who can build successful brokerage desks. Such recruitment may cause us to incur upfront signing bonuses which increase current and future compensation expense as such compensation expense is generally recognized over a two to four year period. During 2006, we incurred increased compensation expense for sign-on bonuses in order to recruit and retain key brokers for the strategic expansion of our brokerage operations in the financial and equity product areas. In the current period and the foreseeable future, we intend to continue to pursue strategic expansion opportunities by using our cash or common stock or a combination thereof to hire brokers or acquire brokerage businesses.

We pay the brokerage personnel in our U.K. office in British Pounds. As a result, we are exposed to movements in foreign currency exchange rates because most of the revenues associated with our U.K. operations are received in Euros and U.S. Dollars. We attempt to mitigate this exposure by calculating all bonuses earned for all brokerage personnel in our U.K. office in U.S. Dollars and making payments in foreign currency equivalents.

As discussed above, we issued RSUs to compensate our employees in connection with certain performance and sign-on bonuses. The RSUs issued were measured at fair value based on the market value of our common stock at the date of grant and the related compensation expense is recognized over their respective vesting term, which is generally over three years. For the years ended December 31, 2006 and 2005, total non-cash compensation charges of approximately $12.2 million and $2.7 million, respectively, net of forfeitures, were recorded related to the issuance of RSUs. Additionally, prior to 2005, we issued options to our employees under the 2000 and the 2002 Stock Option Plans and these options were exercisable upon our IPO in January 2005. For the years ended December 31, 2006 and 2005, total non-cash compensation charges of approximately $0.5 million and $1.3 million, respectively, net of forfeitures, were recorded related to stock options granted under the 2002 Stock Option Plan.

Communications and Market Data

Our communications expense consists primarily of costs for our voice and data connections with our clients and clearing agents. These costs generally increase as we add new brokerage desks and clients.

Our market data systems expense consists primarily of fees for access to market data and related services, primarily provided by the Reuters and Bloomberg systems. Many of these costs are fixed because these systems are required regardless of transaction volume. Further, many of our market data systems vendors require one- to two-year service contracts. We have expanded our presence in certain equity products which require greater usage of information data systems and trade reporting systems. As a result, we expect market data systems expense to increase in the future.

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

Rent and Occupancy

Our rent and occupancy expenses include the costs of leasing, furnishing and maintaining our offices in North America, Europe and the Asia-Pacific region, including maintaining our technology infrastructure in these offices. Our rent and occupancy expense increased in 2005 and 2006 as a result of the execution or assumption of additional leases. For example, during 2005, we substantially completed the move of our U.K. personnel to new London office space, assumed Starsupply’s North American leases, executed a lease for our premises in Paris and expanded our operations in Tokyo. We incurred $2.0 million relating to the duplicate rent and related charges on the London office space, which we began occupying in the fourth quarter of 2005. Additionally, during 2006, we assumed Amerex’s North American leases. As we expand our business within existing locations or to new locations, our rent and occupancy expenses will likely increase.

Depreciation and Amortization

Our depreciation and amortization expense arises from the depreciation and amortization of property, equipment and leasehold improvements, including software internally developed for our trading platforms and related support software products, the amortization of software inventory developed in connection with analytics products to be marketed to third parties and the amortization of acquired intangible assets with definite lives. Over the past few years, we have incurred significant costs in the development of software for internal use as well as for software to be marketed externally. As a result, depreciation and amortization expense has increased over this period. Software developed for internal use is depreciated once the software is ready for its intended use. Software inventory developed for external sales is amortized once the product is available for general release to clients. We expect that depreciation and amortization expense will continue to increase because we continue to incur significant costs in the development of software for internal use as well as software to be marketed externally. Additionally, we expect that depreciation and amortization expense will increase in connection with purchases of property and equipment and leasehold improvements resulting from the additional leases we entered into during the year and from the amortization of the intangible assets acquired in the Amerex acquisition. See Note 8 to the Consolidated Financial Statements for further discussion of the Amerex acquisition.

Professional Fees

Our professional fees include fees paid to consultants and other professionals who are engaged to support our strategic development of new and existing businesses and technologies. Our accounting and legal fees are also included in these costs. As a public company, we are subject to various reporting and corporate governance requirements, including the requirements of the Sarbanes-Oxley Act of 2002 (“SOX”) and the SEC rules and regulations implementing that Act, as well as recent changes to the Nasdaq Stock Market rules. During 2006, our professional fees expense exceeded historical levels due to costs we incurred relating to our first year of compliance with the requirements of Section 404 of SOX and costs incurred with respect to our secondary offering. We believe that our professional fees will decrease in 2007 as we expect to lower our SOX compliance costs during 2007.

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

Interest Expense

Our interest expense consists of interest charged by lenders to us in connection with our loans and lines of credit provided under our 2006 Credit Agreement and by our third party clearing organizations. Our credit obligations bear variable rates of interest. As a result, our interest expense is subject to change based on the prevailing interest rate environment and the amount of variable rate debt we have outstanding.

Other Expenses

Our other expenses primarily relate to litigation reserves, general office expenses, irrecoverable value-added taxes (“VAT”) and other miscellaneous operating expenses. Irrecoverable VAT represents the portion of VAT we pay in connection with purchases of services and products in Europe which cannot be claimed as a credit on our VAT return. Irrecoverable VAT amounts are determined based on a computed VAT recovery rate. In 2006, our VAT increased significantly due to an increase in the purchases of communications and market data in the U.K. Other expenses such as litigation reserves and other general office expenses have also increased during 2006.

Contract Costs

Contract costs primarily represent the development and customization costs we incurred under a long-term contract pursuant to which we developed an online currency trading system and customized it for a customer. The long-term contract was substantially completed during the second quarter of 2006. Additionally, contract costs include costs incurred from the additional work provided to the above-mentioned customer on a time and materials basis. See Contract Revenue above for further discussion relating to the revenues associated with this contract. See Note 2 to the Consolidated Financial Statements for further discussion.

Lease Termination Costs to Affiliate

Lease termination costs represent the various charges incurred in connection with the termination of the lease for our former primary office in the U.K, which we leased from an affiliate. See Note 22 to our Consolidated Financial Statements for further discussion of these costs.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods indicated:

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$557,895	$391,583	$262,039
Principal transactions	151,220	114,417	101,339
Total brokerage revenues	709,115	506,000	363,378
Analytics and market data	18,651	17,395	16,081
Contract revenue	6,973	—	—
Interest income	9,144	4,637	1,578
Other income	3,300	5,560	3,983
Total revenues	747,183	533,592	385,020
EXPENSES:
Compensation and employee benefits	465,554	327,345	241,847
Communications and market data	37,300	25,860	20,536
Travel and promotion	32,391	24,652	19,511
Rent and occupancy	20,559	15,450	10,669
Depreciation and amortization	19,021	15,284	13,856
Professional fees	19,152	10,700	9,468
Clearing fees	24,471	13,683	9,816
Interest	6,818	3,635	3,159
Other expenses	14,543	13,890	10,353
Contract cost	5,819	—	—
Lease termination costs to affiliate	(242)	(1,196)	2,651
Total expenses	645,386	449,303	341,866
Income before provision for income taxes	101,797	84,289	43,154
Provision for income taxes	40,719	36,186	20,031
Net income	$61,078	$48,103	$23,123

The following table sets forth our consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Year ended December 31,
	2006	2005	2004
REVENUES:
Brokerage revenues:
Agency commissions	74.7%	73.4%	68.0%
Principal transactions	20.2	21.4	26.3
Total brokerage revenues	94.9	94.8	94.3
Analytics and market data	2.5	3.3	4.2
Contract revenue	1.0	—	—
Interest income	1.2	0.9	0.4
Other income	0.4	1.0	1.1
Total revenues	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	62.3	61.3	62.8
Communications and market data	5.0	4.8	5.3
Travel and promotion	4.3	4.6	5.1
Rent and occupancy	2.8	2.9	2.8
Depreciation and amortization	2.5	2.9	3.6
Professional fees	2.6	2.0	2.5
Clearing fees	3.3	2.6	2.5
Interest	0.9	0.7	0.8
Other expenses	1.9	2.6	2.7
Contract costs	0.8	—	—
Lease termination costs to affiliate	0.0	(0.2)	0.7
Total expenses	86.4%	84.2%	88.8%
Income before provision for income taxes	13.6%	15.8%	11.2%
Provision for income taxes	5.4	6.8	5.2
Net income	8.2%	9.0%	6.0%

Year ended December 31, 2006 Compared to the Year Ended December 31, 2005

Net income for the year ended December 31, 2006 was $61.1 million as compared to net income of $48.1 million for the year ended December 31, 2005, an increase of $13.0 million or approximately 27.0%. Total revenues increased by $213.6 million, or 40.0%, to $747.2 million for the year ended December 31, 2006 from $533.6 million for the prior year. Our increased revenues were primarily due to increased brokerage revenues across each of our product categories. Total expenses increased by $196.1 million, or 43.6% to $645.4 million for the year ended December 31, 2006 from $449.3 million for the prior year. Expenses increased primarily because of increased compensation expense for the year ended December 31, 2006, which was attributable to an increase in performance-based bonus expense as a result of higher revenues, as well as higher sign-on bonus expense.

Revenues

Brokerage Revenues

Total brokerage revenues increased by $203.1 million or 40.1%, to $709.1 million for the year ended December 31, 2006 from $506.0 million for the year ended December 31, 2005. Agency commissions increased by $166.3 million, or 42.5% to $557.9 million for the year ended December 31, 2006 as compared to $391.6 million for the year ended December 31, 2005. Principal transactions increased by $36.8 million, or 32.2%, to $151.2 million for the year ended December 31, 2006 from $114.4 million for the year ended

December 31, 2005. Of the total increase in brokerage revenues of $203.1 million, approximately $179.6 million was attributable to revenues generated from our existing desks across all product areas. Revenues increased in each of our product categories with the largest increases in our equity and commodities product categories. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 7.5% for the year ended December 31, 2006, as compared to the same period from the prior year.

The increase in credit product brokerage revenues of $33.5 million for the year ended December 31, 2006 as compared to the same period in 2005 was due to a number of factors, including continued overall growth in the credit derivatives market, the development of new credit products, the sectorization of credit products and the continuing rollout of GFI CreditMatch® in Europe and the U.S. Our existing credit product desks contributed $31.5 million of the total increase in credit product brokerage revenues. The remaining $2.0 million increase was generated by the addition of five new or restructured credit product desks since December 31, 2005. A new or “restructured” brokerage desk generally refers to a brokerage desk that has been created out of a part of an existing desk in order to allow the brokers on that restructured desk to focus on one or more specific financial instruments or market sectors for which the existing brokerage desk had previously provided brokerage services. Our credit product brokerage personnel headcount increased by 9 to 232 employees at December 31, 2006 from 223 employees at December 31, 2005.

The increase in equity product brokerage revenues of $75.1 million for the year ended December 31, 2006 as compared to the same period in 2005 was due to inclusion of a full-year of revenues from our Paris office, which focuses on equity product brokerage and which contributed $49.1 million in brokerage revenues during the year ended December 31, 2006, and the development of other equity products and increased business from our hedge fund customers. Our existing equity product desks, including those desks in our Paris office, contributed $69.6 million, of the total increase in equity product brokerage revenues. The remaining $5.5 million increase in equity product brokerage revenues was attributable to the addition of three new or restructured equity product desks since December 31, 2005. Our equity product brokerage personnel headcount increased by 21 to 173 employees at December 31, 2006 from 152 employees at December 31, 2005.

The increase in financial product brokerage revenues of $40.1 million for the year ended December 31, 2006 as compared to the same period in 2005 was primarily attributable to the growth in our Asia-Pacific brokerage operations, global interest rate volatility resulting from economic growth and inflation concerns and the development of new products and existing emerging market products. The increase in our financial product brokerage revenues was generated primarily from our existing financial product desks, which contributed $39.6 million of the increase in financial product brokerage revenues. The remaining $0.5 million increase in financial product brokerage revenues was attributable to the addition of three new or restructured financial product desks since December 31, 2005. Our financial product brokerage personnel headcount increased by 28 to 262 employees at December 31, 2006 from 234 employees at December 31, 2005.

The increase in commodity product brokerage revenues of $54.4 million for the year ended December 31, 2006 as compared to the same period in 2005 was attributable to the full-year effect of the acquisition of the Starsupply oil product brokerage business that generated approximately $26.2 million in brokerage revenues during 2006, the acquisition of the Amerex business, which provided revenue of $15.0 million in 2006 from ten new desks, and considerable price volatility in certain commodity markets. Our existing commodity desks, including desks acquired from Starsupply, contributed $38.9 million of the total increase in commodity product brokerage revenue. Our new or restructured commodity product desks, including desks acquired from Amerex, contributed $15.5 million of the increase in commodity product brokerage revenues. Our commodity product brokerage personnel headcount increased by 96 to 265 employees at December 31, 2006 from 169 employees at December 31, 2005.

Analytics and Market Data

Revenues from our analytics and market data products increased by $1.3 million, or 7.5%, to $18.7 million for the year ended December 31, 2006 from $17.4 million for the year ended December 31, 2005. This increase was primarily due to an increase in subscription fees for market data products and the licensing of analytical software, including Fenics Foreign Exchange.

Contract Revenue

Contract revenue consists primarily of revenues recognized under a long-term contract pursuant to which we developed an online foreign exchange currency trading system and customized it for a customer. During the second quarter of 2006, the project was substantially completed and consequently, we recorded $5.9 million in long-term contract revenues. Additionally, contract revenues include revenues generated from the additional work provided to the customer on a time and materials basis and such revenue amounted to $1.1 million during the latter part of 2006. See Note 2 to the Consolidated Financial Statements for further discussion.

Interest Income

Interest income increased by $4.5 million, or 97.8%, to $9.1 million for the year ended December 31, 2006 as compared to $4.6 million for the year ended December 31, 2004. The increase is mainly attributable to the higher level of average cash balances in the U.S. and the increase in interest income on clearing accounts related primarily to increased clearing account balances from our expanded equity and corporate bond brokerage operations.

Other Income

Other income decreased by $2.3 million, or 41.1%, to $3.3 million for the year ended December 31, 2006 as compared to $5.6 million for the year ended December 31, 2005. The decrease was primarily attributable to the net gain of $7.6 million relating to our foreign exchange derivative contracts recorded during the second quarter of 2005. During the first quarter of 2005, we discontinued hedge accounting for a foreign exchange derivative contract, which resulted in a termination of that contract and the execution of a new contract. The new contract did not qualify for hedge accounting and therefore, all unrealized gains and losses on this contract were recorded directly to earnings. The new contract was settled on June 30, 2005. Consequently, we recorded $8.4 million of gains from the new contract, net of $0.8 million that was reclassified from accumulated other comprehensive loss into earnings on the original contract. Other income for the year ended December 31, 2006 mainly consisted of transactional net gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expenses increased by $138.2 million, or 42.2%, to $465.5 million for the year ended December 31, 2006 from $327.3 million for the year ended December 31, 2005. The increase was primarily attributable to an increase in the number of brokerage personnel from 777 at December 31, 2005 to 932 at December 31, 2006 and an increase in brokerage personnel performance bonuses of $72.5 million. The increased performance bonuses were due, in large part, to our overall higher total brokerage revenues.

Total compensation and employee benefits as a percentage of total revenues increased slightly to 62.3% at December 31, 2006 from 61.3% at December 31, 2005. Bonus expense represented 52.0% and 49.5% of total compensation and employee benefits expense for the year ended December 31, 2006 and 2005, respectively. A significant portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 5.2% and 4.4% of total compensation and employee benefits for the years ended December 31, 2006 and 2005, respectively.

Communications and Market Data

Costs for communications and market data systems, such as Bloomberg and Reuters, increased by $11.4 million, or 44.0%, to $37.3 million for the year ended December 31, 2006 from $25.9 million from the year ended December 31, 2005. The increase was primarily attributable to the increase in brokerage desks and brokerage personnel, including in those areas, such as equities, that rely more heavily on market data systems.

Travel and Promotion

Travel and promotion increased by $7.7 million, or 31.2%, to $32.4 million for the year ended December 31, 2006 from $24.7 million for the year ended December 31, 2005. This expense, as a percentage of our total brokerage revenues for the year ended December 31, 2006 decreased slightly to 4.6% from 4.9% for the year ended December 31, 2005. This decrease was primarily due to the Company’s continuing efforts to lower costs and the increase in the Company’s total brokerage revenues.

Rent and Occupancy

Rent and occupancy increased by $5.1 million, or 32.9% to $20.6 million for the year ended December 31, 2006 from $15.5 million for the year ended December 31, 2005. The increase was primarily due to the increase in repairs, maintenance, utilities and insurance expenses resulting from the lease of additional or the replacement of office space in the U.S. and U.K.

Depreciation and Amortization

Depreciation and amortization expense increased by $3.7 million, or 24.2%, to $19.0 million for the year ended December 31, 2006 from $15.3 million for the year ended December 31, 2005. The increase was primarily due to the increase in capitalized property and equipment costs, including software development costs, and the amortization of intangibles resulting from the acquisition of Amerex.

Professional Fees

Professional fees expense increased by $8.4 million, or 78.5%, to $19.1 million for the year ended December 31, 2006 from $10.7 million for the year ended December 31, 2005. This increase was primarily due to an increase in professional fees relating to our first year of compliance with the requirements of Section 404 of SOX and costs incurred related to our secondary offering. The increase was also attributable to other non-SOX related audit, tax and consulting fees.

Clearing Fees

Clearing fee expense increased by $10.8 million, or 78.8%, to $24.5 million for the year ended December 31, 2006 from $13.7 million for the year ended December 31, 2005. The increase was due to a higher volume of principal transactions executed during the year ended December 31, 2006, as compared to the prior year. This increase was partially due to the commencement and rapid growth of our equities business in our Paris office, which commenced operations in the first quarter of 2006. Clearing fees, as a percentage of our total revenues from principal transactions increased to 16.2% for the year ended December 31, 2006 from 11.9% for the comparable period in the prior year.  This increase was due to the types of principal transactions and the related high cost of clearing fees for trades executed by brokers in our Paris office. Excluding transactions from our Paris office, clearing fees, as a percentage of our total revenues from principal transactions was 14.4% and 11.9% for the year ended December 31, 2006 and 2005, respectively. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees.  Further, execution fees paid to exchanges are included in clearing fees.

Interest Expense

Interest expense increased by $3.2 million, or 88.9%, to $6.8 million for the year ended December 31, 2006 from $3.6 million for the year ended December 31, 2005. The increase was primarily due to higher interest charges on clearing accounts related primarily to our equity and corporate bond brokerage operations and an increase in interest expense under our credit facility mainly due to the higher level of outstanding net borrowings during the year end December 31, 2006 as compared to the same period in the prior year.

Other Expenses

Other expenses increased by $0.6 million, or 4.3%, to $14.5 million for the year ended December 31, 2006 from $13.9 million for the year ended December 31, 2005. The increase was attributable to an increase in irrecoverable VAT related to increased purchases in communications and market data in the U.K., litigation reserve and other general office expenses. Other expenses in 2005 included one-time charges of $3.2 million in connection with the buy-out of employment contracts for our newly-hired brokerage personnel in Singapore and $2.0 million relating to the fair value of the Fenics purchase obligations.

Contract Costs

Contract costs primarily represent the development and customization cost we incurred under a long-term contract pursuant to which we developed an online foreign exchange currency trading system and customized it for a customer. The long-term contract was considered substantially completed during the second quarter of 2006 and we recorded $5.2 million in contract costs. Additionally, contract costs include $0.6 million of expenses incurred from the additional work provided to the customer on a time and materials basis. See Note 2 to the Consolidated Financial Statements for further discussion.

Lease Termination Costs to Affiliate

Lease termination costs decreased by $1.0 million, or 83.3%, to a gain of $0.2 million for the year ended December 31, 2006 from a gain of $1.2 million for the year ended December 31, 2005. In April 2005, we and an affiliate executed an amendment to the lease termination agreement entered into in December 2004. The amendment accelerated termination of the lease to April 2005 and required us to pay a termination charge. As a result of the amendment, in the second quarter of 2005, we reduced our lease termination liability by approximately £1.2 million (or $2.3 million). Further, we signed a new eighteen-month sublease agreement with the affiliate with rent of £0.5 million (or $0.9 million) per annum plus other related charges. However, in November 2005, we vacated the premise and accrued £0.5 million (or $0.9 million) for the remaining rent plus other related charges during the fourth quarter of 2005. During the third quarter of 2006, we reduced our estimate for related termination charges by £0.1 million (or $0.1 million). We paid the remaining rent due to the affiliate under the sublease in the fourth quarter of 2006. See Note 21 to the Consolidated Financial Statements for further discussion.

Provision for Income Taxes

Our provision for income taxes totaled $40.7 million for the year ended December 31, 2006 and $36.2 million for the year ended December 31, 2005. Our effective tax rate was 40.0% for the year ended December 31, 2006 as compared to 42.9% for the year ended December 31, 2005. The reduction in the effective tax rate was primarily due to decreases in state and local taxes, as well as a decrease in taxes related to our foreign operations. Additionally, the effects of non-deductible expenses were reduced due to a higher level of pre-tax income in 2006.

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

The increase in financial product brokerage revenues of $31.4 million was primarily attributable to the combination of increased revenues from brokerage desks covering emerging markets, interest rate derivatives and exotic foreign exchange options in both the U.S. and U.K. due to volatility resulting from U.S. interest rate movement, uncertainty in the direction of the U.S. economy, inflationary fears due to high energy costs, and investment in our foreign exchange and interest rate derivatives business, particularly in Asia. The increase in our financial product brokerage revenues was generated primarily from our existing financial product desks, which contributed $29.6 million of the increase in financial product brokerage revenues. The remaining $1.8 million increase in financial product brokerage revenues was attributable to the addition of seven new or restructured financial product desks since December 31, 2004. Our investment in financial products was highlighted by a financial product brokerage personnel increase of 98 to 234 employees at December 31, 2005 from 136 employees at December 31, 2004.

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

Communications and Market Data

Costs for communications and market data systems increased by $5.4 million, or 26.3%, to $25.9 million for the year ended December 31, 2005 from $20.5 million from the year ended December 31, 2004. The increase was primarily attributable to the increase in brokerage desks and brokerage personnel.

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

Interest Expense

Interest expense increased by $0.4 million, or 12.5%, to $3.6 million for the year ended December 31, 2005 from $3.2 million for the year ended December 31, 2004. The increase was primarily due to increased interest charges on third party clearing accounts related to our brokerage operations, offset by a decrease in interest expense under our credit agreement with Bank of America, N.A. and certain other lenders dated August 23, 2004 (“2004 Credit Agreement”) resulting from a decrease in borrowings.

Other Expenses

Other expenses increased by $3.5 million, or 33.7%, to $13.9 million for the year ended December 31, 2005 from $10.4 million for the year ended December 31, 2004. The increase was attributable to a number of factors including a charge of $3.2 million in connection with the buy-out of employment contracts for our newly-hired brokerage personnel in Singapore and an increase in the fair value of the Fenics purchase obligations offset by a decrease in irrecoverable VAT relating to purchases in communications and market data in the U.K. and a decrease in other general office and miscellaneous expenses.

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

Provision for Income Taxes

Our provision for income taxes totaled $36.2 million for the year ended December 31, 2005 and $20.0 million for the year ended December 31, 2004. Our effective tax rate was 42.9% for the year ended December 31, 2005 as compared to 46.4% for the year ended December 31, 2004. The reduction in the effective tax rate was primarily due to decreases in state and local taxes, as well as a decrease in taxes related to our foreign operations. Additionally, the effects of non-deductible expenses were reduced due to higher level of pre-tax income in 2005.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from January 1, 2005 to December 31, 2006. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$151,890	$138,961	$130,134	$136,910	$104,335	$98,559	$100,718	$87,971
Principal transactions	33,890	34,478	41,792	41,060	31,250	27,420	27,635	28,112
Total brokerage revenues	185,780	173,439	171,926	177,970	135,585	125,979	128,353	116,083
Analytics and market data	4,232	4,954	4,271	5,194	3,388	3,894	4,711	5,402
Contract revenue	1,092	—	5,881	—	—	—	—	—
Interest income	2,366	2,150	2,395	2,233	1,458	1,236	883	1,060
Other income (loss)	601	(585)	3,093	191	(145)	(420)	6,376	(251)
Total revenues	194,071	179,958	187,566	185,588	140,286	130,689	140,323	122,294
Expenses
Compensation and employee benefits	122,465	112,543	113,701	116,845	89,511	81,461	80,896	75,477
Communications and market data	10,545	9,799	9,303	7,653	7,064	6,656	6,341	5,799
Travel and promotion	9,242	7,069	8,549	7,531	7,017	5,833	6,041	5,761
Rent and occupancy	5,511	4,594	4,841	5,613	3,447	4,662	3,913	3,428
Depreciation and amortization	6,799	4,338	4,048	3,836	4,159	3,434	3,599	4,092
Professional fees	5,397	4,391	5,320	4,044	2,507	2,797	2,927	2,469
Clearing fees	6,312	5,884	6,798	5,477	3,858	3,480	2,974	3,371
Interest	2,170	1,124	1,772	1,752	1,016	778	597	1,244
Other expenses	4,046	3,098	3,843	3,556	1,855	2,217	5,809	4,009
Contract costs	639	—	5,180	—	—	—	—	—
Lease termination costs to affiliate	(57)	(93)	(92)	—	1,070	—	(2,266)	—
Total expenses	173,069	152,747	163,263	156,307	121,504	111,318	110,831	105,650
Income before provision for taxes	21,002	27,211	24,303	29,281	18,782	19,371	29,492	16,644
Provision for income taxes	7,593	10,621	10,207	12,298	7,363	8,523	12,810	7,490
Net income	$13,409	$16,590	$14,096	$16,983	$11,419	$10,848	$16,682	$9,154

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Revenues
Brokerage revenues:
Agency commissions	78.2%	77.2%	69.4%	73.8%	74.4%	75.4%	71.8%	72.0%
Principal transactions	17.5	19.2	22.3	22.1	22.3	21.0	19.7	23.0
Total brokerage revenues	95.7	96.4	91.7	95.9	96.7	96.4	91.5	95.0
Analytics and market data	2.2	2.8	2.3	2.8	2.4	3.0	3.4	4.4
Contract revenue	0.6	—	3.1	—	—	—	—	—
Interest income	1.2	1.2	1.3	1.2	1.0	0.9	0.6	0.8
Other income (loss)	0.3	(0.4)	1.6	0.1	(0.1)	(0.3)	4.5	(0.2)
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	63.1%	62.5%	60.6%	63.0%	63.8%	62.3%	57.6%	61.7%
Communications and market data	5.4	5.4	5.0	4.1	5.0	5.1	4.6	4.8
Travel and promotion	4.8	3.9	4.6	4.1	5.0	4.5	4.3	4.7
Rent and occupancy	2.8	2.6	2.6	3.0	2.5	3.6	2.8	2.8
Depreciation and amortization	3.5	2.4	2.2	2.1	3.0	2.6	2.6	3.3
Professional fees	2.8	2.4	2.8	2.2	1.8	2.1	2.1	2.0
Clearing fees	3.3	3.3	3.6	3.0	2.8	2.7	2.1	2.8
Interest	1.1	0.6	0.9	0.9	0.7	0.6	0.4	1.0
Other expenses	2.1	1.7	2.0	1.9	1.3	1.7	4.1	3.3
Contract costs	0.3	—	2.8	—	—	—	—	—
Lease termination costs to affiliate	0.0	(0.1)	—	—	0.8	—	(1.6)	—
Total expenses	89.2%	84.7%	87.1%	84.3%	86.7%	85.2%	79.0%	86.4%
Income before provision for taxes	10.8	15.3	12.9	15.7	13.3	14.8	21.0	13.6
Provision for income taxes	3.9	5.9	5.4	6.6	5.2	6.5	9.1	6.1
Net income	6.9%	9.4%	7.5%	9.1%	8.1%	8.3%	11.9%	7.5%

The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

Quarter Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
(dollars in thousands)
Brokerage Revenues:

Credit	$61,032	$60,654	$59,838	$71,273	$55,443	$51,472	$60,749	$51,653
Financial	39,232	38,605	38,942	39,488	29,213	30,804	29,835	26,285
Equity	44,940	41,426	46,109	41,459	29,931	25,993	21,869	21,002
Commodity	40,576	32,754	27,037	25,750	20,998	17,710	15,900	17,143
Total brokerage revenues	$185,780	$173,439	$171,926	$177,970	$135,585	$125,979	$128,353	$116,083
Brokerage Revenues:
Credit	32.9%	35.0%	34.8%	40.0%	40.9%	40.8%	47.3%	44.5%
Financial	21.1	22.2	22.7	22.2	21.5	24.5	23.2	22.6
Equity	24.2	23.9	26.8	23.3	22.1	20.6	17.0	18.1
Commodity	21.8	18.9	15.7	14.5	15.5	14.1	12.4	14.8
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

To date, we have financed our operations through cash flows from operations, proceeds received from sales of our equity securities and borrowings under our credit facilities. On February 24, 2006, we amended and restated the terms of our 2004 Credit Agreement with the Bank of America and certain lenders, which we refer to as the 2006 Credit Agreement. The 2006 Credit Agreement provided for maximum borrowings to be increased from $80.0 million under the 2004 Credit Agreement to $135.0 million under the 2006 Credit Agreement and extended the expiration date from August 23, 2007 to February 24, 2011. In September 2006, we entered into an agreement that increased the maximum permitted borrowing under the 2006 Credit Agreement to $160.0 million. See Note 10 to the Consolidated Financial Statements for further details.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At December 31, 2006, we had $181.5 million of cash and cash equivalents compared to $144.1 million and $105.2 million at December 31, 2005 and 2004, respectively. The changes to our cash and cash equivalents balances for these periods are due to our operating, investing and financing activities as discussed below.

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the years ended December 31,

	2006	2005	2004
Cash provided by operating activities	$69,870	$15,653	$15,212
Cash used in investing activities	(106,700)	(35,735)	(7,795)
Cash provided by financing activities	73,944	58,889	10,574
Effects of foreign currency translation adjustment	222	180	(129)
Increase in cash and cash equivalents	$37,336	$38,987	$17,862

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effects of changes in working capital. Cash provided by operating activities was $69.9 million for the year ended December 31, 2006 and consisted of net income of $61.1 million adjusted for non-cash items of $33.0 million and $24.2 million utilized for working capital. The $24.2 million utilized for working capital primarily consisted of changes in net receivables to brokers, dealers and clearing organizations, accrued commissions receivables and other assets, offset by increases in accrued compensation, income taxes payable and accounts payable and accrued liabilities. Cash provided by operating activities was $15.7 million for the year ended December 31, 2005 and consisted of net income of $48.1 million adjusted for non-cash items of $23.7 million and $56.1 million utilized for working capital. Cash provided by operating activities was $15.2 million for the year ended December 31, 2004 and consisted of net income of $23.1 million adjusted for non-cash items of $14.0 million and $21.9 million of working capital. The significant increase in cash provided by operating activities in 2006 as compared to 2005 and 2004 is primarily related to our improved net income, positively adjusted by certain non-cash items such as deferred compensation expense and depreciation and amortization expense.

Cash used in investing activities was $106.7 million for the year ended December 31, 2006 as compared to $35.7 million and $7.8 million for each of the years ended December 31, 2005 and 2004, respectively. The significant increase in cash used in investing activities during 2006 as compared to 2005 and 2004, was primarily attributable to $84.3 million in net cash used for the acquisition of substantially all of the North American brokerage operations and assets of Amerex. See Note 8 to the Consolidated Financial Statements for further details of the Amerex acquisition.

Cash provided by financing activities was $73.9 million for the year ended December 31, 2006 as compared to $58.9 million and $10.6 million for the years ended December 31, 2005 and 2004, respectively.

Cash provided by financing activities primarily consisted of net borrowings of $58.0 million under the 2006 Credit Agreement, which was used to fund the Amerex acquisition. Additionally, cash provided by financing activities included cash proceeds of $8.4 million related to stock option exercises and tax benefits of $11.7 million related to share-based compensation which was offset by cash paid for taxes relating to vested RSUs. The cash provided by financing activities for the year ended December 31, 2005 reflected net proceeds of $73.7 million received from the IPO and $13.3 million from the exercise of stock options and a warrant, offset by the repayment of a $9.3 million loan note payable to JPI and $68.5 million of net repayments of amounts under our 2004 Credit Facility. Cash provided by financing activities was $10.6 million for the year ended December 31, 2004 primarily consisted of net borrowings under the revolving portion of our 2002 Credit Agreement.

Under the 2006 Credit Agreement, loans will bear interest of the London Interbank Offered Rate (“LIBOR”) plus a margin determined by our consolidated leverage ratio as defined in the 2006 Credit Agreement. The 2006 Credit Agreement contains covenants which restrict, among other things, our ability to borrow, pay dividends, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. At December 31, 2006, there was $91.2 million in outstanding borrowings and $6.5 million of outstanding letters of credit under our 2006 Credit Agreement. At December 31, 2006, we had $62.3 million of availability under the 2006 Credit Agreement. Subsequent to year end, we repaid $20.0 million of the outstanding borrowings. We are currently in compliance with all of our obligations under the 2006 Credit Agreement.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd. and GFI Group PTE Ltd. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital, licensing and financial requirements. U.S. and U.K. regulations prohibit a registered broker-dealer from repaying borrowings of its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification or approval from its principal regulator. Our non-regulated subsidiaries are not subject to these restrictions. The capital structures of each of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements.

Our U.S. broker-dealer, GFI Securities LLC, is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. As of December 31, 2006, GFI Securities LLC had Net Capital, as defined under the Exchange Act, of $33.3 million, which was $33.0 million in excess of its required minimum net capital of $0.3 million.

GFI Securities Limited and GFI Brokers Limited are subject to the capital requirements of FSA in the United Kingdom. As of December 31, 2006, GFI Securities Limited had financial resources, as defined by the FSA, of $22.7 million, which was $7.3 million in excess of its required financial resources of $15.4 million. As of December 31, 2006, GFI Brokers Limited had financial resources, as defined by the FSA, of $22.1 million, which was $13.1 million in excess of its required financial resources of $9.0 million.

GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined, of 50 million Japanese Yen as part of its licensing requirement, in accordance with the Foreign Securities Firms Law. In addition, GFI Securities Limited is required to maintain a capital base of 1 billion Japanese Yen (approximately $8.4 million). Further, GFI Securities Limited is subject to the JSDA’s financial requirement that revenue plus “brought-in” capital exceed a ratio of 120.0% of relevant expenditure. At

December 31, 2006, GFI Securities Limited and its Japanese branch were in compliance with these capital requirements and maintained a ratio in excess of 120.0%.

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

GFI (HK) Securities LLC is subject to the capital requirements of the SFC in Hong Kong. At December 31, 2006, GFI (HK) Securities LLC had net capital of approximately $0.7 million, which was $0.3 million in excess of its required minimum net capital of $0.4 million.

GFI (HK) Brokers Ltd. is registered with and regulated by the HKMA. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5.0 million Hong Kong dollars (or approximately $0.6 million). At the time it was registered, GFI (HK) Brokers Ltd. was in compliance with these requirements. However, at December 31, 2006, GFI (HK) Brokers Ltd.’s stockholders’ equity had fallen below the required amount and therefore was not in compliance with this requirement. GFI (HK) Brokers Ltd. discussed this matter with the HKMA and increased its share capital to meet the requirements subsequent to year-end. We do not expect to incur a penalty in connection with this period of non-compliance.

In Singapore, the MAS regulates our subsidiary, GFI Group PTE Ltd. Our compliance requirements with the MAS include, among other things, maintaining stockholders’ equity of 3.0 million Singapore dollars and monitoring GFI Group PTE Ltd.’s trading practices and business activities. At December 31, 2006, GFI Group PTE Ltd had stockholders’ equity of 4.1 million Singapore dollars (approximately $2.7 million), which was 1.1 million Singapore dollars (approximately $0.7 million) in excess of its required stockholders’ equity.

In addition to these regulatory capital requirements, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business. As of December 31, 2006, the balance receivable from clearing organizations was $93.0 million, an increase of $45.1 million from the same period in the prior year. The main reason for this increase was the growth in our brokerage businesses, primarily in the equity product category, which execute transactions on a matched principal basis.

Although we have no material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

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

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of December 31, 2006:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations
Notes Payable (1)	$91,674	$91,674	$—	$—	$—
Operating Leases (2)	56,677	5,588	15,619	16,759	18,711
Purchase Obligations (3)	11,885	10,406	1,479	—	—
Total	$160,236	$107,668	$17,098	$16,759	$18,711

(1)          Amounts listed under Notes Payable represent outstanding borrowings under our 2006 Credit Agreement and vary from the notes payable reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees. Additionally, amounts listed under Notes Payable included interest due of $488 which was paid in January 2007. In February 2006, we amended and restated our 2004 Credit Agreement. Additionally, in September 2006, we entered into an agreement that increased the maximum permitted borrowings under the 2006 Credit Agreement. See Note 10 to the Consolidated Financial Statements for further details regarding the 2004 and 2006 Credit Agreements.

(2)          Amounts listed under Operating Leases include the future minimum rental commitments relating to our Christopher Street lease in London, which premises we vacated in February 2006. The future minimum rental commitments include obligations for the period covering January 2006 through February 2008, at which time we can terminate the lease without a penalty. See Note 15 to the Consolidated Financial Statements for further details.

(3)          Amounts listed under Purchase Obligations include agreements for market data with various information service providers. Additionally, it includes purchase commitments for capital expenditures relating to our European and Korea offices. See Note 15 to our Consolidated Financial Statements for further details.

Off-Balance Sheet Entities

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We provide brokerage services to our clients in the form of either agency or principal transactions. In agency transactions, we charge commissions for executing transactions between buyers and sellers. We earn revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transaction revenue is primarily derived from matched principal transactions. In matched principal transactions, we simultaneously agree to buy instruments from one party and sell them to another. Certain of our brokerage desks enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating our clients’ execution needs, adding liquidity to a market or attracting additional order flow. These unmatched positions are intended to be held short term. Brokerage revenues and related expenses from agency and principal transactions are recognized on a trade date basis. We do not receive actual payment of the commissions or the net spread until the specific account receivable is collected in an agency transaction or until the specific settlement date in a principal transaction.

We evaluate the level of our allowance for doubtful accounts based on the financial condition of our clients, the length of time receivables are past due and our historical experience with the particular client. Also, if we know of a client’s inability to meet its financial obligations, we record a specific provision for doubtful accounts for estimated losses resulting from the inability of that client to make payments. The amount of the provision will be charged against the amounts due to reduce the receivable to the amount we reasonably believe will be collected. If the financial condition of one of our clients were to deteriorate, resulting in an impairment of its ability to make payments, an additional provision could be required. Due to changing economic business and market conditions, we review the provision monthly and make changes to the provision as appropriate. Our allowance for doubtful accounts at December 31, 2006 was $3.5 million.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS No. 109, Accounting for Income Taxes. We will be required to recognize in our financial statements the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We will adopt FIN 48 effective January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC Staff believes registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relative quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We adopted SAB 108 as of December 31, 2006. The adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. SFAS 159 also allows an entity to early adopt provided that the entity also adopts the requirements of SFAS 157. We are currently evaluating the impact of adopting SFAS 159 on our consolidated financial statements.

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

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward and foreign exchange collar contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. Certain of these Foreign Exchange Derivative Contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. At December 31, 2006, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges.

We are also exposed to counterparty credit risk for nonperformance of Foreign Exchange Derivative Contracts and in the event of nonperformance, to market risk for changes in currency rates. The counterparties with whom we execute foreign exchange derivative contracts are major international financial institutions. We monitor our positions with and the credit quality of these financial institutions and we do not anticipate nonperformance by the counterparties.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro and the British Pound strengthened by 10% against the U.S. Dollar, the net impact to our net income would have been a reduction of approximately $6.4 million as of December 31, 2006.

Interest Rate Risk

We had $91.2 million in variable-rate debt outstanding at December 31, 2006. These debt obligations are subject to fluctuations in interest rates, which impact the amount of interest we must pay. If variable interest rates were to increase by 0.50% per annum, the annual impact to our net income would be a reduction of approximately $0.3 million.

Credit Risk

Credit risk arises from potential non-performance by counter parties and customers. We have established policies and procedures to manage our exposure to credit risk. We maintain a thorough credit approval process to limit exposure to counterparty risk and employ stringent monitoring to control the market and counterparty risk from our matched principal business. Our brokers may only execute transactions for clients that have been approved by our credit committee following review by our credit department. Our credit approval process includes verification of key financial information and operating data and anti-money laundering verification checks. Our credit review process includes consideration of independent credit agency reports and a visit to the entity’s premises, if necessary. We have developed and utilize a proprietary, electronic credit risk monitoring system.

Credit approval is granted by our credit committee, which is comprised of senior management and representatives from our compliance, finance and legal departments. Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. Counterparties are reviewed for continued credit approval on at least an annual basis, and the results are reviewed by the credit committee. Maintenance procedures include reviewing current audited financial statements and publicly available information on the client, collecting data from credit rating agencies where available and reviewing any changes in ownership, title or capital of the client. For our agency business, our approval process consists of the requisite anti-money laundering and know-your-customer verifications. In the last five years, we have had no material losses due to the nonpayment by, or the nonperformance of, our customers.

Principal Transactions

Through our subsidiaries, we execute matched principal transactions in which we act as a “middleman” by serving as counterparty to both a buyer and a seller in matching back-to-back trades. These transactions are then settled through a third-party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. In a limited number of circumstances, we may settle a principal transaction on a free of payment basis or by physical delivery of the underlying instrument.

The number of matched principal trades we execute has continued to grow as compared to prior years. Matched principal trades in the less liquid markets on which we focus are less likely to settle on a timely basis than transactions in more liquid markets. Receivables from brokers, dealers and clearing organizations and payables to brokers, dealers and clearing organizations on our consolidated statement of financial condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. Our experience has been that substantially all of these transactions ultimately settle.

Matched principal transactions expose us to risks. In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. Our focus on less liquid and OTC markets exacerbates this risk for us because transactions in these markets are less likely to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, such as those which occurred as a result of the terrorist attacks on September 11, 2001 and the blackout in the eastern portion of the United States in August 2003, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

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

In addition, liability for unmatched trades could adversely affect our results of operations and balance sheet. We allow certain of our brokerage desks to enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating clients’ execution needs, adding liquidity to a market or attracting additional order flow. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms of the instruments brokered, and the amount of time the positions are held before we dispose of the position. We do not track our exposure to unmatched positions on an intra-day basis; however, we attempt to mitigate our market risk on these positions by hedging our exposure. These unmatched positions are intended to be held short term. However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to match the position and we may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market.

Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on our financial condition and results of operations for any particular reporting period.

We also attempt to mitigate the risks associated with principal transactions through our credit approval and credit monitoring processes. We maintain a credit approval process as described above under the discussion of “Credit Risk” as a means of mitigating exposure to counterparty risk. In addition, our credit risk department regularly monitors concentration of market risk to financial instruments, countries or counterparties and regularly monitors trades that have not settled within prescribed settlement periods or volume thresholds. We have developed and utilize a proprietary, electronic risk monitoring system, which provides management with twice daily credit reports that analyze credit concentration.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

We have audited the accompanying consolidated statements of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche

New York, New York
February 28, 2007

GFI GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands except share and per share amounts)

	December 31
	2006	2005
ASSETS
Cash and cash equivalents	$181,484	$144,148
Deposits with clearing organizations	7,973	7,824
Accrued commissions receivable, net	120,731	89,727
Receivables from brokers, dealers and clearing organizations	174,693	208,938
Property, equipment and leasehold improvements, net	41,396	31,674
Software inventory, net	5,770	5,687
Goodwill	91,891	26,683
Intangible assets, net	14,833	2,355
Other assets	60,838	59,101
TOTAL ASSETS	$699,609	$576,137
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$128,047	$88,628
Accounts payable and accrued expense	31,336	22,455
Payables to brokers, dealers and clearing organizations	84,995	165,766
Notes payable, net	90,253	31,247
Other liabilities	34,509	28,914
Lease termination payable to affiliate	—	875
Total Liabilities	$369,140	$337,885
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 28,698,505 and 27,904,568 shares outstanding at December 31, 2006 and 2005, respectively	287	279
Additional paid in capital	224,442	195,360
Retained earnings	105,868	44,790
Accumulated other comprehensive loss	(128)	(2,177)
Total Stockholders’ Equity	330,469	238,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,609	$576,137

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2006	2005	2004
REVENUES:
Brokerage revenues:
Agency commissions	$557,895	$391,583	$262,039
Principal transactions	151,220	114,417	101,339
Total brokerage revenues	709,115	506,000	363,378
Analytics and market data	18,651	17,395	16,081
Contract revenue	6,973	—	—
Interest income	9,144	4,637	1,578
Other income	3,300	5,560	3,983
Total revenues	747,183	533,592	385,020
EXPENSES:
Compensation and employee benefits	465,554	327,345	241,847
Communications and market data	37,300	25,860	20,536
Travel and promotion	32,391	24,652	19,511
Rent and occupancy	20,559	15,450	10,669
Depreciation and amortization	19,021	15,284	13,856
Professional fees	19,152	10,700	9,468
Clearing fees	24,471	13,683	9,816
Interest	6,818	3,635	3,159
Other expenses	14,543	13,890	10,353
Contract costs	5,819	—	—
Lease termination costs to affiliate	(242)	(1,196)	2,651
Total Expenses	645,386	449,303	341,866
INCOME BEFORE PROVISION FOR INCOME TAXES	101,797	84,289	43,154
PROVISION FOR INCOME TAXES	40,719	36,186	20,031
NET INCOME	$61,078	$48,103	$23,123
EARNINGS PER SHARE
Basic	$2.15	$1.80	$1.01
Diluted	$2.09	$1.74	$0.95
WEIGHTED AVERAGE SHARES OUSTANDING BASIC
Class A common stock	—	484,426	5,893,846
Common stock	28,345,697	25,761,202	10,155,809
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	29,175,928	27,699,325	24,334,003

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2006	2005	2004
NET INCOME	$61,078	$48,103	$23,123
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on foreign derivative exchange contracts, net of tax	1,827	5,353	(7,598)
Foreign currency translation adjustment, net of tax	222	180	(129)
COMPREHENSIVE INCOME	$63,127	$53,636	$15,396

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,078	$48,103	$23,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,021	15,284	13,856
Amortization of loan fees	238	400	270
Provision for doubtful accounts	(27)	649	815
Loss on disposal of fixed assets	181	—	—
Deferred compensation	12,708	4,110	195
(Benefit from) provision for deferred taxes	(5,381)	9,666	(4,344)
Loss on foreign currency exchange for notes payable	1,381	93	—
Loss on Fenics Purchase Obligation	—	2,030	570
(Gain)/Loss on foreign exchange derivative contracts	5,156	(7,344)	—
Lease termination payable to affiliate	(242)	(1,195)	2,651
(Increase) decrease in operating assets:
Deposits with clearing organizations	(149)	1,009	(888)
Accrued commissions receivable	(20,578)	(40,098)	(22,981)
Receivables from brokers, dealers and clearing organizations	34,245	199,303	(215,562)
Software inventory	(2,677)	(3,215)	(1,584)
Other assets	68	(40,788)	(6,941)
Increase (decrease) in operating liabilities:
Accrued compensation	31,482	24,531	21,521
Accounts payable and accrued expenses	8,256	516	(486)
Payables to brokers, dealers and clearing organizations	(80,771)	(210,298)	198,375
Income taxes payable	9,843	(169)	4,070
Other liabilities	(3,446)	13,769	2,552
Cash paid to affiliate for lease termination	(516)	(703)	—
Cash provided by operating activities	69,870	15,653	15,212
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	(84,452)	(19,631)	—
Purchase of property, equipment and leasehold improvements	(21,310)	(18,740)	(7,795)
Proceeds/(disbursements) from foreign exchange derivative contracts	(938)	2,636	—
Cash used in investing activities	(106,700)	(35,735)	(7,795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(70,000)	(68,500)	(3,000)
Proceeds from notes payable	128,000	49,712	14,500
Repayment of loan notes payable	—	(9,250)	—
Payment of loan fees	(613)	—	(926)
Issuance of common stock	—	73,651	—
Proceeds from exercises of stock options and a warrant	8,428	13,276	—
Cash paid for taxes on vested restricted stock units	(3,576)	—	—
Tax benefit related to share-based compensation	11,705	—	—
Cash provided by financing activities	73,944	58,889	10,574
Effects of foreign currency translation adjustment	222	180	(129)
INCREASE IN CASH AND CASH EQUIVALENTS	37,336	38,987	17,862
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	144,148	105,161	87,299
CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,484	$144,148	$105,161
SUPPLEMENTAL DISCLOSURE:
Interest paid	$6,076	$3,540	$3,036
Income taxes paid, net of refunds	$17,578	$33,211	$20,907

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible Preferred Stock	Class A Common Stock	Common Stock	Additional Paid In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, JANUARY 1, 2004	$29,069	$59	$102	$34,967	$(26,436)	$17	$37,778
Foreign currency translation adjustment	—	—	—	—	—	(129)	(129
Unrealized gains on foreign derivative exchange contracts	—	—	—	—	—	(7,598)	(7,598)
Deferred compensation	—	—	—	195	—	—	195
Net income	—	—	—	—	23,123	—	23,123
BALANCE, DECEMBER 31, 2004	29,069	59	102	35,162	(3,313)	(7,710)	53,369
Issuance of common stock for exercise of stock options and a warrant	—	—	11	13,265	—	—	13,276
Proceeds from issuance of common stock	—	—	40	73,611	—	—	73,651
Conversions of equity	(29,069)	(59)	126	59,045	—	—	30,043
Tax benefits associated with share-based awards	—	—	—	10,167	—	—	10,167
Foreign currency translation adjustment	—	—	—	—	—	180	180
Unrealized gains on foreign exchange derivative contracts	—	—	—	—	—	5,353	5,353
Deferred compensation	—	—	—	4,110	—	—	4,110
Net income	—	—	—	—	48,103	—	48,103
BALANCE, DECEMBER 31, 2005	—	—	279	195,360	44,790	(2,177)	238,252
Issuance of common stock for exercise of stock options and vesting of restricted stock units	—	—	8	8,420	—	—	8,428
Withholding of restricted stock units in satisfaction of tax requirements	—	—	—	(3,751)	—	—	(3,751)
Tax benefits associated with share-based awards	—	—	—	11,705	—	—	11,705
Foreign currency translation adjustment	—	—	—	—	—	222	222
Unrealized gains on foreign derivative exchange contracts	—	—	—	—	—	1,827	1,827
Deferred compensation	—	—	—	12,708	—	—	12,708
Net income	—	—	—	—	61,078	—	61,078
BALANCE, DECEMBER 31, 2006	$—	$—	$287	$224,442	$105,868	$(128)	$330,469

See notes to consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

The consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its sole wholly-owned subsidiary GFInet inc. (“GFInet”), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., Amerex Brokers LLC and Fenics Limited and subsidiaries (“Fenics”). As of December 31, 2006, Jersey Partners, Inc. (“JPI”) owns approximately 44% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

Principal Transactions—Principal transaction revenue is primarily derived from matched principal transactions. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. A limited number of brokerage desks are allowed to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating clients’ execution needs for transactions initiated by such clients, adding liquidity to a market or attracting additional order flow. These unmatched positions are intended to be held short term. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered.

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

Long-Term Construction Type Contract—The Company is a party to a long-term construction-type contract pursuant to which the Company developed an online currency trading system and customized it for a customer. The contract was accounted for using the completed-contract method in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts,” and with the applicable guidance provided by SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts (“SOP 81-1”). Under the completed contract method, the revenues and expenses are deferred and netted on the balance sheet until such time when the project is substantially complete. SOP 81-1 states that a contract is considered substantially complete when only inconsequential actions remain incomplete, the remaining costs in comparison to the total costs to be incurred are immaterial and the potential risk is insignificant in amount. During the second quarter of 2006, the contract was considered substantially complete and the related revenues and expenses were recognized.

Additionally, in conjunction with this long-term construction type contract, the Company provides hosting services to the customer. Revenue for hosting services is recognized as services are rendered.

Subsequent to the completion of this long-term construction type contract, the Company has entered into contracts with this customer to provide additional work on a time and material basis. The additional contracts are not considered stand-alone contracts; rather, they are considered extensions of the long-term construction type contract. These contracts are accounted for under the completed contract method as they are short-term in nature. Contract revenue and expense of $1,092 and $639, respectively, was recognized during the fourth quarter of 2006.

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

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. In accordance with SFAS No. 142 Goodwill and Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In the event the Company determines that the value of goodwill has become impaired, it will incur a charge for the amount of impairment during the fiscal quarter in which such determination is made. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization where the contract between the Company and the employee provides for the return of proportionate amounts outstanding if employment is severed prior to the termination of the contract. Amortization is calculated using the straight-line method over the term of the contract, which is generally over three years. These forgivable loans have interest rates of up to 4.5%. The Company expects to fully recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment, or if their employment is terminated for cause, prior to the expiration of the contract. The prepaid bonuses and forgivable loans are included in other assets in the Consolidated Statements of Financial Condition.

Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Certain of these contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The Company reclassifies gains and losses on the foreign exchange derivative contracts included in accumulated other comprehensive loss into earnings at the time the hedged transactions are recognized. The Company measures effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of the hedges, if any, is included in other income. There is no portion of the derivative instruments’ gains or losses that has been excluded from the assessment of effectiveness. For foreign exchange derivative contracts that do not qualify for hedge accounting under SFAS No. 133, the Company records these contracts at fair value and all realized and unrealized gains and losses are included in other income in the Consolidated Statement of Income.

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

Segment and Geographic Information—The Company’s only operating segment consists of its brokerage and analytic and market data operations. This segment operates across domestic and international markets. Substantially all of the Company’s identifiable assets are in North America and Europe.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

The following pro forma financial information shows the effect, net of tax, on net income as if the fair value method had been applied.

	Year ended December 31,
	2005	2004
Net income—as reported	$48,103	$23,123
Add:
Effect of stock-based employee compensation included in reported net income, net of tax	2,561	33
Deduct:
Total stock-based employee compensation determined under fair value method, net of tax	(2,690)	(328)
Net income—pro forma	$47,974	$22,828
Basic earnings per share—as reported	$1.80	$1.01
Basic earnings per share—pro forma	$1.79	$1.00
Diluted earnings per share—as reported	$1.74	$0.95
Diluted earnings per share—pro forma	$1.73	$0.94

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

The Company will adopt FIN 48 effective January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In Septembers 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The SEC Staff believes registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relative quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company adopted SAB 108 as of December 31, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The effective date for SFAS 159 is the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. SFAS 159 also allows an entity to early adopt provided that the entity also adopts the requirements of SFAS 157. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

3.  DEPOSITS WITH CLEARING ORGANIZATIONS

The Company maintains deposits at various clearing companies and organizations that perform clearing and custodial functions for the Company. These deposits consist of cash.

4.  ACCRUED COMMISSIONS RECEIVABLE

Accrued commissions receivable represent amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and derivative brokerage transactions. In determining the allowance for doubtful accounts, management considers the financial condition of the Company’s clients, the length of time receivables are past due and historical experience. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $3,547 and $3,202 as of December 31, 2006 and 2005, respectively. The allowance is based on management’s estimate and is reviewed on a periodic basis based on the aging of outstanding receivables and counterparty exposure.

5.  RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	December 31,
	2006	2005
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$80,837	$161,069
Balance receivable from clearing organizations	93,856	47,869
Total	$174,693	$208,938
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$72,394	$148,971
Balance payable to clearing organizations	566	466
Payable to financial institutions	12,035	16,329
Total	$84,995	$165,766

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

6.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

	Year Ended December 31,
	2006	2005
Software	$53,612	$45,303
Computer equipment	15,960	13,003
Leasehold improvements	17,180	13,357
Communications equipment	11,694	7,981
Furniture and fixtures	4,511	3,954
Automobiles	181	181
Total	103,138	83,779
Accumulated depreciation and amortization	(61,742)	(52,105)
Property, equipment, and leasehold improvements less accumulated depreciation and amortization	$41,396	$31,674

During the year ended December 31, 2006 and 2005, the Company removed from its consolidated financial statements $4,312 and $7,530, respectively, of fully depreciated or almost fully depreciated fixed assets that are no longer in use and the related accumulated depreciation. Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $13,949, $12,807, and $12,424, respectively.

7.  SOFTWARE INVENTORY

	December 31,
	2006	2005
Software inventory, cost
Work in process	$1,048	$4,295
Finished goods	8,244	3,295
	9,292	7,590
Accumulated amortization	(3,522)	(1,903)
Software inventory, net	$5,770	$5,687

In December 2006, the Company removed from its consolidated financial statements $975 of fully amortized software that would no longer be sold and the related accumulated amortization. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $2,594, $1,023 and $625, respectively. Included in the amortization expense for the year ended December 31, 2006 was $825 to write down certain software inventory to its net realizable value.

8.  GOODWILL AND INTANGIBLE ASSETS

On October 1, 2006, the Company completed an acquisition of substantially all of the North American brokerage operations and assets of the following Texas limited partnerships (collectively, “Amerex Energy”): Amerex Natural Gas I, Ltd., Amerex Power, Ltd., Amerex Emissions, Ltd. and Amerex Retail Energy Services, Ltd. Amerex Energy operated as a leading inter-dealer broker of electric power, natural

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

gas and emissions products and related derivative and option contracts in North America. The results of Amerex Energy’s operations have been included in the consolidated financial statements since that date.

The Amerex Energy acquisition was accounted for as a purchase business combination. Assets acquired were recorded at their fair value as of October 1, 2006. The purchase price was $86,424, including cash acquired of $2,097 and $475 of direct transaction costs related to the acquisition, consisting primarily of legal and other professional fees. Included as part of the purchase price is $5,000 that was deposited into an escrow account with a third-party escrow agent as collateral for certain indemnities provided by Amerex Energy. Any amounts remaining in the escrow account at March 30, 2008 that are not subject to pending claims will be distributed to Amerex Energy. Management determined the fair value of the identifiable intangible assets acquired based upon an independent valuation model. The purchase price was allocated as follows:

		Useful Life
Assets:
Cash	$2,097
Accounts Receivables	9,098
Property, plant and equipment, including internally developed software acquired	2,543
Intangible assets subject to amortization-
Trademark and trade name	2,320	5 Years
Customer relationships	10,200	6 Years
Covenants not to compete	1,706	3.5 Months – 5 Years
Favorable lease agreements	620	8 Years
Intangible assets not subject to amortization—
Proprietary knowledge	110	Indefinite
Prepaid and other assets	1,596
Goodwill	65,175
Total assets acquired	$95,465
Liabilities:
Accrued compensation	$7,937
Accounts payable and accrued expense	530
Other liabilities	574
Total liabilities assumed	9,041
Net Assets Acquired	$86,424

Total acquired intangible assets that are subject to amortization totaled $14,846 and have a weighted-average useful life of approximately 5.12 years.

Fenics Limited minority shareholders were paid approximately $125 for 14,916 shares tendered to the Company, or approximately 3% of the outstanding minority shares. The acquisition of the Fenics minority shares resulted in an increase in goodwill of $33. As of December 31, 2006, approximately 11,313 of the Fenics minority shares have not been tendered to the Company.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2005 and 2006 were as follows:

Goodwill:
Balance as of December 31, 2004	$11,482
Goodwill acquired during the year	15,201
Balance as of December 31, 2005	26,683
Goodwill acquired during the year	65,208
Balance as of December 31, 2006	$91,891

Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of January 1, 2007, 2006 and 2005. The Company will continue to evaluate goodwill on an annual basis as of the beginning of its new fiscal year, and whenever events and changes in circumstances indicate that there may be a potential impairment.

Intangible assets consisted of the following:

	December 31,
	2006	2005
Gross intangible assets
Customer base/relationships	$12,690	$2,490
Trade name	4,070	1,750
Core technology	3,230	3,230
Covenants not to compete	2,256	550
Favorable lease agreements	620	—
Proprietary knowledge	110	—
Patent	34	34
Total gross intangible assets	23,010	8,054
Accumulated amortization	(8,177)	(5,699)
Net intangible assets	$14,833	$2,355

Amortization expense for the years ending December 31, 2006, 2005 and 2004 was $2,478, $1,454 and $808, respectively.

At December 31, 2006, expected amortization expense for the definite lived intangible assets is as follows:

2007	$3,224
2008	2,574
2009	2,565
2010	2,532
2011	2,325
Total	$13,220

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

9. OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2006	2005
Prepaid bonuses	$27,927	$31,107
Forgivable employee loans	3,441	2,582
Income taxes receivable	1,750	7,540
Deferred tax assets	5,625	2,242
Other assets	22,095	15,630
Total Other Assets	$60,838	$59,101

10. NOTES PAYABLE

On August 23, 2004, the Company entered into a credit agreement with Bank of America N.A. and certain other lenders (the “2004 Credit Agreement”). The 2004 Credit Agreement provided for a multicurrency revolving cash facility in a principal amount of $80,000, which included a letter of credit facility with a sub-limit of $30,000.

In February 2006, the Company amended and restated the terms of the 2004 Credit Agreement. The amended and restated credit agreement (the “2006 Credit Agreement”) provided for maximum borrowings of $135,000, which included up to $50,000 for letters of credit, and has an expiration date of February 24, 2011. In September 2006, the Company entered into an agreement that increased the maximum permitted borrowings under the 2006 Credit Agreement to $160,000, including up to $50,000 in letters of credit. Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the 2006 Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the 2006 Credit Agreement. At December 31, 2006, the applicable margin was 1.0% and the one-month LIBOR was 5.35%. Amounts outstanding under the 2006 Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company’s subsidiaries.

The Company had outstanding borrowings under its 2006 Credit Agreement as of December 31, 2006 and under its 2004 Credit Agreement as of December 31, 2005 as follows:

	As of December 31,
	2006	2005
Loan Available (1)	$160,000	$80,000
Loans Outstanding	$91,186	$31,805
Letters of Credit Outstanding	$6,500	$6,500

(1)          Amounts available include up to $50,000 and $30,000 for letters of credit as of December 31, 2006 and 2005, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

As of December 31, 2006, the combined aggregate maturities for all outstanding notes payable were $91,186, which is due in 2007. The outstanding loans bore interest rates ranging from 4.42% to 6.11% at December 31, 2006 and from 3.42% to 5.38% at December 31, 2005. In January 2007, the Company repaid $20,000 of the outstanding loan balance.

At December 31, 2006 and 2005, notes payable were recorded net of unamortized loan fees of $933 and $558, respectively.

The 2006 Credit Agreement and the 2004 Credit Agreement contain certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2006 and 2005, respectively.

11. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2006	2005	2004
Current Provision:
Federal	$11,332	$9,883	$6,690
Foreign	29,961	12,369	14,212
State and local	4,807	4,268	3,473
Total current provision	46,100	26,520	24,375
Deferred Provision (Benefit):
Federal	(1,289)	3,136	(1,295)
Foreign	(3,499)	5,703	(2,257)
State and local	(593)	827	(792)
Total deferred provision (benefit)	(5,381)	9,666	(4,344)
Total	$40,719	$36,186	$20,031

The Company had pre-tax income from foreign operations of  $79,451, $46,773 and $26,429 for the years ended December 31, 2006, 2005 and 2004, respectively. Pre-tax income from domestic operations was $22,346, $37,516 and $16,725 for the years ended December 31, 2006, 2005 and 2004, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s gross deferred tax assets (liabilities) are set forth below:

	As of December 31,
	2006	2005
Deferred tax assets:
Deferred compensation	$6,022	$2,451
Net operating/capital loss carryforwards	5,078	6,860
Foreign deferred items	4,776	2,405
Foreign tax credits	631	686
Liability reserves	1,091	1,217
Prepaid expenses	780	781
Deferred revenue	—	436
Other	1,102	1,287
Valuation allowance	(4,828)	(5,939)
Total deferred tax assets	$14,652	$10,184
Deferred tax liabilities:
Depreciation/amortization	$(6,547)	$(7,689)
Prepaid compensation	(3,146)	(2,697)
Unrealized gain on currency hedging	(195)	(635)
Other	(999)	(118)
Total deferred tax liabilities	$(10,887)	$(11,139)
Net deferred tax assets/(liabilities)	$3,765	$(955)

Cumulative undistributed earnings of foreign subsidiaries were approximately $78,498 at December 31,2006. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in the company’s foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated.

The deferred tax assets relating to foreign deferred items listed above consist primarily of depreciation and amortization, deferred compensation and unpaid intra-group royalties and interest. Additionally, during 2006, the valuation allowance was decreased by $1,111, primarily due to a decrease in foreign net operating loss carry forwards. At December 31, 2006, the company had U.S. net operating loss carryforward of $5,433 and foreign net operating loss of $13,659. The U.S. amounts are subject to annual limitations on utilization and will begin to expire in various years after 2018. The foreign amounts are primarily Singapore and Hong Kong carryforwards that are subject to annual limitations on utilization, but can be carried forward indefinitely. Further, the Company has $631 of foreign tax credit carryforwards at December 31, 2006 that will expire in 2012.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

The corporate statutory U.S. federal tax rate was 35% for the three years presented. A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is set forth below:

	December 31,
	2006	2005	2004
U.S. federal income tax at statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefit	2.9	4.1	4.8
Foreign operations	1.3	2.8	3.3
Non-deductible expenses	1.5	2.0	4.1
General business credit	(0.1)	(1.0)	(1.0)
Tax-Exempt Income	(0.6)	(0.3)	—
Other	—	0.3	0.2
Effective income tax rate	40.0%	42.9%	46.4%

Income tax benefits of approximately $11,705 and $10,167 from the exercise of stock options and the vesting of restricted stock units was credited directly to additional paid-in capital in 2006 and 2005 respectively. No such benefit was recorded in 2004.

The company is subject to regular examinations by the Internal Revenue Service (the “IRS”), taxing authorities in foreign countries, and states in which the Company has significant business operations. The company regularly assesses the likelihood of additional assessments in each of the taxing jurisdiction resulting from on-going and subsequent years’ examinations. Included in current tax expense are charges to accruals for expected tax assessments in accordance with SFAS No. 5, Accounting for Contingencies. The resolution of these tax matters could have a material impact on the Company’s effective tax rate.

12. STOCKHOLDERS’ EQUITY

Conversion—During 2005, all shares of Class A common stock and Series A, B and C preferred stock were converted into Class B common stock and Class B common stock was renamed Common Stock.

	Class A Common Stock Shares	Common Stock Shares
Authorized (at December 31, 2006)	—	100,000,000
Outstanding:
January 1, 2004	5,893,846	10,155,809
December 31, 2004	5,893,846	10,155,809
December 31, 2005	—	27,904,568
December 31, 2006	—	28,698,505
Par value per share	$0.01	$0.01

Share Issuance

During 2006, the Company issued 793,937 shares of common stock in connection with the exercise of stock options and vesting of RSUs. The Company received total cash proceeds of $8,428 in connection with the exercise of stock options.

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

Preferred Stocks

As of December 31, 2004, the Company had 2,842,093 and 178,941 shares of Series A and Series B Preferred Stocks, respectively, with a par value of $0.01 per share, which were automatically converted into Common Stock upon completion of the Company’s initial public offering (“IPO”) in January 2005. As of December 31, 2006 and 2005, the Company had one class of preferred stock with 5,000,000 shares authorized and none issued.

Series C Redeemable Convertible Preferred Stock

The Company had 3,723,545 shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”) at December 31, 2004, which were automatically converted into common stock upon the completion of the IPO in January 2005.

13. EARNINGS PER SHARE

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

Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus outstanding stock options, RSUs and warrant using the “treasury stock” method. In addition, the 2004 and 2005 diluted earnings per share included the dilutive effect of convertible preferred stock using the “if-converted” method and contingently issuable shares of common stock to the Series C Preferred Stockholders.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004 were as follows:

	December 31,
	2006	2005	2004
Basic earnings per share
Net income applicable to stockholders	$61,078	$48,103	$23,123
Income allocated to participating preferred stockholders	—	(903)	(6,842)
Income available to common stockholders	$61,078	$47,200	$16,281
Weighted average common shares outstanding:
Class A common stock	—	484,426	5,893,846
Common stock	28,345,697	25,761,202	10,155,809
Weighted average common shares outstanding	28,345,697	26,245,628	16,049,655
Basic earnings per share—Class A and Common stock	$2.15	$1.80	$1.01
Diluted earnings per share
Net income applicable to stockholders	$61,078	$48,103	$23,123
Weighted average common shares outstanding	28,345,697	26,245,628	16,049,655
Effect of dilutive shares:
Options, warrant and RSUs	830,231	899,348	190,993
Convertible preferred shares	—	248,304	3,021,034
Redeemable convertible preferred shares	—	306,045	3,723,545
Effect of contingently issuable shares subject to Series C purchase price adjustment	—	—	1,348,776
Weighted average shares outstanding and common stock equivalents	29,175,928	27,699,325	24,334,003
Diluted earnings per share	$2.09	$1.74	$0.95

Options and a warrant to purchase 24,658, and 263,079 shares with exercise prices greater than the average market prices of common stock, as estimated by management, were outstanding during 2005 and 2004, respectively, and were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive. Options to purchase 1,248,191 shares were outstanding under the GFI Group Inc. 2002 Stock Option Plan (“GFI Group 2002 Plan”) at December 31, 2004 and were excluded from the computation of diluted earnings per share for the respective periods because the contingency related to the exercisability of these options was not met. This contingency was met upon the Company’s IPO, which occurred in January 2005. Consequently, options granted under the GFI Group 2002 Plan have been included in diluted earnings per share to the extent they are dilutive. Further, 125,986 and 198,754 RSUs were also excluded from the computation of diluted earnings per share for the years ended December 31, 2006 and 2005, respectively, because their effect would have been anti-dilutive.

14. SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”). This plan permits the grant of non-qualified stock options, stock

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2004 Equity Incentive Plan. Subject to certain adjustment provisions in this Plan, as of December 31, 2006, 2,869,256 shares of our common stock, or any other security issued by the Company in substitution or exchange therefore, were available for grants of awards under this plan. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally over three years.

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below. During 2006, the Company modified the vesting terms of certain RSUs for several employees in connection with the termination of their employment. As a result of these modifications, the Company recorded compensation expense totaling $1,727 in 2006 representing the fair value of the RSUs on the date of modification.

The following activity relating to the RSUs has occurred under the Company’s 2004 Equity Incentive Plan:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2004	—	$—
Granted	608,359	31.91
Vested	(6,333)	25.50
Terminated	(2,801)	21.00
Outstanding December 31, 2005	599,225	32.03
Granted	535,487	55.50
Vested	(215,110)	34.52
Cancelled	(46,749)	35.83
Outstanding December 31, 2006	872,853	$45.61

The weighted average fair value of RSUs granted during the year was $55.50 per unit, compared with $31.91 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs is as follows:

	For the Year Ended December 31,
	2006	2005
Compensation expense	$12,228	$2,731
Income tax benefits	4,631	1,042

At December 31, 2006, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $32,250 and is expected to be recognized over a weighted-average period of 2.06 years. The total fair value of RSUs that vested during the year ended December 31, 2006 and 2005 was $7,426 and $161, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

As of December 31, 2006, the Company had stock options outstanding under two plans: the GFI Group 2002 Plan and the GFInet inc. 2000 Stock Option plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. In addition to these terms, both the GFI 2002 Group Plan and the GFInet 2000 Plan contained events that had to occur prior to any options becoming exercisable. Options outstanding under both plans are exercisable for common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of option grants under such plans.

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

The weighted average fair value of the stock options granted or modified during the years ended December 31, 2004 was $1.68, utilizing the weighted average assumptions described below. The fair value of the options granted or modified under both the GFI Group 2002 Plan and GFInet 2000 Plan was estimated on the date of grant or modification using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%; (ii) expected term of five years; (iii) volatility of 0% (until the filing of the Company’s initial registration statement on June 16, 2004); and (iv) an average risk-free interest rate of 3.4% and 2.9% for the years ended December 31, 2004 and 2003, respectively. In estimating the fair value of options granted subsequent to the filing of its initial registration statement on June 16, 2004, the Company assumed an average volatility of 33% based on the average volatilities of comparable public entities. Options under both plans vest ratably over a period of two to four years. During 2006, the Company modified certain stock options and the weighted average fair value of the modified stock options was $6.50.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

All repriced and modified options are reflected as cancellations and grants in all the summaries below of stock option transactions.

A summary of stock option transactions is as follows:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding January 1, 2004	803,552	$11.88	1,569,619	$12.12
Granted	1,098,551	13.77	141,052	11.93
Terminated	(653,912)	11.88	(253,390)	14.37
Outstanding December 31, 2004	1,248,191	13.55	1,457,282	11.71
Exercised	(261,491)	12.44	(786,359)	11.48
Terminated	(33,263)	16.48	(12,261)	17.15
Outstanding December 31, 2005	953,437	13.75	658,662	11.88
Granted	17,632	21.00	—	—
Exercised	(328,091)	13.61	(335,102)	11.64
Terminated	(21,317)	19.87	(526)	9.50
Outstanding December 31, 2006	621,661	$13.83	323,034	$12.13

The following table summarizes information about the GFI Group 2002 Plan options as of December 31, 2006:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Options Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$11.88	488,920	7.26	$11.88	395,891	$11.88
21.00	132,741	7.53	21.00	81,425	21.00

The following table summarizes information about the GFInet 2000 Plan options as of December 31, 2006:

	Stock Options Outstanding and Exercisable
Exercise Price	Options Outstanding and Exercisable	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$ 9.50	213,151	3.46	$9.50
11.88	30,843	6.47	11.88
14.25	11,418	4.04	14.25
19.00	50,549	4.18	19.00
23.75	17,073	3.49	23.75

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Total compensation expense and related income tax benefit recognized in relation to the stock options is as follows:

	For the Year Ended December 31,
	2006	2005	2004
Compensation expense	$480	$1,379	$195
Income tax benefits	201	533	—

At December 31, 2006, total unrecognized compensation cost related to unvested stock option awards prior to the consideration of expected forfeitures was approximately $175 and is expected to be recognized over the weighted average period of 0.30 years.

For the year ended December 31, 2006 and 2005, the total fair value of options that vested was $640 and $618, respectively. The total intrinsic value of options exercised for the year ended December 31, 2006 and 2005 was $27,809 and $27,441, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at December 31, 2006 was $46,295 and $39,491, respectively.

15. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has non-cancelable operating leases for computer hardware and software, communications equipment, and office space that expire on various dates through 2015. At December 31, 2006, the future minimum rental commitments under such leases are as follows:

2007	$5,588
2008	7,734
2009	7,885
2010	8,287
2011	8,472
Thereafter	18,711
Total	$56,677

Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. In addition, certain of the Company’s leases grant a free rent period, which is amortized over the lease term. The accompanying consolidated statements of income reflect all rent expense on a straight-line basis over the term of the leases. Rent expense under the leases for the years ended December 31, 2006, 2005, and 2004 was $8,999, $8,194, and $4,300, respectively.

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of December 31, 2006, the Company had total purchase commitment for market data of approximately $10,763, with $9,284 due within the next twelve months and $1,479 due between one to two years. Additionally, the Company has purchase commitments for capital expenditures related to the purchase of certain software and installation in the U.K. of $621 and $501 related to the new

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

office in Korea. All of these purchase commitments for capital expenditures are due within the next twelve months.

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

16. RETIREMENT PLANS

In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable laws of the Internal Revenue Code. It is available to all eligible U.S. employees as stated in the plan document and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the statutory limit. The Company did not make any contributions to the plan for the years ended December 31, 2006, 2005, or 2004.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

In the U.K. the Company has established two defined contribution plans pursuant to the applicable laws in the U.K. Employees of the U.K. subsidiaries may voluntarily designate a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The GFI Group Personal Pension Plans are open to all U.K. employees after the completion of three months of employment. Additionally, there was an Occupational Pension Plan which was available only to senior employees. The Company also matched contributions made under this plan up to a certain percentage. In April 2006, the Occupational Pension Plan was replaced by the Executive Pension Plan with similar matching contributions up to a certain percentage. The Company has made aggregate contributions of $1,437, $1,198, and $1,166 in 2006, 2005 and 2004, respectively, for the GFI Group Personal Pension Plans, Occupational Pension Plan and the Executive Pension Plan.

17. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company, through GFInet and GFI Group LLC and their primary subsidiaries, operates as an inter-dealer broker. In this role, the Company is interposed between buyers and sellers (“counterparties”). Agency brokerage transactions facilitated by the Company are settled between the counterparties on a give-up basis. Principal transactions are cleared through various clearing organizations. In the event of counterparty nonperformance, the Company may be required to purchase or sell financial instruments at unfavorable market prices, which may result in a loss to the Company. The Company does not anticipate nonperformance by counterparties. The Company monitors its credit risk daily and has a policy of reviewing regularly the credit standing of counterparties with which it conducts business.

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

18. FINANCIAL INSTRUMENTS

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

In March 2005, the Company discontinued hedge accounting for a foreign exchange derivative contract that was previously designated and qualified as a hedge under SFAS No. 133. The de-designation of this contract was necessary because the Company renegotiated the exchange rates in the contract that resulted in its termination and the execution of a new contract. Subsequent to such de-designation, the Company discontinued prospectively hedge accounting for the original contract. Unrealized losses on the original contract remained in accumulated other comprehensive loss and were reclassified into earnings

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

over the term of the original contract. Since de-designation, $6,814 ($4,770 after-tax) was reclassified from accumulated other comprehensive loss into earnings. At December 31, 2006, there was no remaining unrealized loss related to the de-designated foreign exchange derivative contract. As of December 31, 2006, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges. For the years ended December 31, 2006, 2005 and 2004, there was no hedge ineffectiveness. For the years ended December 31, 2006, 2005 and 2004, unrealized gains (losses) before tax totaling $2,610, $7,813 and ($11,141), respectively, were recorded as other comprehensive income (loss).

The Company does not hold or issue derivative financial instruments for trading purposes. The counterparties with whom the Company trades foreign exchange contracts are major international financial institutions. The Company monitors its positions with and the credit quality of these financial institutions and does not expect nonperformance by the counterparties.

Fair Value of Financial Instruments—Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations. These receivables and payables are short term in nature and have subsequently substantially all settled at the contracted amounts. The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s debt obligations was estimated using market rates of interest available to the Company for debt obligations of similar types and approximates the carrying value at December 31, 2006 and 2005. The Company’s derivatives are summarized below, showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Consolidated Statements of Financial Condition as of December 31, 2006 and 2005:

Asset/(Liabilities)	2006	2005
Foreign Exchange Derivative Contracts:
Assets	$649	2,196
Liabilities	(139)	(79)
Fenics Purchase Obligation	(53)	(144)

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

Included in other assets in the Consolidated Statements of Financial Condition as of December 31, 2006 were $1,638 of assets primarily relating to the U.K. equity instruments held by the Company and recorded at current market value.

19. REGULATORY REQUIREMENTS

GFI Securities LLC is a registered broker-dealer with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. (“NASD”). GFI Securities LLC is also a registered

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom (“FSA”). GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $395.

The following table sets forth the minimum capital, as defined, that certain of the Company’s subsidiaries must be maintained as of December 31, 2006:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$33,258	$22,127	$22,689	$703
Minimum Net Capital required	250	9,003	15,388	395
Excess Net Capital	$33,008	$13,124	$7,301	$308

In addition to the minimum net capital requirements outlined above, certain of the Company’s subsidiaries are subject to additional regulatory requirements.

GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore (“MAS”), which require that GFI Group PTE Ltd, among other things, maintain stockholders’ equity of 3,000 Singapore dollars, measured annually. At December 31, 2006, GFI Group PTE Ltd. had stockholders’ equity of 4,071 Singapore dollars (or approximately $2,651), which exceeded the minimum requirement by approximately 1,071 Singapore dollars (or approximately $697).

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the “FSFL”) in Japan. In July 2006, GFI Securities Limited’s Japanese branch obtained a full securities license with the FSFL. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined under the FSFL, of 50,000 Japanese Yen (approximately $420). In addition, GFI Securities Limited is required to maintain a capital base of 1,000,000 Japanese Yen (approximately $8,393). GFI Securities Limited’s Japanese branch is also subject to the net capital rule promulgated by the FSFL, which requires that net worth, including “brought-in” capital, exceed a ratio of 120.0% of relevant expenditure. At December 31, 2006, GFI Securities Limited and its Japanese branch were in compliance with these capital requirements and maintained a ratio in excess of 120.0%.

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

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority (“HKMA”). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $643). At the time it was registered, GFI (HK) Brokers Ltd. was in compliance with these requirements. However, at December 31, 2006, GFI (HK) Brokers Ltd.’s stockholders’ equity had fallen below the required amount and therefore was not in compliance with this requirement. GFI (HK) Brokers Ltd. discussed this matter with the HKMA and increased its share capital to meet the requirements subsequent to year-end. GFI (HK) Brokers Ltd. does not expect to incur a penalty in connection with this period of non-compliance.

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. Except as discussed above regarding GFI (HK) Brokers Ltd., the Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of December 31, 2006.

20. GEOGRAPHIC INFORMATION

The Company offers its products and services in the North America, Europe and the Asia-Pacific region.

Information regarding revenue for the years ended December 31, 2006, 2005 and 2004, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2006, 2005 and 2004 are as follows:

	For the year ended December 31,
	2006	2005	2004
Revenues:
North America	$352,976	$268,101	$170,661
Europe	326,174	222,058	191,831
Asia-Pacific	68,033	43,433	22,528
Total	$747,183	$533,592	$385,020

	As of December 31,
	2006	2005
Long-lived Assets, as defined:
North America	$32,158	$25,200
Europe	12,753	10,645
Asia-Pacific	2,255	1,516
Total	$47,166	$37,361

Revenues are attributed to geographic areas based on the location of the relevant legal entities. Certain reclassifications have been made to the 2005 geographic revenues to conform to current presentations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

21. OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2006	2005	2004
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$2,610	$7,813	$(11,141)
Tax Expense (Benefit)	(783)	(2,460)	3,543
After Tax Amount	$1,827	$5,353	$(7,598)
Foreign currency translation adjustment
Before Tax Amount	$400	$341	$(284)
Tax Expense (Benefit)	(178)	(161)	155
After Tax Amount	$222	$180	$(129)

The Company reclassified the following out of other comprehensive income into other income for each period noted:

	For the year ended December 31,
	2006	2005
Gross loss	$4,807	$1,812
Net of tax	3,365	643

22. RELATED PARTY TRANSACTIONS

Office lease arrangements with affiliates

In the fourth quarter of 2005, the Company ceased use of the premises it had leased from an affiliate and recorded a liability for the remaining rent plus other charges at that time. During the third quarter of 2006, the Company reduced its estimate for related termination charges by £50 (or $93). Of the remaining accrual balance of $157, approximately $62 and $95 will be paid to the affiliate and third parties, respectively. During the fourth quarter of 2006, the Company paid the remaining balance of $62 to the affiliate. Additionally, a remaining accrual balance of $33 will be paid to third parties.

In addition, the Company leases a corporate apartment in London from GFI Brokers (Channel Islands) Limited. We currently pay a monthly lease payment of approximately £2 for this apartment. The lease term for this corporate apartment is on a month-to-month basis.

Forgivable Loans to Employees

The Company periodically provides forgivable employee loans to employees when they enter into fixed term employment agreements with the Company. See Notes 2 and 9 for further details.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and the COSO criteria, management believes that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

The Company’s audited consolidated financial statements include the results of the North American brokerage operations and assets of Amerex Energy, acquired by the Company on October 1, 2006. However, consistent with published SEC guidance on the permissible scope of management’s internal control report, management’s assessment of internal control over financial reporting did not include Amerex Energy. The financial statements for Amerex Energy reflect total assets (exclusive of Goodwill and Intangibles, controls over which were included in management’s assessment) and revenues constituting approximately 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. See Note 8 to the Consolidated Financial Statements for additional information regarding this acquisition.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

We have audited management’s assessment, included in the accompanying December 31, 2006 Form 10-K of GFI Group Inc. and subsidiaries (the “Company”) at Item 9A under the heading “Management’s Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Amerex Energy, which was acquired on October 1, 2006 and whose financial statements reflect total assets (exclusive of goodwill and intangibles, controls over which were included in management’s assessment) and total revenues constituting 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Amerex Group. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2006 and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the year ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche
New York, New York
February 28, 2007

Change in Internal Controls

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting and determined that there have been no changes in our internal controls over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth under the caption “Election of Directors” in the registrant’s proxy statement (the “Proxy Statement”) to be furnished to stockholders in connection with the 2007 Annual Meeting of Stockholders to be held on June 13, 2007, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. We have also adopted a Code of Business Conduct and Ethics that is applicable to the Company’s senior financial and accounting officers (including the chief executive officer, chief financial officer and corporate controller). A copy of these codes are posted on the Company’s website, www.gfigroup.com, under the section “Investor Relations—Corporate Governance”. In the event the Company substantively amends or waives a provision of its Codes of Business Conduct and Ethics, the Company intends to disclose the amendment or waiver on the Company’s website as well.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Related Party Transactions and Director Independence” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Fees Paid to Independent Auditors” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.   See Index to Financial Statements on page 71.

(a)(2) Financial Statement Schedules.   We have included Schedule I—Condensed Financial Information of GFI Group Inc. (Parent Company Only) on pages I-1 to I-5.

(a)(3) Exhibits.   The following Exhibits are filed as part of this Report as required by Regulation S-K. Exhibits 10.5 through 10.14 are management contracts or compensatory plans or arrangements.

Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103).
3.2*	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103)
4.1*

See Exhibits 3.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws for the Registrant defining the rights of holders of Common Stock of the Registrant.

4.2*	Specimen Stock Certificate. (Filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)

4.3*

Amended and Restated Stockholders Agreement, dated as of June 3, 2002, among the Registrant and the stockholders named therein. (Filed as Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)

4.4*

Series A Registration Rights Agreement, dated as of March 10, 2000, between the Registrant and the parties named therein, as amended by the Amendment Agreement dated as of November 30, 2001, by and among the Registrant, GFInet inc. and the parties named therein, as amended by Amendment No. 2 to the Registration Rights Agreement dated as of June 3, 2002, by and among the Registrant and the parties named therein. (Filed as Exhibit 4.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)

4.5*

Series B Registration Rights Agreement, dated as of June 1, 2000, between the Registrant and the parties named therein, as amended by the Amendment Agreement dated as of November 30, 2001, by and among the Registrant, GFInet inc. and the parties named therein, as amended by Amendment No. 2 to the Registration Rights Agreement dated as of June 3, 2002, by and among the Registrant and the parties named therein. (Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1, File No. 333-116517)

4.6*

Series C Registration Rights Agreement, dated as of June 3, 2002, between the Registrant and the parties named therein. (Filed as Exhibit 4.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)

10.1*

Amended and Restated Credit Agreement, dated February 24, 2006, among the Registrant and GFI Holdings Limited, as borrowers, subsidiaries of the Registrant named therein, as guarantors, Bank of America, N.A., as administrative agent, Barclays Bank Plc, as syndication agent, the other lenders party thereto and Bank of America Securities LLC, as sole lead arranger and sole book running manager. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2006)

10.1.1*

Lender Joinder Agreement, dated September 21, 2006, to the Credit Agreement among GFI Group Inc., GFI Holdings Limited, Bank of Montreal and Bank of America, N.A. (Filed as Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2006, File No. 000-51103)

10.2*

Amended and Restated Domestic Security Agreement, dated February 24, 2006, by the Registrant, GFI Group LLC, GFInet inc., GFI Brokers LLC, Interactive Ventures LLC and Fenics Software Inc. as grantors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006, File No. 000-51103)

10.3.1*

Debenture, dated August 23, 2004, by GFI Holdings Limited and the other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)

10.3.2*

Supplemental Indenture, dated February 24, 2006, by GFI Holdings Limited and other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.3.2 to the Company’s Annual Report on Form 10-K filed on March 24, 2006, File No. 000-51103)

10.4*

Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch. (Filed as Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)

10.5*

Employment Agreement, dated as of July 17, 2000, between the Registrant and Donald P. Fewer, as amended by the First Amendment to Employment Agreement dated as of March 11, 2004. (Filed as Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)

10.6*

Employment Agreement, dated as of May 1, 2002, between the GFI Holdings Limited and Stephen McMillan. (Filed as Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)

10.7*

Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers. (Filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)

10.8*

Employment Agreement, dated as of December 1, 2003, between GFI Holdings Limited and Jurgen Breuer. (Filed as Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed on January 6, 2005, File No. 333-116517)

10.9*	2002 Stock Option Plan. (Filed as Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.10*	2000 Stock Option Plan. (Filed as Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.11*	GFI Group Occupational Pension Plan. (Filed as Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.12*	Guardian Trust of GFI Brokers Limited. (Filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 file don September 17, 2004, File No. 333-116517)
10.13*	2004 Equity Incentive Plan. (Filed as Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 30, 2004, File No. 333-116517)
10.14*	Senior Executive Annual Bonus Plan. (Filed as Exhibit 10.13 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed on November 30, 2004, File No. 333-116517)
10.15*

Employment Agreement, dated as of June 29, 2004, between GFI Holdings Limited and Ronald Daniel Levi. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2006, File No. 000-51103)

21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*                    Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2007.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name: James A. Peers
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL GOOCH	Chairman of the Board and Chief Executive	March 1, 2007
Michael Gooch	Officer (principal executive officer)
/s/ COLIN HEFFRON	President and Director	March 1, 2007
Colin Heffron
/s/ JAMES A. PEERS	Chief Financial Officer	March 1, 2007
James A. Peers	(principal financial and accounting officer)
/s/ GEOFFREY KALISH	Director	March 1, 2007
Geoffrey Kalish
/s/ RANDY MACDONALD	Director	March 1, 2007
Randy MacDonald
/s/ JOHN W. WARD	Director	March 1, 2007
John W. Ward
/s/ MARISA CASSONI	Director	March 1, 2007
Marisa Cassoni

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have audited the consolidated financial statements of GFI Group Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007; such reports are included elsewhere in this Form 10-K. Our audits also included Schedule I listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE

New York, New York

February 28, 2007

GFI GROUP INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2006 AND 2005

(In thousands)

	December 31
	2006	2005
Assets:
Cash and cash equivalents	$25,787	$5,230
Investments in subsidiaries, equity basis	159,676	105,146
Advances to subsidiaries	217,654	145,531
Other assets	6,152	3,022
Total assets	$409,269	$258,929
Liabilities and Stockholders’ Equity:
Notes payable, net	$77,067	$19,442
Other liabilities	1,733	1,235
	78,800	20,677
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 28,698,505 and 27,904,568 shares outstanding at December 31, 2006 and 2005, respectively	287	279
Additional paid in capital	224,442	195,360
Retained earnings	105,868	44,790
Accumulated other comprehensive loss	(128)	(2,177)
Total Stockholders’ Equity	330,469	238,252
Total liabilities and stockholders’ equity	$409,269	$258,929

See Notes to Condensed Financial Statements.

GFI GROUP INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004
REVENUES:
Interest income	$361	$247	$23
EXPENSES:
Interest expense	2,142	1,116	1,642
Other expenses	806	3,651	576
Total expenses	2,948	4,767	2,218
LOSS BEFORE BENEFIT FROM INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(2,587)	(4,520)	(2,195)
BENEFIT FROM INCOME TAXES	1,035	1,941	1,019
LOSS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(1,552)	(2,579)	(1,176)
Equity in earnings of subsidiaries, net of tax	62,630	50,682	24,299
NET INCOME	$61,078	$48,103	$23,123
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on foreign exchange derivative contracts, net of tax	1,827	5,353	(7,598)
Foreign currency translation adjustments, net of tax	222	180	(129)
COMPREHENSIVE INCOME	$63,127	$53,636	$15,396

See Notes to Condensed Financial Statements.

GFI GROUP INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$61,078	$48,103	$23,123
Adjustments to reconcile net income to net cash used in operating activities
Noncash transactions in net income	(63,192)	(52,072)	(24,853)
Changes in operating assets and liabilities	(1,598)	3,386	(2,111)
Cash used in operating activities	(3,712)	(583)	(3,841)
Cash flows used in investing activities	(41,545)	(50,590)	(18,490)
Cash flows provided by financing activities	65,814	56,378	10,574
Increase (decrease) in cash and cash equivalents	20,557	5,205	(11,757)
Cash and cash equivalents, beginning of year	5,230	25	11,782
Cash and cash equivalents, end of year	$25,787	$5,230	$25

See Notes to Condensed Financial Statements.

GFI GROUP INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

1. BASIS OF PRESENTATION

The accompanying condensed financial statements (the “Parent Company Financial Statements”), including the notes thereto, should be read in conjunction with the consolidated financial statements of GFI Group Inc. and subsidiaries (“the Company”) and the notes thereto.

The Parent Company Financial Statements for the years ended December 31, 2006, 2005 and 2004 are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

3. INVESTMENTS IN SUBSIDIARIES

GFI Group Inc. received dividends of $8,500 and $10,000 from its subsidiaries during the years ended December 31, 2006 and 2005, respectively. The dividends were reflected as a return on investments in subsidiaries.

4. ADVANCES TO SUBSIDIARIES

As of December 31, 2006 and 2005, GFI Group Inc. had receivables from subsidiaries of $217,654 and $145,531 related primarily to the allocation of funds received, from notes payable and the issuance of equity securities, to subsidiaries to fund working capital.

5. NOTES PAYABLE

As of December 31, 2006 and 2005, GFI Group Inc. had notes payable of $77,067 and $19,442 related to the 2006 Credit Agreement and 2004 Credit Agreement, respectively. The notes payable were recorded net of unamortized loan fees of $933 and $558 for years ended December 31, 2006 and 2005, respectively. In addition, GFI Group Inc. guarantees borrowings under the 2006 Credit Agreement made by certain of its subsidiaries. As of December 31, 2006 and 2005, there were borrowings of $13,186 and $11,805, respectively, outstanding by a subsidiary subject to such guarantee.