Form 10-Q
period 2007-03-31
GFI Group Inc.
filed 2007-05-10
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of shares of registrant’s common stock outstanding on April 30, 2007 was 28,927,639.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands except share and per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$168,543	$181,484
Deposits with clearing organizations	8,047	7,973
Accrued commissions receivable, net of allowance for doubtful accounts	159,907	120,731
Receivables from brokers, dealers and clearing organizations	328,570	174,693
Property, equipment and leasehold improvements, net	43,826	41,396
Software inventory, net	5,605	5,770
Goodwill	93,685	91,891
Intangible assets, net	14,289	14,833
Other assets	56,706	60,838
TOTAL ASSETS	$879,178	$699,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$106,264	$128,047
Accounts payable and accrued expense	30,725	31,336
Payables to brokers, dealers and clearing organizations	243,434	84,995
Notes payable, net	75,430	90,253
Other liabilities	65,667	34,509
Total Liabilities	$521,520	$369,140
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and none outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,886,376 and 28,698,505 shares outstanding at March 31, 2007 and December 31, 2006, respectively	289	287
Additional paid in capital	231,427	224,442
Retained earnings	126,106	105,868
Accumulated other comprehensive loss	(164)	(128)
Total Stockholders’ Equity	357,658	330,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	879,178	699,609

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	$184,525	$136,910
Principal transactions	48,377	41,060
Total brokerage revenues	232,902	177,970
Analytics and market data	5,326	5,194
Interest income	2,102	2,233
Other income (loss)	(13)	191
Total Revenues	240,317	185,588
EXPENSES:
Compensation and employee benefits	151,508	116,845
Communications and market data	10,456	7,653
Travel and promotion	8,836	7,531
Rent and occupancy	5,561	5,613
Depreciation and amortization	5,227	3,836
Professional fees	3,569	4,044
Clearing fees	7,529	5,477
Interest	1,849	1,752
Other expenses	4,649	3,556
Total Expenses	199,184	156,307
INCOME BEFORE PROVISION FOR INCOME TAXES	41,133	29,281
PROVISION FOR INCOME TAXES	16,453	12,298
NET INCOME	24,680	$16,983
EARNINGS PER SHARE
Basic	$0.86	$0.61
Diluted	0.84	$0.59
WEIGHTED AVERAGE SHARES OUSTANDING:
Basic	28,794,199	28,041,598
Diluted	29,527,813	28,957,497

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2007	2006
NET INCOME	$24,680	$16,983
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on foreign exchange derivative contracts, net of tax	—	(393)
Foreign currency translation adjustment, net of tax	(36)	62
COMPREHENSIVE INCOME	$24,644	$16,652

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,680	$16,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,227	3,836
Amortization of loan fees	56	74
Provision for allowance for doubtful accounts	638	324
Deferred compensation	4,064	1,943
(Benefit from) provision for deferred taxes	410	(1,012)
Loss on foreign exchange for notes payable	121	296
Loss on foreign exchange derivative contracts	870	1,911
(Increase) decrease in operating assets:
Deposits with clearing organizations	(73)	(21)
Accrued commissions receivable	(39,215)	(22,659)
Receivables from brokers, dealers and clearing organizations	(153,877)	(207,978)
Software inventory	(472)	(813)
Other assets	4,402	(2,375)
Increase (decrease) in operating liabilities:
Accrued compensation	(21,783)	(2,205)
Accounts payable and accrued expenses	(674)	3,750
Payables to brokers, dealers and clearing organizations	158,439	191,890
Other liabilities	24,979	6,445
Cash provided by/(used in) operating activities	7,792	(9,611)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	(2,756)	(87)
Purchase of property, equipment and leasehold improvements	(5,980)	(5,051)
Payments on foreign exchange derivative contracts	(626)	(529)
Cash used in investing activities	(9,362)	(5,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(30,000)	(23,000)
Proceeds from notes payable	15,000	17,000
Payment of loan fees	—	(507)
Proceeds from exercise of stock options	1,953	2,756
Cash paid for taxes on vested restricted stock units	(1,267)	(455)
Tax benefit related to share-based compensation	2,979	3,721
Cash used by financing activities	(11,335)	(485)
Effects of foreign currency translation adjustment	(36)	62
DECREASE IN CASH AND CASH EQUIVALENTS	(12,941)	(15,701)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	181,484	144,148
CASH AND CASH EQUIVALENTS, END OF PERIOD	$168,543	$128,447
SUPPLEMENTAL DISLCOSURE:
Interest paid	2,021	1,690
Income taxes paid, net of refunds	5,761	2,133

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share amounts)

1.                 ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its sole wholly-owned subsidiary GFInet Inc. (“GFInet”), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., Amerex Brokers LLC, GFI Korea Money Brokerage Limited and Fenics Limited and subsidiaries (“Fenics”). As of March 31, 2007, Jersey Partners, Inc. owns approximately 44% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Accrued Commissions Receivable—Accrued commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of brokerage transactions. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $4,191 and $3,547 as of March 31, 2007 and December 31, 2006, respectively. The allowance is based on management’s estimate and is reviewed on a periodic basis based on the aging of outstanding receivables and counterparty exposure.

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

Analytics and Market Data—Analytics revenue consists mostly of fees for licenses of software products as well as maintenance, installation, customer training and technical support of those products. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Analytics revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred and no significant implementation obligations remain, the fee is fixed and determinable, and collectibility is probable. Fees for future updates of software products are considered separate arrangements and related revenues are recognized when the customer acknowledges participation in the update and delivery occurs. Market data revenue from subscription fees is recognized over the term of the subscription period, which is generally two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

The Company markets its analytics and market data products through its direct sales force and indirectly through resellers. The Company’s license agreements for such products do not provide for a right of return.

Property, Equipment and Leasehold Improvements—Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method generally over three to seven years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and are amortized on a straight-line basis over the estimated useful life of the software, generally three years. General and administrative costs related to developing or obtaining such software are expensed as incurred. Property, equipment and leasehold improvements are presented net of accumulated depreciation and amortization of $65,303 and $61,742 at March 31, 2007 and December 31, 2006, respectively.

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

Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. During 2006, certain of these contracts were designated and qualified as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The Company reclassified gains and losses on the foreign exchange derivative contracts included in accumulated other comprehensive loss into earnings at the time the hedged transactions were recognized. The Company measured effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of the hedges, if any, was included in other income. There was no portion of the derivative instruments’ gains or losses excluded from the assessment of effectiveness. As of and for the three months ended March 31, 2007, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges. For foreign exchange derivative contracts that do not qualify for hedge accounting under SFAS No. 133, the Company records these contracts at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statement of Income.

Income Taxes—In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Share-Based Compensation—The Company’s share-based compensation consists of stock options and restricted stock units (the “RSUs”). The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) during the first quarter of 2006, using the modified prospective approach. SFAS 123(R) revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under SFAS 123(R), actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows. Upon adoption, the Company recognized a $142 ($90 after-tax) gain to record forfeitures at the date of grant. This was reported as an offset to the compensation and employee benefits expense line item in the Condensed Consolidated Statements of Income. This adjustment was not reflected as a cumulative effect adjustment because the amount was not material to the Company.

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

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109. Upon adoption, the Company recognized a $4,442 increase to the accrual for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Condensed Consolidated Statement of Financial Condition. After recognizing the impact of the adoption of FIN 48, the total unrecognized tax benefits (net of the federal benefit on state issues) were approximately $7,727, all of which could affect the effective income tax rate in any future periods. In a foreign jurisdiction, the Company is in discussion with tax authorities regarding whether certain compensation expenses were deductible by the Company in prior years. A portion of the compensation payment is held by a trustee and it is the Company’s intent to use this money to offset the cost to the Company of the potential tax liability, if any, arising from the disallowance of the deduction.

The Company is subject to U.S. federal income tax, foreign income tax as well as state income tax in the states in which we have significant business operations. The Company has substantially concluded all U.S. federal income tax matters for years through 2004, state and local tax matters through 2000 and foreign income tax matters through 2002 with all relevant tax authorities. The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of March 31, 2007, there were no material changes to the accrual for uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

3.                 RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	March 31, 2007	December 31, 2006
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$276,138	$80,837
Balance receivable from clearing organizations	52,432	93,856
Total	$328,570	$174,693
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$223,504	$72,394
Payable to financial institutions	18,804	12,035
Balance payable to clearing organizations	1,526	566
Total	$243,434	$84,995

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

4.                 GOODWILL AND INTANGIBLE ASSET

During the first quarter of 2007, the Company completed the annual goodwill impairment test that is required by SFAS 142. The results of the testing did not indicate any goodwill impairment.

Changes in the carrying amount of the Company’s goodwill for the three months ended March 31, 2007 were as follows:

Balance as of December 31, 2006	$91,891
Goodwill acquired during the period	1,794
Balance as of March 31, 2007	$93,685

Intangible assets consisted of the following:

	March 31, 2007	December 31, 2006
Gross intangible assets
Customer base/relationships	$13,038	$12,690
Trade name	4,113	4,070
Core technology	3,230	3,230
Covenants not to compete	2,345	2,256
Favorable lease agreements	620	620
Propriety knowledge	110	110
Patent	34	34
Total gross intangible assets	23,490	23,010
Accumulated amortization	(9,201)	(8,177)
Net intangible assets	$14,289	$14,833

Amortization was $1,024 and $361 for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007 expected amortization expense for the definite lived intangible assets is as follows:

2007 (remaining nine months)	$2,308
2008	2,698
2009	2,639
2010	2,590
2011	2,383
Total	$12,618

On March 23, 2007, the Company completed the acquisition of all of the outstanding shares of Century Chartering (UK) Limited for approximately £2,306 (or approximately $4,517), including cash acquired of $1,762 and $21 of direct transaction costs related to the acquisition. Included as part of the purchase price is £1,000 (or approximately $1,960) that was deposited into an escrow account with a third-party escrow agent and £145 (or approximately $283) to be paid to the sellers, which amounts represent, in the aggregate, the net asset value of the acquired entity. The escrowed amount, as well as the additional purchase price, will be paid to the sellers upon final determination of the net asset value of the acquired entity. The final

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

determination of the net asset value may result in additional adjustments to the purchase price in the second quarter. The Company does not expect these additional adjustments to be material to the consolidated financial statements. This acquisition was accounted for as a purchase business combination. Assets acquired were recorded at their fair value as of March 23, 2007. The results of the acquired company have been included in the consolidated financial statements since acquisition. Management determined the fair value of the identifiable intangible assets acquired based upon an independent valuation model. The purchase price was allocated as follows:

		Useful Life
Assets:
Cash	$1,762
Intangible assets subject to amortization-
Trademark and trade name	44	2 Years
Customer relationships	349	6 Years
Covenants not to compete	89	2 Years
Other assets	798
Goodwill	1,794
Total assets acquired	$4,836
Liabilities:
Accounts payable and accrued expense	255
Other liabilities	64
Total liabilities assumed	319
Net Assets Acquired	$4,517

5.                 NOTES PAYABLE

The Company had outstanding borrowings under its 2006 Credit Agreement as of March 31, 2007 and December 31, 2006 as follows:

	March 31, 2007	December 31, 2006
Loan Available(1)	$160,000	$160,000
Loans Outstanding	$76,307	$91,186
Letters of Credit Outstanding	$6,500	$6,500

(1)          Amounts available include up to $50,000 for letters of credit as of March 31, 2007 and December 31, 2006, respectively.

The outstanding loans bore interest rates ranging from 4.86% to 6.32% at March 31, 2007 and from 4.42% to 6.11% at December 31, 2006. The weighted average interest rate of the outstanding loans at March 31, 2007 was 6.07%. At March 31, 2007 and December 31, 2006, notes payable were recorded net of unamortized loan fees of $877 and $933, repectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

6.                 EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31
	2007	2006
Basic earnings per share
Net income	$24,680	$16,983
Weighted average common shares outstanding	28,794,199	28,041,598
Basic earnings per share	$0.86	$0.61
Diluted earnings per share
Net income applicable to stockholders	$24,680	$16,983
Weighted average common shares outstanding	28,794,199	28,041,598
Effect of dilutive shares:
Options and RSUs	733,614	915,899
Weighted average shares outstanding and common stock equivalents	29,527,813	28,957,497
Diluted earnings per share	$0.84	$0.59

No outstanding options to purchase shares were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007 and 2006 because their effect would be anti-dilutive. In addition, 278,591 and 208,067 RSUs for the three months ended March 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

7.                 SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

The following is a summary of RSU transactions under the 2004 Equity Incentive Plan during the three months ended March 31, 2007:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2006	872,853	$45.63
Granted	278,757	66.98
Vested	(116,379)	41.49
Cancelled	(11,561)	27.67
Outstanding March 31, 2007	1,023,670	$52.12

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The weighted average grant-date fair value of RSUs granted for the three months ended March 31, 2007 was $66.98 per unit, compared with $54.32 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended March 31,
	2007	2006
Compensation expense	$4,039	$1,863
Income tax benefits	1,450	700

At March 31, 2007, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $46,578 and is expected to be recognized over a weighted-average period of 2.17 years. The total fair value of RSUs vested during the three months ended March 31, 2007 and 2006 was $4,829 and $1,023, respectively.

As of March 31, 2007, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the three months ended March 31, 2007:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2006	621,661	$13.83	323,034	$12.13
Exercised	(92,170)	15.73	(33,438)	15.06
Terminated	(13,158)	21.00	—	—
Outstanding March 31, 2007	516,333	$13.30	289,596	$11.80

8.                 COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. Certain of these obligations include the purchase of market data from a number of information service providers during the normal course of business. As of March 31, 2007, the Company had total purchase commitments for market data services of approximately $13,401, with $11, 458 due within the next twelve months and $1,943 due between one to two years. In addition, the Company has purchase commitments for capital expenditures related to the purchase of certain software and office build-out in Europe of $1,251. All of these purchase commitments are due within the next twelve months.

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

The Company is subject to regular examinations by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional tax assessments that may result from these examinations in each of the tax jurisdictions. A tax accrual has been established, which the Company currently believes to be adequate in relation to the potential for additional tax assessments. Once established, the accrual may be adjusted based on new information or events. The imposition of additional tax assessments, penalties or fines by a tax authority could have a material impact on the Company’s effective tax rate.

Additionally, the Company has recorded reserves for certain contingencies to which it may have exposure, such as reserves for certain litigation contingencies and contingencies related to the employer portion of National Insurance Contributions in the U.K.

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

9.                 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 17—Financial Instruments with Off-Balance Sheet Risk” of the Notes to the Consolidated Financial Statements contained in the Company’s 2006 Form 10-K. There have been no material changes to our off-balance sheet risk during the three months ended March 31, 2007.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

10.          FINANCIAL INSTRUMENTS

The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in “Note 18—Financial Instruments” of the Notes to the Consolidated Financial Statements contained in the Company’s 2006 Form 10-K.

As of and for the three months ended March 31, 2007, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges. For the three months ended March 31, 2006 there was no hedge ineffectiveness. Unrealized losses before tax of $562 for the three months ended March 31, 2006, were recorded as other comprehensive income (loss).

The Company’s derivatives are summarized below, showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition as of March 31, 2007 and December 31, 2006 as follows:

Asset/(Liabilities)	March 31, 2007	December 31, 2006
Foreign exchange derivative contracts:
Assets	$280	$649
Liabilities	(14)	(139)
Fenics purchase obligation	(53)	(53)

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

11.          REGULATORY REQUIREMENTS

GFI Securities LLC is a registered broker-dealer with the SEC and the National Association of Securities Dealers, Inc. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom (“FSA”). GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $384.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following table sets forth the minimum capital, as defined, that certain of the Company’s subsidiaries must be maintained as of March 31, 2007:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$34,036	$40,188	$22,614	$1,683
Minimum Net Capital required	250	10,626	16,050	384
Excess Net Capital	$33,786	$29,562	$6,564	$1,299

In addition to the minimum net capital requirements outlined above, certain of the Company’s subsidiaries are subject to additional regulatory requirements.

GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore (“MAS”), which require that GFI Group PTE Ltd, among other things, maintain stockholders’ equity of 3,000 Singapore dollars, measured annually. At December 31, 2006, the required measurement date, GFI Group PTE Ltd. had stockholders’ equity of 4,071 Singapore dollars (or approximately $2,651), which exceeded the minimum requirement by approximately 1,071 Singapore dollars (or approximately $697).

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the “FSFL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined under the FSFL, of 50,000 Japanese Yen (approximately $423). In addition, GFI Securities Limited is required to maintain a capital base of 1,000,000 Japanese Yen (approximately $8,464). GFI Securities Limited’s Japanese branch is also subject to the net capital rule promulgated by the FSFL, which requires that net worth, including “brought-in” capital, exceed a ratio of 120.0% of relevant expenditure. At March 31, 2007, GFI Securities Limited and its Japanese branch were in compliance with these capital requirements and maintained a ratio in excess of 120.0%.

GFI Securities Limited’s Paris branch was established through the exercise of its passport right to open a branch in a European Economic Area state.The establishment of the branch was approved by FSA and acknowledged by Banque de France in France. The branch will be subject to the conduct of business rules of the Autorite Des Marches Financiers when dealing with resident customers of France and will be regulated, in part, by the FSA.

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

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $640). At March 31, 2007, GFI (HK) Brokers Ltd. had stockholders’ equity of 5,554 Hong Kong dollars (or approximately $711), which exceeded the minimum requirement by 554 Hong Kong dollars (or approximately $71).

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean won. At March 31, 2007, GFI Korea Money Brokerage Limited had paid-in capital of 5,000,000 Korean won (or approximately $5,336).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of March 31, 2007.

12.          GEOGRAPHIC INFORMATION

The Company offers its products and services in North America, Europe and the Asia-Pacific regions.

Information regarding revenue for the three months ended March 31, 2007 and 2006, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of March 31, 2007 and December 31, 2006, respectively, are as follows:

	Three Months Ended March 31,
	2007	2006
Revenues:
North America	$109,378	$84,617
Europe	110,470	86,855
Asia-Pacific	20,469	14,116
Total	$240,317	$185,588

	March 31, 2007	December 31, 2006
Long-lived Assets, as defined:
North America	$33,546	$32,158
Europe	13,201	12,753
Asia-Pacific	2,684	2,255
Total	$49,431	$47,166

Revenues are attributed to geographic areas based on the location of the relevant legal entities.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

13.          OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2007	2006
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	—	$(562)
Tax (Expense) Benefit	—	169
After Tax Amount	—	$(393)
Foreign currency translation adjustment
Before Tax Amount	$(65)	$112
Tax (Expense) Benefit	29	(50)
After Tax Amount	$(36)	$62

The Company reclassified the following out of other comprehensive income into other income for the three months ended March 31, 2006:

Three Months Ended
March 31,
2006
Gross loss	$1,499
Net of tax	1,050

14.          SUBSEQUENT EVENT

On April 26, 2007, the Company agreed to acquire the assets of the retail energy procurement and consulting business of GSE Consulting L.P., an affiliate of Gulf States Energy, a privately-held, full service energy commodities firm. The transaction is expected to close in the second quarter of 2007, subject to standard closing conditions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of GFI Group Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ DELOITTE & TOUCHE
New York, New York
May 9, 2007

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•       the risks and other factors described under the heading “Risk Factors” and elsewhere in our 2006 Form 10-K;

•       expansion and growth of our operations generally or of specific products or services;

•       our ability to attract and retain key personnel, including highly qualified brokerage personnel;

•       our entrance into new brokerage markets including investments in establishing new brokerage desks;

•       competition from current and new competitors;

•       our ability to keep up with rapid technological change and to continue to develop and support our electronic brokerage systems in a cost effective manner.

•       future results of operations and financial condition;

•       the success of our business strategies;

•       economic, political and market factors affecting trading volumes, securities prices or demand for our brokerage services;

•       financial difficulties experienced by our customers or key participants in the markets in which we focuses our brokerage services;

•       risks associated with potential acquisitions by us of businesses or technologies;

•       the maturity of key markets and any resulting contracting in commissions;

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

Business Environment

Our business generally benefits when there is robust trading volume and volatility in the markets we serve. Market volatility is driven by a range of factors, some of which are market specific and some of which are correlated to macro-economic conditions. In many of the over the counter markets in which we provide inter-dealer brokerage services, objective and easily identifiable third party reporting of volume levels is not available. As a result, we look to broader market information and specific volatility events in our key markets, as indicators of likely trading volume levels. We also monitor market-specific developments in each of our markets. Trading volume in many of our inter-dealer markets is driven by the trading activity of our dealer clients that, in turn, are responsive to the trading activity and demand of their “buy-side” clients. Those “buy-side” clients include smaller banks, insurance companies and financial institutions, investment funds, trading firms and, increasingly, hedge funds.

During the first quarter of 2007, the global business environment was generally positive for our business, with satisfactory trading volume levels and instances of more pronounced volatility in all of our product categories. Some external factors contributing to volatility in the markets included global economic and inflationary concerns, divergent global monetary policy, concerns regarding the subprime mortgage market in the U.S. and geopolitical issues in the Middle East.

Credit

The credit markets experienced substantial volatility in the first quarter due to concerns regarding the U.S. subprime lending market, as well as a global sell-off of more risky bond and emerging market investments in February. Volatility in the global credit markets was highlighted by price movement on the Dow Jones (DJ) CDX North American Investment Grade, DJ CDX North American High Yield and iTraxx Europe indices in the first quarter 2007 as compared with the first quarter of 2006 and the fourth quarter of 2006.

The investment grade bond market experienced growth in the quarter with the Lehman Brothers Aggregate Bond Index up 1.5% from the start of the year, as compared with a 0.65% loss in the first quarter of 2006. Investment grade corporate bond issuance in the quarter increased 13% to $272.4 billion versus the first quarter of 2006. Additionally, credit spreads widened in the quarter for lower grade and junk bonds, indicating reduced investor appetite for risk. The widening of credit spreads and the uncertainty in the direction of U.S. interest rates all contributed to volatility which was positive for our credit business.

Financial

The financial markets were active in the quarter with economic, inflationary and monetary policy concerns leading investors to rebalance their portfolios and hedge currency exposure. The U.S. dollar generally weakened in the quarter, depreciating versus the Euro, the British Pound Sterling, the Japanese Yen and certain emerging market currencies. Short-term interest rates remained unchanged in the U.S., while European interest rates continued to increase. This divergent monetary policy, global inflationary concerns and uncertainties in the future direction of U.S. interest rates all led to volatility in relative currency prices. In addition, emerging market economies in Latin America, Eastern Europe and Asia have continued, in many cases, to experience growth that has outpaced that of the U.S. This growth has, in some cases, led to the strengthening of various local currencies versus the U.S. dollar. The uncertainties regarding economic, inflationary and monetary policy direction were all beneficial to our financial business.

Equity

Equity markets experienced considerable volatility in the first quarter with global markets experiencing a large sell-off in February in the face of a slowing U.S. economy and a deteriorating U.S. subprime mortgage market. The global equity markets experienced a recovery in March and the Dow Jones World Stock Index, excluding the U.S., advanced 2.5% in the quarter, beating the Dow Jones Industrial Average, which declined 0.9%. Latin American and other emerging market stocks were volatile in the quarter due to the temporary investor flight from these riskier assets. The Morgan Stanley Emerging Market Index was up 1.0% for the quarter. The Chicago Board Options Exchange’s Standard and Poor’s 500 Volatility Index indicated a higher volatility level for the first quarter of 2007 compared to the first quarter of 2006, as well as compared to the fourth quarter of 2006. This high level of volatility in the first quarter was beneficial to our equity business.

Commodity

Oil and petroleum markets experienced volatility in the quarter following diplomatic tensions between Iran and Britain, raising supply concerns. Crude oil, natural gas and heating oil prices decreased in the beginning of the quarter as mild winter weather in the northeastern U.S. resulted in higher inventories. These inventories were reduced as cold weather returned late in the quarter, resulting in rising prices. Crude oil prices ended the quarter at $65.87 per barrel, up 7.9% for the quarter. Emerging markets, especially China, continued to demand increasing levels of commodities to supply their growing economies. The New York Mercantile Exchange and Intercontinental Exchange both reported significant volume growth in energy futures volume for the first quarter of 2007 versus the first quarter of 2006. The volatility in the oil and petroleum markets during the quarter were beneficial to our commodities business.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	$184,525	$136,910
Principal transactions	48,377	41,060
Total brokerage revenues	232,902	177,970
Analytics and market data	5,326	5,194
Interest income	2,102	2,233
Other income (loss)	(13)	191
Total revenues	240,317	185,588
EXPENSES:
Compensation and employee benefits	151,508	116,845
Communications and market data	10,456	7,653
Travel and promotion	8,836	7,531
Rent and occupancy	5,561	5,613
Depreciation and amortization	5,227	3,836
Professional fees	3,569	4,044
Clearing fees	7,529	5,477
Interest	1,849	1,752
Other expenses	4,649	3,556
Total Expenses	199,184	156,307
INCOME BEFORE PROVISION FOR INCOME TAXES	41,133	29,281
PROVISION FOR INCOME TAXES	16,453	12,298
NET INCOME	$24,680	$16,983

The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended March 31,
	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	76.8%	73.8%
Principal transactions	20.1	22.1
Total brokerage revenues	96.9	95.9
Analytics and market data	2.2	2.8
Interest income	0.9	1.2
Other income (loss)	0.0	0.1
Total revenues	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	63.0%	63.0%
Communications and market data	4.4	4.1
Travel and promotion	3.7	4.1
Rent and occupancy	2.3	3.0
Depreciation and amortization	2.2	2.1
Professional fees	1.5	2.2
Clearing fees	3.1	3.0
Interest	0.8	0.9
Other expenses	1.9	1.9
Total Expenses	82.9%	84.3%
INCOME BEFORE PROVISION FOR INCOME TAXES	17.1	15.7
PROVISION FOR INCOME TAXES	6.8	6.6
NET INCOME	10.3%	9.1%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net income for the three months ended March 31, 2007 was $24.7 million as compared to net income of $17.0 million for the three months ended March 31, 2006, an increase of $7.7 million or approximately 45.3%. Total revenues increased by $54.7 million, or 29.5%, to $240.3 million for the three months ended March 31, 2007 from $185.6 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across our credit, equity and commodity product categories. Our total brokerage personnel headcount increased by 182 to a total of 990 employees at March 31, 2007 from 808 employees at March 31, 2006. Total expenses increased by $42.9 million, or 27.4%, to $199.2 million for the three months ended March 31, 2007 from $156.3 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2006 and the resulting increase in performance related brokerage bonuses.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Three Months Ended March 31,
	2007	2006
BROKERAGE REVENUES:
Credit	$84,811	$71,273
Financial	45,001	39,488
Equity	56,383	41,459
Commodity	46,707	25,750
Total brokerage revenues	$232,902	$177,970
BROKERAGE REVENUES:
Credit	36.4%	40.0%
Financial	19.3	22.2
Equity	24.2	23.3
Commodity	20.1	14.5
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $54.9 million, or 30.8%, to $232.9 million for the three months ended March 31, 2007, as compared to $178.0 million for the three months ended March 31, 2006. Agency commissions increased by $47.6 million, or 34.8%, to $184.5 million for the three months ended March 31, 2007, as compared to $136.9 million for the three months ended March 31, 2006. Principal transactions increased by $7.3 million, or 17.8%, to $48.4 million for the three months ended March 31, 2007 from $41.1 million for the three months ended March 31, 2006. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 6.7% for the three months ended March 31, 2007, as compared to the same period from the prior year.

The increase in credit product brokerage revenues of $13.5 million, or 19%, in the first quarter of 2007 as compared with the first quarter of 2006 was due to a number of factors, including credit market volatility related to U.S. subprime mortgage market concerns and the global equity market sell-off and recovery in the quarter, continued overall growth in the credit derivatives market, the development of new credit products and the continued success of CreditMatch®, our credit derivatives trading platform, in Europe. Our existing credit product desks contributed $8.6 million of the total increase in the credit product brokerage revenues. The remaining $4.9 million increase was generated by the addition of ten new or restructured desks since March 31, 2006. Our credit product brokerage personnel increased by 35 to a total of 256 employees at March 31, 2007 from 221 employees at March 31, 2006.

The increase in financial product brokerage revenues of $5.5 million, or 14%, in the first quarter of 2007 as compared with the first quarter of 2006 was primarily attributable to the continued build up of our Asian operations, increased volatility and trading activity in emerging market products in Europe and new desks started in 2005 and 2006 in Europe. Our existing financial product desks contributed $2.5 million of the total increase in financial product brokerage revenues. The remaining $3.0 million increase in financial product brokerage revenues was attributable to the addition of eight new or restructured financial product desks since March 31, 2006. Our financial product brokerage personnel increased by 29 to a total of 277 employees at March 31, 2007 from 248 employees at March 31, 2006.

The increase in equity product brokerage revenues of $14.9 million, or 36%, in the first quarter of 2007 as compared with the first quarter of 2006 was primarily due to the growth of our Paris office, which specializes in cash equities and equity derivatives, increased revenues from our cash equities business in North America and equity derivative brokerage business in the U.K.and Asia. Our existing equity product brokerage desks contributed $11.9 million of the total increase in equity product brokerage revenues, including an increase of $8.4 million from the Paris office. The remaining $3.0 million increase in equity product brokerage revenues was attributable to the addition of seven new or restructured equity product desks since March 31, 2006. Our equity product brokerage personnel increased by 23 to 190 employees at March 31, 2007 from 167 employees at March 31, 2006.

The increase in commodity product brokerage revenues of $20.9 million, or 81%, in the first quarter of 2007 as compared with the first quarter of 2006 was primarily attributable to the addition of our Amerex brokerage business, which generated approximately $15.9 million in brokerage revenues in the first quarter of 2007. In addition, significant volatility in oil and petroleum markets and growth in European energy products, including electricity, coal, dry freight and emissions, contributed to the increase in commodity and brokerage revenues in the quarter. Our commodity product brokerage personnel increased by 96 to a total of 268 employees at March 31, 2007 from 172 employees at March 31, 2006.

Analytics and Market Data

Revenues from our analytics and market data products increased by $0.1 million, or 1.9%, to $5.3 million for the three months ended March 31, 2007 as compared to $5.2 million for the three months ended March 31, 2006. The increase was primarily due to an increase in update fees associated with the licensing of analytical software.

Interest Income

Interest income decreased by $0.1 million, or 4.5%, to $2.1 million for the three months ended March 31, 2007, as compared to $2.2 million for the three months ended March 31, 2006. The decrease was mainly attributable to the decrease in interest income on clearing accounts, which was partially offset by an increase in interest income attributable to the higher level of cash balances in the U.S.

Other Income (Loss)

Other income (loss) decreased by $0.2 million, or 100.0%, to a loss of $0.01 million for the three months ended March 31, 2007 from income of $0.2 million for the three months ended March 31, 2006. Other income (loss) for the three months ended March 31, 2007 and 2006 mainly consisted of transactional gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $34.7 million, or 29.7%, to $151.5 million for the three months ended March 31, 2007 from $116.8 million for the three months ended March 31, 2006. The increase was primarily due to an increase in the number of brokerage personnel from 808 employees at March 31, 2006 to 990 employees at March 31, 2007 and an increase in brokerage personnel performance bonuses of $13.8 million resulting in large part from the increase in our brokerage revenues.

Total compensation and employee benefits as a percentage of total revenues decreased slightly to 62.9% at March 31, 2007 from 63.0% at March 31, 2006. Bonus expense represented 53.3% and 57.0% of total compensation and employee benefits expense for the three months ended March 31, 2007 and 2006, respectively. A significant portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 4.2% and 4.9% of total compensation and employee benefits for the three months ended March 31, 2007 and 2006, respectively.

Communications and Market Data

Communications and market data increased by $2.8 million, or 36.4%, to $10.5 million for the three months ended March 31, 2007 from $7.7 million from the three months ended March 31, 2006. The increase was primarily attributable to the increase in brokerage desks and brokerage personnel including in those areas, such as equities, that rely more heavily on market data systems.

Travel and Promotion

Travel and promotion increased by $1.3 million, or 17.3%, to $8.8 million for the three months ended March 31, 2007 from $7.5 million for the three months ended March 31, 2006. This expense, as a percentage of our total brokerage revenues for the three months ended March 31, 2007 decreased to 3.7% from 4.1% for the same period from the prior year. This decrease was primarily due to our continuing efforts to lower these costs relative to our total brokerage revenues.

Rent and Occupancy

Rent and occupancy remained relatively flat at $5.6 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Depreciation and Amortization

Depreciation and amortization increased by $1.4 million, or 36.8%, to $5.2 million for the three months ended March 31, 2007 from $3.8 million for the three months ended March 31, 2006. The increase was primarily due to the increase in capitalized equipment costs, including software inventory and amortization expense of intangibles resulting from the acquisition of the Amerex brokerage business.

Professional Fees

Professional fees decreased by $0.4 million, or 10.0% to $3.6 million for the three months ended March 31, 2007 from $4.0 million for the three months ended March 31, 2006. The decrease was primarily due to a decrease in professional fees related to our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Clearing Fees

Clearing fees increased by $2.0 million, or 36.4%, to $7.5 million for the three months ended March 31, 2007 from $5.5 million for the three months ended March 31, 2006. The increase was due to a higher volume of principal transactions executed during the three months ended March 31, 2007, as compared to the same period in the prior year. This increase was partially due to the growth of brokerage revenues from our Paris equities business to $18.8 million for the three months ended March 31, 2007 from $10.4 million for the same period in the prior year. Clearing fees, as a percentage of our total revenues from principal transactions increased to 15.6% for the three months ended March 31, 2007 from 13.3% for the comparable period in the prior year. This increase was partially due to the higher cost of clearing fees as a result of the higher number and types of transactions executed in our Paris office. Excluding transactions from our Paris office, clearing fees, as a percentage of our total revenues from principal transactions was 13.0% and 11.3% for the three months ended March 31, 2007 and 2006, respectively. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of floor brokers on certain stock exchanges to assist in the execution of transactions. Fees paid to floor brokers in these circumstances are included in clearing fees. Further, execution fees paid to exchanges are included in clearing fees.

Interest Expense

Interest expense remained relatively flat at $1.8 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This was a result of an increase in interest expense under our credit facility due to the higher level of outstanding borrowings during the three months ended March 31, 2007, that was offset by a decrease in interest charges on our clearing accounts for the three months ended March 31, 2007 compared to the same period last year. Included in interest expense for the three months ended March 31, 2007 is $0.9 million of interest on outstanding borrowings incurred to purchase the Amerex brokerage business in October 2006.

Other Expenses

Other expenses increased by $1.0 million, or 27.8%, to $4.6 million for the three months ended March 31, 2007 from $3.6 million for the three months ended March 31, 2006. The increase was primarily due to an increase in irrecoverable Value Added Tax related to increased purchases in communications and market data in the U.K. as well as an increase in expenses related to promotional items and license fees to third-party software vendors.

Provision for Income Taxes

Our provision for income taxes totaled $16.5 million for the three months ended March 31, 2007 compared to $12.3 million for the three months ended March 31, 2006. Our effective tax rate was approximately 40% for the three months ended March 31, 2007 as compared to 42% for the comparable period in 2006. The reduction in the effective tax rate was primarily due to a decrease in state and local income taxes and taxes related to foreign operations as well as an increase in business tax credits.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of income data for the period from April 1, 2005 to March 31, 2007. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Revenues
Brokerage revenues:
Agency commissions	$ 184,525	$ 151,890	$ 138,961	$ 130,134	$ 136,910	$ 104,335	$ 98,559	$ 100,718
Principal transactions	48,377	33,890	34,478	41,792	41,060	31,250	27,420	27,635
Total brokerage revenues	232,902	185,780	173,439	171,926	177,970	135,585	125,979	128,353
Analytics and market data	5,326	4,232	4,954	4,271	5,194	3,388	3,894	4,711
Long-term contract revenue	—	1,092	—	5,881	—	—	—	—
Interest income	2,102	2,366	2,150	2,395	2,233	1,458	1,236	883
Other income (loss)	(13)	601	(585)	3,093	191	(145)	(420)	6,376
Total revenues	240,317	194,071	179,958	187,566	185,588	140,286	130,689	140,323
Expenses
Compensation and employee benefits	151,508	122,465	112,543	113,701	116,845	89,511	81,461	80,896
Communications and market data	10,456	10,545	9,799	9,303	7,653	7,064	6,656	6,341
Travel and promotion	8,836	9,242	7,069	8,549	7,531	7,017	5,833	6,041
Rent and occupancy	5,561	5,511	4,594	4,841	5,613	3,447	4,662	3,913
Depreciation and amortization	5,227	6,799	4,338	4,048	3,836	4,159	3,434	3,599
Professional fees	3,569	5,397	4,391	5,320	4,044	2,507	2,797	2,927
Clearing fees	7,529	6,312	5,884	6,798	5,477	3,858	3,480	2,974
Interest	1,849	2,170	1,124	1,772	1,752	1,016	778	597
Other expenses	4,649	4,046	3,098	3,843	3,556	1,855	2,217	5,809
Cost of long-term contract		639	—	5,180	—	—	—	—
Lease termination costs to affiliate	—	(57)	(93)	(92)	—	1,070	—	(2,266)
Total expenses	199,184	173,069	152,747	163,263	156,307	121,504	111,318	110,831
Income before provision for taxes	41,133	21,002	27,211	24,303	29,281	18,782	19,371	29,492
Provision for income taxes	16,453	7,593	10,621	10,207	12,298	7,363	8,523	12,810
Net income	$ 24,680	$ 13,409	$ 16,590	$ 14,096	$ 16,983	$ 11,419	$ 10,848	$ 16,682

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2006	2006	2006	2006	2005	2005	2005
Revenues
Brokerage revenues:
Agency commissions	76.8%	78.2%	77.2%	69.4%	73.8%	74.4%	75.4%	71.8%
Principal transactions	20.1	17.5	19.2	22.3	22.1	22.3	21.0	19.7
Total brokerage revenues	96.9	95.7	96.4	91.7	95.9	96.7	96.4	91.5
Analytics and market data	2.2	2.2	2.8	2.3	2.8	2.4	3.0	3.4
Long-term contract revenue	0.0	0.6	—	3.1	—	—	—	—
Interest income	0.9	1.2	1.2	1.3	1.2	1.0	0.9	0.6
Other income (loss)	0.0	0.3	(0.4)	1.6	0.1	(0.1)	(0.3)	4.5
Total revenues	100.0	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	63.0%	63.1%	62.5%	60.6%	63.0%	63.8%	62.3%	57.6%
Communications and market data	4.4	5.4	5.4	5.0	4.1	5.0	5.1	4.6
Travel and promotion	3.7	4.8	3.9	4.6	4.1	5.0	4.5	4.3
Rent and occupancy	2.3	2.8	2.6	2.6	3.0	2.5	3.6	2.8
Depreciation and amortization	2.2	3.5	2.4	2.2	2.1	3.0	2.6	2.6
Professional fees	1.5	2.8	2.4	2.8	2.2	1.8	2.1	2.1
Clearing fees	3.1	3.3	3.3	3.6	3.0	2.8	2.7	2.1
Interest	0.8	1.1	0.6	0.9	0.9	0.7	0.6	0.4
Other expenses	1.9	2.1	1.7	2.0	1.9	1.3	1.7	4.1
Cost of long-term contract	—	0.3	—	2.8	—	—	—	—
Lease termination costs to affiliate	—	—	(0.1)	—	—	0.8	—	(1.6)
Total expenses	82.9%	89.2%	84.7%	87.1%	84.3%	86.7%	85.2%	79.0%
Income before provision for taxes	17.1	10.8	15.3	12.9	15.7	13.3	14.8	21.0
Provision for income taxes	6.8	3.9	5.9	5.4	6.6	5.2	6.5	9.1
Net income	10.3%	6.9%	9.4%	7.5%	9.1%	8.1%	8.3%	11.9%

The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Brokerage Revenues:
Credit	$ 84,811	$ 61,032	$ 60,654	$ 59,838	$ 71,273	$ 55,443	$ 51,472	$ 60,749
Financial	45,001	39,232	38,605	38,942	39,488	29,213	30,804	29,835
Equity	56,383	44,940	41,426	46,109	41,459	29,931	25,993	21,869
Commodity	46,707	40,576	32,754	27,037	25,750	20,998	17,710	15,900
Total brokerage revenues	$ 232,902	$ 185,780	$ 173,439	$ 171,926	$ 177,970	$ 135,585	$ 125,979	$ 128,353
Brokerage Revenues:
Credit	36.4%	32.9%	35.0%	34.8%	40.0%	40.9%	40.8%	47.3%
Financial	19.3	21.1	22.2	22.7	22.2	21.5	24.5	23.2
Equity	24.2	24.2	23.9	26.8	23.3	22.1	20.6	17.0
Commodity	20.1	21.8	18.9	15.7	14.5	15.5	14.1	12.4
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Net cash provided by operations increased to $7.8 million for the three months ended March 31, 2007, compared with $9.6 million used for operations for the three months ended March 31, 2006. The improvement is primarily related to our increased net income, the increase in certain non-cash items such as deferred compensation expense and the benefit from deferred taxes and the improvement in certain working capital items such as other liabilities and the net receivable/payables to brokers, dealers and clearing organizations.

Net cash used in investing activities for the three months ended March 31, 2007 was $9.4 million compared to $5.7 million used in the three months ended March 31, 2006. The increase in cash used for investing activities was primarily due to the cash used for the acquisition of Century Chartering (U.K.) Limited. See Note 4 to the condensed consolidated financial statements for further information.

Net cash used by financing activities for the three months ended March 31, 2007 was $11.3 million compared to $0.5 million used for the three months ended March 31, 2006. The increase in cash used for financing activities is due to higher net repayments under our 2006 Credit Agreement, lower cash received from stock options exercises and higher taxes paid on vested restricted stock units.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte Ltd and GFI Korea Money Brokerage Limited. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulated capital requirements of the FSA. GFI (HK) Securities LLC is subject to the regulated capital requirements of the Securities and Futures Commission in Hong Kong. GFI (HK) Brokers Ltd. is subject to regulatory compliance requirements under the Monetary Authority of Hong Kong. GFI Group PTE Ltd. is subject to the regulatory compliance requirements with the Monetary Authority of Singapore. GFI Korea Money Brokerage Limited is subject to the regulated capital requirements of the Ministry of Finance and Economy of South Korea. At March 31, 2007, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements. In addition to these regulatory capital requirements, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business. See Note 11 to our condensed consolidated financial statements for a further discussion of these regulatory requirements.

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

Contractual Obligations and Commitments

Our contractual obligations and off-balance sheet entities are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2006 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those obligations or arrangements during the three months ended March 31, 2007. Subsequent to December 31, 2006, our net repayments were $15.0 million under the 2006 Credit Agreement.

We have various unconditional purchase obligations. Certain of these obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of March 31, 2007, we had total purchase commitments for market data services of approximately $13.4 million, with $11.5 million due within the next twelve months and $1.9 million due between one to two years. In addition, we have purchase commitments for capital expenditures related to our European offices of $1.3 million, all of which are due within the next twelve months.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at March 31, 2007.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our condensed consolidated financial statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2006 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2006 Form 10-K. The accounting principles utilized by us in preparing our condensed consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncement

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS 109. Upon adoption, we recognized a $4.4 million increase to the accrual for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Condensed Consolidated Statement of Financial Condition. After recognizing the impact of the adoption of FIN 48, the total unrecognized tax benefits (net of the federal benefit on state issues) were approximately $7.7 million of, all of which could affect the effective income tax rate in any future periods. In a foreign jurisdiction, we are in discussion with tax authorities regarding whether certain compensation expenses were deductible by the Company in prior years. A portion of the compensation payment is held by a trustee and it is the Company’s intent to use this money to offset the cost to the Company of the potential tax liability, if any, arising from the disallowance of the deduction.

We are subject to U.S. federal income tax, foreign income tax as well as state income tax in the states in which we have significant business operations. We have substantially concluded all U.S. federal income tax matters for years through 2004, state and local tax matters through 2000 and foreign income tax matters through 2002 with all relevant tax authorities. We recognize interest and penalties related to income tax matters in interest expense and other expense respectively. As of March 31, 2007, there have been no material changes to the accrual for uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007. We are currentyly evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for financial statements for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2006 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2007.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the three months ended March 31, 2007.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the the British Pound and the Euro strengthened by 10% against the U.S. Dollar, the net impact to our net income would have been a reduction of approximately $5.9 million.

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

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting and determined that there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.        RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2006 Form 10-K. See “Risk Factors” in Part I, Item 1A of our 2006 Form 10-K.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our 2004 Equity Incentive Plan, we allow employees to elect to have us withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of common stock by us on the date of withholding. During the quarter ended March 31, 2007, we withheld shares of common stock to satisfy tax withholding obligations as follows:

Date	No. of Shares	Average Market Price
January	21,511	$63.47
February	1,508	$61.55
March	8,192	$67.97

ITEM 6.                EXHIBITS

Exhibits:

Exhibit No.	Description
10.16	Employment Agreement, dated March 26, 2007 between GFI Group Inc. and Scott Pintoff
10.17	Employment Agreement, dated March 26, 2007 between GFI Group Inc. and J. Christopher Giancarlo
10.18	Employment Agreement, dated April 30, 2007 between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007, File No. 000-51103)
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2007.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description
10.16	Employment Agreement, dated March 26, 2007 between GFI Group Inc. and Scott Pintoff
10.17	Employment Agreement, dated March 26, 2007 between GFI Group Inc. and J. Christopher Giancarlo
10.18	Employment Agreement, dated April 30, 2007 between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007, File No. 000-51103)
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).