Form 10-Q
period 2007-06-30
GFI Group Inc.
filed 2007-08-09
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of shares of registrant’s common stock outstanding on July 31, 2007 was 29,277,732.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$187,436	$181,484
Deposits with clearing organizations	8,106	7,973
Accrued commissions receivable, net of allowance for doubtful accounts of $4,078 and $3,547 at June 30, 2007 and December 31, 2006, respectively	158,195	120,731
Receivables from brokers, dealers and clearing organizations	408,332	174,693
Property, equipment and leasehold improvements, net of depreciation and amortization of $69,447 and $61,742 at June 30, 2007 and December 31, 2006, respectively	45,962	41,396
Goodwill	93,709	91,891
Intangible assets, net	13,473	14,833
Other assets	69,678	66,608
TOTAL ASSETS	$984,891	$699,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$149,442	$128,047
Accounts payable and accrued expense	36,609	31,336
Payables to brokers, dealers and clearing organizations	317,981	84,995
Notes payable, net	49,179	90,253
Other liabilities	38,539	34,509
Total Liabilities	$591,750	$369,140
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and none outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,261,495 and 28,698,505 shares outstanding at June 30, 2007 and December 31, 2006, respectively	293	287
Additional paid in capital	247,761	224,442
Retained earnings	145,173	105,868
Accumulated other comprehensive loss	(86)	(128)
Total Stockholders’ Equity	393,141	330,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$984,891	$699,609

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	$179,466	$130,134	$363,991	$267,044
Principal transactions	42,044	41,792	90,421	82,852
Total brokerage revenues	221,510	171,926	454,412	349,896
Analytics and market data	4,491	4,271	9,817	9,465
Contract revenue	204	5,881	204	5,881
Interest income	2,297	2,395	4,399	4,628
Other income (loss)	(380)	3,093	(393)	3,284
Total Revenues	228,122	187,566	468,439	373,154
EXPENSES:
Compensation and employee benefits	143,474	113,701	294,982	230,546
Communications and market data	11,299	9,303	21,755	16,956
Travel and promotion	10,170	8,549	19,006	16,080
Rent and occupancy	5,529	4,841	11,090	10,454
Depreciation and amortization	5,720	4,048	10,947	7,884
Professional fees	4,332	5,320	7,901	9,364
Clearing fees	6,940	6,798	14,469	12,275
Interest	2,002	1,772	3,851	3,524
Other expenses	6,909	3,843	11,558	7,399
Contract costs	127	5,180	127	5,180
Lease termination costs to affiliate	—	(92)	—	(92)
Total Expenses	196,502	163,263	395,686	319,570
INCOME BEFORE PROVISION FOR INCOME TAXES	31,620	24,303	72,753	53,584
PROVISION FOR INCOME TAXES	12,553	10,207	29,006	22,505
NET INCOME	$19,067	$14,096	$43,747	$31,079
EARNINGS PER SHARE
Basic	$0.66	$0.50	$1.51	$1.10
Diluted	$0.64	$0.48	$1.48	$1.07
WEIGHTED AVERAGE SHARES OUSTANDING:
Basic	29,079,616	28,258,827	28,937,775	28,150,812
Diluted	29,759,130	29,130,663	29,644,189	29,044,558

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NET INCOME	$19,067	$14,096	$43,747	$31,079
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized loss on foreign exchange derivative contracts, net of tax	—	(120)	—	(514)
Foreign currency translation adjustment, net of tax	78	92	42	155
COMPREHENSIVE INCOME	$19,145	$14,068	$43,789	$30,720

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,747	$31,079
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	10,947	7,884
Amortization of loan fees	112	128
Provision for allowance for doubtful accounts	1,245	433
Deferred compensation	9,560	5,322
(Benefit from) provision for deferred taxes	445	(1,944)
Loss on foreign exchange for notes payable	—	2,763
Loss (gain) on foreign exchange derivative contracts	1,776	(92)
Increase in operating assets:
Deposits with clearing organizations	(133)	(90)
Accrued commissions receivable	(38,144)	(29,419)
Receivables from brokers, dealers and clearing organizations	(233,639)	(161,459)
Other assets	(2,677)	(4,371)
Increase (decrease) in operating liabilities:
Accrued compensation	21,395	30,149
Accounts payable and accrued expenses	5,211	5,247
Payables to brokers, dealers and clearing organizations	232,986	115,921
Other liabilities	(4,338)	(1,918)
Cash paid to affiliate for lease termination	—	(462)
Cash provided by/(used in) operating activities	48,493	(829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	(2,754)	(117)
Purchase of property, equipment and leasehold improvements	(12,444)	(10,267)
Payments on foreign exchange derivative contracts	(1,223)	(3,045)
Cash used in investing activities	(16,421)	(13,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(56,186)	(40,000)
Proceeds from notes payable	15,000	25,000
Payment of loan fees	—	(575)
Proceeds from exercise of stock options	6,269	4,841
Cash paid for taxes on vested restricted stock units	(1,978)	(1,632)
Tax benefit related to share-based compensation	10,733	7,435
Bank overdraft	—	6,389
Cash (used in)/provided by financing activities	(26,162)	1,458
Effects of foreign currency translation adjustment	42	155
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,952	(12,645)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	181,484	144,148
CASH AND CASH EQUIVALENTS, END OF PERIOD	$187,436	$131,503

SUPPLEMENTAL DISLCOSURE:
Interest paid	$3,778	$3,559
Income taxes paid, net of refunds	$21,836	$5,909

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share amounts)

1.   ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its sole wholly-owned subsidiary GFInet Inc. (“GFInet”), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., Amerex Brokers LLC, GFI Korea Money Brokerage Limited and Fenics Limited and subsidiaries (“Fenics”). As of June 30, 2007, Jersey Partners, Inc. (“JPI”)  owns approximately 43% of the Company’s outstanding shares of common stock.  The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

Principal Transactions—Principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. A limited number of brokerage desks are allowed to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating clients’ execution needs for transactions initiated by such clients, adding liquidity to a market or attracting additional order flow. These unmatched positions are intended to be held short term. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered.

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

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In the event the Company determines that the value of goodwill has become impaired, it will incur a charge for the amount of impairment during the fiscal quarter in which such determination is made. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. During 2006, certain of these contracts were designated and qualified as foreign currency cash flow hedges under

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The Company reclassified gains and losses on the foreign exchange derivative contracts included in accumulated other comprehensive loss into earnings at the time the hedged transactions were recognized. The Company measured effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of the hedges, if any, was included in other income. There was no portion of the derivative instruments’ gains or losses excluded from the assessment of effectiveness. As of and for the three and six months ended June 30, 2007, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges. The Company records these contracts at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statement of Income.

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

Share-Based Compensation—The Company’s share-based compensation consists of stock options and restricted stock units (the “RSUs”). The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) during the first quarter of 2006, using the modified prospective approach. SFAS 123(R) revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under SFAS 123(R), actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows.   In recent periods, the only share-based compensation issued by the Company has been RSUs.  The Company records the fair value of the RSUs at the date of grant as deferred compensation and amortizes it to compensation expense over the vesting period of the grants.

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

In a foreign jurisdiction, the Company is in discussion with tax authorities regarding whether certain compensation expenses were deductible by the Company in prior years.  A portion of the compensation payment is held by a trustee and the Company may request but not compel the trustee to use the money to offset the cost to the Company of the potential tax liability, if any, arising from the disallowance of the deduction.

The Company is subject to U.S. federal income tax, foreign income tax as well as state income tax in the states in which we have significant business operations.  The Company has substantially concluded all U.S. federal income tax matters for years through 2004, state and local tax matters through 2000 and foreign income tax matters through 2002.The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of June 30, 2007, there were no material changes to the accrual for uncertain tax positions.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for financial statements for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

3.   RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	June 30, 2007	December 31, 2006
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$360,644	$80,837
Balance receivable from clearing organizations	47,688	93,856
Total	$408,332	$174,693

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$296,930	$72,394
Payable to financial institutions	11,966	12,035
Balance payable to clearing organizations	9,085	566
Total	$317,981	$84,995

4.   GOODWILL AND INTANGIBLE ASSET

Changes in the carrying amount of the Company’s goodwill for the six months ended June 30, 2007 were as follows:

Balance as of December 31, 2006	$91,891
Goodwill acquired during the period	1,818
Balance as of June 30, 2007	$93,709

As disclosed in the Company’s Form 10-Q for the three-month period ended March 31, 2007, on March 23, 2007, the Company acquired all of the outstanding shares of Century Chartering (UK) resulting in goodwill of $1,794 being recorded. During the second quarter of 2007, goodwill increased by $24 due to additional direct transaction costs incurred related to this acquisition.

The Company had the following intangible assets as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Gross intangible assets
Customer base/relationships	$13,038	$12,690
Trade name	4,114	4,070
Core technology	3,230	3,230
Covenants not to compete	2,345	2,256
Favorable lease agreements	620	620
Propriety knowledge	110	110
Patent	34	34
Total gross intangible assets	23,491	23,010
Accumulated amortization	(10,018)	(8,177)
Net intangible assets	$13,473	$14,833

Amortization was $817 and $261 for the three months ended June 30, 2007 and 2006, respectively and $1,841 and $622 for the six months ended June 30, 2007 and 2006.

At June 30, 2007 expected amortization expense for the definite lived intangible assets is as follows:

2007 (remaining six months)	$1,491
2008	2,698
2009	2,639
2010	2,590
2011	2,383
Total	$11,801

5.   NOTES PAYABLE

The Company had outstanding borrowings under its 2006 Credit Agreement as of June 30, 2007 and  December 31, 2006 as follows:

	June 30, 2007	December 31, 2006
Loan Available(1)	$160,000	$160,000
Loans Outstanding	$50,000	$91,186
Letters of Credit Outstanding	$7,172	$6,500

(1)       Amounts available include up to $50,000 for letters of credit as of June 30, 2007 and December 31, 2006, respectively.

The weighted average interest rate of the outstanding loans was 6.32% and 5.86% at June 30, 2007 and December 31, 2006, respectively.  At June 30, 2007 and December 31, 2006, notes payable were recorded net of unamortized loan fees of  $821 and $933, respectively.

6.   EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic earnings per share
Net income	$19,067	$14,096	$43,747	$31,079
Weighted average common shares outstanding	29,079,616	28,258,827	28,937,775	28,150,812
Basic earnings per share	$0.66	$0.50	$1.51	$1.10
Diluted earnings per share
Net income applicable to stockholders	$19,067	$14,096	$43,747	$31,079
Weighted average common shares outstanding	29,079,616	28,258,827	28,937,775	28,150,812
Effect of dilutive shares:
Options and warrant	679,514	871,836	706,414	893,746
Weighted average shares outstanding and common stock equivalents	29,759,130	29,130,663	29,644,189	29,044,558
Diluted earnings per share	$0.64	$0.48	$1.48	$1.07

For the three months ended June 30, 2007 and 2006, respectively, 126,277 and 17,197 RSUs, and for the six months ended June 30, 2007 and 2006, respectively, 202,013 and 112,105 RSUs, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

7.   SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under the 2004 Equity Incentive Plan during the six months ended June 30, 2007:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2006	872,853	$45.63
Granted	413,678	67.93
Vested	(160,004)	39.25
Cancelled	(40,625)	47.19
Outstanding June 30, 2007	1,085,902	$55.01

The weighted average grant-date fair value of RSUs granted for the six months ended June 30, 2007 was $67.93 per unit, compared with $54.31 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Compensation expense	$5,468	$3,271	$9,507	$5,134
Income tax benefits	2,129	516	3,579	1,216

At June 30, 2007, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $48,049 and is expected to be recognized over a weighted-average period of 2.06 years. The total fair value of RSUs vested during the six months ended June 30, 2007 and 2006 was $6,280 and $3,087, respectively.

As of June 30, 2007, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the six months ended June 30, 2007:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2006	621,661	$13.83	323,034	$12.13
Exercised	(297,807)	14.09	(176,243)	11.76
Terminated	(13,158)	21.00	—	—
Outstanding June 30, 2007	310,696	$13.27	146,791	$12.58

8.   COMMITMENTS AND CONTINGENCIES

Operating leases—The Company has non-cancellable operating leases for office space that expire on various dates through 2027.  At June 30, 2007, the future minimum rental commitments under such leases are as follows:

2007 (remaining six months)	$3,118
2008	12,514
2009	10,254
2010	10,671
2011	10,859
Thereafter	93,958
Total	$141,374

The preceding table reflects a significant increase in the Company’s future minimum rental commitments since December 31, 2006.  The increase in the future minimum rental commitments is related to a twenty year lease that the Company entered into in June 2007 for premises which will serve as its primary U.S. office space.  The total minimum rental commitments under this lease totaled $94,045, with $6,024 due within one to three years, $8,070 due within three to five years and $79,951 due in more than five years.  See below for further discussion regarding the new U.S. lease and related lease termination on the leased premises that the Company is currently occupying.

In June 2007, the Company decided to vacate its current leased office space in New York in order to move to a new facility in the first half of 2008. The Company signed a new lease for 88,747 square feet in New York for the period from June 2007 through December 2027.

In addition, in June 2007, the Company accelerated the termination of certain leases to June 2008 in accordance with the provisions of the lease agreement that will require the Company to pay a termination charge of $1,684.  As required by FASB 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded this liability at fair value, or $1,591, which will be accreted up to the termination charge of $1,684 over the next four quarters,.  The Company also accelerated the depreciable lives of certain assets to be abandoned at its current office space to their estimated useful lives.  Total accelerated depreciation relating to the fixed assets to be abandoned is $4,899 (or approximately $2,940 net of tax), of which $377 (or approximately $226 net of tax) was recorded during the three months ended June 30, 2007 and $1,130 (or approximately $678 net of tax) will be recorded each quarter until June 30, 2008.

Purchase Obligations—The Company has various unconditional purchase obligations. Certain of these obligations include the purchase of market data from a number of information service providers during the normal course of business. As of June 30, 2007, the Company had total purchase commitments for market data services of approximately $16,762, with $14,038 due within the next twelve months and $2,724 due between one to two years. In addition, the Company has purchase commitments for capital expenditures related to the purchase of certain software and office build-out in the U.S. and Europe of $802.  A majority of these purchase commitments are due within the next twelve months.

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

9.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 17—Financial Instruments with Off-Balance Sheet Risk” of the Notes to the Consolidated Financial Statements contained in the Company’s 2006 Form 10-K. There have been no material changes to our off-balance sheet risk during the six months ended June 30, 2007.

10.   FINANCIAL INSTRUMENTS

The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in “Note 18—Financial

Instruments” of the Notes to the Consolidated Financial Statements contained in the Company’s 2006 Form 10-K.

As of and for the three months and six months ended June 30, 2007, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges.  During 2006, certain of the Company’s foreign exchange derivative contracts were designed and qualified as foreign currency cash flow hedges under SFAS No. 133.  For the three and six months ended June 30, 2006,  there was no hedge ineffectiveness. Unrealized losses before tax of ($172) and ($734) for the three and six months ended June 30, 2006, respectively, were recorded as other comprehensive income (loss).

The Company’s derivatives are summarized below, showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition as of June 30, 2007 and December 31, 2006 as follows:

Asset/(Liabilities)	June 30, 2007	December 31, 2006
Foreign exchange derivative contracts:
Assets	$148	$649
Liabilities	(191)	(139)
Fenics purchase obligation	(53)	(53)

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

Included in other assets in the Condensed Consolidated Statements of Financial Condition as of June 30, 2007 were $2,214 of assets in Euroclear and $766 in U.S. corporate stocks held by the Company and recorded at current market value.

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

The following table sets forth the minimum net capital, as defined, that certain of the Company’s subsidiaries were required to maintain as of June 30, 2007:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$43,412	$36,122	$31,110	$1,390
Minimum Net Capital required	250	10,935	16,621	384
Excess Net Capital	$43,162	$25,187	$14,489	$1,006

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

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the “FSFL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined under the FSFL, of 50,000 Japanese Yen (approximately $405). In addition, GFI Securities Limited is required to maintain a capital base of 1,000,000 Japanese Yen (approximately $8,097). GFI Securities Limited’s Japanese branch is also subject to the net capital rule promulgated by the FSFL, which requires that net worth, including “brought-in” capital, exceed a ratio of 120.0% of relevant expenditure. At June 30, 2007, GFI Securities Limited and its Japanese branch were in compliance with these capital requirements.

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

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $640). At June 30, 2007, GFI (HK) Brokers Ltd. had stockholders’ equity of 11,668 Hong Kong dollars (or approximately $1,492), which exceeded the minimum requirement by 6,668 Hong Kong dollars (or approximately $852).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder.  As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won. At June 30, 2007, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won (or approximately $5,336).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of June 30, 2007.

12.   GEOGRAPHIC INFORMATION

The Company offers its products and services in North America, Europe and the Asia-Pacific regions.

Information regarding revenues for the three and six months ended June 30, 2007 and 2006, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of June 30, 2007 and December 31, 2006, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
North America	$100,062	$88,243	$209,441	$172,859
Europe	106,047	84,735	216,517	171,590
Asia-Pacific	22,013	14,588	42,481	28,705
Total	$228,122	$187,566	$468,439	$373,154

	June 30, 2007	December 31, 2006
Long-lived Assets, as defined:
North America	$34,397	$32,158
Europe	14,369	12,753
Asia-Pacific	2,900	2,255
Total	$51,666	$47,166

Revenues are attributed to geographic areas based on the location of the relevant legal entities.

13.   OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Unrealized gain (loss) on foreign exchange derivative contracts
Before Tax Amount	$—	$(172)	$—	$(734)
Tax Benefit	—	52	—	220
After Tax Amount	$—	$120)	$—	$(514)
Foreign currency translation adjustment
Before Tax Amount	$139	$166	$74	$279
Tax Expense	(61)	(74)	(32)	(124)
After Tax Amount	$78	$92	$42	$155

The Company reclassified the following out of other comprehensive income into other income for the three and six months ended June 30, 2006:

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006
Gross loss	$1,192	$2,691
Net of tax	834	1,884

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
August 8, 2007

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

•       the maturity of key markets and any resulting contraction of commissions;

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

Business Environment

As an inter-dealer broker, our results of operations are impacted by a number of external market factors including market volatility, organic growth of the derivative and other markets in which we provide our brokerage services, the particular mix of transactional activity in our various products and the competitive environment in which we operate.  Outlined below are management’s observations of these external market factors during the most recent fiscal period. The factors outlined below are not the only factors that have impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

Market Volatility

As a general rule, our business benefits from volatility in the markets that we serve, as periods of increased volatility typically coincide with more robust trading by our clients and a higher volume of transactions.  Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the second quarter of 2007, the credit and equity markets experienced general heightened volatility as the quarter progressed  due to subprime mortgage market concerns, which were highlighted by the near-collapse of two hedge funds heavily invested in the subprime market.  Despite the pronounced volatility later in the quarter, the majority of global equity markets were up for the quarter led by emerging markets.  Interest rate, foreign exchange and commodity markets experienced moderate volatility during the quarter, resulting from inflationary and economic uncertainty and near-record high oil prices.

Growth in Underlying Markets and New Product Offerings

Our business has historically benefited from growth in the over-the-counter (“OTC”) derivatives markets due to either the expansion of existing markets, including increased notional amounts outstanding or increased transaction volumes, or the development of new products or classes of products.  The level of growth in these markets is difficult to measure on a quarterly basis as there are only a few independent, objective measures of growth in outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes.  Therefore, to help gauge growth in any particular quarter, management also looks to the published results of large OTC derivatives dealers and certain futures exchanges as potential indicators of transactional activity in the related OTC derivative markets.

Both the Bank of International Settlements (“BIS”) and the International Swaps and Derivatives Association (“ISDA”) released figures in the second quarter of 2007 on notional amounts outstanding in global OTC markets.  BIS reported notional amounts outstanding for OTC derivatives of $415.2 trillion at year-end 2006, up 39% from the prior year.   Credit default swaps were the fastest growing OTC category with a 107% growth rate year over year followed by interest rate derivatives with 38% growth, equities with 29% growth and foreign exchange and commodities with 28% growth.  ISDA reported similar growth rates, including for credit default swaps, which grew over 100% to $34.4 trillion at year-end 2006.

Exchange traded derivatives have for several years exhibited generally similar growth rates to those of related OTC derivative markets.  The Chicago Mercantile Exchange,  Chicago Board of Trade, New York Mercantile Exchange and IntercontinentalExchange and International Securities Exchange all reported solid double digit growth in transactional volumes during the second quarter versus the same period in 2006.  These exchanges offer trading in futures and other products in several categories, including financial, equity and commodity products.  Nevertheless, because there is currently little or no exchange-based trading activity in credit futures, exchange-traded volumes are not an indicator of activity levels of credit products, our largest product segment.

In addition, transactions in second generation credit products, such as asset backed and loan credit derivatives, have recently been experiencing growth and have been a driver of growth in the overall credit derivative market.  New products have also developed for certain wet and dry freight and property derivatives.

Competitive Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve.  Competition for the services of productive brokers has been intense in recent quarters and during any given period it can become even more fierce.  Management believes that this increased competition for brokerage personnel continued during the second quarter as other inter-dealer brokers sought to bolster their derivative brokerage capabilities.  As a result, compensation and employee benefits as a percentage of revenues will be under pressure, and may increase, in the short term.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	$179,466	$130,134	$363,991	$267,044
Principal transactions	42,044	41,792	90,421	82,852
Total brokerage revenues	221,510	171,926	454,412	349,896
Analytics and market data	4,491	4,271	9,817	9,465
Contract revenue	204	5,881	204	5,881
Interest income	2,297	2,395	4,399	4,628
Other income (loss)	(380)	3,093	(393)	3,284
Total revenues	228,122	187,566	468,439	373,154
EXPENSES:
Compensation and employee benefits	143,474	113,701	294,982	230,546
Communications and market data	11,299	9,303	21,755	16,956
Travel and promotion	10,170	8,549	19,006	16,080
Rent and occupancy	5,529	4,841	11,090	10,454
Depreciation and amortization	5,720	4,048	10,947	7,884
Professional fees	4,332	5,320	7,901	9,364
Clearing fees	6,940	6,798	14,469	12,275
Interest	2,002	1,772	3,851	3,524
Other expenses	6,909	3,843	11,558	7,399
Contract costs	127	5,180	127	5,180
Lease termination costs to affiliate	—	(92)	—	(92)
Total Expenses	196,502	163,263	395,686	319,570
INCOME BEFORE PROVISION FOR INCOME TAXES	31,620	24,303	72,753	53,584
PROVISION FOR INCOME TAXES	12,553	10,207	29,006	22,505
NET INCOME	$19,067	$14,096	$43,747	$31,079

The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	78.7%	69.4%	77.7%	71.6%
Principal transactions	18.4	22.3	19.3	22.2
Total brokerage revenues	97.1	91.7	97.0	93.8
Analytics and market data	2.0	2.3	2.1	2.5
Contract revenue	0.1	3.1	-	1.6
Interest income	1.0	1.3	1.0	1.2
Other income (loss)	(0.2)	1.6	(0.1)	0.9
Total revenues	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	62.9%	60.6%	63.0%	61.8%
Communications and market data	5.0	5.0	4.6	4.5
Travel and promotion	4.5	4.6	4.1	4.3
Rent and occupancy	2.4	2.6	2.4	2.8
Depreciation and amortization	2.5	2.2	2.3	2.1
Professional fees	1.9	2.8	1.7	2.5
Clearing fees	3.0	3.6	3.1	3.3
Interest	0.9	0.9	0.8	0.9
Other expenses	3.0	2.0	2.5	2.0
Contract costs	0.1	2.8	-	1.4
Total Expenses	86.1%	87.1%	84.5%	85.6%
INCOME BEFORE PROVISION FOR INCOME TAXES	13.9	12.9	15.5	14.4
PROVISION FOR INCOME TAXES	5.5	5.4	6.2	6.0
NET INCOME	8.4%	7.5%	9.3%	8.4%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net income for the three months ended June 30, 2007 was $19.1 million as compared to net income of $14.1 million for the three months ended June 30, 2006, an increase of $5.0 million or approximately 35.5%.  Total revenues increased by $40.5 million, or 21.6%, to $228.1 million for the three months ended June 30, 2007 from $187.6 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across all product categories, with the most significant dollar increases in commodities and credit. Commodities revenues include revenues from the Amerex Energy operations which we acquired in October 2006.  This increase in our revenues reflected significant organic growth across all product categories and significant growth across all geographic regions.  Our total brokerage personnel headcount increased by 180 to a total of 1,008 employees at June 30, 2007 from 828 employees at June 30, 2006. Total expenses increased by $33.2 million, or 20.3%, to $196.5 million for the three months ended June 30, 2007 from $163.3 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2006 and an increase in performance related brokerage bonuses resulting in large part from an increase in our brokerage revenues.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Three Months Ended June 30,
	2007	2006
BROKERAGE REVENUES:
Credit	$72,436	$59,838
Financial	45,865	38,942
Equity	53,284	46,109
Commodity	49,925	27,037
Total brokerage revenues	$221,510	$171,926
BROKERAGE REVENUES:
Credit	32.7%	34.8%
Financial	20.7	22.7
Equity	24.1	26.8
Commodity	22.5	15.7
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $49.6 million, or 28.9%, to $221.5 million for the three months ended June 30, 2007, as compared to $171.9 million for the three months ended June 30, 2006. Agency commissions increased by $49.4 million, or 38.0%, to $179.5 million for the three months ended June 30, 2007, as compared to $130.1 million for the three months ended June 30, 2006. Principal transactions increased by $0.2 million, or 0.5%, to $42.0 million for the three months ended June 30, 2007 from $41.8 million for the three months ended June 30, 2006. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 7.5% for the three months ended June 30, 2007, as compared to the same period from the prior year.

The increase in credit product brokerage revenues of $12.6 million in the second quarter of 2007 as compared with the same period in 2006 was due to a number of factors, including credit market volatility related to subprime mortgage market concerns, continued overall growth in the credit derivatives market, the development of new credit products and the continued success in Europe of CreditMatch®, our credit derivatives and investment grade bond trading platform.  Our credit product brokerage personnel increased by 35 to a total of 259 employees at June 30, 2007, up from 224 employees at June 30, 2006.

The increase in financial product brokerage revenues of $6.9 million in the second quarter of 2007 as compared with the second quarter of 2006 was primarily attributable to growth in emerging market interest rate and currency derivatives in Europe and Asia and the continued introduction of ForexMatch™, our foreign exchange trading platform.  Our financial product brokerage personnel increased by 17 to a total of 274 employees at June 30, 2007, up from 257 employees at June 30, 2006.

The increase in equity product brokerage revenues of $7.2 million in the second quarter of 2007 as compared with the same period in 2006 was primarily due to the continued growth of our Paris office, which specializes in cash equities and equity derivatives, as well as our equity derivatives business in the U.K. and Asia.  Market volatility caused by mortgage market concerns also contributed to the increase in equity product brokerage revenues.  Our equity product brokerage personnel increased by 33 to a total of 204 employees at June 30, 2007, up from 171 employees at June 30, 2006.

The increase in commodity product brokerage revenues of $22.9 million in the second quarter of 2007 as compared with the second quarter of 2006 was primarily attributable to the addition of our Amerex brokerage business. In addition, growth in European energy products, particularly dry freight derivatives and dry physical freight, also contributed to the increase in overall commodity revenues. Our commodity product brokerage personnel increased by 95 to a total of 272 employees at June 30, 2007, up from 177 employees at June 30, 2006.

Analytics and Market Data

Revenues from our analytics and market data products increased by $0.2 million, or 4.7%, to $4.5 million for the three months ended June 30, 2007 as compared to $4.3 million for the three months ended June 30, 2006. The increase was primarily due to an increase in subscription and maintenance fees, which was offset by a decrease in update fees associated with the licensing of analytical software.

Contract Revenue

Contract revenue decreased by $5.7 million, or 96.6%, to $0.2 million for the three months ended June 30, 2007 as compared to $5.9 million for the three months ended June 30, 2006.  Contract revenue consists primarily of revenues recognized under a long-term contract pursuant to which we developed an online foreign exchange currency trading system and customized it for a customer.  During the second quarter of 2006, the project was substantially completed and consequently, we recorded $5.9 million in contract revenue.  Additionally, in 2007, contract revenue represents additional work provided to the customer on a time and materials basis.

Interest Income

Interest income decreased by $0.1 million, or 4.2%, to $2.3 million for the three months ended June 30, 2007, as compared to $2.4 million for the three months ended June 30, 2006. The decrease was mainly attributable to the decrease in interest income due to lower balances on the clearing accounts, which was partially offset by an increase in interest income attributable to the higher level of cash balances in the U.S.

Other Income (Loss)

Other income (loss) decreased by $3.5 million, or 1.13%, to a loss of $0.4 million for the three months ended June 30, 2007 from income of $3.1 million for the three months ended June 30, 2006. Other income (loss) for the three months ended June 30, 2007 and 2006 mainly consisted of transactional gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $29.8 million, or 26.2%, to $143.5 million for the three months ended June 30, 2007 from $113.7 million for the three months ended June 30, 2006. The increase was primarily due to an increase in the number of brokerage personnel from 828 employees at June 30, 2006 to 1,008 employees at June 30, 2007 and an increase in brokerage personnel performance bonuses of $11.0 million resulting in large part from the increase in our brokerage revenues.

Total compensation and employee benefits as a percentage of total revenues increased to 62.9% at June 30, 2007 from 60.6% at June 30, 2006. Bonus expense represented 51.3% of total compensation and employee benefits expense for the three months ended June 30, 2007 and 2006. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense, which includes the amortization of sign-on bonuses initially made in prior periods, represented 4.1% and 6.3% of total compensation and employee benefits for the three months ended June 30, 2007 and 2006, respectively.

Our compensation and employee benefits are relatively stable.  However, certain of our competitors are offering significant compensation packages to attract our brokers.  As a result, compensation and employee benefits as a percentage of revenues will be under pressure, and may increase in the short term.  We believe that an increase in the use of our hybrid electronic brokerage systems and pressure on our competitors to rationalize the increase in their compensation expense will eventually lessen the effect of the competitive pressure on compensation expense.

Communications and Market Data

Communications and market data increased by $2.0 million, or 21.5%, to $11.3 million for the three months ended June 30, 2007 from $9.3 million from the three months ended June 30, 2006. The increase was primarily attributable to the increase of brokerage personnel in those areas, such as equities, that rely more heavily on market data systems.

Travel and Promotion

Travel and promotion increased by $1.7 million, or 20.0%, to $10.2 million for the three months ended June 30, 2007 from $8.5 million for the three months ended June 30, 2006. This expense, as a percentage of our total brokerage revenues for the three months ended June 30, 2007 decreased to 4.6% from 4.9% for the same period from the prior year. This decrease was primarily due to our continuing efforts to lower these costs relative to our total brokerage revenues.

Rent and Occupancy

Rent and occupancy increased by $0.7 million, or 14.6%, to $5.5 million for the three months ended June 30, 2007 from $4.8 million for the three months ended June 30, 2006.  The increase was primarily due to the increase in rent and repairs and maintenance, which offset the decrease in utilities and insurance, from our current leased facilities.  In June 2007, we entered into a twenty-year lease for our new primary office space in the U.S.  Consequently, we expect the rent and occupancy will continue to increase in the future.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the U.S. lease.

Depreciation and Amortization

Depreciation and amortization increased by $1.7 million, or 42.5%, to $5.7 million for the three months ended June 30, 2007 from $4.0 million for the three months ended June 30, 2006. The increase was primarily due to the increase in capitalized equipment costs, leasehold improvement, communications equipment and amortization expense of intangibles resulting from the acquisition of the Amerex brokerage business.  Included in depreciation and amortization expense for the three months ended June 30, 2007 is $0.4 million of accelerated depreciation related to certain long-lived assets to be abandoned as a result of the early termination of certain of our leases in New York.  Total accelerated depreciation relating to the fixed assets to be abandoned is $4.9 million, of which $0.4 million was recorded during the three months ended June 30, 2007 and $1.1 million will be recorded each quarter until June 30, 2008.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion of the U.S. lease.

Professional Fees

Professional fees decreased by $1.0 million, or 18.9% to $4.3 million for the three months ended June 30, 2007 from $5.3 million for the three months ended June 30, 2006. The decrease was primarily due to a decrease in professional fees related to our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which was partially offset by an increase in legal fees.

Clearing Fees

Clearing fees increased slightly by $0.1 million, or 1.5%, to $6.9 million for the three months ended June 30, 2007 from $6.8 million for the three months ended June 30, 2006. This increase was partially due to the growth of brokerage revenues from our Paris equities business.  Clearing fees, as a percentage of our total revenues from principal transactions remained consistent at approximately 16.0% for the three months ended June 30, 2007 and 2006.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.

Interest Expense

Interest expense increased slightly by $0.2 million, or 11.1%, to $2.0 million for the three months ended June 30, 2007 from $1.8 million for the three months ended June 30, 2006.  The increase was mainly attributable to the increase in interest expense under our credit facility due to the higher level of outstanding borrowings during the three months ended June 30, 2007, which was offset by a decrease in interest expense on our clearing accounts for the three months ended June 30, 2007 compared to the same period from the prior year.  Included in interest expense for the three months ended June 30, 2007 is $0.8 million of interest on outstanding borrowings incurred to purchase the Amerex brokerage business in October 2006.

Other Expenses

Other expenses increased by $3.1 million, or 81.6%, to $6.9 million for the three months ended June 30, 2007 from $3.8 million for the three months ended June 30, 2006.  Included in other expenses for the three months ended June 30, 2007 is a $1.6 million termination fee that will be incurred due to our decision to terminate our primary office lease in New York.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion on the lease termination.  The remaining increase was primarily due to an increase in irrecoverable Value Added Tax related to increased purchases for communications and market data in Europe and license fees to third-party software vendors.

Contract Costs

Contract costs represent expenses incurred during the second quarter of 2007 from the additional work provided to a customer on a time and material basis.  See Contract Revenue above for further discussion.

Provision for Income Taxes

Our provision for income taxes totaled $12.6 million for the three months ended June 30, 2007 compared to $10.2 million for the three months ended June 30, 2006. Our effective tax rate was approximately 40% for the three months ended June 30, 2007 as compared to 42% for the comparable period in 2006. The reduction in the effective tax rate was primarily due to a decrease in state and local income taxes and taxes related to foreign operations as well as an increase in business tax credits.    The reduction in state, local and foreign taxes was due, in part, to lower state tax rates and the geographic mix of our earnings.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net income for the six months ended June 30, 2007 was $43.7 million as compared to net income of $31.1 million for the six months ended June 30, 2006, an increase of $12.6 million or approximately 40.5%.  Total revenues increased by $95.2 million, or 25.5%, to $468.4 million for the six months ended June 30, 2007 from $373.2 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across all product categories, with the most significant dollar increases in commodities, credit and equity. Commodities revenues include revenues from the Amerex Energy operation which we acquired in October 2006.  This increase in our revenues included significant organic growth across all product categories and geographic regions.  Our total brokerage personnel headcount increased by 180 to a total of 1,008 employees at June 30, 2007 from 828 employees at June 30, 2006. Total expenses increased by $76.1 million, or 23.8%, to $395.7 million for the six months ended June 30, 2007 from $319.6 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2006 and the resulting increase in performance related brokerage bonuses.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Six months Ended June 30,
	2007	2006
BROKERAGE REVENUES:
Credit	$157,247	$131,111
Financial	90,866	78,430
Equity	109,667	87,568
Commodity	96,632	52,787
Total brokerage revenues	$454,412	$349,896
BROKERAGE REVENUES:
Credit	34.6%	37.5%
Financial	20.0	22.4
Equity	24.1	25.0
Commodity	21.3	15.1
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $104.5 million, or 29.9%, to $454.4 million for the six months ended June 30, 2007, as compared to $349.9 million for the six months ended June 30, 2006. Agency commissions increased by $97.0 million, or 36.3%, to $364.0 million for the six months ended June 30, 2007, as compared to $267.0 million for the six months ended June 30, 2006. Principal transactions increased by $7.5 million, or 9.0%, to $90.4 million for the six months ended June 30, 2007 from $82.9 million for the six months ended June 30, 2006. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 7.1% for the six months ended June 30, 2007, as compared to the same period from the prior year.

The increase in credit product brokerage revenues of $26.1 million in the first half of 2007 as compared with the same period of 2006 was due to a number of factors, including credit and equity market volatility related to subprime mortgage market and global economic concerns, increased headcount and the continued overall growth in the credit derivatives market, the development of new credit products and the continued success in Europe of CreditMatch®.  Our credit product brokerage personnel increased by 35 to a total of 259 employees at June 30, 2007, up from 224 employees at June 30, 2006.

The increase in financial product brokerage revenues of $12.5 million in the first half of 2007 as compared with the first half of 2006 was primarily attributable to growth in emerging market interest rate and currency derivatives in Europe and Asia.  Our financial product brokerage personnel increased by 17 to a total of 274 employees at June 30, 2007, up from 257 employees at June 30, 2006.

The increase in equity product brokerage revenues of $22.1 million in the first half of 2007 as compared with the first half of 2006 was primarily due the growth of our Paris office, which specializes in cash equities and equity derivatives, as well as our equity derivatives business in the U.K. and Asia.  Our equity product brokerage personnel increased by 33 to 204 employees at June 30, 2007, up from 171 employees at June 30, 2006

The increase in commodity product brokerage revenues of $43.8 million in the first half of 2007 as compared with the same period in 2006 was primarily attributable to the addition of our Amerex brokerage business.   In addition, significant growth in European energy products, including electricity, coal, dry freight and emissions, contributed to the increase in commodity and brokerage revenues over the first six months of 2007.

Our commodity product brokerage personnel increased by 95 to a total of 272 employees at June 30, 2007, up from 177 employees at June 30, 2006.

Analytics and Market Data

Revenues from our analytics and market data products increased by $0.3 million, or 3.2%, to $9.8 million for the six months ended June 30, 2007 as compared to $9.5 million for the six months ended June 30, 2006. The increase was primarily due to an increase in subscription and maintenance fees, which was offset by a decrease in update fees associated with the licensing of analytical software .

Interest Income

Interest income decreased by $0.2 million, or 4.3%, to $4.4 million for the six months ended June 30, 2007, as compared to $4.6 million for the six months ended June 30, 2006. The decrease was mainly attributable to the decrease in interest income due to lower balance on the clearing accounts, which was partially offset by an increase in interest income attributable to the higher level of cash balances in the U.S.

Other Income (Loss)

Other income (loss) decreased by $3.7 million, or 112.1%, to a loss of $0.4 million for the six months ended June 30, 2007 from income of $3.3 million for the six months ended June 30, 2006. Other income (loss) for the six months ended June 30, 2007 and 2006 mainly consisted of transactional gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $64.5 million, or 28.0%, to $295.0 million for the six months ended June 30, 2007 from $230.5 million for the six months ended June 30, 2006. The increase was primarily due to an increase in the number of brokerage personnel from 828 employees at June 30, 2006 to 1,008 employees at June 30, 2007 and an increase in brokerage personnel performance bonuses of $24.8 million resulting in large part from the increase in our brokerage revenues.

Total compensation and employee benefits as a percentage of total revenues increased to 63.0% at June 30, 2007 from 61.8% at June 30, 2006. Bonus expense represented 52.3% and 54.2% of total compensation and employee benefits expense for the six months ended June 30, 2007 and 2006, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense, which includes the amortization of sign-on bonuses initially made in prior periods, represented 4.2% and 5.6% of total compensation and employee benefits for the six months ended June 30, 2007 and 2006, respectively.

Our compensation and employee benefits are relatively stable.  However, certain of our competitors are offering significant compensation packages to attract our brokers.  As a result, compensation and employee benefits as a percentage of revenues will be under pressure, and may increase, in the short term.   We believe that an increase in the use of our hybrid electronic brokerage systems and  pressure on our competitors to rationalize the increase in their compensation expense will eventually lessen the effect of the competitive pressure on compensation expense.

Communications and Market Data

Communications and market data increased by $4.8 million, or 28.2%, to $21.8 million for the six months ended June 30, 2007 from $17.0 million from the six months ended June 30, 2006. The increase was primarily attributable to the increase in brokerage personnel including in those areas, such as equities, that rely more heavily on market data systems.

Travel and Promotion

Travel and promotion increased by $2.9 million, or 18.0%, to $19.0 million for the six months ended June 30, 2007 from $16.1 million for the six months ended June 30, 2006. This expense, as a percentage of our total brokerage revenues for the six months ended June 30, 2007 decreased to 4.2% from 4.6% for the same period from the prior year. This decrease was primarily due to our continuing efforts to lower these costs relative to our total brokerage revenues.

Rent and Occupancy

Rent and occupancy increased by $0.7 million, or 6.7%, to $11.1 million for the six months ended June 30, 2007 from $10.4 million for the six months ended June 30, 2006.  The increase was primarily due to an increase in repairs and maintenance, which was offset by a decrease in insurance, from our current leased facilities.  In June 2007, we entered into a twenty-year lease for its primary office space in the U.S.  Consequently, we expect the rent and occupancy will continue to increase in the future.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion of our new U.S. lease.

Depreciation and Amortization

Depreciation and amortization increased by $3.0 million, or 38.0%, to $10.9 million for the six months ended June 30, 2007 from $7.9 million for the six months ended June 30, 2006. The increase was primarily due to the increase in capitalized equipment costs, leasehold improvement, communications equipment and amortization expense of intangibles resulting from the acquisition of the Amerex brokerage business.  Included in depreciation and amortization expense for the three months ended June 30, 2007 is $0.4 million of accelerated depreciation related to certain long-lived assets to be abandoned as a result of the early termination of certain of our leases in New York.  Total accelerated depreciation relating to the fixed assets to be abandoned is $4.9 million, of which $0.4 million was recorded during the three months ended June 30, 2007 and $1.1 million will be recorded each quarter until June 30, 2008.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion of our new U.S. lease.

Professional Fees

Professional fees decreased by $1.5 million, or 16.0% to $7.9 million for the six months ended June 30, 2007 from $9.4 million for the six months ended June 30, 2006. The decrease was primarily due to a decrease in professional fees related to our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which was partially offset by an increase in legal fees.

Clearing Fees

Clearing fees increased by $2.2 million, or 17.9%, to $14.5 million for the six months ended June 30, 2007 from $12.3 million for the six months ended June 30, 2006. This increase was partially due to the growth of brokerage revenues from our Paris equities business.  Clearing fees, as a percentage of our total revenues from principal transactions increased to 16.0% for the six months ended June 30, 2007 from 14.8% for the comparable period in the prior year.  This increase was partially due to the high cost of clearing fees as a result of the higher number and types of transactions executed in our Paris office.  Excluding transactions from our Paris office, clearing fees, as a percentage of our total revenues from principal transactions was 13.7% and 12.7% for the six months ended June 30, 2007 and 2006, respectively.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.

Interest Expense

Interest expense increased slightly by $0.4 million, or 11.4%, to $3.9 million for the six months ended June 30, 2007 from $3.5 million for the six months ended June 30, 2006.  The increase was mainly attributable to the increase in interest expense under our credit facility due to the higher level of outstanding borrowings during the six months ended June 30, 2007, which was offset by a decrease in interest expense on our clearing accounts for the six months ended June 30, 2007 compared to the same period from the prior year.  Included in interest expense for the six months ended June 30, 2007 is $1.7 million of interest on outstanding borrowings incurred to purchase the Amerex brokerage business in October 2006.

Other Expenses

Other expenses increased by $4.2 million, or 56.8%, to $11.6 million for the six months ended June 30, 2007 from $7.4 million for the six months ended June 30, 2006. Included in other expenses for the six months ended June 30, 2007 is a $1.6 million termination fee that will be incurred due to our decision to terminate our primary office lease in New York.  See Note 8 to the Condensed Consolidated Financial Statements for further discussion on the lease termination.  The remaining increase was primarily due to an increase in irrecoverable Value Added Tax related to increased purchases for communications and market data in Europe and license fees to third-party software vendors.

Contract Costs

Contract costs represent expenses incurred during the second quarter of 2007 from the additional work provided to a customer on a time and material basis.  See Contract Revenue above for further discussion.

Provision for Income Taxes

Our provision for income taxes totaled $29.0 million for the six months ended June 30, 2007 compared to $22.5 million for the six months ended June 30, 2006. Our effective tax rate was approximately 40% for the six months ended June 30, 2007 as compared to 42% for the comparable period in 2006. The reduction in the effective tax rate was primarily due to a decrease in state and local income taxes and taxes related to foreign operations as well as an increase in business tax credits.  The reduction in state, local and foreign taxes was due, in part, to lower state tax rates and the geographic mix of our earnings.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of income data for the period from July 1, 2005 to June 30, 2007. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
			(In thousands)
Revenues
Brokerage revenues:
Agency commissions	$179,466	$184,525	$151,890	$138,961	$130,134	$136,910	$104,335	$98,559
Principal transactions	42,044	48,377	33,890	34,478	41,792	41,060	31,250	27,420
Total brokerage revenues	221,510	232,902	185,780	173,439	171,926	177,970	135,585	125,979
Analytics and market data	4,491	5,326	4,232	4,954	4,271	5,194	3,388	3,894
Contract revenue	204	—	1,092	—	5,881	—	—	—
Interest income	2,297	2,102	2,366	2,150	2,395	2,233	1,458	1,236
Other income (loss)	(380)	(13)	601	(585)	3,093	191	(145)	(420)
Total revenues	228,122	240,317	194,071	179,958	187,566	185,588	140,286	130,689
Expenses
Compensation and employee benefits	143,474	151,508	122,465	112,543	113,701	116,845	89,511	81,461
Communications and market data	11,299	10,456	10,545	9,799	9,303	7,653	7,064	6,656
Travel and promotion	10,170	8,836	9,242	7,069	8,549	7,531	7,017	5,833
Rent and occupancy	5,529	5,561	5,511	4,594	4,841	5,613	3,447	4,662
Depreciation and amortization	5,720	5,227	6,799	4,338	4,048	3,836	4,159	3,434
Professional fees	4,332	3,569	5,397	4,391	5,320	4,044	2,507	2,797
Clearing fees	6,940	7,529	6,312	5,884	6,798	5,477	3,858	3,480
Interest	2,002	1,849	2,170	1,124	1,772	1,752	1,016	778
Other expenses	6,909	4,649	4,046	3,098	3,843	3,556	1,855	2,217
Contract costs	127	—	639	—	5,180	—	—	—
Lease termination costs to affiliate	—	—	(57)	(93)	(92)	—	1,070	—
Total expenses	196,502	199,184	173,069	152,747	163,263	156,307	121,504	111,318
Income before provision for taxes	31,620	41,133	21,002	27,211	24,303	29,281	18,782	19,371
Provision for income taxes	12,553	16,453	7,593	10,621	10,207	12,298	7,363	8,523
Net income	$19,067	$24,680	$13,409	$16,590	$14,096	$16,983	$11,419	$10,848

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,
	2007	2007	2006	2006	2006	2006	2005	2005
Revenues
Brokerage revenues:
Agency commissions	78.7%	76.8%	78.2%	77.2%	69.4%	73.8%	74.4%	75.4%
Principal transactions	18.4	20.1	17.5	19.2	22.3	22.1	22.3	21.0
Total brokerage revenues	97.1	96.9	95.7	96.4	91.7	95.9	96.7	96.4
Analytics and market data	2.0	2.2	2.2	2.8	2.3	2.8	2.4	3.0
Contract revenue	0.1	0.0	0.6	—	3.1	—	—	—
Interest income	1.0	0.9	1.2	1.2	1.3	1.2	1.0	0.9
Other income (loss)	(0.2)	0.0	0.3	(0.4)	1.6	0.1	(0.1)	(0.3)
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses

Compensation and employee benefits	62.9%	63.0%	63.1%	62.5%	60.6%	63.0%	63.8%	62.3%
Communications and market data	5.0	4.4	5.4	5.4	5.0	4.1	5.0	5.1
Travel and promotion	4.5	3.7	4.8	3.9	4.6	4.1	5.0	4.5
Rent and occupancy	2.4	2.3	2.8	2.6	2.6	3.0	2.5	3.6
Depreciation and amortization	2.5	2.2	3.5	2.4	2.2	2.1	3.0	2.6
Professional fees	1.9	1.5	2.8	2.4	2.8	2.2	1.8	2.1
Clearing fees	3.0	3.1	3.3	3.3	3.6	3.0	2.8	2.7
Interest	0.9	0.8	1.1	0.6	0.9	0.9	0.7	0.6
Other expenses	3.0	1.9	2.1	1.7	2.0	1.9	1.3	1.7
Contract costs	0.1	—	0.3	—	2.8	—	—	—

Lease termination costs to affiliate	—	—	—	(0.1)	—	—	0.8	—
Total expenses	86.1%	82.9%	89.2%	84.7%	87.1%	84.3%	86.7%	85.2%

Income before provision for taxes	13.9	17.1	10.8	15.3	12.9	15.7	13.3	14.8
Provision for income taxes	5.5	6.8	3.9	5.9	5.4	6.6	5.2	6.5
Net income	8.4%	10.3%	6.9%	9.4%	7.5%	9.1%	8.1%	8.3%

The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
			(in thousands)
Brokerage Revenues:
Credit	$72,436	$84,811	$61,032	$60,654	$59,838	$71,273	$55,443	$51,472
Financial	45,865	45,001	39,232	38,605	38,942	39,488	29,213	30,804
Equity	53,284	56,383	44,940	41,426	46,109	41,459	29,931	25,993
Commodity	49,925	46,707	40,576	32,754	27,037	25,750	20,998	17,710
Total brokerage revenues	$221,510	$232,902	$185,780	$173,439	$171,926	$177,970	$135,585	$125,979
Brokerage Revenues:
Credit	32.7%	36.4%	32.9%	35.0%	34.8%	40.0%	40.9%	40.8%
Financial	20.7	19.3	21.1	22.2	22.7	22.2	21.5	24.5
Equity	24.1	24.2	24.2	23.9	26.8	23.3	22.1	20.6
Commodity	22.5	20.1	21.8	18.9	15.7	14.5	15.5	14.1
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Net cash provided by operations increased to $48.5 million for the six months ended June 30, 2007, compared with $0.8 million used for operations for the six months ended June 30, 2006. The improvement is primarily related to our increased net income, the increase in certain non-cash items such as deferred compensation expense and the provision for deferred taxes and the improvement in certain working capital items such as other liabilities and the net receivable/payables to brokers, dealers and clearing organizations.

Net cash used in investing activities for the six months ended June 30, 2007 was $16.4 million compared to $13.4 million used in the six months ended June 30, 2006. The increase in cash used for investing activities was partially due to the cash used for the acquisition of Century Chartering (U.K.) Limited.  Additionally, the increase in cash used in investing activities was due to higher capital expenditure resulting from our continued investment in the development of trading systems and other software for internal use and an increase in the purchase of computer equipment.

Net cash used in financing activities for the six months ended June 30, 2007 was $26.2 million compared to $1.5 million net cash provided by financing activities for the six months ended June 30, 2006. The increase in cash used for financing activities was due to higher net repayments under our 2006 Credit Agreement, which was offset by higher cash received from stock options exercises and tax benefits related to share-based compensation.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte Ltd and GFI Korea Money Brokerage Limited. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulated capital requirements of the FSA. GFI (HK) Securities LLC is subject to the regulated capital requirements of the Securities and Futures Commission in Hong Kong. GFI (HK) Brokers Ltd. is subject to regulatory compliance requirements under the Monetary Authority of Hong Kong. GFI Group PTE Ltd. is subject to the regulatory compliance requirements with the Monetary Authority of Singapore. GFI Korea Money Brokerage Limited is subject to the regulated capital requirements of the Ministry of Finance and Economy of South Korea. At June 30, 2007, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements. In addition to these regulatory capital requirements, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business. See Note 11 to our Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements.

We currently have no material commitments for capital expenditures.  However, in June 2007, we signed a new lease which will serve as our primary U.S. office space.  The new office space is in its early stages of build out.  We anticipate that the aggregate cost of the build out of the new office space and relocation costs will be approximately $30.0 million.

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

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating Leases(1)	$143,058	$11,954	$20,946	$21,105	$89,053
Notes Payable (2)	50,000	50,000	—	—	—
Purchase Obligations(3)	17,564	14,840	2,724	—	—
Total	$210,622	$76,794	$23,670	$21,105	$89,053

(1)           Amounts listed under Operating Leases include the future minimum rental commitments relating to a twenty-year lease that the Company entered into for its new primary U.S. office space in June 2007. The total minimum rental commitments under this lease total $94,045, with $6,024 due within one to three years, $8,070 due within three to five years and $79,951 due in more than five years.  Additionally, amounts listed under Operating Leases include $1,684 to be paid in June 2008 to terminate certain leases for existing office space in New York.  See Note 8 to our Condensed Consolidated Financial Statements for further discussion.

(2)           Amount listed under Notes Payable represents outstanding borrowings under our 2006 Credit Facility and vary from the notes payable reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees.   See Note 5 to the Condensed Consolidated Financial Statements for further information.

(3)           Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, it includes purchase commitments of $802 for capital expenditures relating to the purchase of certain software in Europe and office build-out in the U.S. and Europe.  See Note 8 to our Condensed Consolidated Financial Statements for further discussion.

As disclosed in Note 2 of the Condensed Consolidated Financial Statements, we have unrecognized tax benefits of approximately $7.7 million (net of the federal benefit on state issues) after recognizing the impact of the adoption of FIN 48.  Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities which have not been paid have been excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at June 30, 2007.

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

Recent Accounting Pronouncements

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS 109.  Upon adoption, we recognized a $4.4 million increase to the accrual for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Condensed Consolidated Statement of Financial Condition. After recognizing the impact of the adoption of FIN 48, the total unrecognized tax benefits (net of the federal benefit on state issues) were approximately $7.7 million, all of which could affect the effective income tax rate in any future periods.

In a foreign jurisdiction, we are in discussion with tax authorities regarding whether certain compensation expenses were deductible by us in prior years.  A portion of the compensation payment is held by a trustee and we may request but not compel the trustee to use the money to offset the cost to us of the potential tax liability, if any, arising from the disallowance of the deduction.

We are subject to U.S. federal income tax, foreign income tax as well as state income tax in the states in which we have significant business operations.  We have substantially concluded all U.S. federal income tax matters for years through 2004, state and local tax matters through 2000 and foreign income tax matters through 2002. We recognize interest and penalties related to income tax matters in interest expense and other expense respectively. As of June 30, 2007, there have been no material changes to the accrual for uncertain tax positions.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for financial statements for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2006 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the six months ended June 30, 2007.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the six months ended June 30, 2007.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the British

Pound and the Euro strengthened by 10% against the U.S. Dollar, the net impact to our net income would have been a reduction of approximately $2.8 million.

ITEM 4.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q in providing a reasonable level of assurance that information we are required to disclose in reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our 2004 Equity Incentive Plan, we allow employees to elect to have us withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of common stock by us on the date of withholding. During the quarter ended June 30, 2007, we withheld shares of common stock to satisfy tax withholding obligations as follows:

Date	No. of Shares	Average Market Price
April	557	$69.25
May	11,065	$73.10
June	5,500	$72.52

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2007 Annual Meeting of Stockholders, which was held on June 13, 2007 (the “Annual Meeting”), the stockholders of the Company elected two directors to serve until the 2010 Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

The following table sets forth the number of votes cast for and withheld with respect to each nominee.

Nominee	For	Withheld
Colin Heffron	26,427,901	364,607
John Ward	26,140,790	651,718

The following is a list of the Company’s directors whose term of office continued after the 2007 Annual Meeting:

Michael A. Gooch
Marisa Cassoni
Geoffrey Kalish
John MacDonald

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2007

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