Form 10-Q
period 2007-09-30
GFI Group Inc.
filed 2007-11-08
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The number of shares of registrant’s common stock outstanding on October 31, 2007 was 29,410,253.

Table of Contents

Part I—Financial Information		4

Item 1.	Financial Statements	4

	Condensed Consolidated Statements of Financial Condition as of September 30, 2007 (unaudited) and December 31, 2006	4
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	41

Part II—Other Information		41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	42

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

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$208,867	$181,484
Deposits with clearing organizations	8,369	7,973
Accrued commissions receivable, net of allowance for doubtful accounts of $4,778 and $3,547 at September 30, 2007 and December 31, 2006, respectively	174,054	120,731
Receivables from brokers, dealers and clearing organizations	602,437	174,693
Property, equipment and leasehold improvements, net of depreciation and amortization of $74,807 and $61,742 at September 30, 2007 and December 31, 2006, respectively	47,150	41,396
Goodwill	93,709	91,891
Intangible assets, net	12,656	14,833
Other assets	69,432	66,608
TOTAL ASSETS	$1,216,674	$699,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$133,068	$128,047
Accounts payable and accrued expense	36,580	31,336
Payables to brokers, dealers and clearing organizations	491,986	84,995
Notes payable, net	58,535	90,253
Other liabilities	76,461	34,509
Total Liabilities	$796,630	$369,140

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 5,000,000 shares authorized and none outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,452,220 and 28,698,505 shares issued at September 30, 2007 and December 31, 2006, respectively	295	287
Additional paid in capital	255,911	224,442
Retained earnings	171,076	105,868
Treasury stock, 100,000 common shares at cost	(7,076)	—
Accumulated other comprehensive loss	(162)	(128)
Total Stockholders’ Equity	420,044	330,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,216,674	$699,609

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	$198,405	$138,961	$562,396	$406,005
Principal transactions	46,467	34,478	136,888	117,330
Total brokerage revenues	244,872	173,439	699,284	523,335
Analytics and market data	4,855	4,954	14,672	14,419
Contract revenue	11	—	215	5,881
Interest income	2,589	2,150	6,988	6,778
Other income (loss)	2,416	(585)	2,023	2,699
Total Revenues	254,743	179,958	723,182	553,112
EXPENSES:
Compensation and employee benefits	158,845	112,543	453,827	343,089
Communications and market data	11,329	9,799	33,084	26,755
Travel and promotion	9,929	7,069	28,935	23,149
Rent and occupancy	6,439	4,594	17,529	15,048
Depreciation and amortization	6,747	4,338	17,694	12,222
Professional fees	4,459	4,391	12,360	13,755
Clearing fees	8,063	5,884	22,532	18,159
Interest	1,703	1,124	5,554	4,648
Other expenses	4,574	3,098	16,132	10,497
Contract costs	6	—	133	5,180
Lease termination costs to affiliate	—	(93)	—	(185)
Total Expenses	212,094	152,747	607,780	472,317
INCOME BEFORE PROVISION FOR INCOME TAXES	42,649	27,211	115,402	80,795
PROVISION FOR INCOME TAXES	16,746	10,621	45,752	33,126
NET INCOME	$25,903	$16,590	69,650	47,669
EARNINGS PER SHARE
Basic	$0.88	$0.58	$2.40	$1.69
Diluted	$0.87	$0.57	$2.34	$1.64
WEIGHTED AVERAGE SHARES OUSTANDING
Basic	29,335,229	28,441,089	29,071,716	28,248,634
Diluted	29,903,696	29,221,795	29,731,643	29,104,286

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NET INCOME	$25,903	$16,590	$69,650	$47,669
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on foreign exchange derivative contracts, net of tax	—	1,374	—	861
Foreign currency translation adjustment, net of tax	(76)	(8)	(34)	146
COMPREHENSIVE INCOME	$25,827	$17,956	$69,616	$48,676

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,650	$47,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,694	12,222
Amortization of loan fees	168	181
Provision for allowance for doubtful accounts	2,502	381
Loss on disposal of fixed assets	—	122
Deferred compensation	14,944	8,199
(Benefit from) provision for deferred taxes	1,163	(3,315)
Loss on foreign exchange for notes payable	—	865
Loss on foreign exchange derivative contracts	6,541	1,952
Lease termination cost to affiliate	—	(185)
Tax benefit related to share-based compensation	(14,471)	(9,965)
(Increase) decrease in operating assets:
Deposits with clearing organizations	(396)	(18)
Accrued commissions receivable	(55,261)	(33,372)
Receivables from brokers, dealers and clearing organizations	(427,744)	(109,571)
Other assets	(2,710)	(6,911)
Increase (decrease) in operating liabilities:
Accrued compensation	5,021	15,826
Accounts payable and accrued expenses	5,183	2,381
Payables to brokers, dealers and clearing organizations	406,991	75,858
Other liabilities	45,511	30,909
Cash paid to affiliate for lease termination	—	(467)
Cash provided by operating activities	74,786	32,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used for business acquisitions	(2,754)	(116)
Purchase of property, equipment and leasehold improvements	(18,954)	(15,265)
Payments on foreign exchange derivative contracts	(5,187)	(352)
Cash used in investing activities	(26,895)	(15,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(61,186)	(52,000)
Proceeds from notes payable	29,300	38,000
Repurchases of common stock	(7,076)	—
Payment of loan fees	—	(612)
Proceeds from exercise of stock options	7,874	7,057
Cash paid for taxes on vested restricted stock units	(3,857)	(1,866)
Tax benefit related to share-based compensation	14,471	9,965
Cash (used in)/provided by financing activities	(20,474)	544
Effects of foreign currency translation adjustment	(34)	146

INCREASE IN CASH AND CASH EQUIVALENTS	27,383	17,718
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	181,484	144,148
CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,867	$161,866

SUPPLEMENTAL DISLCOSURE:
Interest paid	$5,393	$4,444
Income taxes paid, net of refunds	$30,259	$13,684

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its sole wholly-owned subsidiary GFInet Inc. (“GFInet”), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., Amerex Brokers LLC, GFI Korea Money Brokerage Limited and Fenics Limited and subsidiaries (“Fenics”). As of September 30, 2007, Jersey Partners, Inc. (“JPI”) owns approximately 43% of the Company’s outstanding shares of common stock.  The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

Analytics and Market Data —Analytics revenue consists primarily of fees for licenses of Fencis software products either as a one-time up-front perpetual licensing charge or on a subscription basis, which is generally over two years.  Perpetual licensing agreements also give customers the option to participate in future upgrades of the product for a fee.  Market data revenue primarily consists of subscription fees and fees from customized one-time sales. The Company recognizes the licensing revenues from perpetual license agreements when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery of the product has occurred and no significant implementation obligations remain, the fee is fixed and determinable, and collectibility is probable. Fees for future updates of software products are considered separate arrangements and related revenues are recognized when the customer acknowledges participation in the update and delivery occurs. Subscription fees are recognized on a straight-line basis over the term of the subscription period, which is generally two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

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

Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. During 2006, certain of these contracts were designated and qualified as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). The Company reclassified gains and losses on the foreign exchange derivative contracts included in accumulated other comprehensive loss into earnings at the time the hedged transactions were recognized. The Company measured effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of the hedges, if any, was included in other income. There was no portion of the derivative instruments’ gains or losses excluded from the assessment of effectiveness. As of and for the three and nine months ended September 30, 2007, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges. The Company records these contracts at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statement of Income.

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

Segment and Geographic Information—The Company’s only reportable segment consists of its brokerage and analytic and market data operations. This segment operates across domestic and international markets. Substantially all of the Company’s identifiable assets are in the United States and the United Kingdom.

Share-Based Compensation— The Company’s share-based compensation consists of stock options and restricted stock units (the “RSUs”). The Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) during the first quarter of 2006, using the modified prospective approach. SFAS 123(R) revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under SFAS 123(R), actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows.   In recent periods, the only share-based compensation issued by the Company has been RSUs.  The Company records the fair value of the RSUs at the date of grant as deferred compensation and amortizes it to compensation expense over the vesting period of the grants.

Recent Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109.  Upon adoption, the Company recognized a $4,442 increase to the accrual for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Condensed Consolidated Statement of Financial Condition. After recognizing the impact of the adoption of FIN 48, the total unrecognized tax benefits

(net of the federal benefit on state tax positions) were approximately $7,727, all of which could affect the effective income tax rate in any future periods.

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

The Company is subject to U.S. federal income tax, foreign income tax as well as state income tax in the states in which we have significant business operations.  The Company has substantially concluded all U.S. federal income tax matters for years through 2004, state and local tax matters through 2000 and foreign income tax matters through 2002.The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of September 30, 2007, there were no material changes to the accrual for uncertain tax positions.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for financial statements for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

3.                 RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	September 30, 2007	December 31, 2006
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$532,396	$80,837
Balance receivable from clearing organizations	70,041	93,856
Total	$602,437	$174,693

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$478,452	$72,394
Payable to financial institutions	12,998	12,035
Balance payable to clearing organizations	536	566
Total	$491,986	$84,995

4.                 GOODWILL AND INTANGIBLE ASSET

Changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2007 were as follows:

Balance as of December 31, 2006	$91,891
Goodwill acquired during the period	1,818
Balance as of September 30, 2007	$93,709

The goodwill acquired during the period was related to an acquisition completed during the first quarter of 2007.

The Company had the following intangible assets as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Gross intangible assets
Customer base/relationships	$13,038	$12,690
Trade name	4,114	4,070
Core technology	3,230	3,230
Covenants not to compete	2,345	2,256
Favorable lease agreements	620	620
Propriety knowledge	110	110
Patent	34	34
Total gross intangible assets	23,491	23,010
Accumulated amortization	(10,835)	(8,177)
Net intangible assets	$12,656	$14,833

Amortization was $817 and $245 for the three months ended September 30, 2007 and 2006, respectively and $2,658 and $867 for the nine months ended September 30, 2007 and 2006, respectively.  At September 30, 2007 expected amortization expense for the definite lived intangible assets is as follows:

2007 (remaining three months)	$674
2008	2,698
2009	2,639
2010	2,590
2011	2,383
Total	$10,984

5.                 NOTES PAYABLE

The Company had outstanding borrowings under its 2006 Credit Agreement as of September 30, 2007 and December 31, 2006 as follows:

	September 30, 2007	December 31, 2006
Loan Available (1)	$160,000	$160,000
Loans Outstanding	$59,300	$91,186
Letters of Credit Outstanding	$7,172	$6,500

(1)             Amounts available include up to $50,000 for letters of credit as of September 30, 2007 and December 31, 2006, respectively.

The weighted average interest rate of the outstanding loans was 6.02% and 5.86% at September 30, 2007 and December 31, 2006, respectively.  At September 30, 2007 and December 31, 2006, notes payable were recorded net of unamortized loan fees of $765 and $933, respectively.

6.                 TREASURY STOCK

In August 2007, the Company’s Board of Directors (the “Board) authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board authorized the Company to repurchase shares of the Company’s common stock on the open market in an amount not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year.  As of September 30, 2007, pursuant to this authorization, the Company could purchase up to 1,117,650 additional shares during the remainder of 2007 subject to certain covenant limitations under the 2006 Credit Agreement.

During the third quarter of 2007, the Company repurchased 100,000 shares of common stock on the open market at an average price of $70.73 per share and a total cost of $7,076, including sales commissions.

These repurchased shares were recorded, at cost, as treasury stock in the Condensed Consolidated Statements of Financial Condition.

7.                 EARNINGS PER SHARE

Basic and diluted earnings per share for the three months and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic earnings per share
Net income	$25,903	$16,590	$69,650	$47,669
Weighted average common shares outstanding	29,335,229	28,441,089	29,071,716	28,248,634
Basic earnings per share	$0.88	$0.58	$2.40	$1.69

Diluted earnings per share
Net income applicable to stockholders	$25,903	$16,590	$69,650	$47,669
Weighted average common shares outstanding	29,335,229	28,441,089	29,071,716	28,248,634
Effect of dilutive shares:
Options and RSUs	568,467	780,706	659,927	855,652
Weighted average shares outstanding and common stock equivalents	29,903,696	29,221,795	29,731,643	29,104,286
Diluted earnings per share	$0.87	$0.57	$2.34	$1.64

For the three months ended September 30, 2007 and 2006, respectively, 210,697 and 167,208 RSUs, and for the nine months ended September 30, 2007 and 2006, respectively, 204,940 and 130,674 RSUs, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

8.                 SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under the 2004 Equity Incentive Plan during the nine months ended September 30, 2007:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2006	872,853	$45.63
Granted	624,375	70.95
Vested	(254,837)	43.43
Cancelled	(79,762)	47.62
Outstanding September 30, 2007	1,162,629	$59.57

The weighted average grant-date fair value of RSUs granted for the nine months ended September 30, 2007 was $70.95 per unit, compared with $54.81 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Compensation expense	$5,358	$2,817	$14,864	$7,951
Income tax benefits	2,095	1,813	5,674	3,029

At September 30, 2007, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $58,295 and is expected to be recognized over a weighted-average period of 1.96 years. The total fair value of RSUs vested during the nine months ended September 30, 2007 and 2006 was $11,069 and $4,192, respectively.

As of September 30, 2007, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the nine months ended September 30, 2007:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2006	621,661	$13.83	323,034	$12.13
Exercised	(396,233)	13.91	(205,686)	11.48
Terminated	(13,158)	21.00	—	—
Outstanding September 30, 2007	212,270	$13.22	117,348	$13.28

9.              COMMITMENTS AND CONTINGENCIES

Operating leases – The Company has non-cancellable operating leases for office space that expire on various dates through 2027.  At September 30, 2007, the future minimum rental commitments under such leases are as follows:

2007 (remaining three months)	$1,460
2008	12,682
2009	10,390
2010	10,808
2011	10,962
Thereafter	94,143
Total	$140,445

The preceding table reflects a significant increase in the Company’s future minimum rental commitments since December 31, 2006.  The increase in the future minimum rental commitments is related to a twenty year lease that the Company entered into in June 2007 for premises which will serve as its primary U.S. office space.  At September 30, 2007, the total minimum rental commitments under this lease totaled $93,775, with $5,754 due within one to three years, $8,070 due within three to five years and $79,951 due in more than five years.  See below for further discussion regarding the new U.S. lease and related lease termination for the leased premises that the Company is currently occupying.

In June 2007, the Company decided to vacate its current leased office space in New York in order to move to a new facility in the first half of 2008. The Company signed a new lease for 88,747 square feet in New York for the period from June 2007 through December 2027.

In addition, in June 2007, the Company accelerated the termination of certain leases to June 2008 in accordance with the provisions of the lease agreement that will require the Company to pay a termination charge of $1,684.  As required by FASB 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded this liability at fair value, or $1,591, which will be accreted up to the termination charge of $1,684 over the next four quarters.  The termination charge of $1,684 is included in the future minimum rental commitments above.  The Company also accelerated the depreciable lives of certain assets to be abandoned at its current office space to their estimated useful lives.  Total accelerated depreciation relating to the fixed assets to be abandoned is $4,899 (or approximately $2,940 net of tax), of which $1,507 (or approximately $904 net of tax) was recorded during the nine months ended September 30, 2007 and $1,130 (or approximately $678 net of tax) will be recorded each quarter until June 30, 2008.  Subsequent to September 30, 2007, the Company determined that additional furniture and fixtures at its current office space will be abandoned and accelerated the depreciable lives to their estimated useful lives.  Total accelerated depreciation related to these fixed assets to be abandoned is $703 (or approximately $422 net of tax), of which $234 (or approximately $141 net of tax) will be recorded each quarter until June 30, 2008.

Purchase Obligations—The Company has various unconditional purchase obligations. Certain of these obligations include the purchase of market data from a number of information service providers during the normal course of business. As of September 30, 2007, the Company had total purchase commitments for market data services of approximately $15,586, with $13,065 due within the next twelve months and $2,521 due between one to two years. In addition, the Company has purchase commitments for capital expenditures related to the purchase of certain software and office build-outs in the U.S. and Europe of $2,890.  A majority of these purchase commitments are due within the next twelve months.

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

10.          FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 17—Financial Instruments with Off-Balance Sheet Risk” of the Notes to the Consolidated Financial Statements contained in the Company’s 2006 Form 10-K. There have been no material changes to our off-balance sheet risk during the nine months ended September 30, 2007.

11.          FINANCIAL INSTRUMENTS

The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in “Note 18—Financial Instruments” of the Notes to the Consolidated Financial Statements contained in the Company’s 2006 Form 10-K.

As of and for the three months and nine months ended September 30, 2007, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges.  During 2006, certain of the Company’s foreign exchange derivative contracts were designated and qualified as foreign currency cash flow hedges under SFAS No. 133.  For the three and nine months ended September 30, 2006, there was no hedge ineffectiveness. Unrealized gains before tax of $1,963 and $1,230 for the three and nine months ended September 30, 2006, respectively, were recorded as other comprehensive income.

The Company’s derivatives are summarized below, showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Condensed Consolidated Statements of Financial Condition as of September 30, 2007 and December 31, 2006 as follows:

Asset/(Liabilities)	September 30, 2007	December 31, 2006
Foreign exchange derivative contracts:
Assets	$631	$649
Liabilities	(1,475)	(139)
Fenics purchase obligation	(53)	(53)

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

Included in other liabilities in the Condensed Consolidated Statements of Financial Condition as of September 30, 2007 were $10,817 of liabilities consisting primarily of Brazil government bonds held by the Company and recorded at current market value.  These liabilities settled on October 1, 2007.

12.          REGULATORY REQUIREMENTS

GFI Securities LLC is a registered broker-dealer with the SEC and the Financial Industry Regulatory Authority. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom (“FSA”). GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $386.

The following table sets forth the minimum net capital, as defined, that certain of the Company’s subsidiaries were required to maintain as of September 30, 2007:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$60,339	$38,342	$42,434	$567
Minimum Net Capital required	250	11,037	18,120	386
Excess Net Capital	$60,089	$27,305	$24,314	$181

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

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the “FSFL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain “brought-in” capital, as defined under the FSFL, of 50,000 Japanese Yen (approximately $439). In addition, GFI Securities Limited is required to maintain a capital base of 1,000,000 Japanese Yen (approximately $8,696). GFI Securities Limited’s Japanese branch is also subject to the net capital rule promulgated by the FSFL, which requires that net worth, including “brought-in” capital, exceed a ratio of 120.0% of relevant expenditure. At September 30, 2007, GFI Securities Limited and its Japanese branch were in compliance with these capital requirements.

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

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $644). At September 30, 2007, GFI (HK) Brokers Ltd. had stockholders’ equity of 10,082 Hong Kong dollars (or approximately $1,298), which exceeded the minimum requirement by 5,082 Hong Kong dollars (or approximately $654).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder.  As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won. At September 30, 2007, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won (or approximately $5,462).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of September 30, 2007.

13.          GEOGRAPHIC INFORMATION

The Company offers its products and services in United States, Europe and the Asia-Pacific regions.  At September 30, 2007, the United Kingdom is the only individual foreign country that accounts for more than 10% of total revenues and long-lived assets.

Information regarding revenues for the three and nine months ended September 30, 2007 and 2006, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of September 30, 2007 and December 31, 2006, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
United States	$103,211	$76,469	$312,652	$246,918
United Kingdom	103,317	86,757	280,966	221,916
Other	48,215	16,732	129,564	84,278
Total	$254,743	$179,958	$723,182	$553,112

	September 30, 2007	December 31, 2006
Long-lived Assets, as defined:
United States	$35,569	$32,158
United Kingdom	12,473	11,953
Other	4,876	3,055
Total	$52,918	$47,166

Revenues and long-lived assets are attributed to geographic areas based on the location of the relevant legal entities or branches.

14.          OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$—	$1,963	$—	$1,230
Tax Expense	—	(589)	—	(369)
After Tax Amount	$—	$1,374	$—	$861
Foreign currency translation adjustment
Before Tax Amount	$(178)	$(81)	$(104)	$197
Tax Benefit (Expense)	102	73	70	(51)
After Tax Amount	$(76)	$(8)	(34)	146

The Company reclassified the following out of other comprehensive income into other income for the three and nine months ended September 30, 2006:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006
Gross loss	$710	$3,401
Net of tax	497	2,381

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

November 8, 2007

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

Market Volatility

As a general rule, our business benefits from volatility in the markets that we serve, as periods of increased volatility typically coincide with more robust trading by our clients and a higher volume of transactions.  Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the third quarter of 2007, the credit and equity markets experienced general heightened volatility as subprime mortgage and housing market concerns spread to the broader credit and equity markets.  In addition, the Federal Reserve and other central banks injected cash into the global financial system towards the end of the quarter and the Federal Reserve lowered its short-term lending rate a larger than expected 50 basis points.  Interest rate, foreign exchange and commodity markets experienced moderate volatility during the quarter, resulting from inflationary and economic uncertainty and record high oil prices.

Growth in Underlying Markets and New Product Offerings

Our business has historically benefited from growth in the over-the-counter (“OTC”) derivatives markets due to either the expansion of existing markets, including increased notional amounts outstanding or increased transaction volumes, or the development of new products or classes of products.  The level of growth in these markets is difficult to measure on a quarterly basis as there are only a few independent, objective measures of growth in the outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes.  Therefore, to help gauge growth in any particular quarter, management also looks to the published results of large OTC derivatives dealers and certain futures exchanges as potential indicators of transactional activity in the related OTC derivative markets.

The International Swaps and Derivatives Association released figures in the third quarter of 2007 on notional amounts outstanding in global OTC markets for Mid-Year 2007.  The figures continued to show strong growth in the OTC derivative markets, with credit derivatives growing 75% from $26.0 trillion in June 2006 to $45.5 trillion in June 2007.  Notional amounts outstanding of interest rate and currency derivatives grew by 38% over the same period from $250.8 trillion to $347.1 trillion, while notional amounts of equity derivatives grew by 57% from $6.4 trillion to $10.0 trillion.

Exchange traded derivatives have for several years exhibited generally similar growth rates to those of related OTC derivative markets.  CME Group Inc., the New York Mercantile Exchange and IntercontinentalExchange and International Securities Exchange all reported double digit growth in transactional volumes during the third quarter versus the same period in 2006.  These exchanges offer trading in futures and other products in several categories, including financial, equity and commodity products.  Nevertheless, because there is currently little or no exchange-based trading activity in credit futures, exchange-traded volumes are not an indicator of activity levels of credit products, our largest product segment.

In addition, transactions in second generation credit products, such as loan credit derivatives, have recently been experiencing growth and have been a driver of growth in the overall credit derivative market.  New products have also recently been developed for certain wet and dry freight and property derivatives.

Competitive Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with experience in the specialized markets we serve.  Competition for the services of productive brokers has been intense in recent quarters and during any given period it can become even more competitive.  Management believes that this increased competition for brokerage personnel continued during the third quarter as other inter-dealer brokers sought to bolster their derivative brokerage capabilities.  As a result, compensation and employee benefits as a percentage of revenues will be under pressure, and may increase, in the short term.

Results of Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	$198,405	$138,961	$562,396	$406,005
Principal transactions	46,467	34,478	136,888	117,330
Total brokerage revenues	244,872	173,439	699,284	523,335
Analytics and market data	4,855	4,954	14,672	14,419
Contract revenue	11	—	215	5,881
Interest income	2,589	2,150	6,988	6,778
Other income (loss)	2,416	(585)	2,023	2,699
Total revenues	254,743	179,958	723,182	553,112
EXPENSES:
Compensation and employee benefits	158,845	112,543	453,827	343,089
Communications and market data	11,329	9,799	33,084	26,755
Travel and promotion	9,929	7,069	28,935	23,149
Rent and occupancy	6,439	4,594	17,529	15,048
Depreciation and amortization	6,747	4,338	17,694	12,222
Professional fees	4,459	4,391	12,360	13,755
Clearing fees	8,063	5,884	22,532	18,159
Interest	1,703	1,124	5,554	4,648
Other expenses	4,574	3,098	16,132	10,497
Contract costs	6	—	133	5,180
Lease termination costs to affiliate	—	(93)	—	(185)
Total Expenses	212,094	152,747	607,780	472,317
INCOME BEFORE PROVISION FOR INCOME TAXES	42,649	27,211	115,402	80,795
PROVISION FOR INCOME TAXES	16,746	10,621	45,752	33,126
NET INCOME	$25,903	$16,590	$69,650	$47,669

The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	77.9%	77.2%	77.8%	73.4%
Principal transactions	18.2	19.2	18.9	21.2
Total brokerage revenues	96.1	96.4	96.7	94.6
Analytics and market data	1.9	2.8	2.0	2.6
Contract revenue	0.0	0.0	0.0	1.1
Interest income	1.0	1.2	1.1	1.2
Other income (loss)	0.9	(0.4)	0.3	0.5
Total revenues	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	62.4%	62.5%	62.8%	62.0%
Communications and market data	4.4	5.4	4.6	4.8
Travel and promotion	3.9	3.9	4.0	4.2
Rent and occupancy	2.5	2.6	2.4	2.7
Depreciation and amortization	2.6	2.4	2.4	2.2
Professional fees	1.8	2.4	1.7	2.5
Clearing fees	3.2	3.3	3.1	3.3
Interest	0.7	0.6	0.8	0.8
Other expenses	1.8	1.7	2.2	1.9
Contract costs	0.0	0.0	0.0	0.9
Lease termination to affiliate	0.0	(0.1)	0.0	0.0
Total Expenses	83.3%	84.7%	84.0%	85.3%
INCOME BEFORE PROVISION FOR INCOME TAXES	16.7	15.3	16.0	14.7
PROVISION FOR INCOME TAXES	6.6	5.9	6.3	6.0
NET INCOME	10.2%	9.4%	9.6%	8.7%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net income for the three months ended September 30, 2007 was $25.9 million as compared to net income of $16.6 million for the three months ended September 30, 2006, an increase of $9.3 million or approximately 56.0%.  Total revenues increased by $74.7 million, or 41.5%, to $254.7 million for the three months ended September 30, 2007 from $180.0 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across all product categories, with the most significant dollar increases in credit and equity. This increase in our revenues reflected significant organic growth across credit, financial and equity product categories and significant growth across all geographic regions.  Our total brokerage personnel headcount increased by 194 to a total of 1,021 employees at September 30, 2007 from 827 employees at September 30, 2006. Total expenses increased by $59.4 million, or 38.9%, to $212.1 million for the three months ended September 30, 2007 from $152.7 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2006 and an increase in performance related brokerage bonuses resulting in large part from an increase in our brokerage revenues.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Three Months Ended September 30,
	2007	2006
BROKERAGE REVENUES:
Credit	$87,845	$60,654
Financial	49,298	38,605
Equity	59,155	41,426
Commodity	48,574	32,754
Total brokerage revenues	$244,872	$173,439

BROKERAGE REVENUES:
Credit	35.9%	35.0%
Financial	20.1	22.2
Equity	24.2	23.9
Commodity	19.8	18.9
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $71.4 million, or 41.2%, to $244.9 million for the three months ended September 30, 2007, as compared to $173.4 million for the three months ended September 30, 2006. Agency commissions increased by $59.5 million, or 42.8%, to $198.4 million for the three months ended September 30, 2007, as compared to $138.9 million for the three months ended September 30, 2006. Principal transactions increased by $11.9 million, or 34.5%, to $46.4 million for the three months ended September 30, 2007 from $34.5 million for the three months ended September 30, 2006. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 16.7% for the three months ended September 30, 2007, as compared to the same period from the prior year.

The increase in credit product brokerage revenues of $27.2 million in the third quarter of 2007 as compared with the same period in 2006 was due to a number of factors, including credit market volatility related to subprime mortgage market concerns, increased headcount and the continued overall growth of the credit derivatives market, the development of new credit products and the continued success in Europe of CreditMatch®, our credit derivatives and investment grade bond trading platform.  Our credit product brokerage personnel increased by 48 to a total of 275 employees at September 30, 2007, up from 227 employees at September 30, 2006.

The increase in financial product brokerage revenues of $10.7 million in the third quarter of 2007 as compared with the third quarter of 2006 was primarily attributable to growth in emerging market interest rate and currency derivatives in Europe and Asia and the continued introduction of ForexMatch™, our foreign exchange trading platform.  Our financial product brokerage personnel increased by 12 to a total of 271 employees at September 30, 2007, up from 259 employees at September 30, 2006.

The increase in equity product brokerage revenues of $17.7 million in the third quarter of 2007 as compared with the same period in 2006 was primarily due to the continued growth of our Paris office, which specializes in cash equities and equity derivatives, as well as our equity derivatives business in the U.K. and the U.S., and our cash equities business in the U.S.  Market volatility caused by mortgage market concerns also contributed to the increase in equity product brokerage revenues.  Our equity product brokerage personnel increased by 30 to a total of 201 employees at September 30, 2007, up from 171 employees at September 30, 2006.

The increase in commodity product brokerage revenues of $15.8 million in the third quarter of 2007 as compared with the third quarter of 2006 was primarily attributable to the addition of our Amerex brokerage business. In addition, growth in European dry physical freight and dry freight derivatives also contributed to the increase in overall commodity revenues. Our commodity product brokerage personnel increased by 105 to a total of 275 employees at September 30, 2007, up from 170 employees at September 30, 2006.

Analytics and Market Data

Revenues from our analytics and market data products remained consistent at $4.9 million for each of the three month periods ended September 30, 2007 and 2006. Revenues from analytics and market data for the three months ended September 30, 2007 primarily consisted of revenue generated from subscription fees.

Interest Income

Interest income increased by $0.4 million, or 18.2%, to $2.6 million for the three months ended September 30, 2007, as compared to $2.2 million for the three months ended September 30, 2006. The increase was mainly attributable to the increase in interest income attributable to the higher level of cash balances in the U.S. which was partially offset by a decrease in interest income due to lower balances on the clearing accounts.

Other Income (Loss)

Other income increased by $3.0 million, or 513.0%, to $2.4 million for the three months ended September 30, 2007 from a loss of $0.6 million for the three months ended September 30, 2006. Other income (loss) for the three months ended September 30, 2007 and 2006 mainly consisted of transactional gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $46.3 million, or 41.2%, to $158.8 million for the three months ended September 30, 2007 from $112.5 million for the three months ended September 30, 2006. The increase was primarily due to an increase in the number of brokerage personnel from 827 employees at September 30, 2006 to 1,021 employees at September 30, 2007 and an increase in brokerage personnel performance bonuses of $28.1 million resulting in large part from the increase in our brokerage revenues.

Total compensation and employee benefits as a percentage of total revenues decreased slightly to 62.4 % at September 30, 2007 from 62.5% at September 30, 2006. Bonus expense represented 56.2 % and 51.7% of total compensation and employee benefits expense for the three months ended September 30, 2007 and 2006, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense, which includes the amortization of sign-on bonuses initially made in prior periods, represented 4.0% and 5.1% of total compensation and employee benefits for the three months ended September 30, 2007 and 2006, respectively.

Our compensation and employee benefits as a percentage of our revenues are relatively stable.  However, certain of our competitors are offering significant compensation packages to attract our brokers.  As a result, compensation and employee benefits as a percentage of revenues will be under pressure, and may increase in the short term.   We believe that an increase in the use of our hybrid electronic brokerage systems and pressure on our competitors to rationalize the increase in their compensation expense should eventually lessen the effect of the competitive pressure on compensation expense.

Communications and Market Data

Communications and market data increased by $1.5 million, or 15.3%, to $11.3 million for the three months ended September 30, 2007 from $9.8 million from the three months ended September 30, 2006. The increase was primarily attributable to the increase of brokerage personnel in those areas, such as equities, that rely more heavily on market data systems.

Travel and Promotion

Travel and promotion increased by $2.8 million, or 39.4%, to $9.9 million for the three months ended September 30, 2007 from $7.1 million for the three months ended September 30, 2006. This expense, as a percentage of our total brokerage revenues remained consistent at 4.1% for the three months ended September 30, 2007 and 2006.

Rent and Occupancy

Rent and occupancy increased by $1.8 million, or 39.1%, to $6.4 million for the three months ended September 30, 2007 from $4.6 million for the three months ended September 30, 2006.  The increase was primarily due to the increase in rent expense relating to the Company’s new primary office lease in New York, as well as an increase in repairs and maintenance expense from our current leased facilities.  We expect rent and occupancy will continue to increase in the future as a result of new leases for office space, including the new lease in New York.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the U.S. lease.

Depreciation and Amortization

Depreciation and amortization increased by $2.4 million, or 55.8%, to $6.7 million for the three months ended September 30, 2007 from $4.3 million for the three months ended September 30, 2006. The increase was primarily due to the $1.1 million of accelerated depreciation related to certain long-lived assets to be abandoned at our current office space in New York and amortization expense of intangibles resulting from the acquisition of the Amerex brokerage business.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the U.S. lease.

Professional Fees

Professional fees increased by $0.2 million, or 4.7% to $4.5 million for the three months ended September 30, 2007 from $4.3 million for the three months ended September 30, 2006. The increase was partially due to an increase in legal, audit and tax fees, which was partially offset by a decrease in professional fees related to our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Clearing Fees

Clearing fees increased by $2.2 million, or 37.3%, to $8.1 million for the three months ended September 30, 2007 from $5.9 million for the three months ended September 30, 2006. This increase was partially due to the growth of brokerage revenues from our Paris equities business.  Clearing fees, as a percentage of our total revenues from principal transactions increased slightly to 17.4% for the three months ended September 30, 2007 from 17.0% for the comparable period in the prior year.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.   In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

Interest Expense

Interest expense increased by $0.6 million, or 54.5%, to $1.7 million for the three months ended September 30, 2007 from $1.1 million for the three months ended September 30, 2006.  The increase was mainly attributable to the increase in interest expense under our credit facility due to the higher level of outstanding borrowings during the three months ended September 30, 2007, which was partially offset by a decrease in interest expense on our clearing accounts for the three months ended September 30, 2007 compared to the same period from the prior year.  Included in interest expense for the three months ended September 30, 2007 is $0.8 million of interest on outstanding borrowings incurred to purchase the Amerex brokerage business in October 2006.

Other Expenses

Other expenses increased by $1.5 million, or 48.4%, to $4.6 million for the three months ended September 30, 2007 from $3.1 million for the three months ended September 30, 2006.  The increase was primarily due to an increase in irrecoverable Value Added Tax related to increased purchases in communications and market data in Europe, an increase in expense related to license fees to third-party software vendors and a charge in connection with newly hired brokerage personnel to buy-out their employment contracts from their former employers.

Provision for Income Taxes

Our provision for income taxes totaled $16.7 million for the three months ended September 30, 2007 compared to $10.6 million for the three months ended September 30, 2006. Our effective tax rate remained consistent at 39% for the three months ended September 30, 2007 and 2006. A decrease in state and local income taxes was offset by an increase in taxes related to foreign operations.  The reduction in state and local taxes was due, in part, to lower state tax rates and the geographic mix of our earnings.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net income for the nine months ended September 30, 2007 was $69.7 million as compared to net income of $47.7 million for the nine months ended September 30, 2006, an increase of $22.0 million or approximately 46.1%.  Total revenues increased by $170.1 million, or 30.8% to $723.2 million for the nine months ended September 30, 2007 from $553.1 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across all product categories, with the most significant dollar increases in credit and commodities. Commodities revenues include revenues from the Amerex Energy operation which we acquired in October 2006.  This increase in our revenues included significant organic growth across all product categories and geographic regions.  Our total brokerage personnel headcount increased by 194 to a total of 1,021 employees at September 30, 2007 from 827 employees at September 30, 2006. Total expenses increased by $135.5 million, or 28.7%, to $607.8 million for the nine months ended September 30, 2007 from $472.3 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2006 and an increase in performance related brokerage bonuses resulting in large part from an increase in our brokerage revenues.

Revenues

Brokerage Revenues

We offer our brokerage services in four broad product categories: credit, financial, equity and commodity. The charts below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the periods indicated.

	Nine Months Ended September 30,
	2007	2006
BROKERAGE REVENUES:
Credit	$245,092	$191,765
Financial	140,164	117,035
Equity	168,822	128,994
Commodity	145,206	85,541
Total brokerage revenues	$699,284	$523,335

BROKERAGE REVENUES:
Credit	35.1%	36.6%
Financial	20.0	22.4
Equity	24.1	24.6
Commodity	20.8	16.4
Total brokerage revenues	100.0%	100.0%

Total brokerage revenues increased by $175.9 million, or 33.6%, to $699.2 million for the nine months ended September 30, 2007, as compared to $523.3 million for the nine months ended September 30, 2006. Agency commissions increased by $156.4 million, or 38.5%, to $562.4 million for the nine months ended September 30, 2007, as compared to $406.0 million for the nine months ended September 30, 2006. Principal transactions increased by $19.6 million, or 16.7%, to $136.9 million for the nine months ended September 30, 2007 from $117.3 million for the nine months ended September 30, 2006. Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 10.2% for the nine months ended September 30, 2007, as compared to the same period from the prior year.

The increase in credit product brokerage revenues of $53.3 million for the nine months ended September 30, 2007 as compared with the same period of 2006 was due to a number of factors, including credit and equity market volatility related to subprime mortgage market and global economic concerns, increased headcount and the continued overall growth in the credit derivatives market, the development of new credit products and the continued success in Europe of CreditMatch®.  Our credit product brokerage personnel increased by 48 to a total of 275 employees at September 30, 2007, up from 227 employees at September 30, 2006.

The increase in financial product brokerage revenues of $23.1 million for the nine months ended September 30, 2007 as compared with the same period of 2006 was primarily attributable to growth in emerging market interest rate and currency derivatives in Europe and Asia.  Our financial product brokerage personnel increased by 12 to a total of 271 employees at September 30, 2007, up from 259 employees at September 30, 2006.

The increase in equity product brokerage revenues of $39.8 million for the nine months ended September 30, 2007 as compared with the same period of 2006 was primarily due the growth of our Paris office, which specializes in cash equities and equity derivatives, as well as the growth of our global equity derivatives and U.S. cash equities businesses.  Our equity product brokerage personnel increased by 30 to 201 employees at September 30, 2007, up from 171 employees at September 30, 2006

The increase in commodity product brokerage revenues of $59.7 million for the nine months ended September 30, 2007 as compared with the same period in 2006 was primarily attributable to the addition of our Amerex brokerage business.   In addition, significant growth in European energy products, including dry freight derivatives, dry physical freight, electricity and emissions, contributed to the increase in commodity and brokerage revenues over the first nine months of 2007.  Our commodity product brokerage personnel increased by 105 to a total of 275 employees at September 30, 2007, up from 170 employees at September 30, 2006.

Analytics and Market Data

Revenues from our analytics and market data products increased by $0.3 million, or 2.1%, to $14.7 million for the nine months ended September 30, 2007 as compared to $14.4 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in subscription and maintenance fees, which was partially offset by a decrease in update fees associated with the licensing of analytical software.

Contract Revenue

For the nine months ended September 30, 2006, contract revenue consisted primarily of revenues recognized upon completion of a long-term contract pursuant to which we developed an online foreign exchange currency trading system and customized it for a customer.   For the nine months ended September 30, 2007, contract revenue represents additional work provided to the customer on a time and material basis.

Interest Income

Interest income increased by $0.2 million, or 2.9%, to $7.0 million for the nine months ended September 30, 2007, as compared to $6.8 million for the nine months ended September 30, 2006. The increase was mainly attributable to the increase in interest income from the higher level of cash balances, which was offset by the decrease in interest income due to lower balance on the clearing accounts.

Other Income (Loss)

Other income (loss) decreased by $0.7 million, or 25.9%, to $2.0 million for the nine months ended September 30, 2007 from income of $2.7 million for the nine months ended September 30, 2006. Other income (loss) for the nine months ended September 30, 2007 and 2006 mainly consisted of transactional gains (losses) based on foreign currency fluctuations and net gains (losses) on foreign exchange derivative contracts.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits increased by $110.7 million, or 32.3%, to $453.8 million for the nine months ended September 30, 2007 from $343.1 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in the number of brokerage personnel from 827 employees at September 30, 2006 to 1,021 employees at September 30, 2007 and an increase in brokerage personnel performance bonuses of $52.9 million resulting in large part from the increase in our brokerage revenues.

Total compensation and employee benefits as a percentage of total revenues increased to 62.8% at September 30, 2007 from 62.0% at September 30, 2006. Bonus expense represented 53.6% and 53.4% of total compensation and employee benefits expense for the nine months ended September 30, 2007 and 2006, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense, which includes the amortization of sign-on bonuses initially made in prior periods, represented 4.1% and 5.4% of total compensation and employee benefits for the nine months ended September 30, 2007 and 2006, respectively.

Our compensation and employee benefits are relatively stable as a percentage of our revenues.  However, certain of our competitors are offering significant compensation packages to attract our brokers.  As a result, compensation and employee benefits as a percentage of revenues will be under pressure, and may increase, in the short term.   We believe that an increase in the use of our hybrid electronic brokerage systems and pressure on our competitors to rationalize the increase in their compensation expense should eventually lessen the effect of the competitive pressure on compensation expense.

Communications and Market Data

Communications and market data increased by $6.3 million, or 23.5%, to $33.1 million for the nine months ended September 30, 2007 from $26.8 million from the nine months ended September 30, 2006. The increase was primarily attributable to the increase in brokerage personnel including in those areas, such as equities, that rely more heavily on market data systems.

Travel and Promotion

Travel and promotion increased by $5.7 million, or 24.6%, to $28.9 million for the nine months ended September 30, 2007 from $23.2 million for the nine months ended September 30, 2006. This expense, as a percentage of our total brokerage revenues for the nine months ended September 30, 2007 decreased to 4.1% from 4.4% for the same period from the prior year. This decrease was primarily due to our continuing efforts to lower these costs relative to our total brokerage revenues.

Rent and Occupancy

Rent and occupancy increased by $2.5 million, or 16.7%, to $17.5 million for the nine months ended September 30, 2007 from $15.0 million for the nine months ended September 30, 2006.  The increase was primarily due to the increase in repairs and maintenance and an increase in rent expense relating to our new primary office space in the U.S., which was offset by a decrease in insurance, from our current leased facilities.  We expect the rent and occupancy will continue to increase in the future as a result of new leases for office space, including the new lease in New York.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the U.S. lease.

Depreciation and Amortization

Depreciation and amortization increased by $5.5 million, 45.1%, to $17.7 million for the nine months ended September 30, 2007 from $12.2 million for the nine months ended September 30, 2006. The increase was primarily due to the $1.5 million of accelerated depreciation related to certain long-lived assets to be abandoned at our current offie space in New York and amortization expense of intangibles resulting from the acquisition of the Amerex brokerage business.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the U.S. lease.

Professional Fees

Professional fees decreased by $1.4 million, or 10.1% to $12.4 million for the nine months ended September 30, 2007 from $13.8 million for the nine months ended September 30, 2006. The decrease was primarily due to a decrease in professional fees related to our compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which was partially offset by an increase in legal and audit fees.

Clearing Fees

Clearing fees increased by $4.3 million, or 23.6%, to $22.5 million for the nine months ended September 30, 2007 from $18.2 million for the nine months ended September 30, 2006. This increase was partially due to the growth of brokerage revenues from our Paris equities business.  Clearing fees, as a percentage of our total revenues from principal transactions increased to 16.5% for the nine months ended September 30, 2007 from 15.5% for the comparable period in the prior year.   This increase was partially due to the high cost of clearing fees as a result of the higher number and types of transactions executed in our Paris office.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor

brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.   In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

Interest Expense

Interest expense increased by $1.0 million, or 21.7%, to $5.6 million for the nine months ended September 30, 2007 from $4.6 million for the nine months ended September 30, 2006.  The increase was mainly attributable to the increase in interest expense under our credit facility due to the higher level of outstanding borrowings during the nine months ended September 30, 2007, which was partially offset by a decrease in interest expense on our clearing accounts for the nine months ended September 30, 2007 compared to the same period from the prior year.  Included in interest expense for the nine months ended September 30, 2007 is $2.5 million of interest on outstanding borrowings incurred to purchase the Amerex brokerage business in October 2006.

Other Expenses

Other expenses increased by $5.6 million, or 53.3%, to $16.1 million for the nine months ended September 30, 2007 from $10.5 million for the nine months ended September 30, 2006. Included in other expenses for the nine months ended September 30, 2007 is a $1.7 million termination fee that will be incurred due to our decision to terminate our primary office lease in New York.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion on the lease termination.  The remaining increase was primarily due to an increase in irrecoverable Value Added Tax related to increased purchases for communications and market data in Europe and license fees to third-party software vendors.

Contract Costs

For the nine months ended September 30, 2006, contract costs consisted primarily of costs incurred upon completion of a long-term contract pursuant to which we developed an online foreign exchange currency trading system and customized it for a customer.   For the nine months ended September 30, 2007, contract costs represent additional costs incurred from the additional work provided to the customer on a time and material basis.

Provision for Income Taxes

Our provision for income taxes totaled $45.8 million for the nine months ended September 30, 2007 compared to $33.1 million for the nine months ended September 30, 2006. Our effective tax rate was approximately 40% for the nine months ended September 30, 2007 as compared to 41% for the comparable period in 2006. The reduction in the effective tax rate was primarily due to a decrease in state and local income taxes and an increase in business tax credits.  The reduction in state, local and foreign taxes was due, in part, to lower state tax rates and the geographic mix of our earnings.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of income data for the period from October 1, 2005 to September 30, 2007. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
	(In thousands)
Revenues
Brokerage revenues:
Agency commissions	$198,405	$179,466	$184,525	$151,890	$138,961	$130,134	$136,910	$104,335
Principal transactions	46,467	42,044	48,377	33,890	34,478	41,792	41,060	31,250
Total brokerage revenues	244,872	221,510	232,902	185,780	173,439	171,926	177,970	135,585
Analytics and market data	4,855	4,491	5,326	4,232	4,954	4,271	5,194	3,388
Contract revenue	11	204	——	1,092	—	5,881	—	—
Interest income	2,589	2,297	2,102	2,366	2,150	2,395	2,233	1,458
Other income (loss)	2,416	(380)	(13)	601	(585)	3,093	191	(145)
Total revenues	254,743	228,122	240,317	194,071	179,958	187,566	185,588	140,286

Expenses
Compensation and employee benefits	158,845	143,474	151,508	122,465	112,543	113,701	116,845	89,511
Communications and market data	11,329	11,299	10,456	10,545	9,799	9,303	7,653	7,064
Travel and promotion	9,929	10,170	8,836	9,242	7,069	8,549	7,531	7,017
Rent and occupancy	6,439	5,529	5,561	5,511	4,594	4,841	5,613	3,447
Depreciation and amortization	6,747	5,720	5,227	6,799	4,338	4,048	3,836	4,159
Professional fees	4,459	4,332	3,569	5,397	4,391	5,320	4,044	2,507
Clearing fees	8,063	6,940	7,529	6,312	5,884	6,798	5,477	3,858
Interest	1,703	2,002	1,849	2,170	1,124	1,772	1,752	1,016
Other expenses	4,574	6,909	4,649	4,046	3,098	3,843	3,556	1,855
Contract costs	6	127	—	639	—	5,180	—	—
Lease termination costs to affiliate	—	—	—	(57)	(93)	(92)	—	1,070
Total expenses	212,094	196,502	199,184	173,069	152,747	163,263	156,307	121,504
Income before provision for taxes	42,649	31,620	41,133	21,002	27,211	24,303	29,281	18,782

Provision for income taxes	16,746	12,553	16,453	7,593	10,621	10,207	12,298	7,363

Net income	$25,903	$19,067	$24,680	$13,409	$16,590	$14,096	$16,983	$11,419

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,
	2007	2007	2007	2006	2006	2006	2006	2005
Revenues
Brokerage revenues:
Agency commissions	77.9%	78.7%	76.8%	78.2%	77.2%	69.4%	73.8%	74.4%
Principal transactions	18.2	18.4	20.1	17.5	19.2	22.3	22.1	22.3
Total brokerage revenues	96.1	97.1	96.9	95.7	96.4	91.7	95.9	96.7
Analytics and market data	1.9	2.0	2.2	2.2	2.8	2.3	2.8	2.4
Contract revenue	0.0	0.1	—	0.6	—	3.1	—	—
Interest income	1.0	1.0	0.9	1.2	1.2	1.3	1.2	1.0
Other income (loss)	0.9	(0.2)	—	0.3	(0.4)	1.6	0.1	(0.1)
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses

Compensation and employee benefits	62.4%	62.9%	63.0%	62.5%	62.5%	60.6%	63.0%	63.8%
Communications and market data	4.4	5.0	4.4	5.4	5.4	5.0	4.1	5.0
Travel and promotion	3.9	4.5	3.7	4.8	3.9	4.6	4.1	5.0
Rent and occupancy	2.5	2.4	2.3	2.8	2.6	2.6	3.0	2.5
Depreciation and amortization	2.6	2.5	2.2	3.5	2.4	2.2	2.1	3.0
Professional fees	1.8	1.9	1.5	2.8	2.4	2.8	2.2	1.8
Clearing fees	3.2	3.0	3.1	3.3	3.3	3.6	3.0	2.8
Interest	0.7	0.9	0.8	1.1	0.6	0.9	0.9	0.7
Other expenses	1.8	3.1	1.9	2.1	1.7	2.0	1.9	1.3
Contract costs	—	0.1	—	0.3	—	2.8	—	—

Lease termination costs to affiliate	—	—	—	—	(0.1)	—	—	0.8
Total expenses	83.3%	86.1%	%	89.2%	84.7%	87.1%	84.3%	86.7%

Income before provision for taxes	16.7	13.9	17.1	10.8	15.3	12.9	15.7	13.3
Provision for income taxes	6.6	5.5	6.8	3.9	5.9	5.4	6.6	5.2
Net income	10.2%	8.4%	10.3%	6.9%	9.4%	7.5%	9.1%	8.1%

The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
	(in thousands)
Brokerage Revenues:
Credit	$87,845	$72,436	$84,811	$61,032	$60,654	$59,838	$71,273	$55,443
Financial	49,298	45,865	45,001	39,232	38,605	38,942	39,488	29,213
Equity	59,155	53,284	56,383	44,940	41,426	46,109	41,459	29,931
Commodity	48,574	49,925	46,707	40,576	32,754	27,037	25,750	20,998
Total brokerage revenues	$244,872	$221,510	$232,902	$185,780	$173,439	$171,926	$177,970	$135,585
Brokerage Revenues:
Credit	35.9%	32.7%	36.4%	32.9%	35.0%	34.8%	40.0%	40.9%
Financial	20.1	20.7	19.3	21.1	22.2	22.7	22.2	21.5
Equity	24.2	24.1	24.2	24.2	23.9	26.8	23.3	22.1
Commodity	19.8	22.5	20.1	21.8	18.9	15.7	14.5	15.5
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Net cash provided by operations increased to $74.8 million for the nine months ended September 30, 2007, compared with $32.8 million used for operations for the nine months ended September 30, 2006. The improvement is primarily related to our increased net income and the increase in certain non-cash items such as deferred compensation expense and the provision for deferred taxes.  Additionally, the increase is partially due to the improvement in certain working capital items such as other liabilities and the net receivable/payables to brokers, dealers and clearing organizations, which was partially offset by an increase in accrued commissions receivable.  The increase in accrued commissions receivable balance is related to an increase in agency commission revenue, which increased by approximately 39% for the nine months ended September 30, 2007 as compared to the same period in the prior year.  In addition, there was no change in the average number of days to collect receivables over the same period from the prior year.

Net cash used in investing activities for the nine months ended September 30, 2007 was $26.9 million compared to $15.7 million used in the nine months ended September 30, 2006. The increase in cash used for investing activities was primarily due to an increase in payments on foreign exchange derivative contracts and cash used for the acquisition of Century Chartering (U.K.) Limited.  Additionally, the increase in cash used in investing activities was due to increased capital expenditure resulting from an increase in the purchase of computer equipment, leasehold improvements, communication equipment and our continued investment in the development of trading systems and other software for internal use.

Net cash used in financing activities for the nine months ended September 30, 2007 was $20.5 million compared to $0.5 million provided by for the nine months ended September 30, 2006. The increase in cash used for financing activities was due to cash used for repurchases of common stock and higher net repayments under our 2006 Credit Agreement, which was offset by an increase in cash received from stock options exercises and tax benefits related to share-based compensation.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte Ltd and GFI Korea Money Brokerage Limited. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulated capital requirements of the FSA. GFI (HK) Securities LLC is subject to the regulated capital requirements of the Securities and Futures Commission in Hong Kong. GFI (HK) Brokers Ltd. is subject to regulatory compliance requirements under the Monetary Authority of Hong Kong. GFI Group PTE Ltd. is subject to the regulatory compliance requirements with the Monetary Authority of Singapore. GFI Korea Money Brokerage Limited is subject to the regulated capital requirements of the Ministry of Finance and Economy of South Korea. At September 30, 2007, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements. In addition to these regulatory capital requirements, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business. See Note 12 to our Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements.

In June 2007, we signed a new lease which will serve as our primary U.S. office space.  The new office space is in its early stages of build out.  We anticipate that the aggregate cost of the build out of the new office space and relocation costs will be approximately $30.0 million of which $1.3 million was paid through September 30, 2007.  In addition, as of September 30, 2007, we had purchase commitments related to this build out of approximately $2.7 million which is expected to be paid during the fourth quarter of 2007 and is included in our Contractual Obligations and Commitments below.  Further, subsequent to the quarter-end, we have committed an additional $14.9 million, which is expected to be paid over the next year.

It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board.  See Note 6 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

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

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2007:

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating Leases(1)	$140,444	$8,847	$21,331	$21,057	$89,209
Notes Payable (2)	59,300	59,300	—	—	—
Purchase Obligations(3)	18,476	15,955	2,521	—	—
Total	$218,220	$84,102	$23,852	$21,057	$89,209

(1)                                  Amounts listed under Operating Leases include the future minimum rental commitments relating to a twenty-year lease that the Company entered into for its current primary U.S. office space in June 2007. At September 30, 2007, the total minimum rental commitments under this lease total $93,775, with $5,754 due within one to three years, $8,070 due within three to five years and $79,951 due in more than five years.  Additionally, amounts listed under Operating Leases include $1,684 to be paid in June 2008 to terminate certain leases for office space in New York.  See Note 9 to our Condensed Consolidated Financial Statements for further discussion.

(2)                                  Amount listed under Notes Payable represents outstanding borrowings under our Credit Facility and vary from the notes payable reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees.   See Note 5 to the Condensed Consolidated Financial Statements for further information.

(3)                                  Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, it includes purchase commitments of $2,890 for capital expenditures relating to the purchase of certain software in Europe and office build-outs in the U.S. and Europe.  See Note 9 to our Condensed Consolidated Financial Statements for further discussion.

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

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at September 30, 2007.

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

Recent Accounting Pronouncements

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS 109.  Upon adoption, we recognized a $4.4 million increase to the accrual for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Condensed Consolidated Statement of Financial Condition. After recognizing the impact of the adoption of FIN 48, the total unrecognized tax benefits (net of the federal benefit on state tax positions) were approximately $7.7 million, all of which could affect the effective income tax rate in any future periods.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS No. 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. SFAS No. 159 is effective for financial statements for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2006 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2007.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the nine months ended September 30, 2007.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened by 10% against the U.S. Dollar and the U.S. Dollar strengthened by 10% against the British Pound, the net impact to our net income would have been a reduction of approximately $1.6 million.

ITEM 4.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this Form 10-Q.

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended September 30, 2007.

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
July
Stock Repurchase Program (a)	N/A	N/A	N/A	906,709
Employee Transactions (b)	4,556	$74.52	N/A	N/A

August
Stock Repurchase Program (a)	100,000	$70.73	100,000	960,977
Employee Transactions (b)	5,550	$74.00	N/A	N/A

September
Stock Repurchase Program (a)	N/A	N/A	N/A	1,117,650
Employee Transactions (b)	21,871	$84.62	N/A	N/A

Total
Stock Repurchase Program (a)	100,000	$70.76	100,000	1,117,650
Employee Transactions (b)	31,977	$81.34	N/A	N/A

(a)  In August 2007, the Board authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock on the open market. Under the repurchase plan, the Board authorized the Company to repurchase shares of common shares on the open market in an amount not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year.  Any repurchases are also subject to compliance with certain covenants under the 2006 Credit Agreement.

(b)  Under our 2004 Equity Incentive Plan, we allow employees to elect to have us withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of common stock by us on the date of withholding. During the quarter ended September 30, 2007, we withheld shares of common stock to satisfy tax withholding obligations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2007

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