Form 10-K
period 2007-12-31
GFI Group Inc.
filed 2008-02-29
CIK 1292426

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51103

GFI Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0006224 (I.R.S. Employer Identification No.)
100 Wall Street, New York, NY (Address of principal executive offices)	10005 (Zip Code)
(212) 968-4100 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of large accelerated filer, accelerated filer, and small reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $2,120,873,157 based upon the closing sale price of $72.48 as reported on the Nasdaq Global Select Market.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2008
Common Stock, $0.01 par value per share	29,482,339 shares

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of registrant's definitive proxy statement for its annual shareholders' meeting to be held on June 11, 2008 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Forward Looking Statements

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

  •
  the risks and other factors described under the heading "Risk Factors" in Part I—Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K;

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

  •
  our ability to continue our dividend policy;

  •
  uncertainties relating to litigation; and

  •
  changes in the availability of capital.

        The foregoing risks and uncertainties, as well as those risks discussed under the headings "Part II-Item 7—Managements Discussion and Analysis of Financial Condition and Results of Operation" and "Part II-Item 7A—Quantitative and Qualitative Disclosures About Market Risk" and elsewhere is this Annual Report on Form 10-K, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities Exchange Commission (the "SEC") and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.    BUSINESS

Our Business

Introduction

        We are a leading global inter-dealer broker specializing in over-the-counter ("OTC") derivatives products and related securities. We founded our business in 1987 and were incorporated under the laws of the State of Delaware in 2001 to be a holding company for our subsidiaries. We provide brokerage services and data and analytics products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. We function as an intermediary on behalf of our brokerage clients by matching their trading needs with counterparties having reciprocal interests. We focus primarily on the more complex, and often less commoditized, markets for sophisticated financial instruments, primarily OTC derivatives, that offer an opportunity for strong growth and higher commissions per transaction than the markets for more standardized financial instruments. We have been recognized by various industry publications as a leading provider of inter-dealer brokerage services for certain products in the credit, financial, equity and commodity markets on which we focus.

        We offer our clients a hybrid brokerage approach, combining a range of telephonic and electronic trade execution services, depending on the needs of the individual markets. We complement our hybrid brokerage capabilities with decision support services, such as value-added data and analytics products, and post-transaction services, such as straight-through processing ("STP") and transaction confirmations. We earn revenues for our brokerage services and charge fees for certain of our data and analytics products.

        At December 31, 2007, we employed 1,037 brokerage personnel (consisting of 880 brokers and 157 trainees and clerks) serving over 2,200 brokerage and data and analytics clients, including leading commercial and investment banks, corporations, insurance companies and hedge funds, through our principal offices in New York, London, Paris, Singapore, Seoul, Tokyo, Hong Kong, Sydney, Cape Town, Calgary, Sugar Land (TX) and Englewood (NJ).

        Based on the nature of our operations in each geographic region, our products and services, production process, customers and regulatory environment, we concluded that we have three operating segments: North America Brokerage, Europe Brokerage and Asia Brokerage. Our brokerage operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. We aggregated our operating segments into two reportable segments: Brokerage and "All Other". The Brokerage segment includes operations from North America and Europe. The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of our corporate business activities and operations from analytics and market data. In addition, the All Other segment includes our Asia-Pacific brokerage operations. See Note 19 to the Consolidated Financial Statements for further information on our revenues by segment and geographic region.

Website Access to Reports

        Our Internet website address is www.gfigroup.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the SEC: our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; and our Current Reports on Form 8-K; our proxy statements on Schedule 14A, Forms 3, 4 and 5 filed on behalf of directors and executive officers; and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

        In addition, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains our reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC at http://www.sec.gov.

        Information relating to corporate governance of the Company is also available on our website, including information concerning our directors, board committees and committee charters, our Code of Business Conduct and Ethics for all employees and for senior financial officers and our compliance procedures for accounting and auditing matters. In addition, the Investor Relations page of our website includes supplemental financial information that we make available from time to time.

        Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Our Industry

        On most business days, trillions of dollars in securities, commodities, currencies and derivative instruments are traded around the world. These products range from standardized financial instruments, such as common equity securities and futures contracts, that are typically traded on exchanges, to more complex, less standardized instruments, such as OTC derivatives, that are typically traded between institutional dealers, which are primarily global investment and money center banks and hedge funds. Buyers and sellers of exchange-traded financial instruments benefit from the price transparency and enhanced liquidity provided by liquidity facilitators, such as market makers and specialists, who participate in those markets. Buyers and sellers of many OTC instruments, on the other hand, frequently rely on an inter-dealer broker to facilitate liquidity by gathering pricing information and identifying counterparties with reciprocal interests.

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

        Complex financial instruments that are traded OTC are often less commoditized and are traded primarily by more sophisticated institutional buyers and sellers. In these markets, an inter-dealer broker can provide greater value to the efficient execution of a trade by applying its market knowledge to locate a number of bids and offers so that buyers and sellers may find counterparties with which to trade, which can be especially helpful for large or non-standardized transactions. An inter-dealer broker ordinarily accomplishes this by contacting potential counterparties directly by telephone or electronic messaging and, in an increasing number of cases, market participants post prices and may execute transactions via proprietary trading technology provided by the inter-dealer broker. In addition, in a less liquid market with fewer participants, disclosure of the intention of a participant to buy or sell could disrupt the market and lead to poor pricing. By using an inter-dealer broker, the identities of the transaction parties are not disclosed in many transactions until the trade is consummated and, therefore, market participants better preserve their anonymity. For all these reasons, in a less commoditized market, an inter-dealer broker can offer important value to market participants.

        As a market for a particular financial instrument develops and matures, more buyers and sellers enter the market, generally resulting in more transactions and more pricing information. In addition, the terms of such financial instruments tend to become more standardized, generally resulting in a more highly-liquid market. In this way, a relatively illiquid market for an instrument may evolve over a period of time into a more highly-liquid market. As this evolution occurs, the characteristics of trading, the preferred mode of execution and the size of commissions that inter-dealer brokers charge, may also change. In some cases, as the market matures, an inter-dealer broker may provide a client with an electronic screen or system that displays the most current pricing information. In addition, a market may have some characteristics of both more liquid and less liquid markets, which requires an inter-dealer broker to offer integrated telephonic and electronic brokering. We refer to this integrated service as hybrid brokerage. In some cases, hybrid brokerage involves coupling traditional telephonic brokerage-services with various electronic enhancements, such as electronic communications, price discovery tools and order entry. In other cases, hybrid brokerage involves full electronic execution supported by telephonic communication between the broker and their clients.

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

        Derivatives are traded both OTC and on exchanges. According to a recent report of the Bank for International Settlements, OTC derivatives accounted for over 84% of the total outstanding global derivatives transactions as of June 2007 (as measured by notional amount). The liquidity of markets for particular OTC derivative instruments varies from highly liquid, such as the market for Eurodollar interest rate derivatives, to illiquid, such as the market for certain customized credit derivatives which are structured to meet specific investor needs.

        The International Swaps and Derivative Association, Inc. ("ISDA") also reported in a recent survey of its members that in the first half of 2007, among the derivative instruments surveyed, credit derivatives were the fastest growing segment of the derivatives market with notional amounts outstanding growing 32% over that six month period. The survey stated that at mid-year 2007, notional amounts outstanding of credit derivatives grew to approximately $45.5 trillion from approximately $26.0 trillion at mid-year 2006. This increase represented period-over-period growth of approximately 75.0%. Although several exchanges launched exchange-traded credit derivative products in 2007, credit derivatives are currently traded almost entirely in OTC transactions, either directly or through inter-dealer brokers and other financial institutions.

        Furthermore, the number of different derivative instruments is growing as companies and financial institutions develop new and innovative derivative instruments to meet industry demands for sophisticated risk management and complex financial arbitrage. In its 2007 annual survey, Risk magazine identified 119 categories of derivatives, excluding commodity derivatives. Novel derivative instruments often have distinct terms and little or no trading history with which to estimate a price. Markets for new derivative instruments therefore require market intelligence and the services of highly skilled and well-informed brokers and reliable market data and pricing tools.

        An example of more novel, OTC derivative instruments would be credit default swaps on leveraged loans ("Loan CDS"). These instruments allow investors to take or offset the risk of default on senior secured debt of non-investment grade companies. The advent of the Loan CDS market is an example of how the overall credit derivatives market is expanding to different areas of the credit spectrum. Another example of an innovative and complex OTC derivative instrument is carbon emissions options, which allow trading houses and other market participants to take or offset their exposure in the fast growing European market for carbon dioxide emissions allowances under the European Union Emissions Trading Scheme, or ETS. The ETS permits European-based companies that exceed individual carbon dioxide emissions targets to purchase emissions allowances from other companies that emit less than their emissions targets.

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

        Need for expertise in the development of new markets.    In order to better support their clients' evolving investment and risk management strategies, our dealer clients create new products, including new derivative instruments. Dealers also modify their trading techniques in order to better support their clients' needs, such as by integrating the trading of derivative instruments with the trading of related underlying or correlated financial assets, indices or other investments. We believe the markets for these new products and trading techniques create an opportunity for those inter-dealer brokers who, through market knowledge and extensive client relationships, are able to identify these new product opportunities and to focus their brokerage services appropriately.

        Need for market intelligence.    Inter-dealer brokers that execute a higher volume of trades of a particular financial product and have access to more market participants are better positioned to provide valuable pricing information than brokers who less frequently serve that market. In less commoditized financial markets, including markets for novel and complex financial instruments, market leadership becomes more important because reliable pricing information is difficult to obtain. Market participants in these less liquid markets utilize the services of the leading inter-dealer brokers in order to gain access to the most bids and offers for a particular product. Similarly, inter-dealer brokers who have a leading market share can offer superior market data and analytics tools based on their access to the broadest selection of transaction and pricing information. For example, some market participants pursue trading strategies that combine credit default swaps with convertible bonds or equity derivatives of the securities of a single issuer or a basket of issuers. Inter-dealer brokers that have high volumes of bids and offers in the credit derivative markets and have access to technology which allows them to track such market data against activity in the bond and equity markets are well positioned to provide such market participants with analytical insight into correlated movements in related securities of a single issuer or related issuers or indexes.

        Increasing industry consolidation.    Historically, the inter-dealer brokerage industry consisted of a number of small and mid-sized private firms that used traditional telephonic brokerage methods to serve their clients and to compete against each other in various product categories. The industry has begun to consolidate in recent years, in part, due to the increasing importance of technology, including electronic execution, integrated trade processing and analytics and market data. Through acquisitions, larger inter-dealer brokers with access to capital have been better positioned to make the investments necessary to supply their clients with this technology. We believe that inter-dealer brokers with developed technology resources which enhance brokerage execution and pre-and post-trade analysis and processing are better able to consistently meet the execution needs of their clients and recruit and retain the most capable brokers. As a result of these trends, smaller inter-dealer brokers may find it harder to compete and several have been acquired by larger inter-dealer brokers with developed technological capabilities and better access to capital. We believe that the continued consolidation of the industry provides an opportunity for these larger inter-dealer brokers to strategically expand their businesses to better serve evolving client demands.

Our Competitive Strengths

        We believe our principal competitive strengths are the following.

        Strong Brand and Leading Position in Key Markets.    We believe that over our twenty year history, we have successfully created value in our brand that our clients associate with high quality services in the markets on which we focus. Our leadership in these markets, such as the markets for certain credit and equity derivatives, foreign exchange options and commodity products, has been recognized by rankings in industry publications such as Risk magazine, FX Week and Energy Risk magazine. In an annual survey of dealers and brokers conducted by Risk magazine, we have been ranked as the leading broker in more categories of credit derivatives than any other inter-dealer broker over the last nine years. In its 2007 annual survey, Risk magazine also ranked us as a leading broker in credit default swaps and numerous currency and equity derivative markets. Energy Risk magazine also listed GFI as #1 Energy Broker in 2007. In addition, GFI's Fenics® FX option analysis product is a leading analytic tool in the foreign exchange markets, and our electronic trading platforms, Creditmatch® and GFI ForexMatch™, were also recognized for excellence by Financial News and FX Week, respectively.

        We believe our leading positions in these markets provide us with greater access to market and pricing information, including a broad selection of proprietary market data that we are able to provide to our clients. In addition, we believe that our leading market share in key OTC markets, such as credit derivatives, and our ability to use technology to track such market data, enables us to provide market participants with better analytical insight into correlated movements in related securities of a single issuer, related issuers or indexes in the credit derivative, bond and equity markets. In addition, we believe that, because of these leading market positions and differentiated technological capabilities, we are better positioned, compared to many of our inter-dealer competitors, to serve the growing needs of clients who are pursuing sophisticated capital structure arbitrage strategies and correlation-based trading.

        Ability to Identify and Develop High Growth, Less Commoditized Markets.    We focus primarily on complex and innovative financial markets where liquidity is harder to achieve and, therefore, our services are more valuable to market participants. We believe these markets offer an opportunity for growth to inter-dealer brokers that move early to foster liquidity. We seek to anticipate the development and growth of markets for evolving, innovative financial products in which we believe we can garner a leading market position and enjoy higher commissions. For example, we entered the credit derivatives market in 1996 at a time when we believed the market showed promise but had only modest activity. According to the British Bankers' Association, the size of the global credit derivatives market was only $180 billion in 1997 (measured by notional amount outstanding). According to ISDA, notional amounts outstanding of credit derivatives have grown to $45.5 trillion at mid-year 2007, a compounded annual growth rate of over 79% for that nine and a half year period. We believe our familiarity with the needs of such rapidly growing markets and our experience with complex product structures allow us to better serve clients in high-growth, less liquid markets than many of our competitors.

        Hybrid Brokerage Platforms.    We seek to tailor our use of electronic trading and other technology to the transactional nuances of each specific market. While the more complex, less commoditized markets on which we focus often require significant amounts of personal and attentive service from our brokers, some of our other markets may benefit from the introduction of electronic brokerage platforms. Depending on the needs of the individual markets, we offer a hybrid approach to our clients that combines a range of electronic and telephonic trade execution services. For example, our clients may choose between utilizing our CreditMatch®, GFI ForexMatch™ or EnergyMatch® electronic trading platforms to trade a range of credit derivatives, foreign exchange options or emission allowances entirely on screen or executing the same transaction over the telephone through our brokers. We also believe we add value for clients who trade in complex financial markets by offering data and Fenics® analytics products for decision support. We seek to establish data communication and STP connections with our clients' settlement, risk management and compliance operations in order to better serve their needs and to strengthen our relationships with them. STP generally involves the use of technology to automate the processing of financial transactions, from execution to settlement, in order to minimize human error, reduce operational costs and time, and enhance transaction information and reporting. We believe our hybrid brokerage approach provides us with a competitive advantage over competitors who do not offer this technology.

        On January 31, 2008, we acquired Trayport Limited ("Trayport"), a provider of electronic trading software and services to the commodities, fixed income, currencies and equities markets. Trayport's GlobalVision products have an industry leading position in supplying software to the European OTC energy markets including electric power, natural gas, coal, emissions and freight. Its technology accommodates electronic trading, information sharing and STP capabilities in commodity and financial instruments. The acquisition of Trayport, with its leading position in the European OTC energy markets and its trading and processing capabilities further enhances our hybrid brokerage model.

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

        Experienced Senior Management and Skilled Brokers and Technology Developers.    We have a senior management team that is experienced in identifying and exploiting markets for evolving, innovative financial instruments. Our founder and chief executive officer, Michael Gooch, has over 20 years of experience in the derivatives markets and our president, Colin Heffron, has been with our Company since 1988 and, prior to becoming our president, was instrumental in developing a number of brokerage desks and leading the growth of our European operations. Reporting to them is an experienced management team that includes senior market specialists in each of our product categories. We also employed 880 skilled and specialized brokers at December 31, 2007, many of whom have extensive product and industry experience. Although the competition for brokers is intense, we have historically experienced relatively low broker turnover, and have been able to effectively hire new brokers and establish new brokerage desks in areas in which we seek to expand our operations. In addition, our in-house technology developers are experienced at developing electronic trading platforms and commercial quality software that are tailored to the needs of certain select markets in which we focus. Our brokers utilize this technology and market information to provide their clients with enhanced services. We believe that the combination of our experienced senior management, skilled brokers and technology developers gives us a competitive advantage in executing our business strategy.

        Diverse Product and Service Offerings.    We offer our products and services in a diverse array of financial markets and geographic regions. Historically, the markets on which we focus have volume and revenue cycles that are relatively distinct from each other and have generally not been correlated to the direction of broad equity indices. Further, our decision support products, including our market data and analytical tools, give us an opportunity to leverage and expand our client base, providing revenue sources beyond our traditional brokerage clients. We believe our diverse product and service offerings provide us with a competitive advantage over many of our competitors that may have more limited product and service offerings and, therefore, may be more susceptible to downturns in a particular market or geographic region.

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

        Leverage Technology and infrastructure to gain market share and improve margins.    We intend to continue to invest in the use and development of technology, including the development of proprietary electronic trading platforms, to further enhance broker productivity, increase customer and broker loyalty and improve our competitive position and market share. During 2007, we continued to see substantial growth in the use of our CreditMatch® electronic trading platform in Europe in both credit derivatives and cash bonds. In addition, we launched GFI ForexMatch™, a browser-based electronic platform for foreign exchange products. We have also recently introduced EnergyMatch® to our emissions business of our Amerex subsidiary. We believe that as the usage of these systems becomes more widespread, we will be able to increase broker productivity and market share. Moreover, where possible, we plan to continue to install STP connections with our clients' settlement, risk management and compliance operations, in order to better serve their needs and to provide us with additional opportunities to increase our revenue. At the same time, we continue to work on ways to improve our ability to leverage our operations, infrastructure and other support areas, such as our executive and finance departments, to create cost efficiencies and improve margins.

        Continue to identify and develop new products and high-growth markets.    We increased our number of brokerage personnel by 105 employees to 1,037 employees at December 31, 2007 from 932 employees at December 31, 2006. Many of these recent hires are for the less commoditized, newer high-growth markets in which we specialize or cover markets that are complementary to those markets. It is often our practice to establish new brokerage desks through the strategic redeployment of experienced brokers from established brokerage desks and through the selective hiring of new brokers or trainees. Individual brokerage desks are separately tracked and monitored in an effort to drive performance. We will continue to focus on identifying high growth markets where liquidity is more valuable, thereby yielding early-mover opportunities. We also intend to continue to expand our presence globally in markets where we believe there are opportunities to increase our revenues. As part of this effort, we commenced operations in Seoul, Cape Town and Calgary in 2007 and expect to begin operations in Israel, Ireland and Dubai in 2008.

        Continue to pursue new customers and diverse revenue opportunities.    We offer our products and services in a diverse range of financial markets and geographic regions and to hundreds of institutional customers. We believe this diversity will likely lessen the impact to us of a downturn in any particular market or geographic region. We will look to expand our customer base as an increasing number of sophisticated market participants, such as large hedge funds, look to participate in wholesale markets for the execution of derivative transactions. We also intend to continue managing our business with the goal of maintaining the diversity of our revenues. On a geographic basis, approximately 48% of our total revenues for the year ended December 31, 2007 were generated by our European operations, 42% was generated by our North American operations and 10% was generated by our operations in the Asia-Pacific region. Additionally, for the year ended December 31, 2007, no one customer accounted for more than approximately 6% of our total revenues from all products, services and regions, and our largest brokerage desk accounted for approximately 7% of total revenues.

        Strategically expand our operations through business acquisitions.    Historically, the inter-dealer brokerage industry was fragmented and concentrated mainly on specific country or regional specific marketplaces and discrete product sets, such as foreign exchange or energy products. Over time, however, the industry has experienced increasing consolidation as larger inter-dealer brokers have sought to enhance their global brokerage services and offset client commission pressure in maturing product categories by acquiring smaller competitors that specialized in specific product markets. In addition, some inter-dealer brokers have acquired technology focused companies which enhance brokerage execution and pre- and post- trade analysis and processing. We plan to continue to selectively seek opportunities to expand our use of technology and grow our business in new or existing product areas through the acquisition of complementary businesses.

        In 2007, we acquired Century Chartering (UK) Limited, a small dry physical freight broker, and purchased a 33% interest in Brains Inc. Limited ("Brains"), a niche credit broker. We have an option to buy the remaining shares of Brains over a five year period. We also acquired a 9.25% percent stake in A.C.M. Shipping Limited, a London-based ship broker with which we have a joint venture in brokering wet freight derivatives. These three investments complemented our existing businesses and strengthened our positions in specific markets.

        On January 31, 2008, we acquired Trayport, a provider of electronic trading software to brokers, exchanges and trading firms in the commodities, fixed income, currencies and equities markets, with particular strength in European OTC energy derivatives. This acquisition strengthened our electronic trading capabilities and bolsters our position in global energy derivatives.

Our Market Focus

        Our brokerage operations focus on a wide variety of credit, financial, equity and commodity instruments around the world. Within these markets, we focus on the more complex, less commoditized markets for sophisticated financial instruments, primarily OTC derivatives. OTC derivatives are generally structured as forwards, swaps or options. A forward is an agreement between two parties to exchange assets or cash flows at a specified future date at a price agreed on the trade date. A swap is an agreement between two parties to exchange cash flows or other assets or liabilities at specified payment dates during the agreed-upon life of the contract. An option is an agreement that gives the buyer the right, but not the obligation, to buy or sell a specified amount of an underlying asset or security at an agreed upon price on, or until, the expiration of the contract. We also support and enhance our brokerage operations by providing electronic trading platforms and STP connections where applicable.

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

        We generate revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, we act as a "middleman" by serving as counterparty for an identified buyer and an identified seller in matching reciprocal back-to-back trades. These transactions are then settled through clearing institutions with which we have a contractual relationship. Because the buyer and seller each settle their transactions through us rather than with each other, the parties are able to maintain their anonymity. A limited number of our brokerage desks are allowed to enter into unmatched principal transactions for the purpose of facilitating a customer's execution needs for transactions initiated by such customers or to add liquidity to certain illiquid markets. These unmatched positions are intended to be held short term.

        Credit Products.    We provide brokerage services in a broad range of credit derivatives, bond instruments and other related credit products. The most common credit derivative, a credit default swap, was developed by global banks during the early 1990s. A credit default swap is essentially like an insurance contract, in which the insured party pays a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller makes a payment to the buyer if there is a credit default or other specified credit event with respect to the issuer of the underlying credit instrument referenced in the credit default swap. The credit default swap market has evolved from trading simple single-entity credit default swaps to a range of customized product structures and index products, allowing investors greater flexibility in tailoring credit positions that correspond to their desired risk level. Credit derivatives have also expanded from the corporate and sovereign bond instruments to various other credit instruments such as asset backed securities and loans, allowing investors a broader range of credit protection.

        Our offices in New York, London, Sydney, Hong Kong, Singapore and Tokyo each provide brokerage services in a broad range of credit derivative products that include single-entity credit default swaps, emerging market credit default swaps, credit indices, options on single-entity credit default swaps, options on credit indices and credit index tranches. We also provide brokerage services in markets for a range of non-derivative credit instruments, such as investment grade corporate bonds, high yield corporate bonds, emerging market Eurobonds, bank capital preferred shares, asset-backed bonds and floating rate notes. Our presence in corporate bonds and equities allows us to compile data on a single issuer from each of the bond, equity and credit derivative markets and to provide investors with analytical insight into a single issuer or related issuers.

        We support our credit brokerage with CreditMatch®, our electronic trading platform that provides trading, trade processing and STP functionality to our clients. Consistent with our hybrid brokerage model, clients may choose between utilizing CreditMatch® to trade certain credit derivative products entirely on screen or executing the same transaction over the telephone through our brokers. In Europe, our clients are increasingly using CreditMatch® to trade credit derivatives products while our clients in North America still primarily prefer to execute transactions telephonically through our brokers.

        As part of our efforts to enhance our services in our key markets, we have agreed to jointly develop new clearing services for OTC derivative products with The Clearing Corporation, a clearinghouse for derivative instruments in which we hold a minority ownership interest. In 2007, The Clearing Corporation announced the completion of a corporate restructuring and the expectation that the reconstituted Clearing Corporation will provide a centralized clearing facility for a number of OTC derivatives products, including credit defaults swaps. We believe this investment will complement our hybrid electronic brokerage platforms and STP capabilities. Ultimately, we anticipate that centralized clearing will further expand the market for OTC derivative products through added settlement efficiency and reliability.

        Financial Products.    We provide brokerage services in a range of financial instruments, including foreign exchange options, exotic options, interest rate swaps and options, repurchase agreements and certain government and municipal bond options. Exotic options include non-standard options on baskets of foreign currencies, forward contracts and non-deliverable forward contracts, which are forward contracts that do not require physical delivery of the underlying asset.

        For these products, we offer telephonic brokerage services in our New York, London, Hong Kong, Singapore and Sydney offices, augmented in select markets with our GFI ForexMatch™ trading platform. We also offer a STP capability that automatically reports completed telephonic and electronic transactions directly to our clients' position-keeping systems and provides position updates for currency option trades executed through GFI's worldwide brokerage desks

        Our New York office focuses on providing brokerage services for foreign exchange option trading among the U.S. Dollar, the Japanese Yen and the Euro, which are referred to as the G3 currencies, as well as foreign exchange options, forward contracts and non-deliverable forward contracts and interest rate swaps for certain U.S., Canadian and Latin American currencies. Our New York office also offers bond options, swap options and corporate and emerging market repo brokerage services. Our London office also covers foreign exchange option trading in the G3 currencies along with nearly all European cross currencies, including the Russian Ruble and Eastern European currencies, for which we provide brokerage services for forwards and non-deliverable forwards. In addition, our London office offers European and corporate repo, currency basis, dollar swaps and interest rate saps and options. Our brokers in Singapore, Hong Kong and Seoul provide brokerage services for foreign exchange currency options, non-deliverable forwards and interest rate swaps for regional and G3 currencies, while foreign exchange currency options are also brokered out of Sydney.

        Equity Products.    We provide brokerage services in a range of cash-based and derivative equity products, including U.S. domestic equity, international equity, equity derivatives, Global Depositary Receipts ("GDRs") and American Depositary Receipt ("ADRs") stocks and equity derivatives based on indices, stocks or customized stock structures. We offer telephonic equity brokerage services from our brokerage desks in New York, London, Paris, Hong Kong, Tokyo and Sydney and, where appropriate, our electronic trading platforms. Through our various offices we broker trades in the OTC market as well as certain exchange-traded securities.

        Our New York office provides brokerage services in single stock cash equities, single stock options, index options, sector options, equity default swaps, variance swaps, total return swaps, convertible bonds and ADRs. Our London office provides brokerage services in equity index options, single stock options, GDRs, Pan-European equities, Japanese equity derivatives and structured equities. Our Paris office provides brokerage in Pan-European equities, structured equities, single stock and equity index options and financial futures. Our Hong Kong, Tokyo and Sydney offices provide a varying degree of brokerage services in equity index and single stock options, while the Hong Kong office also provides brokerage services in ADRs and GDRs.

        In addition, through Christopher Street Capital Equities, a division of GFI Securities Limited, we operate a research driven brokerage business providing independent equity research that is focused on the relationship between the credit and equity markets. Our research analyzes the relationship between the credit default swap and equity markets using our historic credit default swap data. Christopher Street Capital focuses, in particular, on situations where credit default swap spreads and equity prices diverge outside their normal inverse relationship.

        Commodity Products.    We provide brokerage services in a wide range of cash-based and derivative commodity and energy products, including oil, natural gas, biofuel, electricity, wet and dry freight derivatives, dry physical freight, precious metals, coal, weather derivatives, property derivatives and emissions.

        On February 1, 2008, GFI announced the acquisition of Trayport, a provider of electronic trading software and services to the commodities, fixed income, currencies and equities markets. Trayport's GlobalVision platform has an industry leading position in supplying software to the European OTC energy markets including electric power, natural gas, coal, emissions and freight. The GlobalVision platform accommodates electronic trading, information sharing and STP capabilities in commodity and financial instruments. The acquisition of Trayport with its leading position in the European OTC energy markets strengthens our global position in commodity products. In London, our telephonic brokerage capabilities are augmented with electronic brokerage capabilities we license from Trayport.

        From our New York area offices, we provide brokerage services in natural gas, oil and petroleum products, electricity and weather derivatives. In addition, as a result of our October 2006 acquisition of the North American operations of Amerex, based in Sugar Land, Texas, we provide brokerage services for natural gas basis, natural gas daily, natural gas options, east power, east short term power, west power, west short term power, ERCOT, environmental commodities and retail energy management. From our Calgary office, which opened in December 2007, we broker U.S. and Canadian natural gas. Our London office provides energy product brokerage services in many European national markets, including for electricity, coal and emissions. The London office also provides brokerage services in property derivatives, dry freight derivatives, dry physical freight, and through a partnership with A.C.M. Shipping Limited, wet freight derivatives. Our Singapore office brokers dry freight derivatives, dry physical freight, and, through a joint venture with Spectron Group, crude oil, fuel oil and distillates. From brokerage desks in New York, London and Sydney, we also serve the global precious metal markets with brokerage in spot, forward, swap and options contracts focusing on gold, silver, platinum and palladium.

        In 2007, we launched EnergyMatch®, an electronic trading platform for OTC energy derivatives. EnergyMatch® currently carries sulfur dioxide and nitrogen oxide emission contracts, brokered by our Amerex operations. We intend to add other emission types and energy contracts in the future. We are also a member of ConfirmHub, LLC, a company that has developed a system for electronic trade confirmations for the North American energy markets. Through this membership, we and other members of ConfirmHub are able to offer electronic trade confirmations through a single secure connection in a standard format. Over fifty large energy trading companies currently subscribe to ConfirmHub.

        Through collaboration with certain divisions of CB Richard Ellis Group Inc., we provide and continue to develop brokerage services in European and U.S. property derivatives. Property derivatives allow companies and other investors to hedge or speculate on the value of real estate, as measured by an industry index, without buying or selling actual properties. The collaboration in the U.K. is now a leader in the growing property derivatives market. In addition, through a joint venture with Colliers International, we provide brokerage services in Hong Kong property derivatives. Transactions typically take the form of a total return swap, exchanging the property return for a currency interest rate plus a fixed spread.

        Through a joint venture with A.C.M. Shipping Limited, we offer hybrid telephonic and electronic brokerage of wet freight derivatives in London, Singapore and New York. Wet freight derivatives allow oil companies, ship owners and other users of wet freight cargo capacity to better manage volatile shipping costs for their products by effectively locking in the cost of shipping future product.

        Data and Analytics.    In selected markets, we license market data and analytics products that are used to build pricing models, develop trading strategies and to manage, price and revalue derivative portfolios. These products are sold on a subscription basis through a dedicated sales team.

        We provide market data in the following product areas: foreign exchange options, credit derivatives, European repurchase agreements, emerging market bonds and European and North American energy. We make our data available through a number of channels including streaming web portals, file transfer protocol downloads, Fenics analytical tools and data vendors, such as Reuters, Bloomberg, Quick and Comstock, who license our data for distribution to their global users. Revenue from market data products consists of up-front license fees and monthly subscription fees and individual large database sales.

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

Our Clients

        As of December 31, 2007, we provided brokerage services and data and analytics products to over 2,200 institutional clients, including leading investment and commercial banks, large corporations, insurance companies and hedge funds. Notwithstanding our large number of clients, several dozen large financial institutions generate the majority of our brokerage revenues. The dealers that are our principal brokerage clients are many of the leading financial institutions in the world, including: Barclays Bank, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Lehman Brothers, Merrill Lynch, Morgan Stanley and UBS. Despite the importance of these large financial institutions to our brokerage business, no one client accounted for more than approximately 6% of our total revenues from all products and services globally for the year ended December 31, 2007.

Sales and Marketing

        In order to promote new and existing brokerage, data and analytics software services, we utilize a combination of our own marketing and public relations staff and external advisers in implementing selective advertising and media campaigns. We participate in numerous trade-shows to reach potential brokerage, data and technology clients. We also utilize speaking opportunities to help promote key brokers and market specialists and our core products and services. Additionally, we market our brokerage services through the direct interaction of our brokers with their clients. This direct interaction also permits our brokers to discuss new product and market developments with our clients. Our data and analytics products are actively marketed through a dedicated sales and support team. As of December 31, 2007, we employed 48 sales, marketing and customer support professionals, consisting of 30 sales employees and executives, 6 marketing employees and 12 customer support employees. Our sales force calls on a broad range of clients including traders, risk managers, sales staff, treasurers, analysts and e-commerce specialists at banks, hedge funds, fund managers, insurance companies and large corporations.

Technology

        Brokerage Technology.    We employ a technology development philosophy that emphasizes state-of-the-art technology with cost efficiency in both our electronic trading platforms, such as

CreditMatch®, GFI ForexMatch™ and EnergyMatch®, and our data and analytics products. We take a flexible approach by developing in-house, purchasing or leasing technology products and services and by outsourcing support and maintenance where appropriate to manage technology expense more effectively. For each market in which we operate, we seek to provide the optimal mix of electronic and telephonic brokerage.

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

        Support and Development.    At December 31, 2007, we employed a team of 222 computer, telecommunication, network, database, client support, quality assurance and software development specialists. The activities of our development staff are split approximately evenly between infrastructure support services and software development. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our clients and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

        Disaster Recovery.    We have contingency plans in place to protect against major carrier failures, disruption in external services (market data and Internet service providers), server failures and power outages. All critical services are connected via redundant and diverse circuits and, where possible, we employ site diversity. Production applications are implemented with a primary and back-up server, and all data centers have uninterruptible power source and generator back-up power. Our servers are backed-up daily, and back-up tapes are sent off-site weekly. We have a limited number of reserved "seats" available to relocate key personnel in the event that we were unable to use certain of our offices for an extended period of time. We intend to increase this number of seats, some of which may be shared with other companies, as part of our business continuity plans.

Intellectual Property

        We seek to protect our internally developed and purchased intellectual property through a combination of patent, copyright, trademark, trade secret, contract and fair business practice laws. Our proprietary technology, including our Fenics software, is generally licensed to clients under written license agreements. Where appropriate, we also license and incorporate software and technology from third parties that is protected by intellectual property rights belonging to those third parties.

        We pursue registration of some of our trademarks in the United States and in other countries. "GFI Group," "GFInet," "Fenics," "CreditMatch," "EnergyMatch," "Amerex" and "Starsupply" are registered trademarks in the United States and/or numerous overseas jurisdictions. We have also applied for registration of various other trademarks, including multiple derivations of the "GFI Group," "GFInet," "CreditMatch" and "ForexMatch" names.

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

        Inter-Dealer Brokers.    The current size of the wholesale inter dealer brokerage market is difficult to estimate as there is little objective, external data on the industry and several participants are private companies and do not publicly report revenues. Historically, the inter-dealer brokerage industry has been characterized by fierce competition for clients and brokers. Over the past several years, the industry has been characterized by the consolidation of well-established, smaller firms into five principal, global inter-dealer brokers: GFI Group Inc., ICAP plc, Tullett Prebon plc, Tradition Financial Services (a subsidiary of Cie Financiere Tradition) and Cantor Fitzgerald and its subsidiaries, BGC Partners Inc. and eSpeed, Inc. We believe this consolidation has resulted from a number of factors, including: the consolidation of primary institutional dealer clients; pressure to reduce brokerage commissions, particularly in more commoditized products; greater dealer demand for technological capabilities; the need to leverage relatively fixed administrative and regulatory costs and, increasingly, greater client demand for market information about correlated financial products. Nevertheless, a number of smaller, privately held firms or consortia that tend to specialize in niche products or specific geographical areas remain in the market.

        Exchanges.    In general, we do not compete directly with the major derivative exchanges, such as the CME Group Inc. ("CME"), the Chicago Board Options Exchange, International Securities Exchange, IntercontinentalExchange, the New York Mercantile Exchange, Eurex and Euronext.liffe. These exchanges allow participants to trade standardized futures and options contracts. These contracts, unlike the less commoditized, OTC products that we focus on, typically contain more standardized terms, are more commoditized, and are typically traded in contracts representing smaller notional amounts. Furthermore, the introduction of such standardized exchange-traded futures and options contracts has, in the past, generally been accompanied by continuing growth in the corresponding OTC derivatives markets. We believe that exchanges will continue to seek to leverage their platforms and attempt to grow by introducing products designed to compete with certain products covered by inter-dealer brokers in the OTC marketplace or through acquisitions. In 2007, several exchanges, including the CME, launched exchange-traded credit derivative futures contracts. However, no significant trading volumes have been reported on these efforts to date.

        Data and Analytics.    Several large market data and information providers compete for a presence on virtually every trading desk in our industry. Some of these entities currently offer varying forms of electronic trading of the types of financial instruments in which we specialize. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. In addition, these entities are currently competitors to, and in some cases clients of, our data and analytical services. Further, we face competition for certain sales of our data products from our inter-dealer broker competitors and from data vendors, such as Markit, formed as a consortium of major financial institutions.

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

        U.S. Regulation and Certain Clearing Arrangements.    GFI Securities LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC, and the State of New York, and is regulated by the Financial Industry Regulatory Authority ("FINRA"). GFI Securities LLC is subject to the regulations of FINRA and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, safekeeping of clients' funds and securities, capital structure, record keeping, supervision and the conduct of affiliated persons, including directors, officers and employees. GFI Securities LLC also operates an electronic trading platform that is regulated pursuant to Regulation ATS under the Exchange Act.

        Several of GFI Securities LLC's equity and corporate bond brokerage desks have experienced issues relating to reporting trades to FINRA on a timely basis, which is required by FINRA rules. This subsidiary has also paid fines for late trade reporting in recent years and is currently being reviewed by FINRA for similar issues relating to trade reporting. In connection with its current examinations, FINRA may seek to impose further fines on us or seek to take other corrective action.

        GFI Securities LLC is also an introducing broker with the National Futures Association ("NFA"), and the Commodity Futures Trading Commission ("CFTC"). The NFA and CFTC require their members to fulfill certain obligations, including the filing of quarterly and annual financial reports. Failure to fulfill these obligations in a timely manner can result in disciplinary action against the firm. GFI Brokers LLC operates electronic trading platforms that are exempt from CFTC either as an exempt board of trade (ForexMatch) or as an exempt commercial market (EnergyMatch).

        The SEC, FINRA, CFTC and various other regulatory agencies within and outside of the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer's capital is net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule under the Exchange Act requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form.

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

        The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm's liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain capital withdrawals.

        GFI Securities LLC is also a member of the Mortgage-Backed Securities Clearing Corporation ("MBSCC), for the purpose of clearing certain mortgage-backed securities. This membership requires

GFI Securities LLC to maintain minimum net capital of $5.0 million in excess of the minimum amount prescribed in its membership agreement, including a minimum deposit with the MBSCC of $0.25 million.

        We maintain clearing arrangements with selected financial institutions in order to settle our matched principal transactions and maintain deposits with such institutions in support of those arrangements.

        Foreign Regulation and Certain Clearing Arrangements.    Our overseas businesses are also subject to extensive regulation by various foreign governments and regulatory bodies. In the United Kingdom, the Financial Services Authority ("FSA") regulates our subsidiaries, GFI Brokers Limited and GFI Securities Limited. The regulatory framework applicable to our U.K. regulated subsidiaries was recently revised by the implementation of the European-wide Markets in Financial Instruments Directive ("MiFID") on November 1, 2007. MiFID is intended to create a harmonized market place for the transfer of financial services throughout the European Union thus easing cross border services. Each of our subsidiaries subject to MiFID has taken the necessary steps in order to comply with the new requirements. The revised regulations are extensively and broadly similar to that described above for our U.S. regulated subsidiaries.

        As with those U.S. subsidiaries subject to FINRA rules, the ability of our regulated U.K. subsidiaries to pay dividends or make capital distributions may be impaired due to applicable capital requirements. Our regulated U.K. subsidiaries are subject to "consolidated" regulation, in addition to being subject to regulation on a legal entity basis. Consolidated regulation impacts the regulated entity and its parent holding companies in the U.K, including the regulated entity's ability to pay dividends or distribute capital. The financial resources rules are also being revised by the introduction of the Capital Requirements Directive (the "CRD"), which became applicable to us from January 1, 2008.

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

        In Hong Kong, the Securities and Futures Commission ("SFC") regulates our subsidiary, GFI (HK) Securities LLC, as a Securities Dealer. The compliance requirements of the SFC include, among other things, net capital requirements (known as the Financial Resources Rule) and stockholders' equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with GFI (HK) Securities LLC and requires the registration of such persons.

        In addition, GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority ("HKMA"). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5.0 million Hong Kong dollars.

        In Tokyo, the Japan Securities Dealers Association ("JSDA") regulates GFI Securities Limited's Japanese branch. The JSDA regulates the activities of the officers, directors, employees and other persons affiliated with the branch. This branch is also subject to certain licensing requirements established by the Foreign Securities Firms Law (the "FSFL"). As part of these requirements, GFI Securities Limited's Japanese branch is required to maintain "brought-in" capital, as defined, of 50 million Japanese Yen. The branch is also subject to the net capital rule promulgated by the FSFL, which required that net worth plus "brought-in" capital exceed a ratio of 120.0% of relevant expenditure. In addition, GFI Securities Limited is required to maintain a capital base of 1 billion Japanese Yen.

        In Paris, a branch of GFI Securities Limited was established through the exercise of its passport right to open a branch in an European Economic Area ("EEA") state. The establishment of the branch was approved by the FSA and acknowledged by Banque de France in France. The branch is subject to the conduct of business rules of the Autorite Des Marches Financiers ("AMF") when dealing with resident customers of France and is regulated, in part, by the FSA.

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

        In Korea, GFI Korea Money Brokerage Limited licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum requirement of paid-in-capital of 5 billion Korea Won.

        At December 31, 2007, all of our subsidiaries that are subject to foreign net capital rules were, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

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

        Exchange Memberships.    Through our various subsidiaries, we are members of the following exchanges: International Securities Exchange, Chicago Mercantile Exchange (non-member firm), London Stock Exchange, Eurex, Xetra, Euronext.liffe, Baltic Exchange, IntercontinentalExchange, VirtX and European Energy Exchange.

Employees

        At December 31, 2007, we employed 1,599 employees. Of these employees, 1,037 are brokerage personnel (consisting of 880 brokers and 157 trainees and clerks), 222 are technology and telecommunications specialists and 48 comprise our data and analytics sales, marketing and customer support professionals. Approximately 44% of our employees are based in North America, 40% are based in Europe and the remaining 16% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruption of operations due to labor disagreements.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Competitive Environments.

Economic, political and market factors beyond our control could reduce trading volumes, securities prices and demand for our brokerage services, which could harm our business and our profitability.

        Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. Our business and the brokerage and financial services industry in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, substantial fluctuations in the volume and price levels of securities transactions and changes in and uncertainty regarding tax and other laws. In each of the three years in the period ended December 31, 2007, over 94% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of the following factors, among others, may cause a substantial decline in the U.S. and global financial markets in which we offer our services, resulting in reduced trading volume. These factors include:

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

  •
  legislative and regulatory changes.

        Declines in the volume of trading in the markets in which we operate generally result in lower revenue from our brokerage business. In addition, although less common, some of our brokerage revenues are determined on the basis of the value of transactions or on credit spreads. Therefore, declines in the value of instruments traded in certain market sectors or the tightening of credit spreads could result in lower revenue for our brokerage business. Our profitability would be adversely affected by a decline in revenue because a portion of our costs are fixed. For these reasons, decreases in trading volume or declining prices or credit spreads could have an adverse effect on our business, financial condition or results of operations.

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

        To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and other features of our electronic brokerage platform software, network distribution systems and other technologies. The financial services industry is characterized by rapid technological change, changes in use and client requirements and preferences, frequent product and service introductions employing new technologies and the emergence of new industry standards and practices that could render our existing practices, technology and systems obsolete. In more liquid markets, development by our competitors of new electronic trade execution, STP, affirmation or confirmation functionality or products that gain acceptance in the market could give those competitors a "first mover" advantage that may make it difficult for us to overcome with our own technology. Our success will depend, in part, on our ability to:

  •
  develop, test and implement electronic brokerage platforms that are adopted by our clients and increase the productivity of our brokers and which are desired by our clients;

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

        When a new intermediary enters our markets or the markets become more liquid, the resulting competition or increased liquidity may lead to lower commissions. This may result in a decrease in revenue in a particular market even if the volume of trades we handle in that market has increased. As a result, we seek to broker more trades and increase market share in existing markets and to seek out new markets in which we can charge higher commissions. Pursuing this strategy may require significant management attention and broker expense. We may not be able to attract new clients or successfully enter new markets. If we are unable to continue to identify and exploit new market opportunities on a timely and cost-effective basis, our revenues may decline, which would adversely affect our profitability.

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

  •
  small brokerage firms that focus on specific products or regional markets;

  •
  securities, futures and derivatives exchanges and electronic communications networks; and

  •
  other providers of data and analytics products, including those that offer varying forms of electronic trading of the types of financial instruments in which we specialize.

        Some of our competitors offer a wider range of services, have broader name recognition, have greater financial, technical, marketing and other resources than we have and have larger client bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can, and may be able to undertake more extensive marketing activities. Our competitors may also seek to hire our brokers, which could result in a loss of brokers by us or in increased costs to retain our brokers. In addition to the competitors described above, our large institutional clients may increase the amount of trading they do directly with each other rather than through us, or they may decrease their trading of certain OTC products in favor of exchange-traded products. In either case, our revenues could be adversely affected. If we are not able to compete successfully in the future, our business, financial condition and results of operations would be adversely affected.

        We have experienced intense price competition in our brokerage business in recent years. Some competitors may offer brokerage services to clients at lower prices than we are offering, which may force us to reduce our prices or to lose market share and revenue. In addition, we focus primarily on providing brokerage services in markets for less commoditized financial instruments. As the markets for these instruments become more commoditized, we could lose market share to other inter-dealer brokers, exchanges and electronic multi-dealer brokers who specialize in providing brokerage services in more commoditized markets. We increasingly compete with exchanges for the execution of trades in certain products, mainly in derivatives such as options. If a financial instrument for which we provide brokerage services becomes listed on an exchange or if an exchange introduces a competing product to the products we broker in the OTC market, the need for our services in relation to that instrument could be significantly reduced. Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads.

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

        In addition, recruitment and retention of qualified staff could result in substantial additional costs. We have been and are party to, or otherwise involved in, several litigations and arbitrations involving competitor claims in connection with new employee hires and claims from former employees in connection with the termination of their employment. We may also pursue our rights through litigation when competitors hire our employees who are under contract with us. We are currently involved in several litigations and arbitrations with our competitors relating to new employee hires or departures. We believe such proceedings are common in our industry due to its highly competitive nature. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these claims, we generally incur significant expense and management time dealing with these claims.

Our clients' financial or other problems could adversely affect our business.

        We generally provide brokerage services to our clients in the form of either agency or matched principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for our agency brokerage services. In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, as described in further detail in the Risk Factor captioned "The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched trades could adversely affect our results of operations and balance sheet." Our clients may default on their obligations to us arising from either agency or principal transactions due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could adversely affect our financial condition or results of operations.

        There has been an increasing number of defaults in certain mortgage and asset backed markets that have recently forced a growing number of financial institutions to report losses tied to write-downs of mortgage and asset backed securities. As a result, there is an increased risk that one of our clients or counterparties could fail, shut down, file for bankruptcy or be unable to pay out their positions under certain derivative contracts. The failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or which has significant financial exposure to, or reliance on, the mortgage, asset-backed or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets. It is difficult to predict how long these conditions will continue, whether they will continue to deteriorate and which of our products and services may be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations.

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

        In addition, in recent years, reports in the U.S. and U.K. have suggested weaknesses in the way credit derivatives are assigned by participants in the credit derivative markets. Such reports expressed concern that, due to the size of the credit derivative market, the volume of assignments and the suggested weaknesses in the assignment process, one or more significant defaults by corporate issuers of debt could lead to a market-wide disruption or result in the bankruptcy or operational failure of hedge funds or other market participants. If the credit derivative markets experience a severe market disruption or if there was real or perceived lack of confidence that the credit derivative markets could orderly process one or more significant defaults of corporate issuers of debt, the use of credit derivatives could be reduced and the credit derivative market could be adversely affected and, accordingly, our brokerage revenues in that market could decrease.

Risks Related to Our Operations.

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

        Our business is subject to increasingly extensive government and other regulation and our relationships with our broker-dealer clients may subject us to increasing regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders. The SEC, FINRA, CFTC and other agencies extensively regulate the U.S. financial services industry, including certain of our operations in the United States. Some of our international operations are subject to similar regulations in their respective jurisdictions, including rules made by the FSA in the United Kingdom, regulations overseen by the AMF in France, the SFC in Hong Kong, the MAS in Singapore, the JSDA in Japan and the Ministry of Finance and Economy in Korea. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Some aspects of our business are subject to extensive regulation, including:

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

        If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registrations with FINRA, withdrawal of our authorizations from the FSA or revocation of our registrations with other similar international agencies to whose regulation we are subject. In the past, we have been fined by the NASD for issues relating to late trade reporting. For more details, see "Item 1—Business—Regulations."

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

        For example, the SEC's Regulation NMS, which was adopted in 2005 and became effective in 2007, introduced significant changes to the regulation of trading on securities exchanges and marketplaces. While Regulation NMS has not had a significant impact on our business to date, we will continue to monitor any developments in this area and the potential impact it could have on our business. Further, in April 2004, the European Union adopted MiFID. MiFID replaced the Investment Services Directive and is intended to promote a single market for wholesale and retail transactions in financial instruments. The revised regulations are extensively and broadly similar to that described above for our U.S. regulated subsidiaries and became effective and applicable to us in January 1, 2008. We continue to monitor developments in this area and the potential impacts they may have on our European businesses.

        For a further description of the regulations which may limit our activities, see "Item 1—Business—Regulation."

Our regulated subsidiaries are subject to risks associated with net capital requirements, and we may not be able to engage in operations that require significant capital.

        The SEC, FINRA, FSA, JSDA and various other domestic and international regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, a broker-dealer's net capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. If we fail to maintain the required net capital, we may be subject to suspension or revocation of registration by FINRA or withdrawal of authorization from the FSA, which would have a material adverse effect on our business. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability to pay dividends, repay debt and redeem or purchase shares of our common stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter. We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our net capital requirements, see "Part I-Item 1—Business—Regulation."

Our investments in expanding our brokerage services, electronic brokerage systems and market data and analytics services may not produce substantial revenue or profit.

        We have made, and expect to continue to make, significant investments in our brokerage and market data and analytics services, including investments in personnel, technology and infrastructure, in order to pursue new growth opportunities. With respect to our brokerage services and electronic brokerage systems, we may not receive significant revenue and profit from the hiring of a new broker or the development of a new brokerage desk or electronic brokerage system or the revenue we do receive may not be sufficient to cover the cost of the signing-bonus or the minimum level of compensation that we may have contractually agreed with a newly hired broker or the substantial development expenses associated with creating a new electronic brokerage platform. Even when our personnel hires and systems are ultimately successful, there is typically a transition period before these hires or systems become profitable or increase productivity. In some instances, our clients may determine that they do not need or prefer an electronic brokerage system and the period before the system is successfully developed, introduced and adopted may extend over many months or years. The successful introduction of electronic brokerage system in one market or country does not ensure that the same system will be used or favored by clients in similar markets or other countries. Our continued expansion of brokerage personnel and systems to support new growth opportunities results in on-going transition periods that could adversely affect the levels of our compensation and expense as a percentage of brokerage revenue.

        With respect to our market data and analytics services, we may incur substantial development, sales and marketing expenses and expend significant management effort to create a new product or service. Even after incurring these costs, we ultimately may not sell any or only small amounts of these products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion and development initiatives, the up-front costs associated with them may exceed the related revenue and reduce our working capital and income.

If we are unable to manage the risks of international operations effectively, our business could be adversely affected.

        We provide services and products to clients in Europe, Asia, Australia and Africa through offices in London, Paris, Hong Kong, Seoul, Singapore, Sydney, Tokyo and Cape Town and we may seek to further expand our operations throughout these regions and the Middle-East in the future. For example, in 2008, we intend to provide services and products from offices in Dubai, Tel-Aviv and Dublin. On a geographic basis, approximately 48% and 44% of our total revenues for the years ended December 31, 2007 and 2006, respectively, were generated by our European operations, 42% and 47%, respectively, were generated by our North American operations and 10% and 9%, respectively, were generated by our operations in the Asia-Pacific region. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

  •
  additional regulatory requirements;

  •
  difficulties in recruiting and retaining personnel and managing the international operations;

  •
  potentially adverse tax consequences, tariffs and other trade barriers;

  •
  adverse labor laws, and

  •
  reduced protection for intellectual property rights.

        If we are unable to manage any of these risks effectively, our business could be adversely affected.

        Our international operations also expose us to the risk of fluctuations in currency exchange rates. For example, a substantial portion of our revenue from our London office, our largest international office, is received in Euros and U.S. Dollars, whereas many of our expenses from our London operations are payable in British Pounds. Our risk management strategies relating to exchange rates may not prevent us from suffering losses that would adversely affect our financial condition or results of operations.

We may have difficulty managing our growth effectively.

        We have experienced significant growth in our business activities over the last several years, which has placed, and is expected to continue to place, a significant strain on our management and resources. Continued growth will require continued investment in management and other personnel, facilities, information technology infrastructure, financial and management systems and controls and regulatory compliance control. We may not be successful in implementing all of the processes that are necessary to support our growth, which could result in our expenses increasing faster than our revenues, causing our operating margins and profitability to be adversely affected.

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

        Through our subsidiaries, we provide brokerage services by executing transactions for our clients. An increasing number of these transactions are "matched principal transactions" in which we act as a "middleman" by serving as a counterparty to both a buyer and a seller in matching reciprocal back-to-back trades. These transactions, which generally involve cash equities and bonds, are then settled through clearing institutions with whom we have a contractual relationship.

        In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. Our focus on less commoditized markets exacerbates this risk for us because transactions in these markets tend to be more likely not to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

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

        In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as "out trades," and they create a potential liability for the involved subsidiary of ours. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is generally to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations. In addition, the use of our fully electronic brokerage platforms, such as CreditMatch®, GFI ForexMatch™ and EnergyMatch®, can present these risks because of the potential for erroneous entries by our clients or brokers coupled with the potential that such errors will not be discovered promptly.

In the event of employee misconduct or error, our business may be harmed.

        There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. Employee misconduct could subject us to financial losses and regulatory sanctions and could seriously harm our reputation and negatively affect our business. It is not always possible to deter employee misconduct and the precautions taken to prevent and detect employee misconduct may not always be effective. Misconduct by employees could include engaging in unauthorized transactions or activities, failure to properly supervise other employees, engaging in improper or unauthorized activities on behalf of clients or improperly using confidential information.

        Employee errors, including mistakes in executing, recording or reporting transactions for clients, could cause us to enter into transactions that clients may disavow and refuse to settle, which could expose us to the risk of material losses until the errors are detected and the transactions are unwound or reversed. If our clients are not able to settle their transactions on a timely basis, the time in which employee errors are detected may be increased and our risk of material loss can be increased. Several of our clients have in the past, experienced delays in settling credit derivative transactions that we broker on an agency basis. As with any unsettled transaction, adverse movements in the prices of the securities involved in these transactions before they are unwound or reversed can increase this risk. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms.

We have market risk exposure from unmatched principal transactions entered into by some of our equity and credit product brokerage desks.

        We allow certain of our brokerage desks to enter into a limited number of unmatched principal transactions in the ordinary course of business for the purpose of facilitating clients' execution needs for transactions initiated by such clients or to add liquidity to certain illiquid markets. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions are held before we dispose of the position.

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

Brokerage services involve substantial risks of liability, therefore, we may become subject to risks of litigation.

        Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims regarding quality of trade execution, improperly settled trades, or mismanagement against us. We may become subject to these claims as the result of failures or malfunctions of electronic trading platforms or other brokerage services provided by us, and third parties may seek recourse against us. We attempt to limit our liability to our customers through the use of written or "click-through" agreements, but we do not have such agreements with many of our clients. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could result in our obligation to pay substantial damages.

If we acquire other companies or businesses, or if we hire new brokerage personnel, we may have difficulty integrating their operations.

        To achieve our strategic objectives, we have acquired or invested in, and in the future may seek to acquire or invest in, other companies and businesses. We also may seek to hire brokers for new or existing brokerage desks. These acquisitions or new hires may be necessary in order for us to enter into or develop new product areas or trading systems. Acquisitions and new hires entail numerous risks, including:

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

  •
  failure to achieve financial or operating objectives; and

  •
  potential loss of the clients or key employees of acquired companies and businesses.

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

        In the past, our business has experienced seasonal fluctuations, reflecting reduced trading activity during summer months, particularly in August. We also generally experience reduced activity in December due to seasonal holidays. As a result, our quarterly operating results may not be indicative of the results we expect for the full year. Our operating results may also fluctuate quarter to quarter due to a variety of factors beyond our control such as conditions in the global financial markets, terrorism, war and other economic and political events. Furthermore, we may experience reduced revenues in a quarter due to a decrease in the number of business days in that quarter compared to prior years.

Computer systems failures, capacity constraints and breaches of security could increase our operating costs and cause us to lose clients.

        We internally support and maintain many of our computer systems, trading platforms and networks. Our failure to monitor or maintain these systems, trading platforms and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, would have a material adverse effect on our ability to conduct our operations.

        We also rely and expect to continue to rely on third parties to supply and maintain various computer systems, trading platforms and communications systems, such as telephone companies, online service providers, data processors, clearing organizations, software and hardware vendors and back-up services. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following:

  •
  unanticipated disruptions in service to our clients;

  •
  slower response times;

  •
  delays in our clients' trade execution;

  •
  failed settlement of trades;

  •
  decreased client satisfaction with our services or trading platforms;

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

        Our business depends in part on whether we are able to maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely primarily on trade secret, contract, copyright, trademark and patent law to protect our proprietary technology. However, these protections may not be adequate to prevent third parties from copying or otherwise obtaining and using our proprietary technology without authorization or otherwise infringing on our rights.

        We may also face claims of infringement that could interfere with our ability to use technology that is material to our business operations. We may face limitations or restrictions on the distribution of some of the market data generated by our brokerage desks, which may limit the comprehensiveness and quality of the data we are able to distribute or sell.

        In addition, in the past several years, there has been proliferation of so-called "business method patents" applicable to the computer and financial services industries. There has also been a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until a patent is issued. In light of these factors, it is not economically practicable to determine in advance whether our products or services may infringe the present or future patent rights of others. In addition, although we take steps to protect our technology, we may not be able to protect our technology from disclosure or from other developing technologies that are similar or superior to our technology. Any failure to protect our intellectual property rights could materially and adversely affect our business and financial condition.

If we are unable to adequately protect our intellectual property rights or if we infringe on the rights of others, we could become involved in costly disputes and may be required to pay royalties or enter into license agreements with third parties.

        In the future, we may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. This litigation could result from claims that we are violating the rights of others or may be necessary to enforce our own rights. Any such litigation would be time consuming and expensive to defend or resolve and would result in the diversion of the resources and attention of management, and the outcome of any such litigation cannot be accurately predicted. Any adverse determination in such litigation could subject us to significant liabilities or require us to pay royalties or enter into license agreements with third parties, which we may not be able to obtain on terms acceptable to us or at all.

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

Risks Related to Our Liquidity and Financing Needs.

We may not be able to obtain additional financing, if needed, on terms that are acceptable.

        Our business is dependent upon the availability of adequate funding and sufficient regulatory and clearing capital. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third party clearing organizations in support of our obligations under our contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds, investments from our stockholders and lines of credit made available by commercial banking institutions. We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, and available financing under our 2006 Credit Agreement (described below), will be sufficient to fund our operations for the foreseeable future. However, if for any reason we need to raise additional funds, including for acquisitions or meeting increased clearing capital requirements arising from growth in our brokerage business, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or acquisitions or respond to competitive pressure or unanticipated requirements.

Our credit agreement and our senior notes each contain restrictive covenants which may limit our working capital and corporate activities.

        We are a party to an amended and restated credit agreement with Bank of America N.A. and certain other lenders dated February 24, 2006, as amended (the "2006 Credit Agreement"). In addition, we issued $60.0 million of senior secured notes (the "Senior Notes") which are due January 30, 2013. Our 2006 Credit Agreement and our Senior Notes impose operating and financial restrictions on us, including restrictions which may, directly or indirectly, limit our ability to:

  •
  merge, acquire or dispose of assets;

  •
  incur liens, indebtedness or contingent obligations;

  •
  make investments;

  •
  engage in certain transactions with affiliates and insiders;

  •
  enter into sale and leaseback transactions;

  •
  pay dividends and other distributions over a certain threshold without the approval of our lenders; and

  •
  enter into new lines of businesses that are substantially different from our current lines of business.

        In addition, our 2006 Credit Agreement and our Senior Notes contain covenants that require us to maintain specified financial ratios and satisfy specified financial tests. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional financing, to compete effectively or to take advantage of new business opportunities. We may not be able to remain in compliance with these covenants in the future.

        Our 2006 Credit Agreement and our Senior Notes also contain several events of default, including for non-payment, certain bankruptcy events, covenant or representation breaches or a change in control.

Risks Related to Owning Our Stock

Jersey Partners has significant voting power and may take actions that may not be in the best interest of our other stockholders.

        Jersey Partners Inc. ("JPI"), together with its subsidiaries, in which our chief executive officer and founder, Michael Gooch, is the controlling shareholder, owns approximately 43% of our outstanding common stock. Our president, Colin Heffron, is also a minority shareholder of JPI. As a result, through JPI, Michael Gooch has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of JPI and Michael Gooch. This concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to our other stockholders, including actions that may be supported by our Board of Directors. The trading price for our common stock could be adversely affected if investors perceive disadvantages to owning our stock as a result of this significant concentration of share ownership.

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

        Under our 2006 Credit Agreement and our Senior Notes, a change in control may lead the lenders to exercise remedies such as acceleration of the loan and termination of their obligations to fund additional advances under the revolving credit portion of that facility.

        Our brokerage businesses are heavily regulated and some of our regulators require that they approve transactions which could result in a change of control, as defined by the then-applicable rules of our regulators. The requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.

        In addition, our equity incentive plans contain provisions pursuant to which options or restricted stock units that are unexercisable or unvested may become exercisable or vested as of the date immediately prior to certain change of control events. These provisions could have the effect of dissuading potential acquirers from pursuing merger discussions with us.

If we fail to maintain effective internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, it may have an adverse effect on our business and stock price.

        We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX") and the applicable SEC rules and regulations that require our management to conduct an annual assessment and to report on the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must issue an attestation report addressing the operating effectiveness of the Company's internal controls over financial reporting.

        While our internal controls over financial reporting currently meet all of the standards required by SOX, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock. We cannot be certain as to our ability to continue to comply with the requirements of SOX. If we are not able to continue to comply with the requirements of SOX in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC or FINRA. In addition, should we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, and incur significant expenses to restructure our internal controls over financial reporting, which may have an a material adverse effect on our Company.

We cannot provide assurance that we will continue to declare and pay dividends at all or in any particular amounts and we may elect not to pay dividends in the future.

        Our Board of Directors has declared a special cash dividend in 2008 and has also approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. Our dividend policy may be affected by, among other things, our earnings, financial condition, future capital requirements (including regulatory net capital requirements), level of indebtedness, contractual restrictions with respect to the payment of dividends and our determination to make certain investments or acquisitions. We may depend on dividends, distributions and other payments from our subsidiaries to fund a dividend payment and regulatory and other legal restrictions may limit our ability to transfer funds freely from our subsidiaries. Our ability to declare a dividend is also subject to limits imposed by Delaware corporate law, our 2006 Credit Agreement and our Senior Notes.

The market price of our common stock may fluctuate in the future, and future sales of our shares could adversely affect the market price of our common stock.

        The market price of our common stock has fluctuated in the past and may fluctuate in the future depending upon many factors, including our actual results of operations and perceived prospects and the prospects of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts' recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations.

        Future sales of our common stock also could adversely affect the market price of our common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, new or amended equity incentive plans or otherwise, the market price of our common stock could decline significantly. Moreover, the perception in the public market that these stockholders or JPI might sell shares of common stock could depress the market price of our common stock.

        As of December 31, 2007, we had registered under the Securities Act of 1933, as amended (the "Securities Act"), an aggregate of 239,675 shares of our common stock which are reserved for issuance upon the exercise of outstanding options under our 2000 and 2002 Stock Option Plans. Based on outstanding grants at December 31, 2007, there are 1,545,440 shares of our common stock available for future grants of awards under the 2004 Equity Incentive Plan. In addition, as of December 31, 2007, we had registered under the Securities Act an aggregate of 2,660,053 shares of our common stock available for issuance under our 2004 Equity Incentive Plan in connection with existing and new grants of restricted stock units, stock options or similar types of equity compensation awards to our employees. These shares can be sold in the public market upon issuance, subject to any vesting requirements and restrictions under the securities laws applicable to resales by affiliates. These sales might impact the liquidity of our common stock and might have a dilutive effect on existing stockholders making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our executive headquarters are located at 100 Wall Street, New York, New York 10005, where we occupy approximately 88,000 square feet of leased space, pursuant to a lease that expires on September 30, 2013, unless earlier terminated in accordance with the terms of the lease. JPI is also liable for our obligations under this lease. In June 2007, pursuant to the terms of the lease, we terminated the lease with respect to approximately 51,000 square feet, effective June 30, 2008. We signed a new lease for approximately 89,000 square feet at 55 Water Street, New York, New York, for the period from June 2007 through December 2027. We expect to relocate to the new facility beginning in the second quarter of 2008. Our U.K. offices are located in London at 1 Snowden Street, EC2 2DQ, where we occupy approximately 44,000 square feet pursuant to a lease that expires on March 31, 2015. We also lease office space to support our brokerage operations in New Jersey, Calgary, Texas, Paris, Hong Kong, Singapore, Tokyo, Seoul, Cape Town and Sydney.

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

        In February 2008, our U.K. subsidiary, GFI Holdings Limited ("Holdings"), applied to the High Court in London, England, for a declaration that it was contractually entitled to terminate the employment agreements of three senior brokers in September 2007 by reason of their gross misconduct, repudiatory breaches of contract and breaches of fiduciary duty. Following the termination of their employment in September 2007, the three former employees threatened to bring claims against Holdings in respect of past and future bonuses, stock options and restricted stock units in the aggregate amount of approximately $10.0 million. Holdings is therefore also seeking a declaration that the former employees are not entitled to receive any further bonus payments or payments or benefits of any kind. The former employees have not yet responded to our action but we expect them to file a counterclaim in the amount previously threatened. While we cannot predict the outcome of any litigation, we believe that the former employees were in serious breach of their obligations and are not therefore entitled to any of the amount claimed. Based on currently available information, this matter is not expected to have a material adverse impact on our financial position. However, if the counterclaim succeeds in respect of the full amount previously threatened, this matter may be material to our results of operations or cash flows in a given period.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At a Special Meeting of stockholders, which was held on January 11, 2008 (the "Special Meeting"), our stockholders approved an amendment to our second amended and restated certificate of incorporation to increase the amount of common stock that we are authorized to issue from 100,000,000 shares to 400,000,000 shares.

        The following table sets forth the number of votes cast for, against and those that abstained with respect to the proposal.

For	Against	Abstained
19,853,460	7,933,045	8,554

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
                   ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

        Our common stock has been traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "GFIG" since our initial public offering on January 26, 2005. Prior to that time there was no established public trading market for our common stock. The closing share price for our common stock on February 15, 2008, as reported by on the Nasdaq Stock Market, was $87.08.

        As of February 15, 2008, we had approximately 24 holders of record of our common stock.

        Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of our common stock as reported on Nasdaq.

	High	Low
Year Ended December 31, 2007
First Quarter	$68.47	$55.56
Second Quarter	77.89	65.51
Third Quarter	88.05	65.69
Fourth Quarter	103.16	80.83

	High	Low
Year Ended December 31, 2006
First Quarter	$61.46	$45.45
Second Quarter	65.90	43.54
Third Quarter	58.76	44.54
Fourth Quarter	64.90	52.21

Dividend Policy

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors declared a special cash dividend and has also approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount.

        Any declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our board of directors deems relevant. The Board's ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by the applicable governmental regulators, and (ii) general restrictions imposed on dividend payments under the jurisdiction of incorporation or organization of each subsidiary. Finally, our 2006 Credit Agreement and our Senior Notes limit our ability to pay dividends over a certain threshold without the approval of our lenders and any instruments governing our future indebtedness may also contain various covenants that limit our ability to pay dividends.

Performance Graph

        The following performance graph shows a comparison, from January 25, 2005 (the date our common stock commenced trading on Nasdaq) through December 31, 2007, of the cumulative total return for our common stock, the Nasdaq Composite Stock Index (CCMP), the Nasdaq Other Financial Index (CFIN) and our peer group. The peer group is comprised of ICAP plc, Collins Stewart Tullet plc from January 25, 2005 until December 14, 2006 and Tullet Prebon plc from December 15, 2006 through December 31, 2007 (each of which are listed in the U.K.), Cie Financiere Tradition (a Swiss listed company), MarketAxess Holdings Inc. (MKTX), Espeed Inc. (ESPD), the International Securities Exchange (ISE) from March 8, 2005 (the date of its initial public offering) until

December 19, 2007, Deutsche Boerse Group from December 20, 2007 until December 31, 2007 and the CME.

        Collins Stewart Tullet plc completed a demerger under U.K. law on December 14, 2006 that resulted in the separate listing of Collins Stewart plc and Tullet Prebon plc. Tullet Prebon plc now comprises the inter-dealer brokerage operations of the former Collins Stewart Tullet plc. In future periods, our Peer Group will include the returns of Tullet Prebon plc from and after December 15, 2006. On December 19, 2007, Duetsche Boerse completed its acquisition of ISE. In future periods, our peer group will include the results of Deutsche Boerse Group.

        The performance graph assumes the value of the initial investment in the Company's common stock, each index and the peer group was $100 on January 25, 2005 and that all dividends have been reinvested. Such returns are based on historical results and are not intended to suggest future performance. The returns of each company within the peer group have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

Recent Sales of Unregistered Securities

        For the year ended December 31, 2007, we granted a total of 687,916 restricted stock units ("RSUs") to officers, directors and employees pursuant to our 2004 Equity Incentive Plan. The grant prices of these RSUs ranged from $61.61 to $97.38. These RSUs will be converted into common stock to be issued to our officers, directors and employees on an annual basis over their respective vesting period, which is generally over three years. These RSUs were granted pursuant to exemptions from registration provided by Rule 701 and/or Section 4(2) under the Securities Act.

Purchase of Equity Securities

        The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended December 31, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
October
Stock Repurchase Program (a)	N/A	N/A	N/A	1,173,244
Employee Transactions (b)	23,372	$87.57	N/A	N/A
November
Stock Repurchase Program (a)	N/A	N/A	N/A	1,203,176
Employee Transactions (b)	1,728	$97.38	N/A	N/A
December
Stock Repurchase Program (a)	N/A	N/A	N/A	—
Employee Transactions (b)	6,093	$98.10	N/A	N/A
Total
Stock Repurchase Program (a)	N/A	N/A	N/A	—
Employee Transactions (b)	31,193	$90.17	N/A	N/A

(a)
In August 2007, the Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock on the open market. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company's common stock on the open market from time to time in such amounts as determined by the Company's management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. Any repurchases are also subject to compliance with certain covenants under the 2006 Credit Agreement.

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

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the five years ended December 31, 2007. This selected consolidated financial data should be read in conjunction with "Part II—Item 7—Management's Discussion and Analysis of Financial Condition and Results of

Operation" and with our consolidated financial statements and the notes thereto contained in Part II—Item 8 in this Form 10-K.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands except share and per share data)
Consolidated Statement of Income
Revenues
Brokerage revenues:
Agency commissions	$749,223	$557,895	$391,583	$262,039	$184,920
Principal transactions	188,254	151,220	114,417	101,339	65,237

Total brokerage revenues	$937,477	$709,115	$506,000	$363,378	$250,157
Analytics and market data	19,522	18,651	17,395	16,081	13,143
Contract revenues	215	6,973	—	—	—
Interest income	9,714	9,144	4,637	1,578	1,167
Other income	3,613	3,300	5,560	3,983	1,377

Total Revenues	$970,541	$747,183	$533,592	$385,020	$265,844
Expenses:
Compensation and employee benefits	604,847	465,554	327,345	241,847	166,276
Other expenses	214,956	179,832	121,958	100,019	72,219

Total expenses	819,803	645,386	449,303	341,866	238,495

Income before provision for income taxes	150,738	101,797	84,289	43,154	27,349
Provision for income taxes	55,880	40,719	36,186	20,031	12,885

Net income	$94,858	$61,078	$48,103	$23,123	$14,464

Earnings Per Share
Basic	$3.25	$2.15	$1.80	$1.01	$0.63

Diluted	$3.18	$2.09	$1.74	$0.95	$0.61

Weighted average number of shares outstanding
Basic	29,148,980	28,345,697	26,245,628	16,049,655	16,049,655
Diluted	29,795,197	29,175,928	27,699,325	24,334,003	23,693,418

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands except share and per share data)
Consolidated Statement of Financial Conditions Data:
Cash and cash equivalents	$240,393	$181,484	$144,148	$105,161	$87,299
Total assets (1)	$975,814	$699,609	$576,137	$640,223	$374,809
Total debt, including current portion	$55,291	$90,253	$31,247	$58,841	$47,997
Redeemable convertible preferred stock	$—	$—	$—	$30,043	30,043
Total stockholders' equity	$452,193	$330,469	$238,252	$53,369	$37,778
Selected Statistical Data:
Brokerage personnel headcount (2)	1,037	932	777	560	397
Employees	1,599	1,438	1,151	868	668
Broker productivity for the period (3)	$934	$836	$778	$757	$648
Brokerage Revenues by Geographic Region:
North America	$401,897	$326,436	$256,197	$170,438	$102,920
Europe	449,949	321,308	211,125	172,417	128,743
Asia-Pacific	85,631	61,371	38,678	20,523	18,494

Total	$937,477	$709,115	$506,000	$363,378	$250,157

(1)
Total assets included receivables from brokers, dealers and clearing organizations of $317.8 million, $174.7 million, $208.9 million, $408.2 million and $192.7 million at December 31, 2007, 2006, 2005, 2004 and 2003, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business which have not settled as of their stated settlement dates. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations for these unsettled transactions.

(2)
Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2007, we employed 880 brokers.

(3)
We are presenting broker productivity to show the average amount of revenue generated per broker. Broker productivity is calculated as brokerage revenues divided by average brokerage headcount for the period.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereof in Part II—Item 8 hereof. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in these forward-looking statements. Please see "Forward-Looking Statements" and "Risk Factors" in items 1 and 1A, respectively, of Part I hereof for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Business Environment

        As an inter-dealer broker, our results of operations are impacted by a number of external market factors, including market volatility, organic growth of the derivative and other markets in which we provide our brokerage services, the particular mix of transactional activity in our various products and the competitive environment in which we operate. Outlined below are management's observations of these external market factors during the most recent fiscal period. The factors outlined below are not the only factors that have impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

Market Volatility

        As a general rule, our business benefits from volatility in the markets that we serve, as periods of increased volatility typically coincide with more robust trading by our clients and a higher volume of transactions. Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions. During 2007, the credit and equity markets experienced heightened volatility due to the substantial decline of the U.S. subprime mortgage market and U.S. housing markets, the prospects of a slowing U.S. economy and a reduction in the availability of credit in the later half of the year.

        The bond market experienced significant volatility in 2007 as the subprime market turmoil caused the prices of many bonds and loans to plunge despite corporate defaults remaining low. The revaluing of debt securities led to many banks writing down substantial amounts of mortgage backed and collateralized debt in the second half of 2007. Credit spreads, which were at near historical lows at the beginning of 2007, widened during the year as investors became more cautious.

        The global equity markets experienced considerable volatility throughout the year as demonstrated by historical price volatility on the Chicago Board Options Exchange SPX and Dow Jones Industrial Average ("DJIA") volatility indices. However, despite the credit market turmoil and the resulting global economic concerns, many global equity markets posted gains for the year. The DJIA advanced 6.4% for the year, while the Dow Jones World Index, excluding the U.S., advanced 12%. Equities performed particularly well in emerging markets in Asia and Latin America, while Europe saw mixed results. The resilient nature of the global equity markets were witnessed throughout 2007 as various credit events precipitated large drops in global equity markets, which were followed, in many cases, by significant stock price gains.

        Interest rate and foreign exchange markets experienced moderate to heightened volatility during the year resulting from inflationary and economic uncertainty, as well as the divergence of world monetary policy. The commodity markets continued to be strong as emerging market demand, particularly from China, pushed up commodity prices to record or near-record levels in 2007, with crude oil futures on the New York Mercantile Exchange ending the year at $95.98 a barrel, up over 57% for the year

Growth in Underlying Markets and New Product Offerings

        Our business has historically benefited from growth in the OTC derivatives markets due to either the expansion of existing markets, including increased notional amounts outstanding or increased transaction volumes, or the development of new products or classes of products. The level of growth in these markets is difficult to measure on a quarterly basis as there are only a few independent, objective measures of growth in outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes. Therefore, to help gauge growth in any particular quarter, management also looks to the published results of large OTC derivatives dealers and certain futures exchanges as potential indicators of transactional activity in the related OTC derivative markets.

        The ISDA released the results of a survey in the third quarter of 2007 on notional amounts outstanding in global OTC markets as of June 2007. The survey results showed that the OTC derivative markets continued to experience strong growth in notional amounts outstanding with credit derivatives growing 75% from $26.0 trillion in June 2006 to $45.5 trillion in June 2007. Notional amounts outstanding of interest rate and currency derivatives grew by 38% over the same period from $250.8 trillion to $347.1 trillion, while equity derivatives notional outstanding growth amounted to 57% from $6.4 trillion to $10.0 trillion.

        For several years, exchange traded derivatives have exhibited generally similar growth rates to those of related OTC derivative markets. CME, the New York Mercantile Exchange, IntercontinentalExchange and International Securities Exchange all reported solid growth in transactional volumes during 2007. These exchanges offer trading in futures and other products in several categories, including financial, equity and commodity products. Nevertheless, because there is currently minimal or no exchange-based trading activity of credit futures, exchange-traded volumes are not necessarily an indicator of activity levels of credit products, our largest product segment.

        In addition, newer products and our expansion into growing markets have also contributed to the growth in our brokerage revenues in 2007. Transactions in later generation credit products, such as index exotic, asset backed and loan credit derivatives, have been a driver of growth in the overall credit derivative market during the year. New products have also developed in certain wet and dry freight and property derivative markets in 2007, while the currency and interest rate derivative markets have grown, in part, due to the growth of emerging markets in Eastern Europe and Asia.

Competitive Environment

        Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers was intense throughout 2007, especially in the second half of the year, as other inter-dealer brokers sought to bolster their derivative brokerage capabilities by hiring, or attempting to hire several key brokerage personnel. As a result, compensation and employee benefits as a percentage of revenues will be under pressure, and may increase, in the short term.

Financial Overview

        As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three year period ended December 31, 2007:

  •
  Our revenues have grown from $533.6 million for the year ended December 31, 2005 to $970.5 million for the year ended December 31, 2007. The main factors contributing to our revenue growth were:

  •
  the increase in our brokerage personnel (consisting of brokers, trainees and clerks) from 560 at January 1, 2005 to 1,037 at December 31, 2007;

  •
  a continued focus on, and investment in, growing and higher margin product areas;

  •
  overall volume growth in the markets in which we provide brokerage services;

  •
  the introduction and continued development and expansion of our hybrid brokerage capabilities, including the successful introduction of CreditMatch® in Europe;

  •
  the continued development, marketing and sale of our data and analytical products;

  •
  the opening of new offices, including our Paris and Seoul offices; and

  •
  the acquisitions of the North American operations of Starsupply Petroleum in September 2005 and Amerex Energy in October 2006.

  •
  The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and benefits have grown from $327.3 million for the year ended December 31, 2005 to $604.8 million for the year ended December 31, 2007. The main factors contributing to the growth in the amount of employee compensation and benefits were an increase in bonuses for brokerage personnel and sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements.

  Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. Within this overall compensation and employee benefits, employment costs of our brokerage personnel are the key component. Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Broker performance bonuses increased from $158.8 million for the year ended December 31, 2005 to $303.5 million for the year ended December 31, 2007. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

  Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements. Sign-on bonuses increased from $14.3 million for the year ended December 31, 2005 to $25.3 million for the year ended December 31, 2007. These sign-on bonuses may be paid in the form of cash, RSUs or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years. These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee's employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

        The following table sets forth our consolidated results of operations for the periods indicated:

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$749,223	$557,895	$391,583
Principal transactions	188,254	151,220	114,417

Total brokerage revenues	937,477	709,115	506,000
Analytics and market data	19,522	18,651	17,395
Contract revenue	215	6,973	—
Interest income	9,714	9,144	4,637
Other income	3,613	3,300	5,560

Total revenues	970,541	747,183	533,592

EXPENSES:
Compensation and employee benefits	604,847	465,554	327,345
Communications and market data	44,622	37,300	25,860
Travel and promotion	41,992	32,391	24,652
Rent and occupancy	23,661	20,559	15,450
Depreciation and amortization	24,686	19,021	15,284
Professional fees	17,899	19,152	10,700
Clearing fees	32,732	24,471	13,683
Interest	7,076	6,818	3,635
Other expenses	22,155	14,543	13,890
Contract costs	133	5,819	—
Lease termination costs to affiliate	—	(242)	(1,196)

Total expenses	819,803	645,386	449,303

Income before provision for income taxes	150,738	101,797	84,289
Provision for income taxes	55,880	40,719	36,186

Net income	$94,858	$61,078	$48,103

        The following table sets forth our consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Year ended December 31,
	2007	2006	2005
REVENUES:
Brokerage revenues:
Agency commissions	77.2%	74.7%	73.4%
Principal transactions	19.4	20.2	21.4

Total brokerage revenues	96.6	94.9	94.8
Analytics and market data	2.0	2.5	3.3
Contract revenue	—	1.0	—
Interest income	1.0	1.2	0.9
Other income	0.4	0.4	1.0

Total revenues	100.0%	100.0%	100.0%

EXPENSES:
Compensation and employee benefits	62.3	62.3	61.3
Communications and market data	4.6	5.0	4.8
Travel and promotion	4.3	4.3	4.6
Rent and occupancy	2.4	2.8	2.9
Depreciation and amortization	2.5	2.5	2.9
Professional fees	1.8	2.6	2.0
Clearing fees	3.4	3.3	2.6
Interest	0.7	0.9	0.7
Other expenses	2.3	1.9	2.6
Contract costs	—	0.8	—
Lease termination costs to affiliate	—	0.0	(0.2)

Total expenses	84.5%	86.4%	84.2%

Income before provision for income taxes	15.5%	13.6%	15.8%
Provision for income taxes	5.8	5.4	6.8

Net income	9.8%	8.2%	9.0%

Year ended December 31, 2007 Compared to the Year Ended December 31, 2006

        Net income for the year ended December 31, 2007 was $94.9 million as compared to net income of $61.1 million for the year ended December 31, 2006, an increase of $33.8 million or approximately 55.3%. Total revenues increased by $223.3 million, or 29.9%, to $970.5 million for the year ended December 31, 2007 from $747.2 million for the prior year. Our increased revenues were primarily due to increased brokerage revenues across each of our product categories. Total expenses increased by $174.4 million, or 27.0%, to $819.8 million for the year ended December 31, 2007 from $645.4 million for the prior year. Expenses increased primarily because of increased compensation expense for the year ended December 31, 2007, which was attributable to an increase in performance-based bonus expense as a result of higher revenues, as well as higher sign-on bonus expense.

        The following table sets forth the changes in revenues for the year ended December 31, 2007 as compared to the same period in 2006 (dollars in thousands):

	For the Year Ended December 31,
					Increase (Decrease)
	2007	%*	2006	%*		%**
Revenues
Brokerage revenues:
Credit	$317,724	32.7%	$252,797	33.8%	$64,927	25.7%
Equity	239,534	24.7	173,934	23.3	65,600	37.7
Financial	184,704	19.0	156,267	20.9	28,437	18.2
Commodity	195,515	20.1	126,117	16.9	69,398	55.0

Total brokerage revenues	937,477	96.6	709,115	94.9	228,362	32.2
Other revenues	33,064	3.4	38,068	5.1	(5,004)	(13.1)

Total Revenues	$970,541	100.0%	$747,183	100.0%	$223,358	29.9%

*
Denotes % of total revenues

**
Denotes % change in 2007 as compared to 2006

•
Brokerage Revenues—We offer our brokerage services in four broad product categories: credit, equity, financial and commodity. Below is a discussion on our brokerage revenues by product category.

•
Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 11.7% in 2007 compared to 2006.

•
The increase in credit product brokerage revenues of $64.9 million in 2007 was due to a number of factors, including credit market volatility related to U.S. subprime mortgage market turmoil and inflationary and economic concerns, the continued overall growth in the credit derivatives market, the continued success in Europe of CreditMatch®, our credit derivatives and cash bond trading platform, and increased headcount. Our credit product brokerage personnel headcount increased by 41 to 273 employees at December 31, 2007 from 232 employees at December 31, 2006.

•
The increase in equity product brokerage revenues of $65.6 million in 2007 was primarily due to equity market volatility related to U.S. subprime mortgage turmoil and inflationary and economic concerns, the continued growth of our Paris office, which specializes in cash equities and equity derivatives, strength in our equity derivatives business in the U.K. and Asia, strength in our cash equities business in the U.S. and increased headcount. Our equity product brokerage personnel headcount increased by 35 to 208 employees at December 31, 2007 from 173 employees at December 31, 2006.

    •
    The increase in financial product brokerage revenues of $28.4 million in 2007 was primarily attributable to the growth in emerging market and interest rate derivatives in Asia and Europe and the continued global introduction of GFI ForexMatch™, our currency derivatives electronic trading platform, to our financial product brokerage businesses. In March 2007, we opened an office in Korea which contributed to the growth of our financial product brokerage businesses in Asia. Our financial product brokerage personnel headcount increased by 12 to 274 employees at December 31, 2007 from 262 employees at December 31, 2006.

    •
    The increase in commodity product brokerage revenues of $69.4 million in 2007 was primarily attributable to the full year impact of the acquisition of our Amerex brokerage business in October 2006. In addition, growth in European dry physical freight and dry freight derivatives and U.K. and European electricity also contributed to the increase in overall commodity revenues. Our commodity product brokerage personnel headcount increased by 18 to 283 employees at December 31, 2007 from 265 employees at December 31, 2006.

  •
  Other Revenues

    The decrease in other revenues in 2007 to $33.1 million from $38.1 million in 2006 was primarily related to a decrease in contract revenue of $6.8 million, which was offset by an increase in analytics and market data revenues of $0.9 million. Contract revenue consists primarily of revenues recognized under a long-term contract pursuant to which we developed an online foreign exchange currency trading system and customized it for a customer. During the second quarter of 2006, the project was substantially completed and consequently, we recorded $5.9 million in contract revenues.

Expenses

        The following table sets forth the changes in expenses from year ended December 31, 2007 as compared to the same period in 2006 (dollars in thousands):

	For the Year Ended December 31,
					Increase (Decrease)
	2007	%*	2006	%*		%**
Expenses
Compensation and employee benefits	$604,847	62.3%	$465,554	62.3%	$139,293	29.9%
Communications and market data	44,622	4.6	37,300	5.0	7,322	19.6
Travel and promotion	41,992	4.3	32,391	4.3	9,601	29.6
Rent and occupancy	23,661	2.4	20,559	2.8	3,102	15.1
Depreciation and amortization	24,686	2.5	19,021	2.5	5,665	29.8
Professional fees	17,899	1.8	19,152	2.6	(1,253)	(6.5)
Clearing fees	32,732	3.4	24,471	3.3	8,261	33.8
Interest	7,076	0.7	6,818	0.9	258	3.8
Other expenses	22,155	2.3	14,543	1.9	7,612	52.3
Contract costs	133	—	5,819	0.8	(5,686)	(97.7)
Lease termination costs to affiliate	—	—	(242)	—	242	(100.0)

Total Expenses	$819,803	84.5%	$645,386	86.4%	$174,417	27.0%

*
Denotes % of total revenues

**
Denotes % change in 2007 as compared to 2006

  •
  Compensation and Employee Benefits

  •
  The increase in compensation and employee benefits expenses of $139.3 million in 2007 was primarily attributable to an increase in the number of brokerage personnel from 932 at December 31, 2006 to 1,037 at December 31, 2007 and an increase in brokerage personnel performance bonuses of $72.2 million. The increased performance bonuses were due, in large part, to our overall higher total brokerage revenues.

  •
  Total compensation and employee benefits as a percentage of total revenues remained consistent at 62.3% for each of the years ended December 31, 2007 and 2006. Our compensation and employee benefits as a percentage of our revenue are relatively stable. However, certain of our competitors have been offering significant compensation packages to attract our brokers. As a result, compensation and employee benefits as a percentage of revenues will be under pressure, and may increase, in the short term. We believe that an increase in the use of our hybrid electronic technology brokerage systems and pressure on our competitors to rationalize the increase in their compensation expense should eventually lessen the effect of the competitive pressure on compensation expense.

  •
  Bonus expense represented 53.3% and 52.0% of total compensation and employee benefits expense for the year ended December 31, 2007 and 2006, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 4.3% and 5.2% of total compensation and employee benefits for the years ended December 31, 2007 and 2006, respectively.

  •
  All Other Expenses

  •
  The increase in communications and market data was primarily attributable to the increase in brokerage personnel during 2007 in those areas, such as equities, that rely more heavily on market data systems.

  •
  The increase in travel and promotion was primarily attributable to the increase in brokerage personnel during 2007. Travel and promotion, as a percentage of our total brokerage revenues for the year ended December 31, 2007, decreased slightly to 4.5% from 4.6% for the same period from the prior year.

  •
  The increase in rent and occupancy was primarily due to an increase in rent expense relating to our new primary office space in New York and an increase in repairs and maintenance, which was offset by a decrease in insurance costs for our current leased facilities. We expect that rent and occupancy expense will continue to increase in the future as a result of new leases for office space, including the lease we entered into for our new office space in New York.

  •
  The increase in depreciation and amortization was primarily due to the $2.9 million of accelerated depreciation related to certain long-lived assets to be abandoned at our current office space in New York and amortization expense of intangibles resulting from the acquisition of the Amerex brokerage business. We expect that depreciation and amortization will continue to increase in the future as a result of capital expenditures related to our new office space in New York, as well as our continued investment in software development.

  •
  The increase in clearing fees was partially due to the growth of matched principal brokerage revenues from our Paris equities business. Clearing fees, as a percentage of our total revenues from principal transactions increased to 17.4% for the year ended December 31, 2007 from 16.2% from the same period from the prior year. This increase was partially due to the high cost of clearing fees as a result of the higher number and types of matched principal transactions executed in our Paris office. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

    •
    The increase in other expenses was due to an increase in irrecoverable Value Added Tax related to increased purchases for communications and market data in Europe and increased license fees to third-party software vendors. Additionally, in 2007, we recorded a termination fee of $1.7 million in connection with our decision to terminate a significant portion of our current office lease in New York. See Note 14 to the Consolidated Financial Statements for further discussion on the lease termination.

    •
    The decrease in contract costs was due to the completion of a long-term contract in June 2006. See Other Revenues above for further discussion on the long-term contract.

    •
    Our effective tax rate was 37.1% for the year ended December 31, 2007 as compared to 40.0% for the same period in the prior year. The reduction in the effective tax rate was primarily due to decreases in state and local taxes, as well as a decrease in taxes related to our foreign operations. The reduction in state and local taxes was due, in part, to lower state tax rates and the geographic mix of our earnings. In addition, in 2007, the tax rate was reduced due to the recognition of a $1.4 million previously unrecognized tax benefit due to the lapse in the relevant statute of limitations for the related tax return.

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

        The following table sets forth the changes in revenues for the year ended December 31, 2006 as compared to the same period in 2005 (dollars in thousands):

	For the Year Ended December 31,
					Increase (Decrease)
	2006	%*	2005	%*		%**
Revenues
Brokerage revenues:
Credit	$252,797	33.8%	$219,317	41.1%	$33,480	15.3%
Equity	173,934	23.3	98,795	18.5	75,139	76.1
Financial	156,267	20.9	116,137	21.8	40,130	34.6
Commodity	126,117	16.9	71,751	13.4	54,366	75.8

Total brokerage revenues	709,115	94.9	506,000	94.8	203,115	40.1
Other revenues	38,068	5.1	27,592	5.2	10,476	38.0

Total Revenues	$747,183	100.0%	$533,592	100.0%	$213,591	40.0%

*
Denotes % of total revenues

**
Denotes % change in 2006 as compared to 2005

  •
  Brokerage Revenues

  •
  Broker productivity increased by approximately 7.5% for the year ended December 31, 2006, as compared to the same period from the prior year.

  •
  The increase in credit product brokerage revenues of $33.5 million in 2006 was due to a number of factors, including continued overall growth in the credit derivatives market, the development of new credit products, the sectorization of credit products and the continuing rollout of CreditMatch® in Europe. Our credit product brokerage personnel headcount increased by 9 to 232 employees at December 31, 2006 from 223 employees at December 31, 2005.

  •
  The increase in equity product brokerage revenues of $75.1 million in 2006 was primarily due to the growth of our Paris office, which specializes in cash equities and equity derivatives, and the development of other equity products and increased business from our hedge fund customers. Our equity product brokerage personnel headcount increased by 21 to 173 employees at December 31, 2006 from 152 employees at December 31, 2005.

  •
  The increase in financial product brokerage revenues of $40.1 million in 2006 was primarily attributable to the growth in our Asia-Pacific brokerage operations, global interest rate volatility resulting from economic growth and inflation concerns and the development of new products and existing emerging market products. Our financial product brokerage personnel headcount increased by 28 to 262 employees at December 31, 2006 from 234 employees at December 31, 2005.

  •
  The increase in commodity product brokerage revenues of $54.4 million in 2006 was primarily attributable to the full year impact of the acquisition of our Starsupply business, as well as the acquisition of the North American operations of Amerex Energy in the fourth quarter of 2006, and considerable price volatility in certain commodity markets. Our commodity product brokerage personnel headcount increased by 96 to 265 employees at December 31, 2006 from 169 employees at December 31, 2005.

  •
  Other Revenues

  •
  The increase in other revenues was primarily related to an increase of approximately $7.0 million in contract revenues in connection with a long-term contract provided to the customer. Contract revenue consists primarily of revenues recognized under a long-term contract pursuant to which we developed an online foreign exchange currency trading system and customized it for a customer. During the second quarter of 2006, the project was substantially completed and consequently, we recorded $5.9 million in contract revenues.

Expenses

        The following table sets forth the changes in expenses for the year ended December 31, 2006 as compared to the same period in 2005 (dollars in thousands):

	For the Year Ended December 31,
					Increase (Decrease)
	2006	%*	2005	%*		%**
Expenses
Compensation and employee benefits	$465,554	62.3%	$327,345	61.3%	$138,209	42.2%
Communications and market data	37,300	5.0	25,860	4.8	11,440	44.2
Travel and promotion	32,391	4.3	24,652	4.6	7,739	31.4
Rent and occupancy	20,559	2.8	15,450	2.9	5,109	33.1
Depreciation and amortization	19,021	2.5	15,284	2.9	3,737	24.5
Professional fees	19,152	2.6	10,700	2.0	8,452	79.0
Clearing fees	24,471	3.3	13,683	2.6	10,788	78.8
Interest	6,818	0.9	3,635	0.7	3,183	87.6
Other expenses	14,543	1.9	13,890	2.6	653	4.7
Contract costs	5,819	0.8	—	—	5,819	100.0
Lease termination costs to affiliate	(242)	—	(1,196)	(0.2)	954	(79.8)

Total Expenses	$645,386	86.4%	$449,303	84.2%	$196,083	43.6%

*
Denotes % of total revenues

**
Denotes % change in 2006 as compared to 2005

•
Compensation and Employee Benefits

•
The increase in compensation and employee benefits expenses of $138.2 million in 2006, was primarily attributable to an increase in the number of brokerage personnel from 777 at December 31, 2005 to 932 at December 31, 2006 and an increase in brokerage personnel performance bonuses of $72.5 million. The increased performance bonuses were due, in large part, to our overall higher total brokerage revenues.

•
Total compensation and employee benefits as a percentage of total revenues increased slightly to 62.3% at December 31, 2006 from 61.3% at December 31, 2005. Bonus expense represented 52.0% and 49.5% of total compensation and employee benefits expense for the year ended December 31, 2006 and 2005, respectively. A portion of our bonus expense was subject to contractual guarantees in 2006 that may have required us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 5.2% and 4.4% of total compensation and employee benefits for the years ended December 31, 2006 and 2005, respectively.

•
All Other Expenses

•
The increase in communications and market data systems was primarily attributable to the increase in brokerage desks and brokerage personnel during 2006, including those areas, such as equities, that rely more heavily on market data systems.

•
The increase in travel and promotion was primarily due to an increase in travel and client entertainment costs associated with our brokerage clients during 2006. This expense, as a percentage of our total brokerage revenues decreased slightly to 4.6% in 2006 as compared to 4.9% in 2005. This decrease was primarily due to our efforts to lower costs and the increase in our total brokerage revenues.

    •
    The increase in rent and occupancy expense in 2006 was primarily due to the increase in repairs, maintenance, utilities and insurance expenses resulting from the lease of additional or the replacement of office space in the U.S. and U.K.

    •
    The increase in depreciation and amortization in 2006 was primarily due to the increase in capitalized property and equipment costs, including software development costs, and the amortization of intangibles resulting from the acquisition of Amerex.

    •
    The increase in professional fees during 2006 was primarily due to an increase in professional fees relating to our first year of compliance with the requirements of Section 404 of SOX and costs incurred related to our secondary offering. The increase was also attributable to other non-SOX related audit, tax and consulting fees.

    •
    The increase in clearing fees in 2006 was partially due to the commencement and rapid growth of our equities business in our Paris office, which commenced operations in the first quarter of 2006. In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

    •
    The increase in interest was primarily due to higher interest charges on clearing accounts related primarily to our equity and corporate bond brokerage operations and an increase in interest expense under our credit facility mainly due to the higher level of outstanding net borrowings during the year ended December 31, 2006 as compared to the same period in the prior year.

    •
    Contract costs primarily represent the development and customization cost we incurred under a long-term contract that was substantially completed during the second quarter of 2006 resulting in the recognition of $5.2 million in costs. Additionally, contract costs include $0.6 million of expense incurred from the additional work provided to the customer on a time and material basis.

Results of Segment Operations

        Our operations are managed along three operating segments: North America Brokerage, Europe Brokerage and Asia Brokerage. Our brokerage operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. We aggregated our operating segments into two reportable segments: Brokerage and "All Other". The Brokerage segment includes operations from North America and Europe. The All Other segment captures costs that are not directly assignable to the Brokerage segment, primarily consisting of our corporate business activities and operations from analytics and market data. Additionally, the All Other segment includes our Asia brokerage operations as these brokerage operations do not meet the quantitative threshold for separate disclosure in accordance with Statement of Financial Accounting Standards 131 No., Disclosures About Segments of an Enterprise and Related Information.

        The following tables summarize our revenues, expenses and pre-tax income by segment:

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Revenues:
Brokerage	$852,099	$649,734	$467,827
All Other	118,442	97,449	65,765

Total Consolidated Revenues	$970,541	$747,183	$533,592

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Expenses:
Brokerage	$575,999	$447,315	$313,678
All Other	243,804	198,071	135,625

Total Pre-Tax Income	$819,803	$645,386	$449,303

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Pre-tax Income:
Brokerage	$276,100	$202,419	$154,149
All Other	(125,362)	(100,622)	(69,860)

Total Pre-Tax Income	$150,738	$101,797	$84,289

Year ended December 31, 2007 Compared to the Year Ended December 31, 2006

  •
  Revenues

  •
  Revenues for Brokerage represent revenues generated from transactions in the U.S. and Europe. Total revenues for Brokerage increased by $202.4 million or 31.2%, to $852.1 million for the year ended December 31, 2007 from $649.7 million for the year ended December 31, 2006. The increase in revenues was attributable to an increase in revenues generated from our four product areas. The factors that contributed to the increase in these product areas include the credit market volatility related to the subprime mortgage market concerns, development of new products, the continued success in Europe of CreditMatch® and the growth in European dry physical freight and dry fright derivatives.

  •
  Revenues for All Other primarily consisted of revenues generated from our brokerage operations in Asia and analytics and market data. Total revenues from All Other increased by $21.0 million or 21.6%, to $118.4 million for the year ended December 31, 2007 from $97.4 million for the year ended December 31, 2006. Revenues for our Asia brokerage operations increased by $25.1 million or 41.4%, to $85.7 million for the year ended December 31, 2007 from $60.6 million for the year ended December 31, 2006. Revenues for our analytics and market data increased by $0.8 million or 4.3%, to $19.5 million for the year ended December 31, 2007 from $18.7 million for the year ended December 31, 2006. The increase was primarily due to an increase in subscription and maintenance fees, which was partially offset by a decrease in update fees associated with the licensing of analytical software.

  •
  Expenses

  •
  Total expenses for Brokerage increased by $128.7 million or 28.8%, to $576.0 million for the year ended December 31, 2007 from $447.3 million for the year ended December 31, 2006. The increase was primarily due to an increase in compensation and employee benefits, communications and market data, travel and promotion and clearing fees.

  The Company records certain direct expenses other than compensation and employee benefits to the operating segments, however, the Company does not allocate certain expenses to its operating segments that are managed separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest and other expenses and are included in the expenses for All Other described below. Management does not consider the unallocated costs in its measurement of segment performance.

  •
  Total expenses for All Other increased by $45.7 million or 23.1%, to $243.8 million for the year ended December 31, 2007 from $198.1 million for the year ended December 31, 2006. The increase was primarily due to an increase in rent and occupancy, depreciation and amortization, interest and other expenses. Additionally, we did not allocate these expenses and the provision for income taxes to the individual segment for internal reporting purposes, as we did not believe that allocating these expenses were beneficial in evaluating segment performance.

Year ended December 31, 2006 Compared to the Year Ended December 31, 2005

  •
  Revenues

  •
  Total revenues for Brokerage increased by $181.9 million or 38.9%, to $649.7 million for the year ended December 31, 2006 from $467.8 million for the year ended December 31, 2005. The increase in revenues was attributable to an increase in revenues generated from our four product areas. The factors that contributed to the increase in these product areas include the overall growth in the credit derivatives markets, the development of new products, our operations in the Paris office the full year impact of the acquisition of our Starsupply business, as well as the acquisition of the North American operations of Amerex Energy in the fourth quarter of 2006.

  •
  Revenues for All Other primarily consisted of revenues generated from our brokerage operations in Asia and analytics and market data. Total revenues for All Other increased to $97.4 million for the year ended December 31, 2006 from $65.8 million for the year ended December 31, 2005. Revenues for our Asia brokerage operations increased by $21.9 million or 56.6%, to $60.6 million for the year ended December 31, 2006 from $38.7 million for the year ended December 31, 2005. Revenues for our analytics and market data increased by $1.3 million or 7.5%, to $18.7 million for the year ended December 31, 2006 from $17.4 million for the year ended December 31, 2005. The increase was primarily due to an increase in subscription fees for market data products and the licensing of analytical software, including Fenics Foreign Exchange.

  •
  Expenses

  •
  Total expenses for Brokerage increased by $133.6 million or 42.6%, to $447.3 million for the year ended December 31, 2006 from $313.7 million for the year ended December 31, 2005. The increase was primarily due to an increase in compensation and employee benefits, communications and market data, travel and promotion and clearing fees. See above for

      Consolidated Expenses for further discussion on these areas. Also see below for other expenses that were not allocated to the segments.

    •
    Total expenses for All Other increased by $62.5 million or 46.1%, to $198.1 million for the year ended December 31, 2006 from $135.6 million for the year ended December 31, 2005. The increase was primarily due to an increase in rent and occupancy, depreciation and amortization, interest and other expenses. Additionally, we did not allocate these expenses and the provision for income taxes to the individual segment for internal reporting purposes, as we did not believe that allocating these expenses were beneficial in evaluating segment performance.

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2006 to December 31, 2007. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$186,827	$198,405	$179,466	$184,525	$151,890	$138,961	$130,134	$136,910
Principal transactions	51,366	46,467	42,044	48,377	33,890	34,478	41,792	41,060

Total brokerage revenues	238,193	244,872	221,510	232,902	185,780	173,439	171,926	177,970
Analytics and market data	4,850	4,855	4,491	5,326	4,232	4,954	4,271	5,194
Contract revenue	—	11	204	—	1,092	—	5,881	—
Interest income	2,726	2,589	2,297	2,102	2,366	2,150	2,395	2,233
Other income (loss)	1,590	2,416	(380)	(13)	601	(585)	3,093	191

Total revenues	247,359	254,743	228,122	240,317	194,071	179,958	187,566	185,588

Expenses
Compensation and employee benefits	151,020	158,845	143,474	151,508	122,465	112,543	113,701	116,845
Communications and market data	11,538	11,329	11,299	10,456	10,545	9,799	9,303	7,653
Travel and promotion	13,057	9,929	10,170	8,836	9,242	7,069	8,549	7,531
Rent and occupancy	6,132	6,439	5,529	5,561	5,511	4,594	4,841	5,613
Depreciation and amortization	6,992	6,747	5,720	5,227	6,799	4,338	4,048	3,836
Professional fees	5,539	4,459	4,332	3,569	5,397	4,391	5,320	4,044
Clearing fees	10,200	8,063	6,940	7,529	6,312	5,884	6,798	5,477
Interest	1,522	1,703	2,002	1,849	2,170	1,124	1,772	1,752
Other expenses	6,023	4,574	6,909	4,649	4,046	3,098	3,843	3,556
Contract costs	—	6	127	—	639	—	5,180	—
Lease termination costs to affiliate	—	—	—	—	(57)	(93)	(92)	—

Total expenses	212,023	212,094	196,502	199,184	173,069	152,747	163,263	156,307

Income before provision for taxes	35,336	42,649	31,620	41,133	21,002	27,211	24,303	29,281
Provision for income taxes	10,128	16,746	12,553	16,453	7,593	10,621	10,207	12,298

Net income	$25,208	$25,903	$19,067	$24,680	$13,409	$16,590	$14,096	$16,983

        The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenues
Brokerage revenues:
Agency commissions	75.5%	77.9%	78.7%	76.8%	78.2%	77.2%	69.4%	73.8%
Principal transactions	20.8	18.2	18.4	20.1	17.5	19.2	22.3	22.1

Total brokerage revenues	96.3	96.1	97.1	96.9	95.7	96.4	91.7	95.9
Analytics and market data	2.0	1.9	2.0	2.2	2.2	2.8	2.3	2.8
Contract revenue	—	0.0	0.1	0.0	0.6	—	3.1	—
Interest income	1.1	1.0	1.0	0.9	1.2	1.2	1.3	1.2
Other income (loss)	0.6	0.9	(0.2)	0.0	0.3	(0.4)	1.6	0.1

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	61.1%	62.4%	62.9%	63.0%	63.1%	62.5%	60.6%	63.0%
Communications and market data	4.7	4.4	5.0	4.4	5.4	5.4	5.0	4.1
Travel and promotion	5.3	3.9	4.5	3.7	4.8	3.9	4.6	4.1
Rent and occupancy	2.5	2.5	2.4	2.3	2.8	2.6	2.6	3.0
Depreciation and amortization	2.8	2.6	2.5	2.2	3.5	2.4	2.2	2.1
Professional fees	2.2	1.8	1.9	1.5	2.8	2.4	2.8	2.2
Clearing fees	4.1	3.2	3.0	3.1	3.3	3.3	3.6	3.0
Interest	0.6	0.7	0.9	0.8	1.1	0.6	0.9	0.9
Other expenses	2.4	1.8	3.0	1.9	2.1	1.7	2.0	1.9
Contract costs	—	—	0.1	—	0.3	—	2.8	—
Lease termination costs to affiliate	—	—	—	—	0.0	(0.1)	—	—

Total expenses	85.7%	83.3%	86.1%	82.9%	89.2%	84.7%	87.1%	84.3%

Income before provision for taxes	14.3	16.7	13.9	17.1	10.8	15.3	12.9	15.7
Provision for income taxes	4.1	6.6	5.5	6.8	3.9	5.9	5.4	6.6

Net income	10.2%	10.2%	8.4%	10.3%	6.9%	9.4%	7.5%	9.1%

        The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(dollars in thousands)
Brokerage Revenues:
Credit	$72,632	$87,845	$72,436	$84,811	$61,032	$60,654	$59,838	$71,273
Financial	44,540	49,298	45,865	45,001	39,232	38,605	38,942	39,488
Equity	70,712	59,155	53,284	56,383	44,940	41,426	46,109	41,459
Commodity	50,309	48,574	49,925	46,707	40,576	32,754	27,037	25,750

Total brokerage revenues	$238,193	$244,872	$221,510	$232,902	$185,780	$173,439	$171,926	$177,970

Brokerage Revenues:
Credit	30.5%	35.9%	32.7%	36.4%	32.9%	35.0%	34.8%	40.0%
Financial	18.7	20.1	20.7	19.3	21.1	22.2	22.7	22.2
Equity	29.7	24.2	24.1	24.2	24.2	23.9	26.8	23.3
Commodity	21.1	19.8	22.5	20.1	21.8	18.9	15.7	14.5

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        Throughout the year ended December 31, 2007, we have financed our operations through cash flows from operations, proceeds received from sales of our equity securities and borrowings under our credit facilities. On February 24, 2006, we amended and restated the terms of our 2004 Credit Agreement with the Bank of America and certain lenders, which we refer to as the 2006 Credit Agreement. The 2006 Credit Agreement provided for maximum borrowings to be increased from $80.0 million under the 2004 Credit Agreement to $135.0 million under the 2006 Credit Agreement and extended the expiration date from August 23, 2007 to February 24, 2011. In September 2006, we entered into an agreement that increased the maximum permitted borrowing under the 2006 Credit Agreement to $160.0 million. In January 2008, we amended the 2006 Credit Agreement to increase the maximum permitted borrowing to $265.0 million and we completed a private placement of the Senior Notes. See Note 22 to the Consolidated Financial Statements in Part II—Item 8 for further details on the amendment to the 2006 Credit agreement and the private placement of the Senior Notes.

        Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At December 31, 2007, we had $240.4 million of cash and cash equivalents compared to $181.5 million and $144.1 million at December 31, 2006 and 2005, respectively. The changes to our cash and cash equivalents balances for these periods are due to our operating, investing and financing activities as discussed below.

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the indicated periods.

	For the Year Ended December 31,
	2007	2006	2005
Cash provided by operating activities	$136,034	$72,567	$15,653
Cash used in investing activities	(53,573)	(109,397)	(35,735)
Cash (used in)/provided by financing activities	(23,402)	73,944	58,889
Effects of foreign currency translation adjustment	(150)	222	180

Increase in cash and cash equivalents	$58,909	$37,336	$38,987

        Net cash provided by operating activities increased to $136.0 million for the year ended December 31, 2007, compared with $72.6 million for the same period in the prior year. The improvement is primarily related to our increased net income and the increase in certain non-cash items such as deferred compensation expense, depreciation and amortization and tax benefits from share-based compensation. Additionally, the increase is partially due to the improvement in certain working capital items such as accrued compensation, the net receivable/payables to brokers, dealers and clearing organizations and other liabilities, which was partially offset by an increase in accrued commissions receivable. The increase in accrued commissions receivable balance is related to an increase in agency commission revenue, which increased by 34% for the year ended December 31, 2007 as compared to the same period in the prior year. Additionally, the average number of days to collect receivables increased in the second half of 2007 as compared to the prior year. Net cash provided by operations increased to $72.6 million for the year ended December 31, 2006, compared with $15.7 million from the same period from the prior year. The increase is primarily due to an increase in net income adjusted for non-cash items and amounts utilized for working capital. The $9.9 million utilized for working capital primarily consisted of changes in net receivables to brokers, dealers and clearing organizations and accrued commissions receivables, offset by increases in accrued compensation, income taxes payable and accounts payable and accrued liabilities. The increase in accrued commissions receivable balance is related to an increase in agency commission revenue, which increased by 42% for the year ended December 31, 2006 as compared to the same period in the prior year. Additionally, the average number of days to collect receivables increased slightly during 2006 as compared to the prior year.

        Net cash used in investing activities for the year ended December 31, 2007 was $53.6 million compared to $109.4 million for the same period from the prior year. The decrease in cash used for investing activities was primarily due to a decrease in cash used for business acquisitions, which was offset by an increase in cash used in investing activities such as capital expenditures and other investments. Net cash used in investing activities for the year ended December 31, 2006 increased by $73.7 million from the same period in the prior year. The increase was primarily related to the cash used for business acquisitions.

        Net cash used in financing activities for the year ended December 31, 2007 was $23.4 million compared to $73.9 million provided by the same period in the prior year. The decrease in cash provided by financing activities was primarily due to a decrease in net borrowings and an increase in cash used for repurchases of common stock, which was offset by an increase in cash received from stock option exercises and tax benefits related to share-based compensation. Net cash used in financing activities for the year ended December 31, 2005 reflected net proceeds received from our initial public offering and the exercise of stock options and a warrant, offset by the repayment of loan note payable to JPI, as well as net repayments of amounts under our credit facility.

        Under the 2006 Credit Agreement, loans will bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin determined by our consolidated leverage ratio as defined in the 2006 Credit

Agreement. The 2006 Credit Agreement contains covenants which restrict, among other things, our ability to borrow, pay dividends, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. At December 31, 2007, there was $56.0 million in outstanding borrowings and $7.2 million of outstanding letters of credit under our 2006 Credit Agreement. At December 31, 2007, we had $96.8 million of availability under the 2006 Credit Agreement. Subsequent to year end, we borrowed $165.0 million to fund the acquisition of Trayport, of which $60.0 million was repaid with proceeds from the private placement of the Senior Notes described above. See Note 22 to the Consolidated Financial Statements in Part II—Item 8 for details. We are currently in compliance with all of our obligations under the 2006 Credit Agreement.

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

        Our U.S. broker-dealer, GFI Securities LLC, is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. As of December 31, 2007, GFI Securities LLC had Net Capital, as defined under the Exchange Act, of $49.4 million, which was $49.1 million in excess of its required minimum net capital of $0.3 million.

        GFI Securities Limited and GFI Brokers Limited are subject to the capital requirements of FSA in the United Kingdom. As of December 31, 2007, GFI Securities Limited had financial resources, as defined by the FSA, of $31.9 million, which was $13.9 million in excess of its required financial resources of $18.0 million. As of December 31, 2007, GFI Brokers Limited had financial resources, as defined by the FSA, of $43.3 million, which was $32.4 million in excess of its required financial resources of $10.9 million.

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the "FSFL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain "brought-in" capital, as defined under the FSFL, of 50.0 million Japanese Yen (approximately $0.4 million). In addition, GFI Securities Limited is required to maintain a capital base of 1,000 million Japanese Yen (approximately $9.0 million). GFI Securities Limited's Japanese branch is also subject to the net capital rule promulgated by the FSFL, which requires that net worth, including "brought-in" capital, exceed a ratio of 120.0% of relevant expenditure. At December 31, 2007, GFI Securities Limited and its Japanese branch were in compliance with these capital requirements.

        GFI Securities Limited's Paris branch was established through the exercise of its passport right to open a branch in an EEA state. The establishment of the branch was approved by FSA and acknowledged by Banque de France in France. The branch is subject to the conduct of business rules of AMF when dealing with resident customers of France and is regulated, in part, by the FSA.

        GFI Brokers Limited's Sydney branch is registered as a foreign corporation in Australia and is conditionally exempt from the requirement to hold an Australian financial services license under the Australian Securities and Investments Commission Corporations Act 2001 in respect of the financial services it provides in Australia. This exemption applies to foreign companies regulated by the FSA in accordance with U.K. regulatory standards.

        GFI (HK) Securities LLC is subject to the capital requirements of the SFC in Hong Kong. At December 31, 2007, GFI (HK) Securities LLC had net capital of approximately $0.6 million, which was $0.2 million in excess of its required minimum net capital of $0.4 million.

        GFI (HK) Brokers Ltd. is registered with and regulated by the HKMA. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5.0 million Hong Kong dollars (or approximately $0.7 million). At December 31, 2007, GFI (HK) Brokers Ltd. Had stockholders' equity of 11.4 million Hong Kong dollars (or approximately $1.5 million), which exceeds the minimum requirement by 6.4 million Hong Kong dollars (or approximately $0.8 million).

        In Singapore, the MAS regulates our subsidiary, GFI Group PTE Ltd. Our compliance requirements with the MAS include, among other things, maintaining stockholders' equity of 3.0 million Singapore dollars and monitoring GFI Group PTE Ltd.'s trading practices and business activities. At December 31, 2007, GFI Group PTE Ltd had stockholders' equity of 7.0 million Singapore dollars (approximately $4.8 million), which was 4.0 million Singapore dollars (approximately $2.8 million) in excess of its required stockholders' equity.

        GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5.0 billion Korean Won. At December 31, 2007, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5.0 billion Korean Won (or approximately $5.3 million).

        In June 2007, we signed a new lease which will serve as our primary U.S. office space. We are in the process of building out the new office space and we anticipate that personnel will be relocated beginning in the second quarter of 2008. We anticipate that the aggregate cost of the build out of the new office space and relocation costs will be approximately $30.0 million of which $11.6 million was paid through December 31, 2007. In addition, as of December 31, 2007, we had purchase commitments related to this build out of approximately $14.9 million which is expected to be paid during the first six months of 2008 and is included in our Contractual Obligations and Commitments described below.

        It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board of Directors. See Note 11 to our Consolidated Financial Statements for further discussion of the stock repurchase program.

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors declared a special cash dividend and has also approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. The special cash dividend is payable on March 31, 2008 and it is estimated it will be approximately $14.7 million.

        We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available and our ability to borrow additional funds under our 2006 Credit Agreement, will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of December 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Contractual Obligations
Notes Payable (1)	$56,031	$56,031	$—	$—	$—
Operating Leases (2)	142,095	13,686	23,429	20,908	84,072
Purchase Obligations (3)	32,848	29,097	3,751	—	—

Total	$230,974	$98,814	$27,180	$20,908	$84,072

(1)
Amounts listed under Notes Payable represent outstanding borrowings under our 2006 Credit Agreement and vary from the notes payable reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees. Amounts listed under Notes Payable also include interest due of $31, which was paid in January 2008. Additionally, in January 2008, we borrowed $165,000 under the 2006 Credit Agreement to fund the acquisition of Trayport, of which $60,000 was repaid with the proceeds from the private placement. See Notes 9 and 22 to the Consolidated Financial Statements in Part II—Item 8 for further details regarding the 2006 Credit Agreement and the private placement, respectively.

(2)
Amounts listed under Operating Leases include the future minimum rental commitments relating to a twenty-year lease that we entered into for our current primary U.S. office space in June 2007. At December 31, 2007, the total minimum rental commitments under this lease totaled $93,737, with $7,635 due within one to three years, $8,074 due within three to five years and $78,028 due in more than five years. Additionally, amounts listed under Operating Leases included $1,684 to be paid in June 2008 to terminate certain leases for office space in New York. See Note 14 to the Consolidated Financial Statements in Part II—Item 8 for further details.

(3)
Amounts listed under Purchase Obligations include agreements for market data with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures for office build-out of our new office space in the U.S. and other purchase commitments for capital expenditures. See Note 14 to our Consolidated Financial Statements in Part II—Item 8 for further details.

As disclosed in Note 10 to the Consolidated Financial Statements, we have unrecognized tax benefits of approximately $6.5 million (net of the federal benefit on state issues) after recognizing the impact of the adoption of Financial Accounting Standards Board Interpretation No. 48, Uncertainty in Income Taxes, an interpretation of SFAS No. 109 ("FIN 48"). Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities which have not been paid are excluded from the Contractual Obligations and Commitments table.

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

Critical Accounting Policies and Estimates

General

        This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ materially from these estimates under different assumptions or conditions.

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

Revenue Recognition

        We provide brokerage services to our clients in the form of either agency or principal transactions. In agency transactions, we charge commissions for executing transactions between buyers and sellers. We earn revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transaction revenue is primarily derived from matched principal transactions. In matched principal transactions, we simultaneously agree to buy instruments from one party and sell them to another. Certain of our brokerage desks enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating our clients' execution needs or to add liquidity to certain illiquid markets. These unmatched positions are intended to be held short term. Brokerage revenues and related expenses from agency and principal transactions are recognized on a trade date basis. We do not receive actual payment of the commissions or the net spread until the specific account receivable is collected in an agency transaction or until the specific settlement date in a principal transaction.

        We evaluate the level of our allowance for doubtful accounts based on the length of time receivables are past due and our historical experience. Also, if we are aware of a client's inability to meet its financial obligations, we record a specific provision for doubtful accounts in the amount of the estimated losses which will result from the inability of that client to meet its financial obligation. The amount of the provision will be charged against the amounts due, reducing the receivable to the amount we reasonably believe will be collected. If the financial condition of one of our clients were to deteriorate, resulting in an impairment of its ability to make payments, an additional provision could be required. Due to changing economic business and market conditions, we review the provision monthly and make changes to the provision as appropriate. Our allowance for doubtful accounts at December 31, 2007 was $4.2 million.

Software Development Capitalization—Internal-Use Software

        We capitalize certain costs of software developed or obtained for internal use in accordance with the Statement of Position ("SOP") 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use. We capitalize software development costs when application development begins and it is probable that the project will be completed and the software will be used as intended. Costs associated with preliminary project stage activities, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalized personnel costs are limited to time directly spent on such projects. Capitalized costs are ratably amortized, using the straight-line method, over the estimated useful lives which are typically over three years. Our judgment as to which costs to capitalize, when to begin capitalizing such costs and what period to amortize the costs over, may materially affect our results of operations. If management determines that the fair value of the software is less than the carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

Goodwill and Intangible Assets

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

        Effective January 1, 2007, we adopted FIN 48. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2007, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

        We are subject to regular examinations by the Internal Revenue Service, taxing authorities in foreign countries, and states in which we have significant business operations. We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from on-going and subsequent years' examinations. Included in our current tax expense are charges to accruals for expected tax assessments in accordance with SFAS No. 5, Accounting for Contingencies. The resolution of these tax matters could have a material impact on our effective tax rate.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standards Board ("FASB") issued Financial Standards Position ("FSP") FAS 157-b which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at lease annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS 157 on January 1, 2008 except as it applies to those nonfinancial assets and liabilities within the scope of FSP FAS 157-b. The adoption of SFAS 157 as it relates to financial assets and liabilities did not have a material impact on our consolidated financial statements. We will adopt SFAS 157 for those nonfinancial assets and liabilities as noted in FSP FAS 157-b on January 1, 2009. We are currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities will have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. We adopted SFAS 159 on January 1, 2008 and we did not elect to apply the fair value option to any specific financial assets or liabilities. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and we will adopt SFAS 160 on January 1, 2009. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (where a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which we obtain control of one or more businesses, including those sometimes referred to as "true-mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations that we engage in will be recorded and disclosed following the existing GAAP until January 1, 2009. We are currently evaluating the impact of adopting SFAS 141(R) on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISLOSURE ABOUT MARKET RISK

        In the normal course of business, we are exposed to foreign currency exchange rate fluctuations related to our international brokerage operations, changes in interest rates which impact our variable-rate debt obligations, credit risk associated with potential non-performance by counterparties or customers and market risk associated with our principal transactions. Our risk management strategy with respect to certain of these market risks includes the use of derivative financial instruments. We use derivatives only to manage existing underlying exposures of the Company. Accordingly, we do not use derivative contracts for speculative purposes. Our market risks, risk management strategy, and a sensitivity analysis estimating the effects of changes in fair values for exposures relating to foreign currency and interest rate exposures are outlined below.

Foreign Currency Exposure Risk

        We are exposed to risks associated with changes in foreign exchange rates. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward and foreign exchange collar contracts ("Foreign Exchange Derivative Contracts") to mitigate our exposure to foreign currency exchange rate fluctuations. Certain of these Foreign Exchange Derivative Contracts were designated and qualified as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. At December 31, 2007, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges.

        We are also exposed to counterparty credit risk for nonperformance of Foreign Exchange Derivative Contracts and in the event of nonperformance, to market risk for changes in currency rates. The counterparties with whom we execute foreign exchange derivative contracts are major international financial institutions. We monitor our positions with, and the credit quality of, these financial institutions and we do not anticipate nonperformance by the counterparties.

        While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro and the British Pound strengthened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $8.5 million as of December 31, 2007.

Interest Rate Risk

        We had $56.0 million in variable-rate debt outstanding at December 31, 2007. These debt obligations are subject to fluctuations in interest rates, which impact the amount of interest we must pay. If variable interest rates were to increase by 0.50%, the annual impact to our net income would be a reduction of approximately $0.2 million.

Credit Risk

        Credit risk arises from potential non-performance by counterparties of our matched principal business, as well as from nonpayment of commissions by customers of our agency brokerage business. We have established policies and procedures to manage our exposure to credit risk. We maintain a thorough credit approval process to limit exposure to counterparty risk and employ stringent monitoring to control the market and counterparty risk from our matched principal business. Our brokers may only execute transactions for clients that have been approved by our credit committee following review by our credit department. Our credit approval process includes verification of key financial information and operating data and anti-money laundering verification checks. Our credit review process includes consideration of independent credit agency reports and a visit to the entity's premises, if necessary. We have developed and utilize a proprietary, electronic credit risk monitoring system.

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

Principal Transactions

        Through our subsidiaries, we execute matched principal transactions in which we act as a "middleman" by serving as counterparty to both a buyer and a seller in matching back-to-back trades. These transactions are then settled through a third-party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. In a limited number of circumstances, we may settle a principal transaction on a free of payment basis or by physical delivery of the underlying instrument.

        The number of matched principal trades we execute has continued to grow as compared to prior years. Matched principal trades in the less liquid markets on which we focus are less likely to settle on a timely basis than transactions in more liquid markets. Receivables from brokers, dealers and clearing organizations and payables to brokers, dealers and clearing organizations on our Consolidated Statements of Financial Condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. Our experience has been that substantially all of these transactions ultimately settle.

        Matched principal transactions expose us to risks. In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. Our focus on less liquid and OTC markets exacerbates this risk for us because transactions in these markets are less likely to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

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

        In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as "out trades," and they create a potential liability for us. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is generally to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations.

        In addition, liability for unmatched trades could adversely affect our results of operations and balance sheet. We allow certain of our brokerage desks to enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating clients' execution needs or to add liquidity to certain illiquid markets. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms of the instruments brokered, and the amount of time the positions are held before we dispose of the position. We do not track our exposure to unmatched positions on an intra-day basis; however, we attempt to mitigate our market risk on these positions by hedging our exposure. These unmatched positions are intended to be held short term. However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to match the position and we may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the accompanying consolidated statements of financial condition of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GFI Group Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE AND TOUCHE LLP

New York, New York
February 28, 2008

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share and per share amounts)

	December 31
	2007	2006
ASSETS
Cash and cash equivalents	$240,393	$181,484
Deposits with clearing organizations	8,462	7,973
Accrued commissions receivable, net	169,119	120,731
Receivables from brokers, dealers and clearing organizations	317,849	174,693
Property, equipment and leasehold improvements, net	56,142	41,396
Goodwill	93,709	91,891
Intangible assets, net	11,981	14,833
Other assets	78,159	66,608

TOTAL ASSETS	$975,814	$699,609

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued compensation	$174,472	$128,047
Accounts payable and accrued expenses	40,287	31,336
Payables to brokers, dealers and clearing organizations	194,736	84,995
Notes payable, net	55,291	90,253
Other liabilities	58,835	34,509

Total Liabilities	$523,621	$369,140

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 29,547,594 and 28,698,505 shares issued at December 31, 2007 and 2006, respectively	295	287
Additional paid in capital	262,893	224,442
Retained earnings	196,284	105,868
Treasury stock, 100,000 common shares at cost	(7,076)	—
Accumulated other comprehensive loss	(203)	(128)

Total Stockholders' Equity	452,193	330,469

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$975,814	$699,609

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2007	2006	2005
REVENUES:
Brokerage revenues:
Agency commissions	$749,223	$557,895	$391,583
Principal transactions	188,254	151,220	114,417

Total brokerage revenues	937,477	709,115	506,000
Analytics and market data	19,522	18,651	17,395
Contract revenue	215	6,973	—
Interest income	9,714	9,144	4,637
Other income	3,613	3,300	5,560

Total revenues	970,541	747,183	533,592

EXPENSES:
Compensation and employee benefits	604,847	465,554	327,345
Communications and market data	44,622	37,300	25,860
Travel and promotion	41,992	32,391	24,652
Rent and occupancy	23,661	20,559	15,450
Depreciation and amortization	24,686	19,021	15,284
Professional fees	17,899	19,152	10,700
Clearing fees	32,732	24,471	13,683
Interest	7,076	6,818	3,635
Other expenses	22,155	14,543	13,890
Contract costs	133	5,819	—
Lease termination costs to affiliate	—	(242)	(1,196)

Total Expenses	819,803	645,386	449,303

INCOME BEFORE PROVISION FOR INCOME TAXES	150,738	101,797	84,289
PROVISION FOR INCOME TAXES	55,880	40,719	36,186

NET INCOME	$94,858	$61,078	$48,103

EARNINGS PER SHARE
Basic	$3.25	$2.15	$1.80
Diluted	$3.18	$2.09	$1.74
WEIGHTED AVERAGE SHARES OUSTANDING BASIC
Class A common stock	—	—	484,426
Common stock	29,148,980	28,345,697	25,761,202
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED	29,795,197	29,175,928	27,699,325

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2007	2006	2005
NET INCOME	$94,858	$61,078	$48,103
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on foreign derivative exchange contracts, net of tax	—	1,827	5,353
Foreign currency translation adjustment, net of tax	(150)	222	180
Unrealized gain on available-for-sale securities, net of tax	75	—	—

COMPREHENSIVE INCOME	$94,783	$63,127	$53,636

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,858	$61,078	$48,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,686	19,021	15,284
Provision for doubtful accounts	1,751	(27)	649
Deferred compensation	21,787	12,708	4,110
(Benefit from) provision for deferred taxes	124	(5,381)	9,666
Loss on foreign currency exchange for notes payable	—	1,381	93
(Gain)/Loss on derivative contracts	12,558	5,156	(5,314)
Lease termination payable to affiliate	—	(242)	(1,195)
Tax benefit related to share-based compensation	(16,896)	(11,705)	—
Other non-cash charges, net	549	520	400
(Increase) decrease in operating assets:
Deposits with clearing organizations	(489)	(149)	1,009
Accrued commissions receivable	(49,574)	(20,578)	(40,098)
Receivables from brokers, dealers and clearing organizations	(143,155)	34,245	199,303
Other assets	(2,163)	(13)	(44,003)
Increase (decrease) in operating liabilities:
Accrued compensation	46,425	31,482	24,531
Accounts payable and accrued expenses	8,890	8,256	516
Payables to brokers, dealers and clearing organizations	109,741	(80,771)	(210,298)
Other liabilities	26,942	17,586	13,600
Cash paid to affiliate for lease termination	—	—	(703)

Cash provided by operating activities	136,034	72,567	15,653

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	(2,754)	(84,452)	(19,631)
Purchase of available-for-sale securities	(5,498)	—	—
Purchases of other investments, net	(3,854)	(2,697)	—
Purchase of property, equipment and leasehold improvements	(33,804)	(21,310)	(18,740)
Proceeds/(disbursements) from foreign exchange derivative contracts	(7,663)	(938)	2,636

Cash used in investing activities	(53,573)	(109,397)	(35,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(70,486)	(70,000)	(68,500)
Proceeds from notes payable	35,300	128,000	49,712
Repurchases of common stock	(7,076)	—	—
Repayment of loan notes payable	—	—	(9,250)
Payment of loan fees	—	(613)	—
Issuance of common stock	—	—	73,651
Proceeds from exercises of stock options and a warrant	8,382	8,428	13,276
Cash paid for taxes on vested restricted stock units	(6,418)	(3,576)	—
Tax benefit related to share-based compensation	16,896	11,705	—

Cash provided by/(used in) financing activities	(23,402)	73,944	58,889

Effects of foreign currency translation adjustment	(150)	222	180
INCREASE IN CASH AND CASH EQUIVALENTS	58,909	37,336	38,987
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	181,484	144,148	105,161

CASH AND CASH EQUIVALENTS, END OF PERIOD	$240,393	$181,484	$144,148

SUPPLEMENTAL DISCLOSURE:
Interest paid	$6,869	$6,076	$3,540
Income taxes paid, net of refunds	$37,394	$17,578	$33,211

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Convertible Preferred Stock	Class A Common Stock	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2004	$29,069	$59	$102	$35,162	$—	$(3,313)	$(7,710)	$53,369
Issuance of common stock for exercise of stock options and a warrant	—	—	11	13,265	—	—	—	13,276
Proceeds from issuance of common stock	—	—	40	73,611	—	—	—	73,651
Conversions of equity	(29,069)	(59)	126	59,045	—	—	—	30,043
Tax benefits associated with share-based awards	—	—	—	10,167	—	—	—	10,167
Foreign currency translation adjustment	—	—	—	—	—	—	180	180
Unrealized gains on foreign exchange derivative contracts	—	—	—	—	—	—	5,353	5,353
Deferred compensation	—	—	—	4,110	—	—	—	4,110
Net income	—	—	—	—	—	48,103	—	48,103

BALANCE, DECEMBER 31, 2005	—	—	279	195,360	—	44,790	(2,177)	238,252
Issuance of common stock for exercise of stock options and vesting of restricted stock units	—	—	8	8,420	—	—	—	8,428
Withholding of restricted stock units in satisfaction of tax requirements	—	—	—	(3,751)	—	—	—	(3,751)
Tax benefits associated with share-based awards	—	—	—	11,705	—	—	—	11,705
Foreign currency translation adjustment	—	—	—	—	—	—	222	222
Unrealized gains on foreign derivative exchange contracts	—	—	—	—	—	—	1,827	1,827
Deferred compensation	—	—	—	12,708	—	—	—	12,708
Net income	—	—	—	—	—	61,078	—	61,078

BALANCE, DECEMBER 31, 2006	—	—	287	224,442	—	105,868	(128)	330,469
Purchase of shares of treasury stock	—	—	—	—	(7,076)	—	—	(7,076)
Adoption of FIN 48	—	—	—	—	—	(4,442)	—	(4,442)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	—	—	8	8,376	—	—	—	8,384
Withholding of restricted stock units in satisfaction of tax requirements	—	—	—	(8,608)	—	—	—	(8,608)
Tax benefits associated with share-based awards	—	—	—	16,896	—	—	—	16,896
Foreign currency translation adjustment	—	—	—	—	—	—	(150)	(150)
Unrealized gains on securities, net of tax	—	—	—	—	—	—	75	75
Deferred compensation	—	—	—	21,787	—	—	—	21,787
Net income	—	—	—	—	—	94,858	—	94,858

BALANCE, DECEMBER 31, 2007	$—	$—	$295	$262,893	$(7,076)	$196,284	$(203)	$452,193

See notes to consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

        The consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the "Company"). The Company, through its sole wholly-owned subsidiary GFInet inc. ("GFInet"), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company's principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC and Fenics Limited and subsidiaries ("Fenics"). As of December 31, 2007, Jersey Partners, Inc. ("JPI") owns approximately 43% of the Company's outstanding shares of common stock. The Company's chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the consolidated financial statements. Management believes that the estimates utilized in the preparation of the consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

        Principal Transactions—Principal transaction revenue is primarily derived from matched principal transactions. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. A limited number of brokerage desks are allowed to enter into unmatched principal transactions in the ordinary course of business for the purpose of facilitating clients' execution needs for transactions initiated by such clients or to add liquidity to certain illiquid markets. These unmatched positions are intended to be held short term. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered.

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

        Analytics and Market Data Revenue Recognition—Analytics revenue consists primarily of fees for licenses of software products on a subscription basis, which is generally over two years. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Subscription fees are recognized on a straight-line basis over the term of the subscription period, which is generally two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

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

        Long-Term Construction Type Contract—During 2006, the Company was party to a long-term construction type contract pursuant to which the Company developed an on-line currency trading system and customized it for the customer. The Company accounted for such contract using the completed-contract method in accordance with Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts," ("ARB No. 45") and with the applicable guidance provided by SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts ("SOP 81-1"). Under the completed contract method, the revenues and expenses are deferred and netted on the balance sheet until such time when the project is substantially complete. SOP 81-1 states that a contract is considered substantially complete when only inconsequential actions remain incomplete, the remaining costs in comparison to the total costs to be incurred are immaterial and the potential risk is insignificant in amount. During the second quarter of 2006, the contract was considered substantially complete and the related revenues and expenses were recognized.

        Subsequent to the completion of this long-term contract, the Company entered into contracts with the same customer to provide additional work on a time and materials basis. The additional contracts are considered extensions of the long-term construction type contract and they are accounted for under the completed contract method as they are short-term in nature.

        Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In the event the Company determines that the value of goodwill has become impaired, it will incur a charge for the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

amount of impairment during the fiscal quarter in which such determination is made. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

        Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the contract between the Company and the employee provides for the return of proportionate amounts outstanding if employment is severed prior to the termination of the contract. Amortization is calculated using the straight-line method over the term of the contract, which is generally over three years. These forgivable loans have interest rates of up to 4.5%. The Company expects to fully recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the expiration of the contract. The prepaid bonuses and forgivable loans are included in other assets in the Consolidated Statements of Financial Condition.

        Investments—The Company accounts for equity investments where it holds more than 20 percent of the outstanding shares of the investee's stock under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"). The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. The Company reviews its equity method investments periodically for indicators of impairment. At December 31, 2007, the Company had equity method investments with a carrying value of $3,984. The equity method investments at December 31, 2006 were minimal. For investments that the Company holds less than 20% of the outstanding shares of the investee's stock or for which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for using the cost method under APB 18. The Company monitors cost basis investments for impairment periodically based on qualitative and quantitative information. The Company had cost method investments of $1,907 and $2,697 at December 31, 2007 and 2006, respectively.

        The Company accounts for its marketable equity securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized currently in other income. Investments designated as available-for-sale are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. The fair value of the Company's available-for-sale securities was $5,606 as of December 31, 2007. The Company had no available-for-sale securities as of December 31, 2006.

        All of the Company's investments are included in other assets in the Consolidated Statements of Financial Condition.

        Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. During 2007, none of these contracts were designated as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). Contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Consolidated Statement of Income. In prior periods, certain of the Company's foreign exchange derivative contracts were designated and qualified as foreign currency cash flow hedges under SFAS No. 133. For those foreign

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

exchange derivative contracts, the Company reclassified the related gains and losses included in accumulated other comprehensive loss into earnings at the time the hedged transactions were recognized. The Company measured effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of the hedges, if any, was included in other income. There was no portion of the derivative instruments' gains or losses excluded from the assessment of effectiveness.

        Income Taxes—In accordance with SFAS No. 109, Accounting for Income Taxes, the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 ("FIN 48"). It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

        Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income.

        Share-Based Compensation—The Company's share-based compensation consists of stock options and restricted stock units ("RSUs"). The Company adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)") during the first quarter of 2006, using the modified prospective approach. SFAS 123(R) revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under SFAS 123(R), actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows. In recent periods, the only share-based compensation issued by the Company has been RSUs. The Company records the fair value of the RSUs at the date of grant as deferred compensation and amortizes it to compensation expense over the vesting period of the grants.

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

        The following pro forma financial information shows the effect, net of tax, on net income as if the fair value method had been applied for the year ended December 31, 2005:

2005
Net income—as reported	$48,103
Add:
Effect of stock-based employee compensation included in reported net income, net of tax	2,561
Deduct:
Total stock-based employee compensation determined under fair value method, net of tax	(2,690)

Net income—pro forma	$47,974

Basic earnings per share—as reported	$1.80
Basic earnings per share—pro forma	$1.79
Diluted earnings per share—as reported	$1.74
Diluted earnings per share—pro forma	$1.73

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Financial Standards Position ("FSP") FAS 157-b which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at lease annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 on January 1, 2008 except as it applies to those nonfinancial assets and liabilities within the scope of FSP FAS 157-b. The adoption of SFAS 157 as it relates to the financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS 157 for those nonfinancial assets and liabilities as noted in FSP FAS 157-b on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities will have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value option to any specific financial assets or liabilities. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true-mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 141(R) on its consolidated financial statements.

3. DEPOSITS WITH CLEARING ORGANIZATIONS

        The Company maintains cash deposits at various clearing companies and organizations that perform clearing and custodial functions for the Company.

4. ACCRUED COMMISSIONS RECEIVABLE

        Accrued commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and derivative brokerage transactions. In estimating the allowance for doubtful accounts, management considers the length of time receivables are past due and historical experience. In addition, if the Company is aware of a client's inability to meet its financial obligations, a specific provision for doubtful accounts is recorded in the amount of the estimated losses which will result from the inability of that client to meet its financial obligation. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $4,173 and $3,547 as of December 31, 2007 and 2006, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

        Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	December 31,
	2007	2006
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$272,885	$80,837
Balance receivable from clearing organizations and financial institutions	44,964	93,856

Total	$317,849	$174,693

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$185,404	$72,394
Balance payable to clearing organizations	450	566
Payable to financial institutions	8,882	12,035

Total	$194,736	$84,995

        Substantially all open fail to deliver and fail to receive transactions at December 31, 2007 and 2006 have subsequently settled at the contracted amounts.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consist of the following:

	Year Ended December 31,
	2007	2006
Software	$68,154	$53,612
Computer equipment	19,818	15,960
Leasehold improvements	29,895	17,180
Communications equipment	12,797	11,694
Furniture and fixtures	5,049	4,511
Automobiles	253	181

Total	135,966	103,138
Accumulated depreciation and amortization	(79,824)	(61,742)

Property, equipment, and leasehold improvements less accumulated depreciation and amortization	$56,142	$41,396

        During 2007, in connection with the Company's decision to move its headquarters to new office space in New York in the first half of 2008, the Company accelerated the depreciable lives of certain assets to be abandoned at its current office space to their estimated useful lives. Total accelerated depreciation relating to the fixed assets to be abandoned is $5,602 (or approximately $3,415 net of tax), of which $2,871 (or approximately $1,723 net of tax) was recorded during the year ended December 31, 2007 and $1,365 (or approximately $846 net of tax) will be recorded in each of the first and second quarters of 2008. See Note 14 for additional information on the move to the new facility.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        During the years ended December 31, 2007 and 2006, the Company removed from its consolidated financial statements $843 and $4,312, respectively, of fully depreciated or almost fully depreciated fixed assets that were no longer in use and the related accumulated depreciation. Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was $18,925, $13,949 and $12,807, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

        On March 23, 2007, the Company completed the acquisition of all of the outstanding shares of Century Chartering (UK) Limited for approximately £2,306 (or approximately $4,516), including cash acquired of $1,762 and $46 of direct transaction costs related to the acquisition. This acquisition was accounted for as a purchase business combination. Assets acquired were recorded at their fair value as of March 23, 2007. The results of the acquired company have been included in the consolidated financial statements since acquisition. Management determined the fair value of the identifiable intangible assets acquired based upon an independent valuation model. The purchase price was allocated as follows:

		Useful Life
Assets:
Cash	$1,762
Intangible assets subject to amortization-
Trademark and trade name	44	2 Years
Customer relationships	349	6 Years
Covenants not to compete	89	2 Years
Other assets	784
Goodwill	1,818

Total assets acquired	$4,846
Liabilities:
Accounts payable and accrued expense	249
Other liabilities	81

Total liabilities assumed	330

Net Assets Acquired	$4,516

        Total acquired intangible assets that are subject to amortization totaled $482 and have a weighted-average useful life of approximately 4.9 years.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        Changes in the carrying amount of the Company's goodwill for the years ended December 31, 2006 and 2007 were as follows:

	Brokerage	All Other	Total
Balance as of December 31, 2005	$13,823	$12,860	$26,683
Goodwill acquired during the year	65,175	33	65,208

Balance as of December 31, 2006	78,998	12,893	91,891
Goodwill acquired during the year	1,818	—	1,818

Balance as of December 31, 2007	$80,816	$12,893	$93,709

        Based on the results of its annual impairment tests, the Company determined that no impairment of goodwill existed as of January 1, 2008, 2007 and 2006. The Company will continue to evaluate goodwill on an annual basis as of the beginning of its new fiscal year, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        Intangible assets consisted of the following:

	December 31,
	2007	2006
Gross intangible assets
Customer base/relationships	$13,039	$12,690
Trade name	4,114	4,070
Core technology	3,230	3,230
Covenants not to compete	2,345	2,256
Favorable lease agreements	620	620
Proprietary knowledge	110	110
Patent	32	34

Total gross intangible assets	23,490	23,010
Accumulated amortization	(11,509)	(8,177)

Net intangible assets	$11,981	$14,833

        Amortization expense for the years ending December 31, 2007, 2006 and 2005 was $3,332, $2,478 and $1,454, respectively.

        At December 31, 2007, expected amortization expense for the definite lived intangible assets is as follows:

2008	$2,698
2009	2,639
2010	2,590
2011	2,383
2012	1,415

Total	$11,725

        Subsequent to year-end, the Company completed the acquisition of Trayport Limited ("Trayport"). See Note 22 for further discussion.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

8. OTHER ASSETS

        Other assets consisted of the following:

	December 31,
	2007	2006
Prepaid bonuses	$26,320	$27,927
Investments	12,747	3,317
Forgivable employee loans and advances to employees	7,257	6,408
Other assets	31,835	28,956

Total Other Assets	$78,159	$66,608

9. NOTES PAYABLE

        In February 2006, the Company amended and restated the terms of the credit agreement with Bank of America, N.A. and certain other lenders, dated August 2004. The amended and restated credit agreement (the "2006 Credit Agreement") provided for maximum borrowings of $135,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011. In September 2006, the Company entered into an agreement that increased the maximum permitted borrowings under the 2006 Credit Agreement to $160,000, including up to $50,000 in letters of credit. Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the 2006 Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the 2006 Credit Agreement. At December 31, 2007, the applicable margin was 0.75% and the one-month LIBOR was 5.32%. Amounts outstanding under the 2006 Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company's subsidiaries.

        The Company had outstanding borrowings under its 2006 Credit Agreement as of December 31, 2007 and 2006 as follows:

	As of December 31,
	2007	2006
Loan Available (1)	$160,000	$160,000
Loans Outstanding	$56,000	$91,186
Letters of Credit Outstanding	$7,193	$6,500

(1)
Amounts available include up to $50,000 for letters of credit as of December 31, 2007 and 2006.

        As of December 31, 2007, the combined aggregate maturities for all outstanding notes payable were $56,000, which is due in 2008. The weighted average interest rate of the outstanding loans was 5.84% and 5.86% for the years ended December 31, 2007 and 2006, respectively.

        At December 31, 2007 and 2006, notes payable were recorded net of unamortized loan fees of $709 and $933, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        The 2006 Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2007 and 2006, respectively.

        In January 2008, the Company amended its 2006 Credit Agreement to increase the maximum permitted borrowings to $265,000. See Note 22 for further discussion.

        In addition, in January 2008, the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 in a private placement. See Note 22 for further discussion.

10. INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2007	2006	2005
Current Provision:
Federal	$8,984	$11,332	$9,883
Foreign	42,281	29,961	12,369
State and local	4,491	4,807	4,268

Total current provision	55,756	46,100	26,520
Deferred Provision (Benefit):
Federal	2,545	(1,289)	3,136
Foreign	(3,179)	(3,499)	5,703
State and local	758	(593)	827

Total deferred provision (benefit)	124	(5,381)	9,666

Total	$55,880	$40,719	$36,186

        The Company had pre-tax income from foreign operations of $116,478, $79,451 and $46,773 for the years ended December 31, 2007, 2006 and 2005, respectively. Pre-tax income from domestic operations was $34,261, $22,346 and $37,516 for the years ended December 31, 2007, 2006 and 2005, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

that will be in effect when such differences are expected to reverse. Significant components of the Company's gross deferred tax assets (liabilities) are set forth below:

	As of December 31,
	2007	2006
Deferred tax assets:
Deferred compensation	$7,694	$6,022
Net operating/capital loss carryforwards	3,907	5,078
Foreign deferred items	5,925	4,776
Intangible amortization	1,791	956
Unrealized loss on currency hedging	1,283	—
Foreign tax credits	1,188	1,184
Liability reserves	1,070	1,091
Prepaid expenses	482	780
Other, net	225	146
Valuation allowance	(5,095)	(5,381)

Total deferred tax assets	$18,470	$14,652
Deferred tax liabilities:
Depreciation/amortization	$(8,319)	$(6,547)
Goodwill amortization	(3,270)	(999)
Prepaid compensation	(3,176)	(3,146)
Unrealized gain on currency hedging	—	(195)

Total deferred tax liabilities	$(14,765)	$(10,887)

Net deferred tax assets	$3,705	$3,765

        Cumulative undistributed earnings of foreign subsidiaries were approximately $155,798 at December 31, 2007. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in the Company's foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated.

        The deferred tax assets relating to foreign deferred items listed above consist primarily of depreciation and amortization, deferred compensation and unpaid intra-group royalties and interest. Additionally, the valuation allowance relates primarily to the ability to utilize net operating losses and foreign tax credits in various tax jurisdictions. During 2007, the valuation allowance was decreased by $286, primarily due to a decrease in foreign net operating loss carry forwards. At December 31, 2007, the Company had U.S. net operating loss carryforward of $4,721 and foreign net operating loss of $10,222. The U.S. amounts are subject to annual limitations on utilization and will begin to expire in various years after 2018. The foreign amounts are primarily Singapore and Hong Kong carryforwards that are subject to annual limitations on utilization, but can be carried forward indefinitely. Further, the Company has $1,188 of foreign tax credit carryforwards at December 31, 2007 that will expire in 2012.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        The corporate statutory U.S. federal tax rate was 35% for the three years presented. A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is set forth below:

	December 31,
	2007	2006	2005
U.S. federal income tax at statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefit	2.3	2.9	4.1
Foreign operations	—	1.3	2.8
Non-deductible expenses	1.5	1.5	2.0
General business credit	(0.3)	(0.1)	(1.0)
Tax-Exempt Income	(0.4)	(0.6)	(0.3)
Other	(1.0)	—	0.3

Effective income tax rate	37.1%	40.0%	42.9%

        Income tax benefits of approximately $16,896, $11,705 and $10,167 from the exercise of stock options and the vesting of restricted stock units was credited directly to additional paid-in capital in 2007, 2006 and 2005 respectively.

        Effective January 1, 2007, the Company adopted FIN 48. Upon adoption, the Company recognized a $4,442 increase to the accrual for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Statements of Financial Condition. After recognizing the impact of the adoption of FIN 48, the total unrecognized tax benefits (net of the federal benefit on state tax positions) were approximately $7,727, including interest of $217, all of which could affect the effective income tax rate in any future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for Unrecognized Tax Benefits
Unrecognized tax benefits balance at January 1, 2007	$7,510
Gross increases—current period tax positions	515
Lapse of statute of limitations	(1,515)

Unrecognized tax benefits balance at December 31, 2007	$6,510

        The Company is subject to U.S. federal income tax, foreign income tax as well as state income tax in the states in which we have significant business operations. The Company has substantially concluded all U.S. federal income tax matters for years through 2004, state and local tax matters through 2000 and foreign income tax matters through 2000.

        In the U.K., the Company is in discussion with tax authorities regarding whether certain compensation expenses were deductible by the Company in prior years. A portion of the compensation payment is held by a trustee and the Company may request but not compel the trustee to use the money to offset the cost to the Company of the potential tax liability, if any, arising from the disallowance of the deduction.

        The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of January 1, 2007 and December 31, 2007, we had approximately $217 and $381 of accrued interest related to uncertain tax positions, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        The Company is subject to regular examinations by the Internal Revenue Service, taxing authorities in foreign countries, and states in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from on-going and subsequent years' examinations. Included in current tax expense are charges to accruals for expected tax assessments in accordance with SFAS No. 5, Accounting for Contingencies. The resolution of these tax matters could have a material impact on the Company's effective tax rate.

11. STOCKHOLDERS' EQUITY

        Conversion—During 2005, all shares of Class A common stock and Series A, B and C preferred stock were converted into Class B common stock and Class B common stock was renamed "common stock."

	Class A Common Stock Shares	Common Stock Shares
Authorized (at December 31, 2007)	—	100,000,000
Outstanding:
January 1, 2005	5,893,846	10,155,809
December 31, 2005	—	27,904,568
December 31, 2006	—	28,698,505
December 31, 2007	—	29,447,594
Par value per share	$0.01	$0.01

Share Issuance

        During 2007 and 2006, the Company issued 849,089 and 793,937 shares of common stock, respectively, in connection with the exercise of stock options and vesting of RSUs. The Company received total cash proceeds of $8,382 and $8,428, respectively, in connection with the exercise of stock options.

Common Stock

        Each holder of the Company's common stock is entitled to one vote per share on all matters submitted to a vote of stockholders. Subject to the rights of holders of the Company's preferred stock, if any, the holders of shares of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors. Subsequent to year-end, the shareholders of the Company approved an increase in the number of the authorized shares of the Company's common stock to 400,000,000. See Note 22 for further discussion.

        In October 2007, the Company's Board of Directors approved up to a four-for-one stock split. In February 2008, the Company determined that it would effect a four-for-one stock split of the Company's common stock as of March 31, 2008. See Note 22 for further discussion.

        In addition, in February 2008, the Board of Directors declared a special cash dividend. See Note 22 for further discussion.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

Preferred Stock

        As of December 31, 2007 and 2006, the Company had one class of preferred stock with 5,000,000 shares authorized and none issued.

Treasury Stock

        In August 2007, the Company's Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company's common stock on the open market in such amounts as determined by the Company's management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. In August 2007, the Company repurchased 100,000 shares of common stock on the open market at an average price of $70.73 per share and a total cost of $7,076, including sales commissions. These repurchased shares were recorded, at cost, as treasury stock in the Consolidated Statements of Financial Condition.

        In February 2008, the Company repurchased additional shares. See Note 22 for further discussion.

12. EARNINGS PER SHARE

        The Series A Preferred Stock, the Series B Preferred Stock, and the Series C Preferred Stock, (together, the "Convertible Preferred Securities") were participating securities, such that in the event a dividend was declared or paid on the common stock, the Company would have been required to declare and pay dividends on the Convertible Preferred Securities as if the Convertible Preferred Securities had been converted into common stock. The Convertible Preferred Securities were converted to common stock in their entirety in January 2005.

        Basic earnings per share for Class A and common stock is calculated by dividing net income available to common stockholders by the weighted average number of Class A and common stock outstanding, respectively, during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus outstanding stock options, RSUs and warrant using the "treasury stock" method. In addition, diluted earnings per share for the year ended December 31, 2005 included the dilutive effect of convertible preferred stock using the "if-converted" method and contingently issuable shares of common stock to the Series C Preferred Stockholders.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        Basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 were as follows:

	December 31,
	2007	2006	2005
Basic earnings per share
Net income applicable to stockholders	$94,858	$61,078	$48,103
Income allocated to participating preferred stockholders	—	—	(903)

Income available to common stockholders	$94,858	$61,078	$47,200
Weighted average common shares outstanding:
Class A common stock	—	—	484,426
Common stock	29,148,980	28,345,697	25,761,202

Weighted average common shares outstanding	29,148,980	28,345,697	26,245,628

Basic earnings per share—Class A and Common stock	$3.25	$2.15	$1.80

Diluted earnings per share
Net income applicable to stockholders	$94,858	$61,078	$48,103
Weighted average common shares outstanding	29,148,980	28,345,697	26,245,628
Effect of dilutive shares:
Options, warrant and RSUs	646,218	830,231	899,348
Convertible preferred shares	—	—	248,304
Redeemable convertible preferred shares	—	—	306,045

Weighted average shares outstanding and common stock equivalents	29,795,197	29,175,928	27,699,325

Diluted earnings per share	$3.18	$2.09	$1.74

        Options to purchase 24,658 shares with exercise prices greater than the average market prices of common stock, as estimated by management, were outstanding during 2005 and were excluded from the respective computations of diluted earnings per share because their effect would be anti-dilutive. Additionally, 169,066, 125,986 and 198,754 RSUs were also excluded from the computation of diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, respectively, because their effect would have been anti-dilutive.

13. SHARE-BASED COMPENSATION

        The Company issues RSUs to its employees under the GFI Group Inc. 2004 Equity Incentive Plan (the "2004 Equity Incentive Plan"). This plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2004 Equity Incentive Plan. Subject to certain adjustment provisions in this Plan, as of December 31, 2007, 1,545,440 shares of our common stock were available for future grants of awards under this plan. The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally over three years.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        Modified RSUs are reflected as cancellations and grants in the summary of RSUs below. During 2007 and 2006, the Company modified the vesting terms of certain RSUs for several employees in connection with the termination of their employment. As a result of these modifications, the Company recorded compensation expense totaling $688 and $1,727, respectively, representing the fair value of the RSUs on the date of modification.

        The following activity relating to the RSUs has occurred under the Company's 2004 Equity Incentive Plan:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2004	—	$—
Granted	608,359	31.93
Vested	(6,333)	25.50
Cancelled	(2,801)	21.00

Outstanding December 31, 2005	599,225	32.05
Granted	535,487	55.50
Vested	(215,110)	34.52
Cancelled	(46,749)	35.83

Outstanding December 31, 2006	872,853	45.63
Granted	687,916	72.72
Vested	(344,768)	43.76
Cancelled	(101,388)	47.70

Outstanding December 31, 2007	1,114,613	$62.74

        The weighted average fair value of RSUs granted during the year was $72.72 per unit, compared with $55.50 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs is as follows:

	For the Year Ended December 31,
	2007	2006	2005
Compensation expense	$$21,664	$12,228	$2,731
Income tax benefits	7,980	4,631	1,042

        At December 31, 2007, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $55,992 and is expected to be recognized over a weighted-average period of 1.82 years. The total fair value of RSUs that vested during the year ended December 31, 2007 and 2006 was $15,087 and $7,426, respectively.

        As of December 31, 2007, the Company had stock options outstanding under two plans: the GFI Group 2002 Plan and the GFInet inc. 2000 Stock Option plan (the "GFInet 2000 Plan"). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. In addition to these terms, both the GFI 2002 Group Plan and the GFInet

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2000 Plan contained events that had to occur prior to any options becoming exercisable. Under both plans, the options became exercisable upon the completion of the Company's initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company's common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of option grants under such plans.

        During 2006, the Company modified certain stock options and the weighted average fair value of the modified stock options was $6.50. All repriced and modified options are reflected as cancellations and grants in all the summaries below of stock option transactions.

        A summary of stock option transactions is as follows:

	GFI Group 2002 Plan			GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding December 31, 2004	1,248,191	$13.55		1,457,282	$11.71
Exercised	(261,491)	12.44		(786,359)	11.48
Terminated	(33,263)	16.48		(12,261)	17.15

Outstanding December 31, 2005	953,437	13.75		658,662	11.88
Granted	17,632	21.00		—	—
Exercised	(328,091)	13.61		(335,102)	11.64
Terminated	(21,317)	19.87		(526)	9.50

Outstanding December 31, 2006	621,661	13.83		323,034	12.13
Exercised	(412,391)	13.90		(227,495)	11.65
Terminated	(13,158)	21.00		—	—

Outstanding December 31, 2007	196,112	$13.20	6.13	95,539	$13.28	2.85

Exercisable at December 31, 2007	144,136	$13.20	6.13	95,539	$13.28	2.85

        Total compensation expense and related income tax benefit recognized in relation to the stock options is as follows:

	For the Year Ended December 31,
	2007	2006	2005
Compensation expense	$123	$480	$1,379
Income tax benefits	32	201	533

        As of December 31, 2007, there was no unrecognized compensation cost related to stock options

        The total intrinsic value of options exercised for the year ended December 31, 2007, 2006 and 2005 was $38,543, $27,809 and 27,441, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at December 31, 2007 was $25,875 and $21,691, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

14. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has non-cancelable operating leases for computer hardware and software, communications equipment, and office space that expire on various dates through 2027. At December 31, 2007, the future minimum rental commitments under such leases are as follows:

2008	$13,686
2009	11,543
2010	11,886
2011	11,129
2012	9,779
Thereafter	84,072

Total	$142,095

        Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. In addition, certain of the Company's leases grant a free rent period, which is amortized over the lease term. The accompanying Consolidated Statements of Income reflect all rent expense on a straight-line basis over the term of the leases. Rent expense under the leases for the years ended December 31, 2007, 2006, and 2005 was $11,299, $8,999, and $8,194, respectively.

        In June 2007, the Company decided to vacate its current leased office space in New York in order to move to a new facility in the first half of 2008. The Company signed a new lease for 88,747 square feet in New York for the period from June 2007 through December 2027.

        In addition, in June 2007, the Company accelerated the termination of certain leases to June 2008 in accordance with the provisions of the lease agreement that will require the Company to pay a termination charge of $1,684. As required by FASB No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded this liability at fair value, or $1,591, which is being accreted up to the termination charge of $1,684 over the four quarters to June 2008. The termination charge of $1,684 is included in the future minimum rental commitments above.

        Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of December 31, 2007, the Company had total purchase commitments for market data of approximately $17,004, with $13,252 due within the next twelve months and $3,752 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $15,845 primarily related to the new office build out in the U.S. All purchase commitments for capital expenditures are due within the next twelve months.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        The Company is subject to regular examinations by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional tax assessments that may result from these examinations in each of the tax jurisdictions. A tax accrual has been established, which the Company currently believes to be adequate in relation to the potential for additional tax assessments. Once established, the accrual may be adjusted based on new information or events. The imposition of additional tax assessments, penalties or fines by a tax authority could have a material impact on the Company's effective tax rate.

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

        In February 2008, the Company's U.K. subsidiary, GFI Holdings Limited ("Holdings"), applied to the High Court in London, England, for a declaration that it was contractually entitled to terminate the employment agreements of three senior brokers in September 2007 by reason of their gross misconduct, repudiatory breaches of contract and breaches of fiduciary duty. Following the termination of their employment in September 2007, the three former employees threatened to bring claims against Holdings in respect of past and future bonuses, stock options and restricted stock units in the aggregate amount of approximately $10,000. Holdings is therefore also seeking a declaration that the former employees are not entitled to receive any further bonus payments or payments or benefits of any kind. The former employees have not yet responded to the Company's action but it expects them to file a counterclaim in the amount previously threatened. While the Company cannot predict the outcome of any litigation, it believes that the former employees were in serious breach of their obligations and are not therefore entitled to any of the amount claimed. Based on currently available information, this matter is not expected to have a material adverse impact on the Company's financial position. However, if the counterclaim succeeds in respect of the full amount previously threatened, this matter may be material to the Company's results of operations or cash flows in a given period.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

15. RETIREMENT PLANS

        In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable laws of the Internal Revenue Code. It is available to all eligible U.S. employees as stated in the plan document and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the statutory limit. The Company did not make any contributions to the plan for the years ended December 31, 2007, 2006, or 2005.

        In the U.K. the Company has established two defined contribution plans pursuant to the applicable laws in the U.K. Employees of the Company's U.K. subsidiaries may voluntarily designate a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The GFI Group Personal Pension Plans are open to all U.K. employees after the completion of three months of employment. Additionally, there is the Executive Pension Plan which is available only to senior employees and the Company matches contributions made under this plan up to a certain percentage. The Executive Pension Plan replaced the Occupational Pension Plan in April 2006, which also had similar matching contributions up to a certain percentage. The Company has made aggregate contributions of $1,667, $1,437, and $1,198 in 2007, 2006 and 2005, respectively, for the GFI Group Personal Pension Plans, Occupational Pension Plan and the Executive Pension Plan.

16. FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

        The Company, through its subsidiaries, operates as an inter-dealer broker. Agency brokerage transactions facilitated by the Company are settled between the counterparties on a give-up basis. In matched principal transactions, the Company is interposed between buyers and sellers and the transactions are cleared through various clearing organizations. In the event of counterparty nonperformance, the Company may be required to purchase or sell financial instruments at unfavorable market prices, which may result in a loss to the Company. The Company does not anticipate nonperformance by counterparties. The Company monitors its credit risk daily and has a policy of reviewing regularly the credit standing of counterparties with which it conducts business.

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

17. FINANCIAL INSTRUMENTS

        Derivative Financial Instrument—The Company is exposed to changes in the U.S. Dollar compared to the British Pound and the Euro for anticipated sales and expenses in those currencies. The risk management policy of the Company is to manage transactional foreign exchange exposure through the use of foreign exchange forward and foreign exchange collar contracts ("Foreign Exchange Derivative Contracts"). As of December 31, 2006 and throughout 2007, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges. During 2006 and 2005, certain of these Foreign Exchange Derivative Contracts were designated and qualified as foreign currency cash flow hedges under SFAS No. 133. The Foreign Exchange Derivative Contracts are recorded in the Consolidated Statements of Financial Condition at fair value in other assets or other liabilities. Gains and losses on the effective portion of the hedges as well as on the underlying items

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

being hedged are recorded to other income in the Consolidated Statements of Income. For the years ended December 31, 2006 and 2005, there was no hedge ineffectiveness. For the years ended December 31, 2006 and 2005, unrealized gains before tax totaling $2,610 and $7,813, respectively, were recorded as other comprehensive income. For Foreign Exchange Derivative contracts that do not qualify for hedge accounting, the Company records these at fair value and all unrealized gains and losses are included in other income in the Consolidated Statements of Income.

        The Company does not hold or issue derivative financial instruments for trading purposes. The counterparties with whom the Company trades foreign exchange contracts are major international financial institutions. The Company monitors its positions with and the credit quality of these financial institutions and does not expect nonperformance by the counterparties.

        Fair Value of Financial Instruments—Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations. These receivables and payables are short term in nature and have subsequently substantially all settled at the contracted amounts. The Company's marketable equity securities are recorded at fair value based on their quoted market price. The Company's investments accounted for under the cost and equity methods are in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company's debt obligations are carried at historical amounts. The fair value of the Company's debt obligations was estimated using market rates of interest available to the Company for debt obligations of similar types and approximates the carrying value at December 31, 2007 and 2006. The Company's derivatives are summarized below, showing the fair value of the related assets and liabilities that are included in other assets or other liabilities in the Consolidated Statements of Financial Condition as of December 31, 2007 and 2006:

Asset/(Liabilities)	2007	2006
Foreign Exchange Derivative Contracts:
Assets	$—	$649
Liabilities	(4,385)	(139)
Fenics Purchase Obligation	(53)	(53)

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

18. REGULATORY REQUIREMENTS

        GFI Securities LLC is a registered broker-dealer with the Securities and Exchange Commission and the Financial Industry Regulatory Authority. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom ("FSA"). GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $385.

        The following table sets forth the minimum capital, as defined, that certain of the Company's subsidiaries must be maintained as of December 31, 2007:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$49,424	$43,292	$31,893	$556
Minimum Net Capital required	250	10,936	18,001	385

Excess Net Capital	$49,174	$32,356	$13,892	$171

        In addition to the minimum net capital requirements outlined above, certain of the Company's subsidiaries are subject to additional regulatory requirements.

        GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which require that GFI Group PTE Ltd, among other things, maintain stockholders' equity of 3,000 Singapore dollars, measured annually. At December 31, 2007, GFI Group PTE Ltd. had stockholders' equity of 6,988 Singapore dollars (or approximately $4,838), which exceeded the minimum requirement by approximately 3,988 Singapore dollars (or approximately $2,761).

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the "FSFL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain "brought-in" capital, as defined under the FSFL, of 50,000 Japanese Yen (approximately $448). In addition, GFI Securities Limited is required to maintain a capital base of 1,000,000 Japanese Yen (approximately $8,951). GFI Securities Limited's Japanese branch is also subject to the net capital rule promulgated by the FSFL, which requires that net worth, including "brought-in" capital, exceed a ratio of 120.0% of relevant expenditure. At December 31, 2007, GFI Securities Limited and its Japanese branch were in compliance with these capital requirements.

        GFI Securities Limited's Paris branch was established through the exercise of its passport right to open a branch in a European Economic Area state. The establishment of the branch was approved by FSA and acknowledged by Banque de France in France. The branch is subject to the conduct of business rules of the Autorite Des Marches Financiers when dealing with resident customers of France and is regulated, in part, by the FSA.

        GFI Brokers Limited's Sydney branch is registered as a foreign corporation in Australia and is conditionally exempt from the requirement to hold an Australian financial services license under the Australian Securities and Investments Commission Corporations Act of 2001 in respect of the financial services it provides in Australia. This exemption applies to foreign companies regulated by the FSA in accordance with U.K. regulatory standards.

        GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority ("HKMA"). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders'

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

equity of 5,000 Hong Kong dollars (or approximately $642). At December 31, 2007, GFI (HK) Brokers Ltd. had stockholders' equity of 11,414 Hong Kong dollars (or approximately $1,464), which exceeded the minimum requirement by 6,414 Hong Kong dollars (or approximately $823).

        GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won. At December 31, 2007, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won (or approximately $5,342).

        These regulatory rules may restrict the Company's ability to withdraw capital from its regulated subsidiaries. The Company's regulated subsidiaries were in compliance with all minimum net capital requirements as of December 31, 2007.

19. SEGMENT AND GEOGRAPHIC INFORMATION

        In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") and based on the nature of the Company's operations in each geographic region, product and services, production process, customers and regulatory environment, the Company determined that it has three operating segments: North America Brokerage, Europe Brokerage and Asia Brokerage. The Company's brokerage operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. Additionally, in accordance with criteria in SFAS 131 the Company aggregated its operating segments into two reportable segments: Brokerage and "All Other". The Brokerage segment includes brokerage operations from North America and Europe. The All Other segment captures costs that are not directly assignable to one of the operating segments, primarily consisting of the Company's corporate business activities and operations from analytics and market data. In addition, the All Other segment includes the Company's Asia Brokerage operations as it does not meet the quantitative threshold for separate disclosure under SFAS 131.

        The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on pre-tax income, which it defines as revenues less direct expenses. Direct expenses of the operating segments are those expenses that are directly related to providing brokerage services and include compensation expense related to brokerage management and staff, clearing fees, communication and market data, travel and promotion, and certain professional fees, interest and other expenses that are directly incurred by the brokerage operations. However, the Company does not allocate to its operating segments certain expenses which it manages separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest and other expenses and are included in the results below under "All Other" in the reconciliation of operating results. Management does not consider the unallocated costs in its measurement of the Brokerage segment performance.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        Selected financial information for the Company's reportable segments is presented below for periods indicated:

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Revenues:
Brokerage	$852,099	$649,734	$467,827
All Other	118,442	97,449	65,765

Total Consolidated Revenues	$970,541	$747,183	$533,592

Interest Revenue:
Brokerage	$64	$1,839	$568
All Other	9,650	7,305	4,069

Total Consolidated Interest Revenues	$9,714	$9,144	$4,637

Interest Expense:
Brokerage	$1,925	$2,661	$1,057
All Other	5,151	4,157	2,578

Total Consolidated Interest Expense	$7,076	$6,818	$3,635

Depreciation and Amortization:
Brokerage	$—	$—	$—
All Other	24,686	19,021	15,284

Total Consolidated Depreciation and Amortization	$24,686	$19,021	$15,284

Income before Provision for Income Taxes:
Brokerage	$276,100	$202,419	$154,149
All Other	(125,362)	(100,622)	(69,860)

Total Consolidated Income before Provision for Income taxes	$150,738	$101,797	$84,289

        In addition, with the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 7 for goodwill by reportable segment.

        The Company offers its products and services in the North America, Europe and the Asia-Pacific region.

        For the years ended December 31, 2007, 2006 and 2005, U.K. is the only individual foreign country that accounts for 10% or more of the total sales and total long-lived assets. Information regarding revenue for the years ended December 31, 2007, 2006 and 2005, and information regarding long-lived

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2007 and 2006 are as follows:

	For the year ended December 31,
	2007	2006	2005
Revenues:
United States	$408,348	$352,976	$268,101
United Kingdom	380,330	279,821	222,058
Other	181,863	114,386	43,433

Total	$970,541	$747,183	$533,592

	As of December 31,
	2007	2006
Long-lived Assets, as defined:
United States	$45,126	$32,158
United Kingdom	11,810	11,953
Other	5,029	3,055

Total	$61,965	$47,166

        Revenues are attributed to geographic areas based on the location of the relevant legal entities. Certain reclassifications have been made to the 2006 and 2005 geographic revenues and long-lived assets to conform to current presentations.

20. OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2007	2006	2005
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$—	$2,610	$7,813
Tax Expense (Benefit)	—	(783)	(2,460)

After Tax Amount	$—	$1,827	$5,353

Foreign currency translation adjustment
Before Tax Amount	$(314)	$400	$341
Tax Expense (Benefit)	164	(178)	(161)

After Tax Amount	$150	$222	$180

Unrealized gain on available-for-sale securities
Before Tax Amount	$107	$—	$—
Tax Expense (Benefit)	(32)	—	—

After Tax Amount	$75	$—	$—

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        The Company reclassified the following out of other comprehensive income into other income for each period noted:

	For the year ended December 31,
	2007	2006
Gross loss	$—	$4,807
Net of tax	—	3,365

21. RELATED PARTY TRANSACTIONS

Office lease arrangements with affiliates

        The Company leases a corporate apartment in London from GFI Brokers (Channel Islands) Limited. The Company currently pays a monthly lease payment of approximately £2 for this apartment. The lease term for this corporate apartment is on a month-to-month basis.

        Jersey Partners Inc. is a guarantor of our obligations under our lease for office space at 100 Wall Street, New York, New York 10005, where we occupy approximately 88,000 square feet of leased space, pursuant to a lease that expires on September 30, 2013, unless earlier terminated in accordance with the terms of the lease. In June 2007, pursuant to the terms of the lease, we terminated the lease with respect to approximately 51,000 square feet, effective June 30, 2008.

Forgivable Loans to Employees

        The Company periodically provides forgivable employee loans to employees when they enter into fixed term employment agreements with the Company. See Notes 2 and 8 for further details.

22. SUBSEQUENT EVENTS

        In January 2008, at a special meeting of stockholders, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the amount of common stock that the Company is authorized to issue from 100,000,000 shares to 400,000,000 shares.

        In January 2008, the Company entered into an amendment to its 2006 Credit Agreement that increased the maximum permitted borrowings by $105,000 to $265,000. The amendment also modified certain definitions and covenants, including certain financial covenants. In addition, under the amendment, Bank of America N.A. and certain other lenders approved the issuance by the Company of senior secured notes in an aggregate principal amount of up to $150,000. The amendment provides for such notes to rank pari passu with the commitments under the 2006 Credit Agreement, as amended, in relation to the security provided. Subsequently, the Company borrowed $165,000 under the 2006 Credit Agreement to fund the acquisition of Trayport, of which $60,000 was repaid with the proceeds from the private placement described below.

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "Senior Notes") in a private placement. Proceeds from the Senior Notes were used to finance the Company's acquisition of Trayport as described below. The Senior Notes bear interest at 7.17%, payable semi-annually in arrears on the 30th of January and July in each year commencing on July 30, 2008. The Company's obligation under the Senior Notes is secured

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The 2008 Note Purchase Agreement includes operational covenants, with which the Company is required to comply, including among others, maintenance of certain financial ratios and restriction on additional indebtedness, liens and dispositions.

        In January 2008, the Company, through a wholly-owned subsidiary, completed an acquisition of approximately 97% of the issued and outstanding share capital of Trayport from Trayport shareholders. Trayport is a leading provider of real-time electronic trading software for brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets. The Company intends to acquire the remaining shares as promptly as practicable, either as a result of minority shareholders voluntarily selling their shares, or failing that, through the exercise of drag-along rights under Trayport's articles of association. The aggregate purchase price for all of the issued and outstanding share capital of Trayport will be approximately £85,214 (or approximately $169,362), which includes £9,042 (or approximately $17,970) that the Company paid in consideration for excess working capital and surplus cash and an estimate of £1,172 (or approximately $2,329) of direct transaction costs related to the acquisition consisting primarily of stamp duty tax and investment banking, legal and other professional fees. Additionally, £2,356 (or approximately $4,682) of the purchase price was paid in short-term loan notes, payable within one year. Included as part of the purchase price is £7,287 (or approximately $14,482) that was deposited into an escrow account with a third-party escrow agent as collateral for the indemnification obligations of certain of the former Trayport shareholders. Any amounts remaining in the escrow account at March 31, 2009 that are not subject to pending claims will be distributed to the former Trayport shareholders who have funded the escrow account. The purchase price is subject to final working capital adjustments. The Company financed the transaction with the proceeds of the private placement of Senior Notes and amounts drawn under its 2006 Credit Agreement, each as described in more detail above. The acquisition will be accounted for as a purchase business combination. The acquired assets, results of operations and cash flows of Trayport are not included in the accompanying consolidated financial statements because the acquisition occurred subsequent to the year-end. See above for further discussion on the private placement of senior secured notes and amended credit facility.

        Subsequent to year-end (as of February 28, 2008), the Company repurchased 49,059 shares of common stock on the open market at an average price of $82.38 per share and a total cost of $4,043, including sales commissions.

        In February 2008, the Company determined that it would effect a four-for-one split of the Company's common stock as of March 31, 2008. Accordingly, three additional shares of common stock will be issued to each holder of a share of the Company's common stock on the record date. The stock split will require retroactive restatement of all historical share and per share data in the first quarter ending March 31, 2008. Stockholders' equity will also be restated to give retroactive recognition of stock split. For all periods presented, the par value of the additional shares resulting from the split will be reclassified from additional-paid-in-capital to common stock.

        All references to the number of shares and per share amounts in the consolidated financial statements for the years 2007, 2006 and 2005 are presented on a pre-stock split basis.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

        The Company's historical earnings per common share on a proforma basis (unaudited), assuming the stock split had occurred on January 1, 2005 would be as follows:

	December 31,
	2007	2006	2005
Basic earnings per share
Net income applicable to stockholders	$94,858	$61,078	$48,103
Income allocated to participating preferred stockholders	—	—	(903)

Income available to common stockholders	$94,858	$61,078	$47,200
Weighted average common shares outstanding:
Class A common stock	—	—	1,937,704
Common stock	116,595,920	113,382,789	103,044,808

Weighted average common shares outstanding	116,595,920	113,382,789	104,982,512

Basic earnings per share—Class A and Common stock—pro forma	$0.81	$0.54	$0.45

Diluted earnings per share
Net income applicable to stockholders	$94,858	$61,078	$48,103
Weighted average common shares outstanding	116,595,920	113,382,789	104,982,512
Effect of dilutive shares:
Options, warrant and RSUs	2,584,871	3,320,924	3,597,392
Convertible preferred shares	—	—	993,216
Redeemable convertible preferred shares	—	—	1,224,180

Weighted average shares outstanding and common stock equivalents	119,180,791	116,703,713	110,797,300

Diluted earnings per share—pro forma	$0.80	$0.52	$0.43

        In February 2008, the Board of Directors declared a special cash dividend of $0.125 per share, on a post-split basis payable on March 31, 2008. In addition, the Board of Directors has approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by the Board of Directors. The ability to declare a dividend is also subject to limits imposed by Delaware corporate law, our 2006 Credit Agreement and our Senior Notes.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls

        As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the end of the period covered by this Form 10-K.

Management's Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

        The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and the COSO criteria, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the internal control over financial reporting of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2007 and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the year ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE AND TOUCHE LLP
 New York, New York
February 28, 2008

Change in Internal Controls

        In addition, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rule 13A-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be furnished pursuant to this item will be set forth under the caption "Election of Directors" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the 2008 Annual Meeting of Stockholders to be held on June 11, 2008, and is incorporated herein by reference.

        The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. We have also adopted a Code of Business Conduct and Ethics that is applicable to the Company's senior financial and accounting officers (including the chief executive officer, chief financial officer and corporate controller). A copy of these codes are posted on the Company's website, www.gfigroup.com, under the section "Investor Relations—Corporate Governance". In the event the Company substantively amends or waives a provision of its Codes of Business Conduct and Ethics, the Company intends to disclose the amendment or waiver on the Company's website as well.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                     RELATED STOCKHOLDER MATTERS

        The information required to be furnished pursuant to this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners", "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                     INDEPENDENCE

        The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Party Transactions and Director Independence" in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required to be furnished pursuant to this item will be set forth under the caption "Fees Paid to Independent Auditors" in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)(1) Financial Statements.    See Index to Financial Statements on page 71.

        (a)(2) Financial Statement Schedules.    We have included Schedule I—Condensed Financial Information of GFI Group Inc. (Parent Company Only) on pages I-1 to I-6 and Schedule II—Valuation and Qualifying Accounts on pages II-1. All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

        (a)(3) Exhibits.    The following Exhibits are filed as part of this Report as required by Regulation S-K. Exhibits 10.5 through 10.18 are management contracts or compensatory plans or arrangements.

Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103).
3.1.1	Certificate of Amendment of Certificate of Incorporation
3.2*	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103)
4.1*
See Exhibits 3.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws for the Registrant defining the rights of holders of Common Stock of the Registrant.
4.2*	Specimen Stock Certificate. (Filed as Exhibit 4.2 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)
4.3*
Amended and Restated Stockholders Agreement, dated as of June 3, 2002, among the Registrant and the stockholders named therein. (Filed as Exhibit 4.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.1*
Amended and Restated Credit Agreement, dated February 24, 2006, among the Registrant and GFI Holdings Limited, as borrowers, subsidiaries of the Registrant named therein, as guarantors, Bank of America, N.A., as administrative agent, Barclays Bank Plc, as syndication agent, the other lenders party thereto and Bank of America Securities LLC, as sole lead arranger and sole book running manager. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2006)
10.1.1*
Lender Joinder Agreement, dated September 21, 2006, to the Credit Agreement among GFI Group Inc., GFI Holdings Limited, Bank of Montreal and Bank of America, N.A. (Filed as Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2006, File No. 000-51103)

10.2*
Amended and Restated Domestic Security Agreement, dated February 24, 2006, by the Registrant, GFI Group LLC, GFInet inc., GFI Brokers LLC, Interactive Ventures LLC and Fenics Software Inc. as grantors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 24, 2006, File No. 000-51103)
10.3.1*
Debenture, dated August 23, 2004, by GFI Holdings Limited and the other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.3.2*
Supplemental Indenture, dated February 24, 2006, by GFI Holdings Limited and other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.3.2 to the Company's Annual Report on Form 10-K filed on March 24, 2006, File No. 000-51103)
10.4*
Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch. (Filed as Exhibit 10.4 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)
10.5*
Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers. (Filed as Exhibit 10.6 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.6*
Employment Agreement, dated as of December 1, 2003, between GFI Holdings Limited and Jurgen Breuer. (Filed as Exhibit 10.8 to Amendment No. 4 to the Company's Registration Statement on Form S-1 filed on January 6, 2005, File No. 333-116517)
10.7*	2002 Stock Option Plan. (Filed as Exhibit 10.7 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.8*	2000 Stock Option Plan. (Filed as Exhibit 10.8 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.9*	GFI Group Occupational Pension Plan. (Filed as Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.10*	Guardian Trust of GFI Brokers Limited. (Filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1 file don September 17, 2004, File No. 333-116517)
10.11*	2004 Equity Incentive Plan. (Filed as Exhibit 10.12 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on November 30, 2004, File No. 333-116517)
10.12*	Senior Executive Annual Bonus Plan. (Filed as Exhibit 10.13 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on November 30, 2004, File No. 333-116517)
10.13*
Employment Agreement, dated as of June 29, 2004, between GFI Holdings Limited and Ronald Daniel Levi. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2006, File No. 000-51103)
10.14*	Employment Agreement, dated March 26, 2007, between GFI Group Inc. and Scott Pintoff (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2007)

10.15*	Employment Agreement, dated March 26, 2007, between GFI Group Inc. and J. Christopher Giancarlo (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2007)
10.16*	Employment Agreement, dated April 30, 2007, between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 2, 2007, File No. 000-51103)
10.17*	Third Amendment to Credit Agreement, dated as of January 29, 2008. (Filed as Exhibit 10.19 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.18*
Note Purchase Agreement, dated as of January 30, 2008, between the Company and the Purchasers named in Schedule A thereto. (Filed as Exhibit 10.20 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.19*
Subsidiary Guaranty Agreement, dated as of January 30, 2008, in connection with the Company's 7.17% Senior Notes due January 30, 2013. (Filed as Exhibit 10.21 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.20*
Domestic Security Agreement, dated as of January 30, 2008, between the Company, the Subsidiary Guarantors and the Collateral Agent. (Filed as Exhibit 10.22 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.21*
Domestic Pledge Agreement, dated as of January 30, 2008, between the Pledgors and the Collateral Agent. (Filed as Exhibit 10.23 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
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

*
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2008.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
Name: James A. Peers Title: Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL GOOCH Michael Gooch	Chairman of the Board and Chief Officer (principal executive officer)	February 29, 2008
/s/ COLIN HEFFRON Colin Heffron	President and Director	February 29, 2008
/s/ JAMES A. PEERS James A. Peers	Chief Financial Officer (principal financial and accounting officer)	February 29, 2008
/s/ GEOFFREY KALISH Geoffrey Kalish	Director	February 29, 2008
/s/ RANDY MACDONALD Randy MacDonald	Director	February 29, 2008
/s/ JOHN W. WARD John W. Ward	Director	February 29, 2008
/s/ MARISA CASSONI Marisa Cassoni	Director	February 29, 2008

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the consolidated financial statements of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company's internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 28, 2008; such consolidated financial statements and reports are included in this Form 10-K. Our audits also included Schedule I listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE AND TOUCHE LLP

New York, New York
February 28, 2008

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2007 AND 2006
(In thousands, except share and per share data)

	December 31
	2007	2006
Assets:
Cash and cash equivalents	$2,342	$25,787
Investments in subsidiaries, equity basis	264,663	159,676
Advances to subsidiaries	235,971	217,654
Other assets	5,678	6,152

Total assets	$508,654	$409,269

Liabilities and Stockholders' Equity:
Notes payable, net	$55,291	$77,067
Other liabilities	1,170	1,733

Total liabilities	56,461	78,800
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized and 29,547,594 and 28,698,505 shares outstanding at December 31, 2007 and 2006, respectively	295	287
Additional paid in capital	262,893	224,442
Retained earnings	196,284	105,868
Treasury stock, 100,000 common shares at cost	(7,076)	—
Accumulated other comprehensive loss	(203)	(128)

Total Stockholders' Equity	452,193	330,469

Total liabilities and stockholders' equity	$508,654	$409,269

See Notes to Condensed Financial Statements.

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	2007	2006	2005
REVENUES:
Interest income	$247	$361	$247
EXPENSES:
Interest expense	3,999	2,142	1,116
Other expenses	601	806	3,651

Total expenses	4,600	2,948	4,767

LOSS BEFORE BENEFIT FROM INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(4,353)	(2,587)	(4,520)
BENEFIT FROM INCOME TAXES	1,614	1,035	1,941

LOSS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(2,739)	(1,552)	(2,579)
Equity in earnings of subsidiaries, net of tax	97,597	62,630	50,682

NET INCOME	$94,858	$61,078	$48,103

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on foreign exchange derivative contracts, net of tax	—	1,827	5,353
Foreign currency translation adjustments, net of tax	(150)	222	180
Unrealized gain on available-for-sale security	75	—	—

COMPREHENSIVE INCOME	$94,783	$63,127	$53,636

See Notes to Condensed Financial Statements.

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities
Net income	$94,858	$61,078	$48,103
Adjustments to reconcile net income to net cash used in operating activities
Noncash transactions in net income	(98,657)	(63,192)	(52,072)
Changes in operating assets and liabilities	1,524	(1,598)	3,386

Cash used in operating activities	(2,275)	(3,712)	(583)
Cash flows used in investing activities	(477)	(41,545)	(50,590)
Cash flows (used in) provided by financing activities	(20,693)	65,814	56,378

Increase (decrease) in cash and cash equivalents	(23,445)	20,557	5,205
Cash and cash equivalents, beginning of year	25,787	5,230	25

Cash and cash equivalents, end of year	$2,342	$25,787	$5,230

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

        The Parent Company Financial Statements for the years ended December 31, 2007, 2006 and 2005 are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

3. INVESTMENTS IN SUBSIDIARIES

        GFI Group Inc. received dividends of $0 and $8,500 from its subsidiaries during the years ended December 31, 2007 and 2006, respectively. The dividends were reflected as a return on investments in subsidiaries.

4. ADVANCES TO SUBSIDIARIES

        As of December 31, 2007 and 2006, GFI Group Inc. had receivables from subsidiaries of $235,971 and $217,654 related primarily to the allocation of funds received, from notes payable and the issuance of equity securities, to subsidiaries to fund working capital.

5. NOTES PAYABLE

        As of December 31, 2007 and 2006, GFI Group Inc. had notes payable of $55,291 and $77,067 related to the 2006 Credit Agreement. The notes payable were recorded net of unamortized loan fees of $709 and $933 for years ended December 31, 2007 and 2006, respectively. In addition, GFI Group Inc. guarantees borrowings under the 2006 Credit Agreement made by certain of its subsidiaries. As of December 31, 2007 and 2006, there were borrowings of $0 and $13,186, respectively, outstanding by a subsidiary subject to such guarantee.

GFI GROUP INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

        In January 2008, the Company amended its 2006 Credit Agreement to increase the maximum permitted borrowings to $265,000. See Note 7 for further discussion.

        In addition, in January 2008, the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 in a private placement. See Note 7 for further discussion.

6. CONTINGENCIES

        In February 2008, the Company's U.K. subsidiary, GFI Holdings Limited ("Holdings"), applied to the High Court in London, England, for a declaration that it was contractually entitled to terminate the employment agreements of three senior brokers in September 2007 by reason of their gross misconduct, repudiatory breaches of contract and breaches of fiduciary duty. Following the termination of their employment in September 2007, the three former employees threatened to bring claims against Holdings in respect of past and future bonuses, stock options and restricted stock units in the aggregate amount of approximately $10,000. Holdings is therefore also seeking a declaration that the former employees are not entitled to receive any further bonus payments or payments or benefits of any kind. The former employees have not yet responded to the Company's action but it expects them to file a counterclaim in the amount previously threatened. While the Company cannot predict the outcome of any litigation, it believes that the former employees were in serious breach of their obligations and are not therefore entitled to any of the amount claimed. Based on currently available information, this matter is not expected to have a material adverse impact on the Company's financial position. However, if the counterclaim succeeds in respect of the full amount previously threatened, this matter may be material to the Company's results of operations or cash flows in a given period.

7. SUBSEQUENT EVENTS

        In January 2008, the Company entered into an amendment to its 2006 Credit Agreement that increased the maximum permitted borrowings by $105,000 to $265,000. The amendment also modified certain definitions and covenants, including financial covenants. In addition, under the amendment, Bank of America N.A. and certain other lenders approved the issuance by the Company of senior secured notes in an aggregate principal amount of up to $150,000. The amendment provides for such notes to rank pari passu with the commitments under the 2006 Credit Agreement, as amended, in relation to the security provided. Subsequently, the Company borrowed $165,000 under the 2006 Credit Agreement to fund the acquisition of Trayport Limited ("Trayport"), of which $60,000 was repaid with the proceeds from the private placement described below.

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "Senior Notes") in a private placement. Proceeds from the Senior Notes were used to finance the Company's acquisition of Trayport as described above. The Senior Notes bear interest at 7.17%, payable semi-annually in arrears on the 30th of January and July in each year commencing on July 30, 2008. The Company's obligation under the Senior Notes is secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The 2008 Note Purchase Agreement includes operational covenants, with which the Company is required to comply, including among others, maintenance of certain financial ratios and restriction on additional indebtedness, liens and dispositions.

GFI GROUP INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost/Expense	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2007	$3,547	$1,751	$5	$(1,130)	$4,173
Year ended December 31, 2006	3,202	(27)	421	(49)	3,547
Year ended December 31, 2005	2,879	649	(15)	(311)	3,202

(a)
In 2006, the balance primarily relates to allowance for doubtful accounts acquired from Amerex; for all periods it also includes the effects of exchange changes.

(b)
Net adjustments to the reserve accounts for write-offs and credits issued during the year.

II-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
Forward Looking Statements
PART I.
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
Issuer Purchases of Equity Securities
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM
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
GFI GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
GFI GROUP INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (In thousands)
GFI GROUP INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands except share and per share amounts)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
  Schedule I
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GFI GROUP INC. (Parent Company Only) CONDENSED STATEMENTS OF FINANCIAL CONDITION DECEMBER 31, 2007 AND 2006 (In thousands, except share and per share data)
GFI GROUP INC. (Parent Company Only) CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (In thousands)
GFI GROUP INC. (Parent Company Only) CONDENSED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (In thousands)
GFI GROUP INC. (Parent Company Only) NOTES TO CONDENSED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (In thousands)
GFI GROUP INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS