Form 10-Q
period 2008-03-31
GFI Group Inc.
filed 2008-05-12
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The number of shares of registrant’s common stock outstanding on April 30, 2008 was 117,599,384.

Available Information

Our Internet website address is www.gfigroup.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the Securities and Exchange Commission (the “SEC”): our annual reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’).

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

PART I—FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$268,160	$240,393
Deposits with clearing organizations	8,820	8,462
Accrued commissions receivable, net of allowance for doubtful accounts of $3,289 and $4,173 at March 31, 2008 and December 31, 2007, respectively	213,503	169,119
Receivables from brokers, dealers and clearing organizations	342,197	317,849
Property, equipment and leasehold improvements, net of depreciation and amortization of $85,917 and $79,824 at March 31, 2008 and December 31, 2007, respectively	67,722	56,142
Goodwill	200,021	93,709
Intangible assets, net	48,556	11,981
Other assets	88,545	78,159
TOTAL ASSETS	$1,237,524	$975,814
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$133,774	$174,472
Accounts payable and accrued expenses	46,769	40,287
Payables to brokers, dealers and clearing organizations	225,326	194,736
Long-term obligations, net	59,403	—
Notes payable, net	187,095	55,291
Other liabilities	117,597	58,835
Total Liabilities	$769,964	$523,621
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 118,592,783 and 118,190,376 shares issued at March 31, 2008 and December 31, 2007, respectively(1)	1,186	1,182
Additional paid in capital (1)	267,339	262,006
Retained earnings	217,573	196,284
Treasury stock, 996,236 and 400,000 common shares at cost, at March 31, 2008 and December 31, 2007, respectively (1)	(18,476)	(7,076)
Accumulated other comprehensive loss	(62)	(203)
Total Stockholders’ Equity	467,560	452,193
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,237,524	$975,814

(1) Restated to reflect the four-for-one stock split effected on March 31, 2008.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Brokerage revenues:
Agency commissions	$239,089	$184,525
Principal transactions	59,094	48,377
Total brokerage revenues	298,183	232,902
Analytics and market data	11,259	5,326
Interest income	2,683	2,102
Other income (loss)	2,475	(13)
Total Revenues	314,600	240,317
EXPENSES:
Compensation and employee benefits	193,198	151,508
Communications and market data	11,181	10,456
Travel and promotion	11,723	8,836
Rent and occupancy	6,614	5,561
Depreciation and amortization	7,922	5,227
Professional fees	5,012	3,569
Clearing fees	11,202	7,529
Interest	3,085	1,849
Other expenses	7,092	4,649
Total Expenses	257,029	199,184
INCOME BEFORE PROVISION FOR INCOME TAXES	57,571	41,133
PROVISION FOR INCOME TAXES	21,589	16,453
NET INCOME	$35,982	$24,680
EARNINGS PER SHARE
Basic	$0.31	$0.21
Diluted	$0.30	$0.21
WEIGHTED AVERAGE SHARES OUSTANDING:
Basic	117,736,242	115,176,794
Diluted	119,975,020	118,111,251

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2008	2007
NET INCOME	$35,982	$24,680
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	(450)	(36)
Unrealized gain on available-for-sale securities, net of tax	591	—
COMPREHENSIVE INCOME	$36,123	$24,644

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,982	$24,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,922	5,227
Provision for doubtful accounts	(744)	638
Deferred compensation	7,203	4,064
(Benefit from) provision for deferred taxes	(173)	410
Loss on derivative contracts	10,958	870
Tax benefit related to share-based compensation	(1,162)	(2,979)
Other non-cash charges, net	373	370
(Increase) decrease in operating assets:
Deposits with clearing organizations	(358)	(73)
Accrued commissions receivable	(34,936)	(39,215)
Receivables from brokers, dealers and clearing organizations	(24,348)	(153,877)
Other assets	(79)	3,844
Increase (decrease) in operating liabilities:
Accrued compensation	(40,698)	(21,783)
Accounts payable and accrued expenses	876	(674)
Payables to brokers, dealers and clearing organizations	30,591	158,439
Other liabilities	50,322	27,957
Cash provided by operating activities	41,729	7,898
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	(149,856)	(2,756)
Purchases of other investments, net	(2,934)	(106)
Purchase of property, equipment and leasehold improvements	(17,040)	(5,980)
Disbursements from foreign exchange derivative contracts	(8,333)	(626)
Cash used in investing activities	(178,163)	(9,468)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of notes payable	(99,500)	(30,000)
Net proceeds from notes payable and senior secured notes	291,500	15,000
Payment of loan fees	(883)	—
Cash dividends paid	(14,693)	—
Repurchases of common stock	(11,401)	—
Proceeds from exercises of stock options	83	1,953
Cash paid for taxes on vested restricted stock units	(1,617)	(1,267)
Tax benefit related to share-based compensation	1,162	2,979
Cash provided by/(used in) financing activities	164,651	(11,335)
Effects of foreign currency translation adjustment	(450)	(36)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,767	(12,941)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	240,393	181,484
CASH AND CASH EQUIVALENTS, END OF PERIOD	$268,160	$168,543
SUPPLEMENTAL DISCLOSURE:
Interest paid	$2,336	$2,021
Income taxes paid, net of refunds	$7,942	$5,761

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its wholly-owned subsidiary GFInet inc. (“GFInet”), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited and subsidiaries (“Fenics”) and Trayport Limited (“Trayport”). As of March 31, 2008, Jersey Partners, Inc. (“JPI”) owns approximately 43% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

Analytics and Market Data — Analytics revenue consists primarily of fees for Fenics pricing tools and Trayport electronic trading software products on a subscription basis, which is generally ranging from one to two years. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

The Company markets its analytics, market data and software products through its direct sales force and, in some cases, indirectly through resellers. In general, the Company’s license agreements for its analytics and data products do not provide for a right of return.

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

Derivative Financial Instruments— The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. For the quarter ended March 31, 2008 and year ended December 31, 2007, none of these contracts were designated as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statements of Income.

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

Income Taxes—In accordance with SFAS No. 109, Accounting for Income Taxes, the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.  Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”).  It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

Share-Based Compensation— The Company’s share-based compensation consists of stock options and restricted stock units (the “RSUs”). The Company follows SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) to account for its stock-based compensation. SFAS 123(R) revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under SFAS 123(R), actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows.   In recent periods, the only share-based compensation issued by the Company has been RSUs.  The Company records the fair value of the RSUs at the date of grant as deferred compensation and amortizes it to compensation expense over the vesting period of the grants.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined.  Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS 157 on January 1, 2008 except as it applies to those nonfinancial assets and liabilities within the scope of FSP 157-2.  The adoption of SFAS 157 as it relates to the financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  See Note 11 for further details.  The Company will adopt SFAS 157 for those

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

nonfinancial assets and liabilities as noted in FSP 157-2 on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.   The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value option to any specific financial assets or liabilities.  The adoption of SFAS 159 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51 (“SFAS 160”).  SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”).  SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true-mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS 141(R) on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issused SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008 and will be adopted by the Company on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

3.            RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	March 31, 2008	December 31, 2007
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$287,528	$272,885
Balance receivable from clearing organizations	54,669	44,964
Total	$342,197	$317,849
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$212,738	$185,404
Payable to financial institutions	9,640	8,882
Balance payable to clearing organizations	2,948	450
Total	$225,326	$194,736

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Substantially all open fail to deliver and fail to receive transactions at March 31, 2008 and December 31, 2007 have subsequently settled at the contracted amounts.

4.              GOODWILL AND INTANGIBLE ASSET

On January 31, 2008, the Company completed the acquisition of substantially all of the outstanding shares of Trayport, a leader provider of real-time electronic trading software for brokers, exchanges and traders in the commodities, fixed income, currencies and equitities markets, for approximately 85,365 (or approximately $169,663), including cash acquired of 7,357 (or approximately $14,621) and 1,323 (or approximately $2,630) of direct transaction costs related to the acquisition. Additionally, £2,356 (or approximately $4,682) of the purchase price was paid in short-term loan notes, payable within one year.  Included as part of the purchase price is £7,287 (or approximately $14,482) that was deposited into an escrow account with a third-party escrow agent as collateral for the indemnification obligations of certain of the former Trayport shareholders.  Any amounts remaining in the escrow account at March 31, 2009 that are not subject to pending claims will be distributed to the former Trayport shareholders.  The purchase price is subject to final working capital adjustments, which are not expected to be material.  The Company financed the transaction with proceeds of the private placement of senior secured notes and amounts drawn under its Credit Agreement, as defined in Note 5.  See Note 5 below for further discussion of the senior secured notes and credit facility.

This acquisition was accounted for as a purchase business combination.  Assets acquired were recorded at their fair value as of January 31, 2008.  The results of the acquired company have been included in the condensed consolidated financial statements since acquisition.  Management determined the fair value of the identifiable intangible assets acquired based upon an independent valuation model. The purchase price allocation, as presented below, was translated into U.S. dollars based on the foreign exchange rate on January 31, 2008:

		Useful Life
Assets:
Cash	$14,621
Accounts receivable	8,704
Property and equipment	469
Software inventory	6,587
Intangible assets subject to amortization-
Trade name	3,657	10 Years
Customer relationships	33,243	15 Years
Non compete agreement	839	4 Years
Other assets	481
Goodwill	106,312
Total assets acquired	$174,913

Total liabilities assumed	5,250

Net Assets Acquired	$169,663

Total acquired intangible assets that are subject to amortization totaled $37,739 and have a weighted-average useful life of approximately 14 years.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in the carrying amount of the Company’s goodwill for the three months ended March 31, 2008 were as follows:

	Brokerage	All Other	Total
Balance as of December 31, 2007	$80,816	$12,893	$93,709
Goodwill acquired during the year	—	106,312	106,312
Balance as of March 31, 2008	$80,816	$119,205	$200,021

During the first quarter of 2008, the Company completed the annual goodwill impairment test that is required by SFAS 142.  The results of the testing did not indicate any goodwill impairment.

The Company had the following intangible assets as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Gross intangible assets
Customer base/relationships	$46,281	$13,039
Trade name	7,771	4,114
Core technology	3,230	3,230
Covenants not to compete	3,184	2,345
Favorable lease agreements	620	620
Propriety knowledge	110	110
Patent	32	32
Total gross intangible assets	61,228	23,490
Accumulated amortization	(12,672)	(11,509)
Net intangible assets	$48,556	$11,981

Amortization was $1,163 and $1,024 for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008, the expected amortization expense for the definite lived intangible assets is as follows:

2008 (remaining nine months)	$4,118
2009	5,429
2010	5,381
2011	5,175
2012	4,015
Total	$24,118

5.              LONG-TERM OBLIGATIONS AND NOTES PAYABLE

In January 2008, pursuant to a note purchase agreement with certain institutional investors (the “2008 Note Purchase Agreement”), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the “Senior Notes”) in a private placement.  The Senior Notes bear interest at 7.17%, payable semi-annually in arrears on the 30th of January and July. The Company’s obligations under the Senior Notes is secured by substantially all of the assets of the Company and certain assets of the Company’s subsidiaries.  The 2008 Note Purchase Agreement includes operational covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

restrictions on additional indebtedness, liens and dispositions.  At March 31, 2008, the Senior Notes were recorded net of deferred financing costs of $597.

In January 2008, the Company amended the terms of its credit agreement with Bank of America, N.A. and certain other lenders to increase the maximum permitted borrowings by $105,000 to $265,000. The credit agreement, as amended (the “Credit Agreement”), modified certain definitions and covenants, including certain financial covenants and approved the issuance by the Company of senior secured notes in an aggregate principal amount of up to $150,000.  The Credit Agreement provides for such notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

The Company had outstanding borrowings under its Credit Agreement as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Loan Available (1)	$265,000	$160,000
Loans Outstanding	$188,000	$56,000
Letters of Credit Outstanding	$7,172	$7,193

(1)     Amounts available include up to $50,000 for letters of credit as of March 31, 2008 and December 31, 2007.

The weighted average interest rate of the outstanding loans was 3.47% and 5.84% at March 31, 2008 and December 31, 2007, respectively.  At March 31, 2008 and December 31, 2007, notes payable were recorded net of unamortized loan fees of $904 and $709, respectively.

6.              STOCKHOLDERS’ EQUITY

On January 11, 2008, at a special meeting of stockholders, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the amount of Authorized Common Stock from 100,000,000 shares to 400,000,000 shares.

On March 31, 2008, the Company effected a four-for-one split of the Company’s common stock.  Accordingly, all historical share and per share data have been retroactively restated in the accompanying condensed consolidated financial statements.  Additionally, the par value of the additional shares resulting from the split were reclassified from additional paid-in-capital to common stock.

During the first quarter of 2008, the Company repurchased 596,236 shares of its common stock on the open market at an average price of $19.11 per share and for a total cost of $11,400, including sales commissions.  These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

On March 31, 2008, the Company paid a special cash dividend of $0.125 per share, which based on the number of shares outstanding on the record date for such dividend, totaled $14,693.  The dividend was reflected as a reduction of retained earnings in the Condensed Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

7.              EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31
	2008	2007
Basic earnings per share
Net income	$35,982	$24,680
Weighted average common shares outstanding	117,736,242	115,176,794
Basic earnings per share	$0.31	$0.21

Diluted earnings per share
Net income applicable to stockholders	$35,982	$24,680
Weighted average common shares outstanding	117,736,242	115,176,794
Effect of dilutive shares:

Options and RSUs	2,238,778	2,934,457
Weighted average shares outstanding and common stock equivalents	119,975,020	118,111,251
Diluted earnings per share	$0.30	$0.21

For the three months ended March 31, 2008 and 2007, respectively, 793,072 RSUs and 1,114,364 RSUs, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

8.              SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under the 2004 Equity Incentive Plan during the three months ended March 31, 2008:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2007	4,458,452	$15.68
Granted	753,815	16.00
Vested	(668,768)	13.31
Cancelled	(18,739)	13.68
Outstanding March 31, 2008	4,524,760	$16.10

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The weighted average grant-date fair value of RSUs granted for the three months ended March 31, 2008 was $16.00 per unit, compared with $16.75 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended March 31,
	2008	2007
Compensation expense	$7,203	$4,039
Income tax benefits	2,683	1,450

At March 31, 2008, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $60,556 and is expected to be recognized over a weighted-average period of 1.96 years. The total fair value of RSUs vested during the three months ended March 31, 2008 and 2007 was $8,901 and $4,829, respectively.

As of March 31, 2008, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the three months ended March 31, 2008:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2007	784,448	$3.30	382,156	$3.32
Exercised	(4,212)	2.97	(18,520)	3.84
Outstanding March 31, 2008	780,236	$3.30	363,636	$3.30

9.     COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. Certain of these obligations include the purchase of market data from a number of information service providers during the normal course of business. As of March 31, 2008, the Company had total purchase commitments for market data services of approximately $18,776, with $13,974 due within the next twelve months and $4,802 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $5,885 primarily related to the build-out of the Company’s new office space in New York. All purchase commitments for capital expenditures are due within the next twelve months.

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

In February 2008, the Company’s U.K. subsidiary, GFI Holdings Limited (“Holdings”), applied to the High Court in London, England, for a declaration that it was contractually entitled to terminate the employment agreements of three senior brokers in September 2007 by reason of their gross misconduct, repudiatory breaches of contract and breaches of fiduciary duty.  Following the termination of their employment in September 2007, the three former employees threatened to bring claims against Holdings in respect of past and future bonuses, stock options and restricted stock units in the aggregate amount of approximately $10,000.  Holdings is therefore also seeking a declaration that the former employees are not entitled to receive any further bonus payments or payments or benefits of any kind.  The former employees have filed a counterclaim but the amount is unquantified. While the Company cannot predict the outcome of any litigation, it believes that the former employees were in serious breach of their obligations and are not therefore entitled to any of the amount claimed.  Based on currently available information, this matter is not expected to have a material adverse impact on the Company’s financial position.  However, if the counterclaim succeeds in respect of the full amount previously threatened, this matter may be material to the Company’s results of operations or cash flows in a given period.

It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company.

Further disclosure regarding the Company’s contingencies is described in “Note 14—Commitments and Contingencies” of the Notes to the Consolidated Financial Statements contained in the Company’s 2007 Form 10-K. There have been no material changes to these contingencies during the three months ended March 31, 2008.

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

10.       FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 16—Financial Instruments with Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2007 Form 10-K. There have been no material changes to our off-balance sheet risk during the three months ended March 31, 2008.

11.       FINANCIAL INSTRUMENTS

The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in “Note 17—Financial Instruments” of the Notes to the Consolidated Financial Statements contained in the Company’s 2007 Form 10-K.

As of and for the three months ended March 31, 2008 and 2007, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges.

The Company’s financial assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157.  In accordance with SFAS 157, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a a three-level fair value hierarchy as set forth below.

Financial assets and liabilities recorded on the Condensed Consolidated Statements of Financial Condition are categorized based on the inputs to the valuation techniques as follows:

Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identifical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level 2 inputs include the following:

•                  Quoted prices for identifical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•                  Inputs other than quoted prices that are observable or substantially the full term of the asset or liability (examples include interest rate and currency swaps), and

Level 3 – Financial assets and liabilities whose value are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.  The Company currently does not have any Level 3 financial assets or liabilities.

Valuation Techniques

The Company uses the following valuation techniques in valuing the financial instruments at March 31, 2008:

The Company evaluates its marketable securites in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale and reported at fair value.  The fair value of the Company’s trading and available-for-sale marketable securities are based on quoted market prices.  The Company’s marketable securities have been designed as Level 1 measurement in the SFAS 157 hierarchy.

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies.  Fair value of the Company’s foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts.  The Company’s foreign exchange derivative contracts have been designated as Level 2 measurement in the SFAS 157 hierarchy.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008:

	Quoted Prices in	Significant Other
	Active Markets for Identical Assets	Observable Inputs	Balance at March 31,
	(Level 1)	(Level 2)	2008
Other assets	$7,101		$7,101

Other liabilities		$7,010	$7,010

Other assets includes marketable securities that are accounted for either as trading or available-for-sale securities.  Other liabilities includes foreign exchange derivative contracts.

12.       REGULATORY REQUIREMENTS

GFI Securities LLC is a registered broker-dealer with the SEC and the Financial Industry Regulatory Authority. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom (“FSA”). GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $441.

The following table sets forth the minimum net capital, as defined, that certain of the Company’s subsidiaries were required to maintain as of March 31, 2008:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$44,399	$75,850	$41,161	$600
Minimum Net Capital required	250	13,247	23,976	441
Excess Net Capital	$44,149	$62,603	$17,185	$159

In addition to the minimum net capital requirements outlined above, certain of the Company’s subsidiaries are subject to additional regulatory requirements.

GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore (“MAS”), which require that GFI Group PTE Ltd, among other things, maintain stockholders’ equity of 3,000 Singapore dollars, measured annually. At December 31, 2007 the required measurement date, GFI Group PTE Ltd. had stockholders’ equity of 6,988 Singapore dollars (or approximately $4,838), which exceeded the minimum requirement by approximately 3,988 Singapore dollars (or approximately $2,761).

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (approximately $500), as defined under the FIEL.  In addition, GFI Securities Limited’s Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth, including “brought-in” capital, exceed a ratio of 140.0% of the risk equivalent amount including relevant expenditure. At March 31, 2008, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements.

GFI Securities Limited’s Dubai branch is registered with the Dubai Financial International Centre and is authorized by the Dubai Financial Services Authority (“DFSA”) to provide financial service activities. The branch is subject to the conduct of business rules of the DFSA and has been granted a waiver from prudential regulation.

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

GFI Securities Limited’s Tel Aviv branch is registered as a foreign corporation in Israel and is conditionally exempt from the requirement to hold a Securities License in accordance with the Israeli Securities law. The branch is therefore not subject to any capital requirements.

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

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $643). At March 31, 2008, GFI (HK) Brokers Ltd. had stockholders’ equity of  13,231 Hong Kong dollars (or approximately $1,700), which exceeded the minimum requirement by 8,231 Hong Kong dollars (or approximately $1,057).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder.  As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won. At March 31, 2008, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won (or approximately $5,000).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of March 31, 2008.

13.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three operating segments: North America Brokerage, Europe Brokerage and Asia Brokerage.  Additionally, the Company aggregated its operating segments into two reportable segments: Brokerage and “All Other”.  The Brokerage segment includes operations from North America and Europe.  The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of the Company’s corporate business activities and operations from analytics and market data.  In addition, the All Other segment includes the Company’s Asia Brokerage operations as it does not meet the quantitative threshold for separate disclosure.

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Brokerage	$268,571	$214,916
All Other	46,029	25,401
Total Consolidated Revenues	$314,600	$240,317

Interest Revenue:
Brokerage	$13	$(6)
All Other	2,670	2,108
Total Consolidated Interest Revenues	$2,683	$2,102

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Interest Expense:
Brokerage	$478	$226
All Other	2,607	1,623
Total Consolidated Interest Expense	$3,085	$1,849

Depreciation and Amortization:
Brokerage	$—	$—
All Other	7,922	5,227
Total Consolidated Depreciation and Amortization	$7,922	$5,227

Income before Provision for Income Taxes:
Brokerage	$91,484	$70,510
All Other	(33,913)	(29,377)
Total Consolidated Income before Provision for Income taxes	$57,571	$41,133

In addition, with the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information.  See Note 4 for goodwill by reportable segment.

The Company offers its products and services in the North America, Europe and the Asia-Pacific region.

For the three months ended March 31, 2008 and 2007, the United Kingdom is the only individual foreign country that accounts for more than 10% of total revenues and long-lived assets.  Information regarding revenues for the three months ended March 31, 2008 and 2007, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of March 31, 2008 and December 31, 2007, respectively, are as follows:

	Three Months Ended March 31,
	2008	2007
Revenues:
United States	$117,780	$109,378
United Kingdom	135,062	90,916
Other	61,758	40,023
Total	$314,600	$240,317

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

	March 31, 2008	December 31, 2007
Long-lived Assets, as defined:
United States	$56,864	$45,126
United Kingdom	18,160	11,810
Other	5,228	5,029
Total	$80,252	$61,965

Revenues are attributed to geographic areas based on the location of the relevant legal entities. Certain reclassifications have been made to the 2007 geographic revenues and long-lived assets to conform to current presentations.

14.       OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2008	2007
Unrealized gain on available-for-sale securities
Current Period Change:
Before Tax Amount	$845	$—
Tax Expense	(254)	—
After Tax Amount	$591	$—
Foreign currency translation adjustment
Before Tax Amount	$(800)	$(65)
Tax Benefit	350	29
After Tax Amount	$(450)	$(36)

15.       SUBSEQUENT EVENT

In April 2008, the Board of Directors declared a quarterly cash dividend of $0.03 per share payable on May 15, 2008 to shareholders of record on May 1, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of GFI Group Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche

New York, New York

May 9, 2008

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•  the risks and other factors described under the heading “Risk Factors” and elsewhere in our 2007 Form 10-K;

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

Market Volatility

As a general rule, our business benefits from volatility in the markets that we serve, as periods of increased volatility typically coincide with more robust trading by our clients and a higher volume of transactions.  Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the first quarter of 2008 the credit and equity markets experienced heightened volatility due to the continuing credit crisis, further writedowns of debt instruments by financial firms, and global economic and inflation concerns.

The credit market experienced significant volatility in the first quarter of 2008 as U.S. economic concerns increased with credit markets remained tight, Bear Stearns nearly collapsed and energy and commodity prices adding to inflationary pressures.  The reduced liquidity in many credit markets led many banks to writedown additional mortgage backed and collateralized debt obligations in the first quarter.  Credit spreads, which were at near historical lows at the beginning of 2007, continued to widen as investors became more cautious in the quarter.

The global equity markets experienced considerable volatility throughout the quarter as demonstrated by historical price volatility on the Chicago Board Options Exchange SPX and Dow Jones Industrial Average (“DJIA”) volatility indices.  Global equity markets were down significantly in the quarter with the DJIA down 7.6% for the year, while the Dow Jones World Index, excluding the U.S., fell 8.7%.  The declines in equity values were broad-based with the pan-European Dow Jones Stoxx 600 Index down 16%, Japanese Nikkei Index down 18% and the Morgan Stanley Capital Emerging Markets Index down 11.3%.

Interest rate and foreign exchange markets experienced moderate to heightened volatility resulting from global economic and inflation concerns, as well as the Federal Reserve cutting short-term interest rates 75 basis points while European Central Banks kept similar rates level, in the quarter.  The U.S. Dollar Index, which measures the performance of the U.S. dollar against a basket of currencies, fell 3.2% in the quarter.  The Euro rose 7.5% while the Japanese Yen rose 10.5%, versus the dollar in the first quarter.

Commodity markets continued to be strong as emerging market demand, particularly from China, pushed up commodity prices to record levels in the first quarter, with crude oil futures on the New York Mercantile Exchange ending the quarter at $101.58 a barrel, up over 5.8% since the beginning of the year.  Crude prices rose above $110 per barrel in the quarter topping the inflation adjusted high set in 1980, while gold prices rose above $1,000 per ounce for the first time.

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

The ISDA released the results of a survey in April 2008 of notional amounts outstanding in global OTC markets as of December 31, 2007.  The survey results showed that the OTC derivative markets continued to experience strong growth in notional amounts outstanding with credit derivatives growing 81% from $34.5 trillion in December 2006 to $62.2 trillion in December 2007.  Notional amounts outstanding of interest rate and currency derivatives grew by 34% over the same period from $285.7 trillion to $382.3 trillion, while notional amounts outstanding of equity derivatives grew to 39% from $7.2 trillion to $10.0 trillion.

For several years, exchange traded derivatives have exhibited generally similar growth rates to those of related OTC derivative markets.  CME Group Inc., the New York Mercantile Exchange, IntercontinentalExchange and International Securities Exchange all reported solid growth in transactional volumes during the first quarter.  These exchanges offer trading in futures and other products in several categories, including financial, equity and commodity products.  Nevertheless, because there is currently minimal or no exchange-based trading activity of credit futures, exchange-traded volumes are not necessarily an indicator of activity levels of credit products, our largest product segment.

In addition, newer products and our expansion into growing markets have also contributed to the growth in our brokerage revenues in the first quarter.  Transactions in later generation credit products, such as exotic and index credit derivatives have been a driver of growth in the overall credit derivative market.  New products have also developed in certain wet and dry freight and property derivative markets, while the currency and interest rate derivative markets have grown, in part, due to the growth of emerging markets in Eastern Europe, Asia and Latin America.  Our recent opening of new offices in Calgary, Dubai and Tel Aviv is intended to capitalize on regional growth opportunities.

Competitive Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve.  Competition for the services of productive brokers remained intense in the first quarter as other inter-dealer brokers sought to bolster their derivative brokerage capabilities by hiring, or attempting to hire key brokerage personnel.  In addition, in April 2008, almost two dozen of our credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations.  As a result, compensation and employee benefits and professional fees as a percentage of revenues will be under pressure, and may increase, in the short term.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees.  The following factors had a significant impact on our revenues and employee costs during the three year period ended March 31, 2008:

•      Our revenues have grown 30.9% from $240.3 million for the three months ended March 31, 2007 to $314.6 million for the three months ended March 31, 2008. The main factors contributing to our revenue growth were:

•      the increase in our brokerage personnel (consisting of brokers, trainees and clerks) from 990 at

March 31, 2007 to 1,048 at  March 31, 2008;

•      a continued focus on, and investment in, growing and higher margin product areas;

•      overall volume growth in the markets in which we provide brokerage services;

•      the continued development and expansion of our hybrid brokerage capabilities, including CreditMatch® in Europe, ForexMatch™ globally and EnergyMatch® in Europe;

•      gains in our estimated market share in certain key products, such as European credit derivatives;

•      the continued development, marketing and sale of our data and analytical products; and

•      the acquisition of Trayport Limited in January 2008.

•      The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits have grown from $151.5 million for the three months ended March 31, 2007 to $193.2 million for the three months ended March 31, 2008.  The main factors contributing to the growth in employee compensation and benefits were an increase in performance bonuses for brokerage personnel and and increase in sign-on bonuses for certain newly-hired brokers and certain existing brokers who, in each case, sign long-term employment agreements with the Company.

Our compensation and employee benefits for all employees have both a fixed and variable component.  Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits.  Within this overall compensation and employee benefits, employment costs of our brokerage personnel are the key component.  Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance.  For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation.  Broker performance bonuses increased from $77.4 million for the three months ended March 31, 2007 to $102.6 million for the three months ended March 31, 2008.  Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements.  Expenses relating to sign-on bonuses increased from $6.5 million for the three months ended March 31, 2007 to $7.2 million for the three months ended March 31, 2008.  These sign-on bonuses may be paid in the form of cash, restricted stock units (“RSUs”) or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years.  These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$239,089	$184,525
Principal transactions	59,094	48,377
Total brokerage revenues	298,183	232,902
Analytics and market data	11,259	5,326
Interest income	2,683	2,102
Other income (loss)	2,475	(13)
Total Revenues	314,600	240,317
EXPENSES:
Compensation and employee benefits	193,198	151,508
Communications and market data	11,181	10,456
Travel and promotion	11,723	8,836
Rent and occupancy	6,614	5,561
Depreciation and amortization	7,922	5,227
Professional fees	5,012	3,569
Clearing fees	11,202	7,529
Interest	3,085	1,849
Other expenses	7,092	4,649
Total Expenses	257,029	199,184
INCOME BEFORE PROVISION FOR INCOME TAXES	57,571	41,133
PROVISION FOR INCOME TAXES	21,589	16,453
NET INCOME	$35,982	$24,680

The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended March 31,
	2008	2007
REVENUES:
Brokerage revenues:
Agency commissions	76.0%	76.8%
Principal transactions	18.8	20.1
Total brokerage revenues	94.8	96.9
Analytics and market data	3.6	2.2
Interest income	0.9	0.9
Other income (loss)	0.8	—
Total Revenues	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	61.4%	63.0%
Communications and market data	3.6	4.4
Travel and promotion	3.7	3.7
Rent and occupancy	2.1	2.3
Depreciation and amortization	2.5	2.2
Professional fees	1.6	1.5
Clearing fees	3.6	3.1
Interest	1.0	0.8
Other expenses	2.3	1.9
Total Expenses	81.7%	82.9%
INCOME BEFORE PROVISION FOR INCOME TAXES	18.3	17.1
PROVISION FOR INCOME TAXES	6.9	6.8
NET INCOME	11.4%	10.3%

Net income for the three months ended March 31, 2008 was $36.0 million as compared to net income of $24.7 million for the three months ended March 31, 2007, an increase of $11.3 million or approximately 45.8%. Total revenues increased by $74.3 million, or 30.9%, to $314.6 million for the three months ended March 31, 2008 from $240.3 million for the prior year. Our increased revenues were primarily due to increased brokerage revenues across each of our product categories. Total expenses increased by $57.8 million, or 29.0%, to $257.0 for the three months ended March 31, 2008 from $199.2 million for the prior year. Expenses increased primarily because of increased compensation expense for the months ended March 31, 2008, which was attributable to an increase in performance-based bonus expense as a result of higher revenues, as well as higher sign-on bonus expense.

The following table sets forth the changes in revenues for the three months ended March 31, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
					Increase
	2008	%*	2007	%*	(Decrease)	%**
Revenues
Brokerage revenues:
Credit	$110,695	35.2%	$84,811	35.3%	$25,884	30.5%
Equity	78,716	25.0	56,383	23.5	22,333	39.6
Financial	52,020	16.5	45,001	18.7	7,019	15.6
Commodity	56,752	18.0	46,707	19.4	10,045	21.5
Total brokerage revenues	298,183	94.8	232,902	96.9	65,281	28.0
Other revenues	16,417	5.2	7,415	3.1	9,002	121.4
Total Revenues	$314,600	100.0%	$240,317	100.0%	$74,283	30.9%

*    Denotes % of total revenues

**  Denotes % change in 2008 as compared to 2007

•      Brokerage Revenues – We offer our brokerage services in four broad product categories: credit, equity, financial and commodity.  Below is a discussion on our brokerage revenues by product category.

•      Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 19.2% for the first quarter of  2008 compared to the comparable period in 2007.

•      The increase in credit product brokerage revenues of $25.9 million in 2008 was due to a number of factors, including credit market volatility related to subprime and collateralized debt  market turmoil, inflationary and economic concerns, the continued overall growth in the credit derivatives market, the continued success of our credit derivative and cash bond trading platform, CreditMatch®, in Europe at helping sustain and grow market share,  and increased headcount. Our credit product brokerage personnel headcount increased by 14 to 270 employees at March 31, 2008 from 256 employees at March 31, 2007.

•      The increase in equity product brokerage revenues of $22.3 million in 2008 was primarily due to equity market volatility related to credit market turmoil, inflationary and economic concerns, strength in our equity derivatives and cash equities businesses in Europe and North America,  and increased headcount  Our equity product brokerage personnel headcount increased by 42 to 232 employees at March 31, 2008 from 190 employees at March 31, 2007.

•      The increase in financial product brokerage revenues of $7.0 million in 2008 was primarily attributable to the growth in emerging market currency and interest rate derivatives in Asia, and European and emerging market interest rate derivatives in Europe. In March 2007, we opened an office in Korea which contributed to the growth of our financial product brokerage business in Asia.

•      The increase in commodity product brokerage revenues of $10.0 million in 2008 was primarily attributable to the growth in dry physical freight and dry freight derivatives in Europe and Asia, metals in Europe, and power and natural gas in North America.  Our commodity product brokerage personnel headcount increased by 22 to 290 employees at March 31, 2008 from 268 employees at March 31, 2007.

•      Other Revenues

The increase in other revenues in 2008 to $16.4 million from $7.4 million in 2007 was primarily related to an increase in analytics and market data revenues of $5.9 million and an increase in other income of $2.5 million.  The increase in analytics and market data revenue was primarily attributable to the January 31, 2008 acquisition of Trayport Limited, a provider of electronic trading software to the OTC energy derivatives marketplace, which provided revenue of $5.5 million in the first quarter of 2008.  The $2.5 million in other income (loss) consists of net transactional gains based on foreign currency flutuations and net gains on foreign exchange derivative contracts.

Expenses

The following table sets forth the changes in expenses for the three months ended March 31, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Three Month Ended
	March 31,				Increase
	2008	%*	2007	%*	(Decrease)	%**
Expenses
Compensation and employee benefits	$193,198	61.4%	$151,508	63.0%	$41,690	27.5%
Communications and market data	11,181	3.6	10,456	4.4	725	6.9
Travel and promotion	11,723	3.7	8,836	3.7	2,887	32.7
Rent and occupancy	6,614	2.1	5,561	2.3	1,053	18.9
Depreciation and amortization	7,922	2.5	5,227	2.2	2,695	51.6
Professional fees	5,012	1.6	3,569	1.5	1,443	40.4
Clearing fees	11,202	3.6	7,529	3.1	3,673	48.8
Interest	3,085	1.0	1,849	0.8	1,236	66.8
Other expenses	7,092	2.3	4,649	1.9	2,443	52.5
Total Expenses	$257,029	81.7%	$199,184	82.9%	$57,845	29.0%

*    Denotes % of total revenues

**  Denotes % change in 2008 as compared to 2007

•      Compensation and Employee Benefits

•      The increase in compensation and employee benefits expenses of $41.7 million in the first quarter of 2008 was primarily attributable to an increase in the number of brokerage personnel from 990 at March 31, 2007 to 1,048 at March 31, 2008 and an increase in brokerage personnel performance bonuses of $25.3 million. The increased performance bonuses were due, in large part, to our overall higher total brokerage revenues.

•      Total compensation and employee benefits as a percentage of total revenues decreased to 61.4% for the three months ended March 31, 2008 as compared to 63.0% for the same period in the prior year. Certain of our competitors have been offering significant compensation packages to attract our brokers.  In addition, in April 2008, almost two dozen of our credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations.  As a result, compensation and employee benefits as a percentage of revenues will be under pressure, and may increase, in the short term. We believe that an increase in the use of our hybrid electronic technology brokerage systems and pressure on our competitors to rationalize the increase in their compensation expense should eventually lessen the effect of the competitive pressure on compensation expense.

•      Bonus expense represented 58.7% and 53.1% of total compensation and employee benefits expense for the three months ended March 31, 2008 and 2007, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 3.9% and 4.2% of total compensation and employee benefits for the three months ended March 31, 2008 and 2007, respectively.

•      All Other Expenses

•      The increase in travel and promotion was primarily attributable to the increase in brokerage personnel.  Travel and promotion, as a percentage of our total brokerage revenues for the three months ended March 31, 2008, increased slightly to 3.9% from 3.8% for the same period from the prior year.

•      The increase in depreciation and amortization was primarily due to the increase in capitalized equipment costs and amortization expense of intangibles resulting from the acquisition of Trayport Limited.   See Note 4 to the Condensed Consolidated Financial Statements for further discussion on the acquisition of Trayport Limited.  We expect that depreciation and amortization will continue to increase in the future as a result of capital expenditures related to our new office space in New York, as well as our continued investment in software development.

•      The increase in clearing fees was partially due to the growth of matched principal brokerage revenues from our Paris equities business.  Clearing fees, as a percentage of our total revenues from principal transactions increased to 19.0% for the three months ended March 31, 2008, from 15.6% for the same period from the prior year.  This increase was partially due to the high cost of clearing fees as a result of the higher number and types of matched principal transactions executed in our Paris office.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services.  We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions.  Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

•      The increase in other expenses was primarily due to an increase in litigation expenses.

•      Our effective tax rate was 38% for the three months ended March 31, 2008 as compared to 40% for the same period in the prior year. The reduction in the effective tax rate was primarily due to decreases in state and local taxes, as well as a decrease in taxes related to our foreign operations.  The reduction in state and local taxes was due, in part, to lower state tax rates and the geographic mix of our earnings

Results of Segment Operations

Our operations are managed along three operating segments:  North America Brokerage, Europe Brokerage and Asia Brokerage.  Our brokerage operations provide brokerage services in four broad product categories: credit, financial, equity and commodity.  We aggregated our operating segments into two reportable segments: “Brokerage” and “All Other”.  The Brokerage segment includes operations from North America and Europe.  The All Other segment captures costs that are not directly assignable to the Brokerage segment, primarily consisting of our corporate business activities and operations from analytics and market data.  Additionally, the All Other segment includes our Asia brokerage operations as it does not meet the quantitative threshold for separate disclosure in accordance with Statement of Financial Accounting Standards 131 No., Disclosures About Segments of an Enterprise and Related Information.

The following tables summarize our revenues, expenses and pre-tax income by segment:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Revenues:
Brokerage	$268,571	$214,916
All Other	46,029	25,401
Total Consolidated Revenues	$314,600	$240,317

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Expenses:
Brokerage	$177,087	$144,406
All Other	79,942	54,778
Total Expenses	$257,029	$199,184

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Pre-tax Income:
Brokerage	$91,484	$70,510
All Other	(33,913)	(29,377)
Total Pre-Tax Income	$57,571	$41,133

Three months ended March 31, 2008 Compared to the three months March 31, 2007

•                  Revenues

•                  Revenues for Brokerage represent revenues generated from transactions in North America and Europe.  Total revenues for Brokerage increased by $53.7 million or 25.0%, to $268.6 million for the three months ended March 31, 2008 from $214.9 million for the three months ended March 31, 2007. The increase in revenues was attributable to an increase in revenues generated from our four product areas.  The factors that contributed to the increase in these product areas include the credit market volatility related to subprime and collateralized debt, market turmoil, inflationary and economic concerns, the continued overall growth in the credit derivatives market, the continued success of CreditMatch® in Europe at helping sustain and grow market share and the growth in European dry physical freight and dry fright derivatives.

•                  Revenues for All Other primarily consisted of revenues generated from our brokerage operations in Asia and analytics and market data.  Total revenues from All Other increased by $20.6 million or 81.2%, to $46.0 million for the three months ended March 31, 2008 from $25.4 million for the three months ended March 31, 2007.  Revenues for our Asia brokerage operations increased by $11.0 million or 60.4%, to $29.2 million for the three months ended March 31, 2007 from $18.2 million for the three months ended March 31, 2007.  Revenues for our analytics and market data increased by $6.0 million or 113.2%, to $11.3 million for the three months ended March 31, 2008 from $5.3 million for the three months ended March 31, 2007.  The increase was primarily related to $5.5 million of revenues generated by Trayport Limited.

•                  Expenses

•                  Total expenses for Brokerage increased by $32.7 million or 22.6%, to $177.1 million for the three months ended March 31, 2008 from $144.4 million for the three months ended March 31, 2007.   The increase was primarily due to an increase in compensation and employee benefits, communications and market data, travel and promotion and clearing fees.

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

•                  Total expenses for All Other increased by $25.2 million or 45.9%, to $79.9 million for the three months ended March 31, 2008 from $54.8 million for the three months ended March 31, 2007.  The increase was primarily due to an increase in compensation and employee benefits, rent and occupancy, depreciation and amortization, interest and other expenses, and offset by contract costs incurred relating to a long-term contract that was completed in the prior year.  Additionally, we did not allocate these expenses and the provision for income taxes to the individual segment for internal reporting purposes, as we did not believe that allocating these expenses were beneficial in evaluating segment performance.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of income data for the period from April 1, 2006 to March 31, 2008. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(dollars in thousands)
Revenues
Brokerage revenues:

Agency commissions	$239,089	$186,827	$198,405	$179,466	$184,525	$151,890	$138,961	$130,134
Principal transactions	59,094	51,366	42,467	42,044	48,377	33,890	34,478	41,792
Total brokerage revenues	298,183	238,193	244,872	221,510	232,902	185,780	173,439	171,926
Analytics and market data	11,259	4,850	4,855	4,491	5,326	4,232	4,954	4,271
Contract revenue	13	—	11	204	—	1,092	—	5,881
Interest income	2,683	2,726	2,589	2,297	2,102	2,366	2,150	2,395
Other income (loss)	2,462	1,590	2,416	(380)	(13)	601	(585)	3,093
Total revenues	314,600	247,359	254,743	228,122	240,317	194,071	179,958	187,566
Expenses
Compensation and employee benefits	193,198	151,020	158,845	143,474	151,508	122,465	112,543	113,701
Communications and market data	11,181	11,538	11,329	11,299	10,456	10,545	9,799	9,303
Travel and promotion	11,723	13,057	9,929	10,170	8,836	9,242	7,069	8,549
Rent and occupancy	6,614	6,132	6,439	5,529	5,561	5,511	4,594	4,841
Depreciation and amortization	7,922	6,992	6,747	5,720	5,227	6,799	4,338	4,048
Professional fees	5,012	5,539	4,459	4,332	3,569	5,397	4,391	5,320
Clearing fees	11,202	10,200	8,063	6,940	7,529	6,312	5,884	6,798
Interest	3,085	1,522	1,703	2,002	1,849	2,170	1,124	1,772
Other expenses	7,086	6,023	4,574	6,909	4,649	4,046	3,098	3,843
Contract costs	6	—	6	127	—	639	—	5,180
Lease termination costs to affiliate	—	—	—	—	—	(57)	(93)	(92)
Total expenses	257,029	212,023	212,094	196,502	199,184	173,069	152,747	163,263
Income before provision for taxes	57,571	35,336	42,649	31,620	41,133	21,002	27,211	24,303
Provision for income taxes	21,589	10,128	16,746	12,553	16,453	7,593	10,621	10,207
Net income	$35,982	$25,208	$25,903	$19,067	$24,680	$13,409	$16,590	$14,096

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Revenues
Brokerage revenues:
Agency commissions	76.0%	75.5%	77.9%	78.7%	76.8%	78.2%	77.2%	69.4%
Principal transactions	18.8	20.8	18.2	18.4	20.1	17.5	19.2	22.3
Total brokerage revenues	94.8	96.3	96.1	97.1	96.9	95.7	96.4	91.7
Analytics and market data	3.6	2.0	1.9	2.0	2.2	2.2	2.8	2.3
Contract revenue	—	—	0.0	0.1	0.0	0.6	—	3.1
Interest income	0.9	1.1	1.0	1.0	0.9	1.2	1.2	1.3
Other income (loss)	0.8	0.6	0.9	(0.2)	0.0	0.3	(0.4)	1.6
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	61.4%	61.1%	62.4%	62.9%	63.0%	63.1%	62.5%	60.6%
Communications and market data	3.6	4.7	4.4	5.0	4.4	5.4	5.4	5.0
Travel and promotion	3.7	5.3	3.9	4.5	3.7	4.8	3.9	4.6
Rent and occupancy	2.1	2.5	2.5	2.4	2.3	2.8	2.6	2.6
Depreciation and amortization	2.5	2.8	2.6	2.5	2.2	3.5	2.4	2.2
Professional fees	1.6	2.2	1.8	1.9	1.5	2.8	2.4	2.8
Clearing fees	3.6	4.1	3.2	3.0	3.1	3.3	3.3	3.6
Interest	1.0	0.6	0.7	0.9	0.8	1.1	0.6	0.9
Other expenses	2.3	2.4	1.8	3.0	1.9	2.1	1.7	2.0
Contract costs	—	—	—	0.1	—	0.3	—	2.8
Lease termination costs to affiliate	—	—	—	—	—	0.0	(0.1)	—
Total expenses	81.7%	85.7%	83.3%	86.1%	82.9%	89.2%	84.7%	87.1%
Income before provision for taxes	18.3	14.3	16.7	13.9	17.1	10.8	15.3	12.9
Provision for income taxes	6.9	4.1	6.6	5.5	6.8	3.9	5.9	5.4
Net income	11.4%	10.2%	10.2%	8.4%	10.3%	6.9%	9.4%	7.5%

The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(dollars in thousands)
Brokerage Revenues:

Credit	$110,695	$72,632	$87,845	$72,436	$84,811	$61,032	$60,654	$59,838
Financial	52,020	44,540	49,298	45,865	45,001	39,232	38,605	38,942
Equity	78,716	70,712	59,155	53,284	56,383	44,940	41,426	46,109
Commodity	56,752	50,309	48,574	49,925	46,707	40,576	32,754	27,037
Total brokerage revenues	$298,183	$238,193	$244,872	$221,510	$232,902	$185,780	$173,439	$171,926
Brokerage Revenues:
Credit	37.1%	30.5%	35.9%	32.7%	36.4%	32.9%	35.0%	34.8%
Financial	17.5	18.7	20.1	20.7	19.3	21.1	22.2	22.7
Equity	26.4	29.7	24.2	24.1	24.2	24.2	23.9	26.8
Commodity	19.0	21.1	19.8	22.5	20.1	21.8	18.9	15.7
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Net cash provided by operations increased to $41.7 million for the three months ended March 31, 2008, compared with $7.9 million provided by operations for the three months ended March 31, 2007. The improvement is primarily related to our increased net income and the increase in certain non-cash items such as deferred compensation expense, loss on foreign exchange derivative contracts and depreciation and amortization.  Additionally, the increase is partially due to the improvement in certain working capital items such as other liabilities and the net receivable/payables to brokers, dealers and clearing organizations.  The increase in accrued commissions receivable balance is related to an increase in agency commission revenue, which increased by approximately 29.6% for the three months ended March 31, 2008 as compared to the same period in the prior year.  In addition, the average number of days to collect receivables increased slightly at March 31, 2008 as compared to the same period from the prior year.

Net cash used in investing activities for the three months ended March 31, 2008 was $178.2 million compared to $9.5 million used in the three months ended March 31, 2007. The increase in cash used for investing activities was primarily attributable to $150.0 in net cash used for the acquisition of substantially all of the outstanding shares of Trayport.  See Note 4 to the Condensed Consolidated Financial Statements for further details of the Trayport acquisition.  Additionally, the increase in cash used in investing activities was due to increased capital expenditure resulting from an increase in the purchase of computer equipment, leasehold improvements and our continued investment in the development of trading systems and other software for internal use.

Net cash provided by financing activities for the three months ended March 31, 2008 was $164.7 million compared to $11.3 million used in financing activities for the three months ended March 31, 2007. The cash provided by financing activities primarily consisted of net borrowings of $132.0 million under the Credit Agreement and the issuance of $60.0 million of Senior Notes, which was offset by payments for cash dividends of $14.7 million and $11.4 million in repurchases of treasury stock.  See Note 5 to the Condensed Consolidated Financial Statements for further details on the Senior Notes.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte Ltd and GFI Korea Money Brokerage Limited. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulated capital requirements of the FSA. GFI (HK) Securities LLC is subject to the regulated capital requirements of the Securities and Futures Commission in Hong Kong. GFI (HK) Brokers Ltd. is subject to regulatory compliance requirements under the Monetary Authority of Hong Kong. GFI Group PTE Ltd. is subject to the regulatory compliance requirements with the Monetary Authority of Singapore. GFI Korea Money Brokerage Limited is subject to the regulated capital requirements of the Ministry of Finance and Economy of South Korea. At March 31, 2008, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements. In addition to these regulatory capital requirements, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business. See Note 12 to our Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements.

In June 2007, we signed a new lease which will serve as our primary U.S. office space.  The new office space is in its final stages of build out.  We anticipate that the aggregate cost of the build out of the new office space and relocation costs will be approximately $30.0 million of which $22.4 million was paid through March 31, 2008.  In addition, as of March 31, 2008, we had purchase commitments related to this build out of approximately $5.4 million which is expected to be paid during the second quarter of 2008 and is included in our purchase obligations as disclosed in Note 9 to the Condensed Consolidated Financial Statements.

It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board.  See Note 6 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available and the available borrowings under our Credit Agreement, will be sufficient to fund our operations for at least the next twelve months.  Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$140,953	$11,704	$23,929	$21,232	$84,088
Notes Payable (1)	188,090	188,090		—	—
Long-term obligations (2)	60,717	717	—	60,000	—
Purchase Obligations(3)	24,661	19,859	4,802	—	—
Total	$414,421	$220,370	$28,731	$81,232	$84,088

(1)                                  Amount listed under Notes Payable represents outstanding borrowings under our Credit Agreement and vary from the notes payable reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees.   Additionally, it included interest due of $90 which was paid in April 2008.  See Note 5 to the Condensed Consolidated Financial Statements for further information.

(2)                                  Amount listed under long-term obligations represents the aggregate principal amount of the Senior Notes due in January 2013.  Additionally, it included interest due of $717 which will be paid in July 2008.  See Note 5 to the Condensed Consolidated Financial Statements for further information.

(3)                                  Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures for the build-out of our new office space in the U.S. and other purchase commitments for capital expenditures.  See Note 9 to our Condensed Consolidated Financial Statements for further discussion.

We have unrecognized tax benefits of approximately $6.2 million after recognizing the impact of the adoption of FIN 48.  Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at March 31, 2008.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our condensed consolidated financial statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2007 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2007 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined.  Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 on January 1, 2008 except as it applies to those nonfinancial assets and liabilities within the scope of FSP FAS 157-2.  The adoption of SFAS 157 as it relates to the financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements.  The Company will adopt SFAS 157 for those nonfinancial assets and liabilities as noted in FSP FAS 157-2 on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides a “Fair Value Option” under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur.   The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value option to any specific financial assets or liabilities.  The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No.51 (“SFAS 160”).  SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”).  SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true-mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS 141(R) on its consolidated financial statements.

In March 2008, the Financial Accounting Standards Board issused SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim period beginning after November 15, 2008 and will be adopted by the Company on January 1, 2009.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2007 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2008.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the three months ended March 31, 2008.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened by 10% against the U.S. Dollar and the U.S. Dollar strengthened by 10% against the British Pound, the net impact to our net income would have been a reduction of approximately $6.6 million.

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

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In February 2008, the Company’s U.K. subsidiary, GFI Holdings Limited (“Holdings”), applied to the High Court in London, England, for a declaration that it was contractually entitled to terminate the employment agreements of three senior brokers in September 2007 by reason of their gross misconduct, repudiatory breaches of contract and breaches of fiduciary duty. Following the termination of their employment in September 2007, the three former employees threatened to bring claims against Holdings in respect of past and future bonuses, stock options and restricted stock units in the aggregate amount of approximately $10.0 million. Holdings is therefore also seeking a declaration that the former employees are not entitled to receive any further bonus payments or payments or benefits of any kind. The former employees have filed a counterclaim but the amount is unquantified. While the Company cannot predict the outcome of any litigation, it believes that the former employees were in serious breach of their obligations and are not therefore entitled to any of the amount claimed.

Based on currently available information, this matter is not expected to have a material adverse impact on the Company’s financial position. However, if the counterclaim succeeds in respect of the full amount previously threatened, this matter may be material to the Company’s results of operations or cash flows in a given period.

In April 2008, Donald P. Fewer, formerly the head of the Company’s North American credit division resigned. Following Mr. Fewer’s resignation, 22 of the Company’s credit brokerage staff resigned and defected to a competitor, nothwithstanding various contractual obligations and fiduciary duties. In connection with these actions, GFI Securities LLC commenced an action in arbitration before the Financial Industry Regulatory Authority (“FINRA”) Dispute Resolution against Tradition Asiel Securities, Standard Credit Securities Inc. and certain of the departing employees asserting a number of claims, including tortious interference with contract, breach of fiduciary duty, unfair compeition, misappropriation of confidential and proprietary information and the violation of certain FINRA rules of conduct. Certain of the parties to this action have also filed claims against GFI Securities and the Company seeking damages for alleged breach of employment agreements and declaratory judgements relating to the enforceability of the restrictive covenants in their employment or other agreements, and the Company has counter-claimed against Mr. Fewer in a proceeding brought by him in the New York State Supreme Court. In connection with these various proceedings, the Company or its affiliates are seeking injunctive relief to prohibit the departing employees from violating the terms of their contractual obligations. In addition, the Company is seeking an award of damages in an amout to be determined in the course of such proceedings.

ITEM 1A.           RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2007 Form 10-K. See “Risk Factors” in Part I, Item 1A of our 2007 Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended March 31, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
January
Stock Repurchase Program (a)	N/A	N/A	N/A	116,296
Employee Transactions (b)	107,532	$21.97	N/A	N/A

February
Stock Repurchase Program (a)	116,236	$20.85	116,236	83,900
Employee Transactions (b)	5,152	$20.18	N/A	N/A

March
Stock Repurchase Program (a)	480,000	18.69	480,000	175,043
Employee Transactions (b)	112,994	$14.33	N/A	N/A

Total
Stock Repurchase Program (a)	596,236	$19.11	596,236	175,043
Employee Transactions (b)	225,678	$18.10	N/A	N/A

(a) In August 2007, the Board authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock on the open market. Under the repurchase plan, the Board authorized the Company to repurchase stock of common shares on the open market in an amount not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. Any repurchases are also subject to compliance with certain covenants under the Company’s Credit Agreement.

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

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required pursuant to this Item with respect to the Special Meeting of Stockholders held on January 11, 2008 was contained in Part I, Item 4 in our Annual Report on Form 10-K in the fiscal year ended December 31, 2007, which we filed with the SEC on February 29, 2008, and such information is incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2008.

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