Form 10-Q
period 2008-06-30
GFI Group Inc.
filed 2008-08-08
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission File No: 000-51103

GFI GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0006224 (I.R.S. Employer Identification No.)
55 Water Street, New York, NY (Address of principal executive offices)	10041 (Zip Code)

Registrant's telephone number, including area code: (212) 968-4100

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of registrant's common stock outstanding on July 31, 2008 was 117,874,374.

Available Information

        Our Internet website address is www.gfigroup.com. Through our Internet website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the Securities and Exchange Commission (the "SEC"): our annual reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$249,938	$240,393
Deposits with clearing organizations	8,896	8,462
Accrued commissions receivable, net of allowance for doubtful accounts of $2,652 and $4,173 at June 30, 2008 and December 31, 2007, respectively	176,992	169,119
Receivables from brokers, dealers and clearing organizations	585,519	317,849
Property, equipment and leasehold improvements, net of depreciation and amortization of $92,235 and $79,824 at June 30, 2008 and December 31, 2007, respectively	70,808	56,142
Goodwill	199,517	93,709
Intangible assets, net	47,184	11,981
Other assets	122,525	78,159

TOTAL ASSETS	$1,461,379	$975,814

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued compensation	$177,946	$174,472
Accounts payable and accrued expenses	50,767	40,287
Payables to brokers, dealers and clearing organizations	448,889	194,736
Short-term borrowings, net	154,173	55,291
Long-term obligations, net	59,434	—
Other liabilities	76,806	58,835

Total Liabilities	$968,015	$523,621

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 118,875,178 and 118,190,376(1) shares issued at June 30, 2008 and December 31, 2007, respectively	1,189	1,182
Additional paid in capital(1)	272,328	262,006
Retained earnings	237,691	196,284
Treasury stock, 996,236 and 400,000(1) common shares at cost, at June 30, 2008 and December 31, 2007, respectively	(18,476)	(7,076)
Accumulated other comprehensive income (loss)	632	(203)

Total Stockholders' Equity	493,364	452,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,461,379	$975,814

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Brokerage revenues:
Agency commissions	$192,074	$179,466	$431,163	$363,991
Principal transactions	53,532	42,044	112,626	90,421

Total brokerage revenues	245,606	221,510	543,789	454,412
Software, analytics and market data	13,157	4,491	24,416	9,817
Interest income	2,078	2,297	4,761	4,399
Other income (loss)	688	(176)	3,163	(189)

Total Revenues	261,529	228,122	576,129	468,439
EXPENSES:
Compensation and employee benefits	158,730	143,474	351,928	294,982
Communications and market data	11,744	11,299	22,925	21,755
Travel and promotion	13,291	10,170	25,014	19,006
Rent and occupancy	6,759	5,529	13,373	11,090
Depreciation and amortization	8,449	5,720	16,371	10,947
Professional fees	7,351	4,332	12,363	7,901
Clearing fees	10,486	6,940	21,688	14,469
Interest	3,748	2,002	6,833	3,851
Other expenses	4,636	7,036	11,728	11,685

Total Expenses	225,194	196,502	482,223	395,686

INCOME BEFORE PROVISION FOR INCOME TAXES	36,335	31,620	93,906	72,753
PROVISION FOR INCOME TAXES	12,687	12,553	34,276	29,006

NET INCOME	$23,648	$19,067	$59,630	$43,747

EARNINGS PER SHARE
Basic	$0.20	$0.16	$0.51	$0.38
Diluted	$0.20	$0.16	$0.50	$0.37
WEIGHTED AVERAGE SHARES OUTSTANDING(1)
Basic	117,737,558	116,318,462	117,736,900	115,751,102
Diluted	119,352,389	119,036,518	119,663,704	118,576,760

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET INCOME	$23,648	$19,067	$59,630	$43,747
OTHER COMPREHENSIVE INCOME (LOSS):
Gain on available for sale securities, net of tax	415	—	1,006	—
Foreign currency translation adjustment, net of tax	279	78	(171)	42

COMPREHENSIVE INCOME	$24,342	$19,145	$60,465	$43,789

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,630	$43,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,371	10,947
Amortization of loan fees	199	112
Provision for doubtful accounts	(545)	1,245
Deferred compensation	13,028	9,560
Provision for deferred taxes	8,030	445
Loss on foreign exchange derivative contracts	9,860	1,776
(Gains) losses from equity method investments	(107)	462
Losses (gains) on trading securities	273	(134)
Tax benefit related to share-based compensation	(1,009)	(10,733)
(Increase) decrease in operating assets:
Deposits with clearing organizations	(434)	(133)
Accrued commissions receivable	1,937	(38,144)
Receivables from brokers, dealers and clearing organizations	(267,670)	(233,639)
Other assets	(32,627)	(2,555)
Increase in operating liabilities:
Accrued compensation	3,474	21,395
Accounts payable and accrued expenses	4,670	5,211
Payables to brokers, dealers and clearing organizations	254,153	232,986
Other liabilities	3,704	6,395

Cash provided by operating activities	72,937	48,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	(149,479)	(2,753)
Purchases of other investments, net	(2,928)	(451)
Purchase of property, equipment and leasehold improvements	(26,264)	(12,444)
Payments on foreign exchange derivative contracts	(10,649)	(1,223)

Cash used in investing activities	(189,320)	(16,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(157,500)	(56,186)
Proceeds from short-term borrowings	256,500	15,000
Proceeds from issuance of long-term obligations	60,000	—
Repurchases of common stock	(11,401)	—
Cash dividend paid	(18,223)	—
Payment of loan fees	(883)	—
Proceeds from exercise of stock options	536	6,269
Cash paid for taxes on vested restricted stock units	(3,939)	(1,978)
Tax benefit related to share-based compensation	1,009	10,733

Cash provided by/ (used in) financing activities	126,099	(26,162)

Effects of foreign currency translation adjustment	(171)	42
INCREASE IN CASH AND CASH EQUIVALENTS	9,545	5,952
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	240,393	181,484

CASH AND CASH EQUIVALENTS, END OF PERIOD	$249,938	$187,436

SUPPLEMENTAL DISCLOSURE:
Interest paid	$4,948	$3,778
Income taxes paid, net of refunds	$21,889	$21,836

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

        The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the "Company"). The Company, through its wholly-owned subsidiary GFInet inc. ("GFInet"), provides brokerage services, market data and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company's principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited and subsidiaries ("Fenics") and Trayport Limited ("Trayport"). As of June 30, 2008, Jersey Partners, Inc. ("JPI") owns approximately 43% of the Company's outstanding shares of common stock. The Company's chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

        All intercompany transactions and balances have been eliminated.

        The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "2007 Form 10-K"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

        Brokerage Transactions—The Company provides brokerage services to its clients in the form of either agency or principal transactions.

        Agency Commissions—In agency transactions, the Company charges commissions for executing transactions between buyers and sellers. Agency commissions revenues and related expenses are recognized on a trade date basis.

        Principal Transactions—Principal transactions revenue is primarily derived from matched ("riskless") principal transactions. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. In matched ("riskless") principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. A limited number of brokerage desks are occasionally permitted to enter into unmatched principal transactions in the ordinary course of business while brokering in illiquid markets

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and for the purpose of facilitating clients' execution needs for transactions initiated by such clients. These unmatched positions are intended to be held short term.

        Additionally, from time to time, under the circumstances described above, if a transaction fails to settle on a timely basis or if a customer defaults on its obligations, the Company may hold securities positions overnight. These positions are marked to market on a daily basis. Principal transactions revenues and related expenses are recognized on a trade date basis.

        Software, Analytics and Market Data—Software revenue consists primarily of fees charged for Trayport electronic trading software, which are typically billed on a subscription basis ranging from one to two years . Analytics revenue consists primarily of fees for Fenics pricing tools. Market data revenue primarily consists of subscription fees and fees from customized one-time sales of data. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

        The Company markets its software, analytics and market data through its direct sales force and, in some cases, indirectly through resellers. In general, the Company's license agreements for its analytics and data products do not provide for a right of return.

        Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicating impairment may have occurred. In the event the Company determines that the value of goodwill has become impaired, it will incur a charge for the amount of impairment during the fiscal quarter in which such determination is made. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

        Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. For the six months ended June 30, 2008 and year ended December 31, 2007, none of these contracts were designated as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). Contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statements of Income.

        Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income in the Condensed Consolidated Statements of Income.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Income Taxes—In accordance with SFAS No. 109, Accounting for Income Taxes, the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 ("FIN 48"). It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

        Share-Based Compensation—The Company's share-based compensation consists of stock options and restricted stock units ("RSUs"). The Company follows SFAS No. 123(R), Share-Based Payment ("SFAS 123(R)"), to account for its stock-based compensation. SFAS 123(R) revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under SFAS 123(R), actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows. In recent periods, the only share-based compensation issued by the Company has been RSUs. The Company records the fair value of the RSUs at the date of grant as deferred compensation and amortizes it to compensation expense over the vesting period of the grants.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities which are measured at fair value using significant unobservable inputs. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP 157-2") which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS 157 on January 1, 2008 except as it applies to those nonfinancial assets and liabilities within the scope of FSP 157-2. The adoption of SFAS 157 as it relates to the financial assets and liabilities did not have a material impact on the Company's condensed consolidated financial statements. See Note 11 for further details. The Company will adopt SFAS 157 for those nonfinancial assets and liabilities as noted in FSP 157-2 on January 1, 2009. The Company is

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply the Fair Value Option to any specific financial assets or liabilities. The adoption of SFAS 159 did not have a material impact on the Company's condensed consolidated financial statements.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

        In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset's fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial statements.

3. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	June 30, 2008	December 31, 2007
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$546,100	$272,885
Balance receivable from clearing organizations	39,419	44,964

Total	$585,519	$317,849

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$432,016	$185,404
Payable to financial institutions	9,512	8,882
Balance payable to clearing organizations	7,361	450

Total	$448,889	$194,736

        Substantially all fail to deliver and fail to receive transactions open at June 30, 2008 and December 31, 2007 have subsequently settled at the contracted amounts.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS

        On January 31, 2008, the Company completed the acquisition of substantially all of the outstanding shares of Trayport, a leading provider of real-time electronic trading software for brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets, for approximately £85,375 (or approximately $169,683), including cash acquired of £7,622 (or approximately $15,150) and £1,332 (or approximately $2,648) of direct transaction costs related to the acquisition. Additionally, £2,524 (or approximately $5,016) of the purchase price was paid in short-term loan notes, payable within one year. At June 30, 2008, $158 of these notes were outstanding`. Included as part of the purchase price is £7,287 (or approximately $14,482) that was deposited into an escrow account with a third-party escrow agent as collateral for the indemnification obligations of certain of the former Trayport shareholders. Any amounts remaining in the escrow account at March 31, 2009 that are not subject to pending claims will be distributed to the former Trayport shareholders. The purchase price is subject to final working capital adjustments, which are not expected to be material. The Company financed the transaction with proceeds of the private placement of senior secured notes and amounts drawn under its Credit Agreement, as defined in Note 5. See Note 5 below for further discussion of the senior secured notes and Credit Agreement.

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

		Useful Life
Assets:
Cash	$15,150
Accounts receivable	8,704
Property and equipment	469
Software inventory	6,587
Intangible assets subject to amortization:
Trade name	3,657	10 Years
Customer relationships	33,243	15 Years
Non compete agreement	839	4 Years
Other assets	476
Goodwill	105,808

Total assets acquired	$174,933
Total liabilities assumed	5,250

Net Assets Acquired	$169,683

        Total intangible assets acquired in the Trayport transaction that are subject to amortization totaled $37,739 and have a weighted-average useful life of approximately 14 years.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Changes in the carrying amount of the Company's goodwill for the six months ended June 30, 2008 were as follows:

	Brokerage	All Other	Total
Balance as of December 31, 2007	$80,816	$12,893	$93,709
Goodwill acquired during the year	—	105,808	105,808

Balance as of June 30, 2008	$80,816	$118,701	$199,517

        During the first quarter of 2008, the Company completed the annual goodwill impairment test that is required by SFAS 142. The results of the testing did not indicate any goodwill impairment.

        The Company had the following intangible assets as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Gross intangible assets
Customer base/relationships	$46,281	$13,039
Trade name	7,771	4,114
Core technology	3,230	3,230
Covenants not to compete	3,184	2,345
Favorable lease agreements	620	620
Propriety knowledge	110	110
Patent	32	32

Total gross intangible assets	61,228	23,490
Accumulated amortization	(14,044)	(11,509)

Net intangible assets	$47,184	$11,981

        Amortization was $1,368 and $817 for the three months ended June 30, 2008 and 2007, respectively and $2,531 and $1,841 for the six months ended June 30, 2008 and 2007.

        At June 30, 2008, the expected amortization expense for the definite lived intangible assets is as follows:

2008 (remaining six months)	$2,745
2009	5,431
2010	5,381
2011	5,175
2012	4,015

Total	$22,747

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "Senior Notes") in a private placement. The Senior Notes bear interest at 7.17%, payable semi-annually in arrears on the 30th of January and July. The Company's obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The 2008 Note Purchase Agreement includes operational covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At June 30, 2008, the Senior Notes were recorded net of deferred financing costs of $566.

        In June 2008, in accordance with the 2008 Note Purchase Agreement, the Company was notified by one of the purchasers of these securities that the rate at which the Senior Notes would bear interest would be increased to include a premium of 100 basis points due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers of these securities. This premium interest will cease to accrue if the Senior Notes or other debt issued by the Company is rated as "investment grade" by one of the major credit rating agencies within 120 days of the notice or if the risk based capital factor attributed to the Senior Notes is subsequently reduced.

        In January 2008, the Company amended the terms of its revolving credit agreement (the "Credit Agreement") with Bank of America, N.A. and certain other lenders to increase the maximum permitted borrowings by $105,000 to $265,000. The Credit Agreement, as amended, modified certain definitions and covenants, including certain financial covenants and approved the issuance by the Company of senior secured notes in an aggregate principal amount of up to $150,000. The Credit Agreement provides for such notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

        The Company had the following availability and outstanding borrowings under its Credit Agreement as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Loan Available(1)	$265,000	$160,000
Loans Outstanding	$155,000	$56,000
Letters of Credit Outstanding	$7,172	$7,193

    (1)
    Amounts available include up to $50,000 for letters of credit as of June 30, 2008 and December 31, 2007.

        The weighted average interest rate of the outstanding loans was 3.64% and 5.84% at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, short-term borrowings under the Credit Agreement were recorded net of unamortized loan fees of $827 and $709, respectively.

        In previous periods' financial statements, we referred to short-term borrowings under our Credit Agreement as Notes Payable on our Statement of Financial Condition and Statement of Cash Flows.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

To better distinguish obligations due under the Credit Agreement from long-term obligations due under our Senior Notes, we refer to borrowings under our Credit Agreement as "Short-term borrowings" in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Cash Flows included in these financial statements.

6. STOCKHOLDERS' EQUITY

        On January 11, 2008, at a special meeting of stockholders, the stockholders of the Company approved an amendment to the Company's Second Amended and Restated Certificate of Incorporation to increase the amount of Authorized Common Stock from 100,000,000 shares to 400,000,000 shares.

        On March 31, 2008, the Company effected a four-for-one split of the Company's common stock. Accordingly, all historical share and per share data have been retroactively restated in the accompanying condensed consolidated financial statements. Additionally, the par value of the additional shares resulting from the split were reclassified from additional paid in capital to common stock.

        During the first six months of 2008, the Company repurchased 596,236 shares of its common stock on the open market at an average price of $19.11 per share and for a total cost of $11,401, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

        On March 31, 2008, the Company paid a special cash dividend of $0.125 per share, which based on the number of shares outstanding on the record date for such dividend, totaled $14,693. On May 15, 2008, the Company paid a quarterly cash dividend of $0.03 per share, which based on the number of shares outstanding on the record date for such dividend, totaled $3,530. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

7. EARNINGS PER SHARE

        Basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic earnings per share
Net income	$23,648	$19,067	$59,630	$43,747
Weighted average common shares outstanding	117,737,558	116,318,462	117,736,900	115,751,102

Basic earnings per share	$0.20	$0.16	$0.51	$0.38

Diluted earnings per share
Net income applicable to stockholders	$23,648	$19,067	$59,630	$43,747
Weighted average common shares outstanding	117,737,558	116,318,462	117,736,900	115,751,102
Effect of dilutive shares:
Options and RSU's	1,614,831	2,718,056	1,926,804	2,825,658

Weighted average shares outstanding and common stock equivalents	119,352,389	119,036,518	119,663,704	118,576,760

Diluted earnings per share	$0.20	$0.16	$0.50	$0.37

        For the three months ended June 30, 2008 and 2007, respectively, 1,917,794 RSUs and 505,108 RSUs and for the six months ended June 30, 2008 and 2007, respectively, 1,355,433 RSUs and 808,052 RSUs were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

8. SHARE-BASED COMPENSATION

        The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan (the "2008 Equity Incentive Plan"), which was approved by the Company's stockholders on June 11, 2008. Prior to June 11, 2008, the Company issued RSU's under the GFI Group Inc. 2004 Equity Incentive Plan (the "2004 Equity Incentive Plan") .

        The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of June 30, 2008, there were 8,236,606 shares of our common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under he 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is recorded as deferred

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

8. SHARE-BASED COMPENSATION (Continued)

compensation and amortized to compensation expense over the vesting period of the grants, which is generally over three years.

        Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

        The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the six months ended June 30, 2008:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2007	4,458,452	$15.68
Granted	830,288	15.58
Vested	(906,580)	12.93
Cancelled	(392,315)	14.79

Outstanding June 30, 2008	3,989,845	$16.38

        The weighted average grant-date fair value of RSUs granted for the six months ended June 30, 2008 was $15.58 per unit, compared with $16.98 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Compensation expense	$5,825	$5,468	$13,028	$9,507
Income tax benefits	2,627	2,129	5,310	3,579

        At June 30, 2008, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $49,804 and is expected to be recognized over a weighted-average period of 1.81 years. The total fair value of RSUs vested during the six months ended June 30, 2008 and 2007 was $11,732 and $6,280, respectively.

        As of June 30, 2008, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the "GFI Group 2002 Plan") and the GFInet inc. 2000 Stock Option Plan (the "GFInet 2000 Plan"). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

8. SHARE-BASED COMPENSATION (Continued)

        The following is a summary of stock option transactions during the six months ended June 30, 2008:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2007	784,448	$3.30	382,156	$3.32
Exercised	(113,272)	3.23	(40,150)	4.23

Outstanding June 30, 2008	671,176	$3.31	342,006	$3.22

9. COMMITMENTS AND CONTINGENCIES

        Purchase Obligations—The Company has various unconditional purchase obligations. Certain of these obligations include the purchase of market data from a number of information service providers during the normal course of business. As of June 30, 2008, the Company had total purchase commitments for market data services of approximately $20,162 with $15,971 due within the next twelve months and $4,191 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $6,036 primarily related to the build-out of the Company's new office space in New York.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        In January 2008, the Company's U.K. subsidiary, GFI Holdings Limited ("Holdings"), applied to the High Court in London, England, for a declaration that it was contractually entitled to terminate the employment agreements of three senior brokers in September 2007 by reason of their gross misconduct, repudiatory breaches of contract and breaches of fiduciary duty. Following the termination of their employment in September 2007, the three former employees threatened to bring claims against Holdings in respect of past and future bonuses, and restricted stock units in the aggregate amount of approximately $10,000. Holdings is therefore also seeking a declaration that the former employees are not entitled to receive any further bonus payments or payments or benefits of any kind. The former employees have filed a counterclaim but the amount is unquantified. While the Company cannot predict the outcome of any litigation, it believes that the former employees were in serious breach of their obligations and are not therefore entitled to any of the amounts claimed.

        In April 2008, Donald P. Fewer, formerly the head of the Company's North American credit division resigned. Following Mr. Fewer's resignation, 22 of the Company's credit brokerage staff resigned and defected to a competitor, notwithstanding various contractual obligations and fiduciary duties. In connection with these actions, GFI Securities LLC commenced an action in arbitration before the Financial Industry Regulatory Authority ("FINRA") Dispute Resolution against Tradition Asiel Securities, Standard Credit Securities Inc. and certain of the departing employees asserting a number of claims, including tortious interference with contract, breach of fiduciary duty, unfair competition, misappropriation of confidential and proprietary information and the violation of certain FINRA rules of conduct. Certain of the parties to this action have also filed claims against GFI Securities and the Company seeking damages for alleged breach of employment agreements and declaratory judgments relating to the enforceability of the restrictive covenants in their employment or other agreements, and the Company has counter-claimed against Mr. Fewer in a proceeding brought by him in the New York State Supreme Court. In connection with these various proceedings, the Company or its affiliates are seeking equitable relief and monetary damages in an amount to be determined in the course of such proceedings.

        Based on currently available information, the claims and counterclaims brought against the company in these matters are not expected to have a material adverse impact on the Company's financial position. However, if the claims and counterclaims succeed in respect of the full amount previously threatened or made, these matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company.

        Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for its customers. Revenues for these services are transaction based. As a result, the Company's revenues could vary based upon the transaction volume of certain securities, commodities, foreign exchange and derivative markets.

        Guarantees—The Company, through its subsidiaries, is a member of certain exchanges and clearing houses. Under the membership agreements, members are generally required to guarantee certain obligations. Additionally, if a member becomes unable to satisfy its obligations to the clearing house, other members may be required to meet shortfalls. To mitigate these performance risks, the exchanges

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

9. COMMITMENTS AND CONTINGENCIES (Continued)

and clearing houses often require members to post collateral, as well as meet certain minimum financial standards. The Company's maximum potential liability under these arrangements cannot be quantified. However, management believes that the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

10. FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

        Disclosure regarding the Company's financial instruments with off-balance sheet risk is described in "Note 16—Financial Instruments with Market and Credit Risks" of the Notes to the Consolidated Financial Statements contained in the Company's 2007 Form 10-K. There have been no material changes to our off-balance sheet risk during the six months ended June 30, 2008.

11. FINANCIAL INSTRUMENTS

        The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in "Note 17—Financial Instruments" of the Notes to the Consolidated Financial Statements contained in the Company's 2007 Form 10-K.

        As of and for the six months ended June 30, 2008 and 2007, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges.

        The Company's financial assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157. In accordance with SFAS 157, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

        Financial assets and liabilities recorded on the Condensed Consolidated Statements of Financial Condition are categorized based on the inputs to the valuation techniques as follows:

  Level 1—Financial assets and liabilities whose values are based on unadjusted quoted prices for identifiable assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

  Level 2—Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

    •
    Quoted prices for identifiable or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

    •
    Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps), and

  Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

11. FINANCIAL INSTRUMENTS (Continued)

  measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company currently does not have any Level 3 financial assets or liabilities.

Valuation Techniques

        The Company uses the following valuation techniques in valuing the financial instruments at June 30, 2008:

        The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale and reported at fair value. The fair values of the Company's trading and available-for-sale marketable securities are based on quoted market prices. The Company's marketable securities have been designated as Level 1 measurement in the SFAS 157 hierarchy.

        The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Fair value of the Company's foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts. The Company's foreign exchange derivative contracts have been designated as Level 2 measurement in the SFAS 157 hierarchy.

        Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance at June 30, 2008
Other assets	$15,443	$—	$15,443
Other liabilities	$553	$4,740	$5,293

        Level I other assets and other liabilities include marketable securities that are accounted for either as trading or available-for-sale securities. Level II other liabilities includes foreign exchange derivative contracts and corporate fixed income securities.

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

        Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom ("FSA"). GFI (HK) Securities LLC is subject to the capital requirements of the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

12. REGULATORY REQUIREMENTS (Continued)

Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $385.

        The following table sets forth information about the net capital that certain of the Company's subsidiaries were required to maintain as of June 30, 2008:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$45,183	$88,500	$44,899	$1,147
Minimum Net Capital required	250	13,162	35,431	385

Excess Net Capital	$44,933	$75,338	$9,468	$762

        In addition to the minimum net capital requirements outlined above, certain of the Company's subsidiaries are subject to additional regulatory requirements.

        GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which requires that GFI Group PTE Ltd, among other things, maintain stockholders' equity of 3,000 Singapore dollars, measured annually. At December 31, 2007 the required measurement date, GFI Group PTE Ltd. had stockholders' equity of 6,988 Singapore dollars (or approximately $4,838), which exceeded the minimum requirement by approximately 3,988 Singapore dollars (or approximately $2,761).

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the "FIEL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain minimum "brought-in" capital and stockholders' equity of 50,000 Japanese Yen each (approximately $472), as defined under the FIEL. In addition, GFI Securities Limited's Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth, including "brought-in" capital, exceed a ratio of 140.0% of the risk equivalent amount including relevant expenditure. At June 30, 2008, GFI Securities Limited's Japanese branch was in compliance with these capital requirements.

        GFI Securities Limited's Dubai branch is registered with the Dubai Financial International Centre and is authorized by the Dubai Financial Services Authority ("DFSA") to provide financial service activities. The branch is subject to the conduct of business rules of the DFSA and has been granted a waiver from prudential regulation by the DFSA.

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

        GFI Securities Limited's Dublin branch was established through the exercise of its passport right to open a branch within a European Economic Area state. The establishment of the branch was approved by FSA and acknowledged by the Irish Financial Services Regulatory Authority ("IFSRA") in

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

12. REGULATORY REQUIREMENTS (Continued)

Ireland. The branch is subject to all of the conduct of business rules of the IFSRA and is regulated, in part, by the FSA.

        GFI Securities Limited's Tel Aviv branch is registered as a foreign corporation in Israel and is conditionally exempt from the requirement to hold a Securities License in accordance with the Israeli Securities law. The branch is therefore not subject to any capital requirements.

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

        GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5,000 Hong Kong dollars (or approximately $641). At June 30, 2008, GFI (HK) Brokers Ltd. had stockholders' equity of 12,569 Hong Kong dollars (or approximately $1,611), which exceeded the minimum requirement by 7,569 Hong Kong dollars (or approximately $970).

        GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations there under. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won. At June 30, 2008, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won (or approximately $4,771).

        These regulatory rules may restrict the Company's ability to withdraw capital from its regulated subsidiaries. The Company's regulated subsidiaries were in compliance with all minimum net capital requirements as of June 30, 2008.

13. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company has three operating segments: North America Brokerage, Europe Brokerage and Asia Brokerage. Additionally, the Company aggregated its operating segments into two reportable segments: Brokerage and "All Other". The Brokerage segment includes operations from North America and Europe. The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of the Company's corporate business activities and operations from software, analytics and market data. In addition, the All Other segment includes the Company's Asia Brokerage operations as it does not meet the quantitative threshold for separate disclosure.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

13. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Selected financial information for the Company's reportable segments is presented below for periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Brokerage	$221,751	$200,944	$490,322	$415,860
All Other	39,778	27,178	85,807	52,579

Total Consolidated Revenue	$261,529	$228,122	$576,129	$468,439

Interest Revenue:
Brokerage	$11	$18	$24	$12
All Other	2,067	2,279	4,737	4,387

Total Consolidated Interest Revenues	$2,078	$2,297	$4,761	$4,399

Interest Expense:
Brokerage	$668	$225	$1,146	$451
All Other	3,080	1,777	5,687	3,400

Total Consolidated Interest Expense	$3,748	$2,002	$6,833	$3,851

Depreciation and Amortization:
Brokerage	$—	$—	$—	$—
All Other	8,449	5,720	16,371	10,947

Total Consolidated Depreciation and Amortization	$8,449	$5,720	$16,371	$10,947

Income before Provision for Income Taxes:
Brokerage	$71,224	$67,033	$162,708	$137,543
All Other	(34,889)	(35,413)	(68,802)	(64,790)

Total Consolidated Income before Provision for Income Taxes	$36,335	$31,620	$93,906	$72,753

        In addition, with the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 4 for goodwill by reportable segment.

        The Company primarily offers its products and services in North America, Europe and the Asia-Pacific region.

        Information regarding revenues for the three and six months ended June 30, 2008 and 2007, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) (Continued)

(In thousands except share and per share amounts)

13. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

improvements and software inventory) in geographic areas as of June 30, 2008 and December 31, 2007, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
United States	$91,341	$100,129	$210,758	$209,444
United Kingdom	118,826	86,733	252,029	177,648
Other	51,362	41,260	113,342	81,347

Total	$261,529	$228,122	$576,129	$468,439

	June 30, 2008	December 31, 2007
Long-lived Assets, as defined:
United States	$59,736	$45,126
United Kingdom	18,646	11,810
Other	5,321	5,029

Total	$83,703	$61,965

        Revenues are attributed to geographic areas based on the location of the relevant legal entities. Certain reclassifications have been made to the 2007 geographic revenues and long-lived assets to conform to current presentations.

14. OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gain on available for sale securities
Before Tax Amount	$580	$—	$1,425	$—
Tax Benefit	(165)	—	(419)	—

After Tax Amount	$415	$—	$1,006	$—

Foreign currency translation adjustment
Before Tax Amount	$493	$139	$(305)	$74
Tax Expense	(214)	(61)	134	(32)

After Tax Amount	$279	$78	$(171)	$42

15. SUBSEQUENT EVENT

        In July 2008 the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on August 29, 2008 to shareholders of record as of August 15, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the "Company") as of June 30, 2008, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of GFI Group Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche

New York, New York
August 8, 2008

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q (this "Form 10-Q") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

  •
  the risks and other factors described under the heading "Risk Factors" and elsewhere in our 2007 Form 10-K;

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

  •
  changes in the availability of capital.

        The foregoing risks and uncertainties, as well as those risks discussed under the headings "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3—Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Market Volatility

        As a general rule, our business benefits from volatility in the markets that we serve, as periods of increased volatility typically coincide with more robust trading by our clients and a higher volume of transactions. Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions. During the second quarter of 2008 the equity markets experienced volatility due to the continuing credit crisis, ongoing write-downs of debt instruments by financial firms, and global economic and inflationary concerns.

        The credit markets remained tight in the second quarter as banks and financial companies wrote down additional mortgage-backed and collateralized debt obligations, higher energy and commodity prices sparked inflationary fears and investors had increased concerns of a slowdown in the U.S. and global economy. The markets also reflected increased nervousness about the ability of bond insurers to meet their credit obligations following credit downgrades from ratings firms.

        Despite the global equity markets experiencing considerable volatility towards the end of the quarter as demonstrated by significant price volatility on the Chicago Board Options Exchange SPX and Dow Jones Industrial Average ("DJIA") volatility indices, overall volatility as measured on these indices decreased during the quarter versus both the second quarter of 2007 and the first quarter of 2008. Global equity markets were down significantly in the quarter with the DJIA down 7.4%, and the Dow Jones World Index, which excludes the U.S., down 2.5%. The decline in equity values was broad based with many European and emerging market equity markets down over the previous quarter end.

        Interest rate and foreign exchange markets experienced moderate volatility as tight monetary policy was adopted by both the Federal Reserve and the European Central Bank. The dollar experienced a few months of stability against the Euro and strengthened versus the Japanese Yen. The U.S. Dollar Index, which measures the performance of the U.S. dollar against a basket of currencies, was relatively flat in the quarter.

        Commodities remained volatile in the second quarter of 2008 as demonstrated by price movements on the S&P GSCI Energy and Non-Energy indices as compared with the second quarter of 2007. Commodity markets continued to be strong as emerging market demand, particularly from China, pushed up commodity prices to record levels in the second quarter, with crude oil futures on the New York Mercantile Exchange ending the quarter at $140.00 a barrel, up over 38% for the quarter. Prices for food and other commodities also rose during the quarter. Gold futures, after falling to $850.90 per ounce during the quarter, shot up to $926.20 at the end of the quarter.

Growth in Underlying Markets and New Product Offerings

        Our business has historically benefited from growth in the Over-The-Counter ("OTC") derivatives markets due to either the expansion of existing markets, including increased notional amounts outstanding or increased transaction volumes, or the development of new products or classes of products. The level of growth in these markets is difficult to measure on a quarterly basis as there are only a few independent, objective measures of growth in outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes. Therefore, to help gauge growth in any particular quarter, management also looks to the published results of large OTC derivatives dealers and certain futures exchanges as potential indicators of transactional activity in the related OTC derivative markets.

        The Bank of International Settlements ("BIS") released Year-End 2007 OTC market statistics in May of 2008 detailing growth in global notional outstanding in various markets. Similarly, the International Swaps and Derivatives Association ("ISDA") released its Year-End 2007 OTC market survey results in April of 2008 also highlighting growth in notional outstanding. The BIS statistics indicated that total notional outstanding in the OTC markets increased 43.7% to $596.0 trillion at December 31, 2007 from $415.0 trillion at December 31, 2006. All derivative categories contributed to this growth with credit default swaps increasing 102.1% to $57.9 trillion, foreign exchange up 39.6% to $56.2 trillion, interest rate derivatives increasing 34.8% to $393.1 trillion, commodities up 26.5% to $9.0 trillion and equity linked derivatives increasing 13.6% to $8.6 trillion. The ISDA survey results indicated similar results for the various derivative categories.

        For several years, exchange traded derivatives have exhibited generally similar growth rates to those of related OTC derivative markets. CME Group Inc., the New York Mercantile Exchange, and the Intercontinental Exchange all reported growth in transactional volumes during the second quarter. However, the growth in volumes of exchange traded securities was moderate in the quarter compared to growth levels experienced in previous quarters. For example, volume fell 4.0% on the CME in June, the first monthly drop since its July 2007 merger with the Chicago Board of Trade. These exchanges offer trading in futures and other products in several categories, including financial, equity and commodity products. However, there is currently minimal or no exchange-based trading activity of credit futures. As a result, exchange-traded volumes for credit futures are not necessarily an indicator of activity levels of credit products, our largest product offering.

        In addition, newer products and our expansion into growing markets have also contributed to the growth in our brokerage revenues in the second quarter of 2008. New products have developed in certain wet and dry freight and property derivative markets, while the currency and interest rate derivative markets have grown, in part, due to the growth of emerging markets in Eastern Europe, Asia and Latin America. Transactions in single name and index credit derivative products have been a driver of growth in the overall credit derivatives market, while our recent expansion with new offices in Calgary, Chile, Dubai and Tel Aviv all look to capitalize on regional growth opportunities.

Competitive Environment

        Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the quarter as other inter-dealer brokers sought to bolster their derivative brokerage capabilities by hiring, or attempting to hire certain of our key brokerage personnel. In April of 2008, almost two dozen of our over 80 credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations. Since this event, we have worked to restaff our North American credit operations through the shifting of experienced internal staff and the hiring of external staff. As a result, compensation and employee benefits as a percentage of revenues will be under pressure, and will likely increase, in the short term. Legal fees are also likely to increase in the short term.

Financial Overview

        As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three month period ended June 30, 2008:

  •
  Our revenues have grown 14.6% from $228.1 million for the three months ended June 30, 2007 to $261.5 million for the three months ended June 30, 2008. The main factors contributing to our revenue growth were:
  •
  the increase in our brokerage personnel (consisting of brokers, trainees and clerks) from 1,008 at June 30, 2007 to 1,065 at June 30, 2008;

  •
  a continued focus on, and investment in, growing and higher margin product areas;

  •
  overall volatility and volume growth in certain markets in which we provide brokerage services such as cash equities and equity derivatives;

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

    Offsetting these growth factors were the departure of almost two dozen of our over 80 credit division personnel in New York to a competitor, as described under Part II Item 1.—Legal Proceedings, and lower trading volume in structured credit products in May and June 2008 resulting from the deleveraging by banks and investment banks who participate in the global credit markets. In addition, in comparison to the second quarter of 2008, the second quarter of 2007 had heightened volatility in the credit markets as the sub-prime crisis drove record volumes and revenues through the remainder of 2007.

  •
  The most significant component of our cost structure is compensation and employee benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. Our compensation and employee benefits have grown from $143.5 million for the three months ended June 30, 2007 to $158.7 million for the three months ended June 30, 2008. The main factors contributing to the growth in compensation and employee benefits were an increase in performance bonuses for brokerage personnel and an increase in sign-on bonuses for certain newly-hired brokers and certain existing brokers who, in each case, sign long-term employment agreements with the Company.

    Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees, while bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, employment costs associated with our brokerage personnel are the largest component. Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

    Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements. These sign-on bonuses may be paid in the form of cash, RSUs or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years. These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs and all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee's employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

        The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$192,074	$179,466	$431,163	$363,991
Principal transactions	53,532	42,044	112,626	90,421

Total brokerage revenues	245,606	221,510	543,789	454,412
Software, analytics and market data	13,157	4,491	24,416	9,817
Interest income	2,078	2,297	4,761	4,399
Other income (loss)	688	(176)	3,163	(189)

Total Revenues	261,529	228,122	576,129	468,439

EXPENSES:
Compensation and employee benefits	158,730	143,474	351,928	294,982
Communications and market data	11,744	11,299	22,925	21,755
Travel and promotion	13,291	10,170	25,014	19,006
Rent and occupancy	6,759	5,529	13,373	11,090
Depreciation and amortization	8,449	5,720	16,371	10,947
Professional fees	7,351	4,332	12,363	7,901
Clearing fees	10,486	6,940	21,688	14,469
Interest	3,748	2,002	6,833	3,851
Other expenses	4,636	7,036	11,728	11,685

Total Expenses	225,194	196,502	482,223	395,686

INCOME BEFORE PROVISION FOR INCOME TAXES	36,335	31,620	93,906	72,753
PROVISION FOR INCOME TAXES	12,687	12,553	34,276	29,006

NET INCOME	$23,648	$19,067	$59,630	$43,747

        The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Brokerage revenues:
Agency commissions	73.4%	78.7%	74.8%	77.7%
Principal transactions	20.5	18.4	19.6	19.3

Total brokerage revenues	93.9	97.1	94.4	97.0
Software, analytics and market data	5.0	2.0	4.2	2.1
Interest income	0.8	1.0	0.8	0.9
Other income (loss)	0.3	(0.1)	0.6	—

Total Revenues	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Compensation and employee benefits	60.7	62.9	61.1	63.0
Communications and market data	4.5	4.9	4.0	4.6
Travel and promotion	5.1	4.5	4.4	4.1
Rent and occupancy	2.6	2.4	2.3	2.4
Depreciation and amortization	3.2	2.5	2.8	2.3
Professional fees	2.8	1.9	2.1	1.7
Clearing fees	4.0	3.0	3.8	3.1
Interest	1.4	0.9	1.2	0.8
Other expenses	1.8	3.1	2.0	2.5

Total Expenses	86.1%	86.1%	83.7%	84.5%

INCOME BEFORE PROVISION FOR INCOME TAXES	13.9	13.9	16.3	15.5
PROVISION FOR INCOME TAXES	4.9	5.5	5.9	6.2

NET INCOME	9.0%	8.4%	10.4%	9.3%

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

        Net income for the three months ended June 30, 2008 was $23.6 million as compared to net income of $19.1 million for the three months ended June 30, 2007, an increase of approximately $4.6 million or 24.0%. Total revenues increased by $33.4 million, or 14.6%, to $261.5 million for the three months ended June 30, 2008 from $228.1 million for the same period in 2007. Our increased revenues were primarily due to increased equity brokerage revenues and the acquisition of Trayport Limited in January 2008. Our total brokerage personnel headcount increased by 57 to a total of 1,065 employees at June 30, 2008 from 1,008 employees at June 30, 2007. Total expenses increased by $28.7 million, or 14.6%, to $225.2 million for the three months ended June 30, 2008 from $196.5 million for the same period from the prior year. Expenses increased primarily due to a higher number of brokerage personnel as compared with the corresponding period in 2007 and an increase in performance related brokerage bonuses resulting in large part from an increase in our brokerage revenues.

        The following table sets forth the changes in revenues for the three months ended June 30, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2008	%*	2007	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Credit	$76,275	29.2%	$72,436	31.8%	$3,839	5.3%
Equity	69,636	26.6	53,284	23.4	16,352	30.7
Financial	46,322	17.7	45,865	20.1	457	1.0
Commodity	53,373	20.4	49,925	21.9	3,448	6.9

Total brokerage revenues	245,606	93.9	221,510	97.1	24,096	10.9
Other revenues	15,923	6.1	6,612	2.9	9,311	140.8

Total Revenues	$261,529	100.0%	$228,122	100.0%	$33,407	14.6%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007
•
Brokerage Revenues—We offer our brokerage services in four broad product categories: credit, equity, financial and commodity. Below is a discussion on our brokerage revenues by product category.
•
Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 3.9% for the three months ended June 30, 2008 compared to the same period in 2007.

•
The increase in credit product brokerage revenues of $3.8 million in 2008 was due to a number of factors, including credit market volatility related to the ongoing credit crisis, and the continued success in Europe of CreditMatch®, our credit derivatives and bond trading platform. Credit derivative products were strong in both Asia and Europe while bonds and other fixed income products were strong in Europe. Offsetting these growth factors was the departure of almost two dozen of our over 80 credit division personnel in New York to a competitor as described under Part II Item 1.-Legal Proceedings and the resulting disruption to our business.

•
The increase in equity product brokerage revenues of $16.4 million in 2008 was primarily due to the continued growth of our Paris office, which specializes in cash equities and equity derivatives, as well as, to a lesser extent, our cash equity and equity derivatives business in the U.K. and U.S. Market volatility caused by the ongoing credit crisis and inflationary and economic concerns also contributed to the increase in equity product brokerage volumes and revenues. Our equity product brokerage personnel increased by 42 to a total of 246 employees at June 30, 2008, up from 204 employees at June 30, 2007.

•
The increase in financial product brokerage revenues of $0.5 million in 2008 was primarily attributable to the growth in certain emerging market interest rate and currency derivatives globally, offset by a decline in revenues associated with the sale of certain U.S. dollar interest rate swap and forward rate agreement desks in the first quarter of 2008. Our financial product brokerage personnel decreased by 5 to a total of 269 employees at June 30, 2008, down from 274 employees at June 30, 2007 due, in part, to the disposition of our U.S. dollar interest rate swaps businesses globally.

    •
    The increase in commodity product brokerage revenues of $3.4 million in the second quarter of 2008 was primarily attributable to our European commodity and energy business, including dry and wet freight, electric power, metals and emissions Our commodity product brokerage personnel increased by 20 to a total of 292 employees at June 30, 2008, up from 272 employees at June 30, 2007.

  •
  Other Revenues

    The increase in other revenues in the second quarter of 2008 to $15.9 million from $6.6 million in the second quarter of 2007 was primarily related to an $8.5 million increase in software, analytics and market data revenues related to the January 31, 2008 acquisition of Trayport Limited, a provider of electronic trading software, which generated software revenue of $8.5 million in the second quarter of 2008. The remaining increase in other revenues is attributable to an increase in interest and other miscellaneous income.

Expenses

        The following table sets forth the changes in expenses for the three months ended June 30, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2008	%*	2007	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$158,730	60.7%	$143,474	62.9%	$15,256	10.6%
Communications and market data	11,744	4.5	11,299	5.0	445	3.9
Travel and promotion	13,291	5.1	10,170	4.5	3,121	30.7
Rent and occupancy	6,759	2.6	5,529	2.4	1,230	22.2
Depreciation and amortization	8,449	3.2	5,720	2.5	2,729	47.7
Professional fees	7,351	2.8	4,332	1.9	3,019	69.7
Clearing fees	10,486	4.0	6,940	3.0	3,546	51.1
Interest	3,748	1.4	2,002	0.9	1,746	87.2
Other expenses	4,636	1.8	7,036	3.1	(2,400)	34.1

Total Expenses	$225,194	86.1%	$196,502	86.1%	$28,692	14.6%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007
•
Compensation and Employee Benefits
•
The increase in compensation and employee benefits of $15.3 million was primarily attributable to an increase in the number of brokerage personnel from 1,008 employees at June 30, 2007 to 1,065 employees at June 30, 2008 and an increase in brokerage personnel performance bonuses of $2.5 million resulting in large part from the increase in our brokerage revenues.

      Total compensation and employee benefits as a percentage of total revenues decreased to 60.7% for the three months ended June 30, 2008 as compared to 62.9% for the same period in the prior year. Bonus expense represented 53.1% and 57.6% of total compensation and employee benefits expense for the three months ended June 30, 2008 and 2007, respectively. In April 2008, almost two dozen of our credit division managers, brokers and other personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations. Although the unexpected departures of personnel initially resulted in a reduction of our compensation and employee benefits as a percentage of total revenues and in bonus expense as a percent of total compensation for the three months ended June 30, 2008, the departure of these employees also resulted in increased hiring, retention, bonus compensation and litigation costs and, as a result, compensation and employee benefits as a percentage of revenues will be under pressure, and will likely increase, in the short term.

      A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense, which includes the amortization of sign-on bonuses initially made in prior periods, represented 6.0% and 4.1% of total compensation and employee benefits for the three months ended June 30, 2008 and 2007, respectively. This increase is primarily due to a large increase in sign-on bonuses paid in the second quarter of 2008 in connection with the hiring of new employees and the retention of existing employees in our U.S. Credit division.

  •
  All Other Expenses
  •
  Travel and promotion, as a percentage of our total brokerage revenues for the three months ended June 30, 2008, increased to 5.4% from 4.6% for the same period from the prior year. This increase was primarily attributable to increased entertainment costs.

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

  •
  The increase in clearing fees was partially due to the growth of matched principal brokerage revenues from our equities business. Clearing fees, as a percentage of our total revenues from principal transactions, increased to 19.6% for the three months ended June 30, 2008, from 16.5% for the same period from the prior year. This increase was partially due to the high cost of clearing fees as a result of the higher number and types of matched principal transactions executed in Europe. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

  •
  The increase in professional fees was primarily due to a $2.0 million increase in litigation and other legal expenses, largely related to the defection of credit division personnel to subsidiaries of Cie Financiere Tradition in violation of their contractual obligations. The remaining net increase of $1.0 million was mainly attributable to an increase in strategic and other consulting fees.

  •
  Our effective tax rate was 34.9% for the three months ended June 30, 2008 and 36.5% for the six months ended June 30, 2008, as compared to 39.7% and 39.9%, respectively, for the same periods in the prior year. Each quarter, we adjust our provision for income tax expense to the expected annual effective rate. As a result, our effective tax rate may vary by quarter, and our effective tax rate in any given quarter may not match our expected 2008 annual effective tax rate. The reduction in the effective tax rate was primarily due to a decrease in taxes related to our foreign operations. The United Kingdom lowered its statutory corporate income tax rate from 30% to 28% on April 1, 2008. In addition, the geographic mix of our earnings for the quarter has shifted to jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

        Net income for the six months ended June 30, 2008 was $59.6 million as compared to net income of $43.7 million for the six months ended June 30, 2007, an increase of $15.9 million or approximately 36.3%. Total revenues increased by $107.7 million, or 23.0%, to $576.1 million for the six months ended June 30, 2008 from $468.4 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across all product categories, with the most significant dollar increases in equity, credit and commodities. Our total brokerage personnel headcount increased by 57 to a total of 1,065 employees at June 30, 2008 from 1,008 employees at June 30, 2007. Total expenses increased by $86.5 million, or 21.9%, to $482.2 million for the six months ended June 30, 2008 from $395.7 million for the same period from the prior year. Expenses increased primarily due to a higher brokerage personnel headcount as compared with the corresponding period in 2007 and the resulting increase in performance related brokerage bonuses.

        The following table sets forth the changes in revenues for the six months ended June 30, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2008	%*	2007	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Credit	$186,971	32.5%	$157,247	33.6%	$29,724	18.9%
Equity	148,352	25.7	109,667	23.4	38,685	35.3
Financial	98,342	17.1	90,866	19.4	7,476	8.2
Commodity	110,124	19.1	96,632	20.6	13,492	14.0

Total brokerage revenues	543,789	94.4	454,412	97.0	89,377	19.7
Other revenues	32,340	5.6	14,027	3.0	18,313	130.6

Total Revenues	$576,129	100.0%	$468,439	100.0%	$107,690	23.0%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007
•
Brokerage Revenues—We offer our brokerage services in four broad product categories: credit, equity, financial, and commodity.
•
Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) increased by approximately 11.6% for the six months ended June 30, 2008, as compared to the same period from the prior year.

•
The increase in credit product brokerage revenues of $29.7 million in the first half of 2008 as compared with the same period of 2007 was due to a number of factors, including credit and equity market volatility related to ongoing credit crisis and global inflationary and economic concerns, and the continued success in Europe of CreditMatch®. Credit derivatives revenues experienced strong growth in Europe and Asia, while bond and other fixed income revenues were also strong in Europe. Our credit product brokerage personnel headcount remained level at 259 employees at June 30, 2008, although headcount fluctuated over the period as almost two dozen of our credit division managers, brokers and other personnel in New York defected to a competitor in April 2008.

    •
    The increase in equity product brokerage revenues of $38.7 million in the first half of 2008 as compared with the first half of 2007 was primarily due the growth of our Paris office, which specializes in cash equities and equity derivatives, as well as our cash equity and equity derivatives business in the U.K. and U.S. Our equity product brokerage personnel headcount increased by 42 to 246 employees at June 30, 2008, up from 204 employees at June 30, 2007.

    •
    The increase in financial product brokerage revenues of $7.5 million in the first half of 2008 as compared with the first half of 2007 was primarily attributable to growth in emerging market interest rate and currency derivatives globally. In March 2007, we opened an office in Korea which contributed to the growth of our financial product brokerage business in Asia. Our financial product brokerage personnel decreased by 5 to a total of 269 employees at June 30, 2008, down from 274 employees at June 30, 2007.

    •
    The increase in commodity product brokerage revenues of $13.5 million in the first half of 2008 as compared with the first half of 2007 was primarily attributable to growth in European commodity and energy products, including dry freight and electricity. Our commodity product brokerage personnel headcount increased by 20 to a total of 292 employees at June 30, 2008, up from 272 employees at June 30, 2007.

  •
  Other Revenues

    The increase in other revenues in 2008 to $32.3 million from $14.0 million in 2007 was primarily related to an increase in software, analytics and market data revenues of $14.6 million and an increase in other income of $3.5 million. The increase in software, analytics and market data revenue was primarily attributable to the January 31, 2008 acquisition of Trayport Limited, a provider of electronic trading software, which provided software revenues of $14.0 million in the first six months of 2008, and increased subscription revenues for our analytics and market data products. The increase in other income was primarily attributable to net transactional gains resulting from foreign currency fluctuations and net gains and losses on foreign exchange derivative contracts.

Expenses

        The following table sets forth the changes in expenses for the six months ended June 30, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2008	%*	2007	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$351,928	61.1%	$294,982	63.0%	$56,946	19.3%
Communications and market data	22,925	4.0	21,755	4.6	1,170	5.4
Travel and promotion	25,014	4.3	19,006	4.1	6,008	31.6
Rent and occupancy	13,373	2.3	11,090	2.4	2,283	20.6
Depreciation and amortization	16,371	2.8	10,947	2.3	5,424	49.5
Professional fees	12,363	2.1	7,901	1.7	4,462	56.5
Clearing fees	21,688	3.8	14,469	3.1	7,219	49.9
Interest	6,833	1.2	3,851	0.8	2,982	77.4
Other expenses	11,728	2.0	11,685	2.5	43	0.4

Total Expenses	$482,223	83.7%	$395,686	84.5%	$86,537	21.9%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007
•
Compensation and Employee Benefits
•
The increase in compensation and employee benefits of $56.9 million was primarily attributable to an increase in the number of brokerage personnel from 1,008 employees at June 30, 2007 to 1,065 employees at June 30, 2008 and an increase in brokerage personnel bonuses of $28.8 million resulting in large part from the increase in our brokerage revenues.

      Total compensation and employee benefits as a percentage of total revenues decreased to 61.1% for the six months ended June 30, 2008 as compared to 63.0% for the same period in the prior year. This reduction was driven in part by an increase in broker productivity in the six months ended June 30, 2008 relative to the same period in 2007. We measure broker productivity as brokerage revenues divided by average broker headcount for the period. In addition, in April 2008, almost two dozen of our credit division managers, brokers and other personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations. The reduction in our compensation and employee benefits as a percentage of total revenues and in bonus expense as a percent of total compensation is inclusive of the impact of the defection of the North American credit division employees discussed above. Despite this reduction for the six months ended June 30, 2008, the departure of these employees resulted in increased hiring, compensation and litigation costs and, as a result, compensation and employee benefits as a percentage of revenues will be under pressure, and will likely increase, in the short term.

      Bonus expense represented 58.8% and 58.1% of total compensation and employee benefits expense for the six months ended June 30, 2008 and 2007, respectively. This increase in the period was due, in part, to the increased revenues for the first three months of this period offset by the impact of the defection of the North America credit division employees. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense, which includes the amortization of sign-on bonuses initially made in prior periods, represented 4.8% and 4.2% of total compensation and employee benefits for the six months ended June 30, 2008 and 2007, respectively. This increase in sign-on expense is primarily due to a large increase in sign-on bonuses paid in the second quarter of 2008 in connection with the hiring of new employees and the retention of existing employees in our North American credit division.

  •
  All Other Expenses
  •
  The increase in travel and promotion was primarily attributable to an increase in entertainment cost. Travel and promotion, as a percentage of our total brokerage revenues for the six months ended June 30, 2008, increased to 4.6% from 4.2% for the same period from the prior year.

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

  •
  The increase in clearing fees was partially due to the growth of matched principal brokerage revenues from our equities business in Europe. Clearing fees, as a percentage of our total revenues from principal transactions, increased to 19.3% for the six months ended June 30, 2008, from 16.0% for the same period from the prior year. This increase was partially due to the high cost of clearing fees as a result of the higher percentage of matched principal transactions executed in certain of our European offices relative to other offices. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

  •
  The increase in professional fees of $4.5 million was primarily due to a $2.5 million increase in litigation and other legal expenses, in part related to the defection of credit division personnel in violation of their contractual obligations. The remaining $2.0 million increase was mainly attributable to an increase in strategic and other consulting fees.

  •
  Our effective tax rate was 36.5% for the six months ended June 30, 2008 as compared to 39.9% for the same period in the prior year. Each quarter, we adjust our provision for income tax expense to the expected annual effective rate. As a result, our effective tax rate may vary by quarter, and our effective tax rate in any given quarter may not match our expected 2008 annual effective tax rate. The reduction in the effective tax rate was primarily due to a decrease in taxes related to our foreign operations. The United Kingdom lowered its statutory corporate income tax rate from 30% to 28% on April 1, 2008. In addition, the geographic mix of our earnings for the six months ended June 30, 2008 has shifted to jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate.

Results of Segment Operations

        Our operations are managed along three operating segments: North America Brokerage, Europe Brokerage and Asia Brokerage. Our brokerage operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. We aggregated our operating segments into two reportable segments: "Brokerage" and "All Other". The Brokerage segment includes operations from North America and Europe. The All Other segment captures costs that are not directly assignable to the Brokerage segment, primarily consisting of our corporate business activities and operations from software, analytics and market data. Additionally, the All Other segment includes our Asia brokerage operations as it does not meet the quantitative threshold for separate disclosure in accordance with Statement of Financial Accounting Standards 131 No., Disclosures About Segments of an Enterprise and Related Information.

        The following tables summarize our revenues, expenses and pre-tax income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Brokerage	$221,751	$200,944	$490,322	$415,860
All Other	39,778	27,178	85,807	52,579

Total Consolidated Revenues	$261,529	$228,122	$576,129	$468,439

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expenses
Brokerage	$150,527	$133,911	$327,614	$278,317
All Other	74,667	62,591	154,609	117,369

Total Consolidated Expenses	$225,194	$196,502	$482,223	$395,686

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Pre-Tax Income
Brokerage	$71,224	$67,033	$162,708	$137,543
All Other	(34,889)	(35,413)	(68,802)	(64,790)

Total Consolidated Pre-Tax Income	$36,335	$31,620	$93,906	$72,753

Segment Results for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

  •
  Revenues
  •
  Revenues for Brokerage represent revenues generated from transactions in North America and Europe. Total revenues for Brokerage increased by $20.8 million or 10.4% to $221.8 million for the three months ended June 30 from $201.0 million for the three months ended June 30, 2007. The increase in revenues was due to an increase in revenues generated from our each our four product areas due to the factors described above under "Financial Overview".

  •
  Revenues for All Other primarily consisted of revenues generated from our brokerage operations in Asia and software, analytics and market data. Total revenues from All Other increased by $12.6 million or 46.4%, to $39.8 million for the three months ended June 30, 2008 from $27.2 million for the three months ended June 30, 2007. Revenues for our Asia brokerage operations increased by $3.4 million or 16.3%, to $24.2 million for the three months ended June 30, 2008 from $20.8 million for the three months ended June 30, 2007.

      Revenues for our software, analytics and market data increased by $9.2 million or 192.9%, to $14.0 million for the three months ended June 30, 2008 from $4.8 million for the three months ended June 30, 2007. The increase was primarily related to $8.5 million of revenues generated by Trayport Limited.

  •
  Expenses
  •
  Total expenses for Brokerage increased by $16.6 million or 12.4%, to $150.5 million for the three months ended June 30, 2008 from $133.9 million for the three months ended June 30, 2007. The increase was primarily due to an increase in compensation and employee benefits, communications and market data, travel and promotion and clearing fees.

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

    •
    Total expenses for All Other increased by $12.1 million or 19.3%, to $74.7 million for the three months ended June 30, 2008 from $62.6 million for the three months ended June 30, 2007. The increase was primarily due to an increase in compensation and employee benefits, rent and occupancy, depreciation and amortization, interest and other expenses, and offset by a decrease in contract costs incurred relating to a long-term contract that was completed in the prior year. Additionally, we did not allocate these expenses and the provision for income taxes to the individual segment for internal reporting purposes, as we did not believe that allocating these expenses was beneficial in evaluating segment performance.

Segment Results for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

  •
  Revenues
  •
  Revenues for Brokerage represent revenues generated from transactions in North America and Europe. Total revenues for Brokerage increased by $74.5 million or 17.9% to $490.3 million for the six months ended June 30 from $415.9 million for the six months ended June 30, 2007. The increase in revenues was due to an increase in revenues generated from our four product areas. The factors that contributed to the increase in these product areas include those described above under "Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007".

  •
  Revenues for All Other primarily consisted of revenues generated from our brokerage operations in Asia and software, analytics and market data. Total revenues from All Other increased by $33.2 million or 63.2%, to $85.8 million for the six months ended June 30, 2008 from $52.6 million for the six months ended June 30, 2007. Revenues for our Asia brokerage operations increased by $14.4 million or 36.9%, to $53.5 million for the six months ended June 30, 2008 from $34.0 million for the six months ended June 30, 2007. Revenues for our software, analytics and market data increased by $15.5 million or 152.7%, to $25.7 million for the six months ended June 30, 2008 from $10.2 million for the six months ended June 30, 2007. The increase was primarily related to $14 million of revenues generated by Trayport Limited.

  •
  Expenses
  •
  Total expenses for Brokerage increased by $49.3 million or 17.7%, to $327.6 million for the six months ended June 30, 2008 from $278.3 million for the six months ended June 30, 2007. The increase was primarily due to an increase in compensation and employee benefits, communications and market data, travel and promotion and clearing fees.

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

    •
    Total expenses for All Other increased by $37.2 million or 31.7%, to $154.6 million for the six months ended June 30, 2008 from $117.4 million for the six months ended June 30, 2007. The increase was primarily due to an increase in compensation and employee benefits, rent and occupancy, depreciation and amortization, interest and other expenses, and offset by contract costs incurred relating to a long-term contract that was completed in the prior year. Additionally, we did not allocate these expenses and the provision for income taxes to the individual segment for internal reporting purposes, as we did not believe that allocating these expenses was beneficial in evaluating segment performance.

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited statement of income data for the period from July 1, 2006 to June 30, 2008. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$192,074	$239,089	$186,827	$198,405	$179,466	$184,525	$151,890	$138,961
Principal transactions	53,532	59,094	51,366	46,467	42,044	48,377	33,890	34,478

Total brokerage revenues	245,606	298,183	238,193	244,872	221,510	232,902	185,780	173,439
Software, Analytics and market data	13,157	11,259	4,850	4,855	4,491	5,326	4,232	4,954
Contract revenue	—	13	—	11	204	—	1,092	—
Interest income	2,078	2,683	2,726	2,589	2,297	2,102	2,366	2,150
Other income (loss)	688	2,462	1,590	2,416	(380)	(13)	601	(585)

Total revenues	261,529	314,600	247,359	254,743	228,122	240,317	194,071	179,958

Expenses
Compensation and employee benefits	158,730	193,198	151,020	158,845	143,474	151,508	122,465	112,543
Communications and market data	11,744	11,181	11,538	11,329	11,299	10,456	10,545	9,799
Travel and promotion	13,291	11,723	13,057	9,929	10,170	8,836	9,242	7,069
Rent and occupancy	6,759	6,614	6,132	6,439	5,529	5,561	5,511	4,594
Depreciation and amortization	8,449	7,922	6,992	6,747	5,720	5,227	6,799	4,338
Professional fees	7,351	5,012	5,539	4,459	4,332	3,569	5,397	4,391
Clearing fees	10,486	11,202	10,200	8,063	6,940	7,529	6,312	5,884
Interest	3,748	3,085	1,522	1,703	2,002	1,849	2,170	1,124
Other expenses	4,636	7,086	6,023	4,574	6,909	4,649	4,046	3,098
Contract costs	—	6	—	6	127	—	639	—
Lease termination costs to affiliate	—	—	—	—	—	—	(57)	(93)

Total expenses	225,194	257,029	212,023	212,094	196,502	199,184	173,069	152,747

Income before provision for income taxes	36,335	57,571	35,336	42,649	31,620	41,133	21,002	27,211
Provision for income taxes	12,687	21,589	10,128	16,746	12,553	16,453	7,593	10,621

Net income	$23,648	$35,982	$25,208	$25,903	$19,067	$24,680	$13,409	$16,590

        The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Revenues
Brokerage revenues:
Agency commissions	73.4%	76.0%	75.5%	77.9%	78.7%	76.8%	78.2%	77.2%
Principal transactions	20.5	18.8	20.8	18.2	18.4	20.1	17.5	19.2

Total brokerage revenues	93.9	94.8	96.3	96.1	97.1	96.9	95.7	96.4
Software, analytics and market data	5.0	3.6	2.0	1.9	2.0	2.2	2.2	2.8
Contract revenue	—	—	—	—	0.1	—	0.6	—
Interest income	0.8	0.9	1.1	1.0	1.0	0.9	1.2	1.2
Other income (loss)	0.3	0.8	0.6	0.9	(0.2)	—	0.3	(0.4)

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Expenses
Compensation and employee benefits	60.7%	61.4%	61.1%	62.4%	62.9%	63.0%	63.1%	62.5%
Communications and market data	4.5	3.6	4.7	4.4	5.0	4.4	5.4	5.4
Travel and promotion	5.1	3.7	5.3	3.9	4.5	3.7	4.8	3.9
Rent and occupancy	2.6	2.1	2.5	2.5	2.4	2.3	2.8	2.6
Depreciation and amortization	3.2	2.5	2.8	2.6	2.5	2.2	3.5	2.4
Professional fees	2.8	1.6	2.2	1.8	1.9	1.5	2.8	2.4
Clearing fees	4.0	3.6	4.1	3.2	3.0	3.1	3.3	3.3
Interest	1.4	1.0	0.6	0.7	0.9	0.8	1.1	0.6
Other expenses	1.8	2.3	2.4	1.8	3.0	1.9	2.1	1.7
Contract costs	—	—	—	—	0.1	—	0.3	—
Lease termination costs to affiliate	—	—	—	—	—	—	—	(0.1)

Total expenses	86.1%	81.7%	85.7%	83.3%	86.1%	82.9%	89.2%	84.7%

Income before provision for income taxes	13.9	18.3	14.3	16.7	13.9	17.1	10.8	13.9
Provision for income taxes	4.9	6.9	4.1	6.5	5.5	6.8	3.9	4.9

Net income	9.0%	11.4%	10.2%	10.2%	8.4%	10.3%	6.9%	9.0%

Liquidity and Capital Resources

        Net cash provided by operating activities increased to $72.9 million for the six months ended June 30, 2008, compared with $48.9 million provided by operating activities for the six months ended June 30, 2007. This improvement is primarily related to our improved net income which increased by $15.9 million from $43.7 million in the six months ended June 30, 2007 to $59.6 million in the six months ended June 30, 2008, as well as to the increase in certain non-cash items such as deferred compensation expense, loss on foreign exchange derivative contracts and depreciation and amortization. Additionally, the increase is partially due to the improvement in certain working capital items such as provision for income taxes, and was offset by a change in the net receivable/payables to brokers, dealers and clearing organizations. The increase in accrued commissions receivable balance is related to an increase in agency commission revenue, which increased by approximately 18.5% for the six months ended June 30, 2008 as compared to the same period in the prior year.

        Net cash used in investing activities for the six months ended June 30, 2008 was $189.3 million compared to $16.9 million used in the six months ended June 30, 2007. The increase in cash used for investing activities was primarily attributable to $149.5 million in net cash used for the acquisition of substantially all of the outstanding shares of Trayport. See Note 4 to the Condensed Consolidated Financial Statements for further details of the Trayport acquisition. Additionally, the increase in cash used in investing activities was due to increased capital expenditure resulting from an increase in the purchase of computer equipment, leasehold improvements and our continued investment in the development of trading systems and other software for internal use.

        Net cash provided by financing activities for the six months ended June 30, 2008 was $126.1 million, compared to $26.2 million used in financing activities for the six months ended June 30, 2007. The cash provided by financing activities primarily consisted of net borrowings of $99.0 million under the Credit Agreement and the issuance of $60.0 million of Senior Notes, which was offset by payments for cash dividends of $18.2 million and $11.4 million in repurchases of common stock. See Note 5 to the Condensed Consolidated Financial Statements for further details on the Senior Notes.

        Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte Ltd and GFI Korea Money Brokerage Limited. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulated capital requirements of the FSA. GFI (HK) Securities LLC is subject to the regulated capital requirements of the Securities and Futures Commission in Hong Kong. GFI (HK) Brokers Ltd. is subject to regulatory compliance requirements under the Monetary Authority of Hong Kong. GFI Group PTE Ltd. is subject to the regulatory compliance requirements with the Monetary Authority of Singapore. GFI Korea Money Brokerage Limited is subject to the regulated capital requirements of the Ministry of Finance and Economy of South Korea. At June 30, 2008, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements. In addition to these regulatory capital requirements, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business. See Note 12 to our Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements.

        In June 2007, we signed a new lease for an office which will serve as our primary U.S. office space and headquarters. We expect to complete our move to the new office in August 2008. We anticipate that the aggregate cost of the build out of the new office space and relocation costs will be approximately $31.1 million of which $27.0 million was paid through June 30, 2008. In addition, as of June 30, 2008, we had purchase commitments related to this build out of approximately $4.1 million which is expected to be paid during the third quarter of 2008 and is included in our purchase obligations as disclosed in Note 9 to the Condensed Consolidated Financial Statements.

        It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board. See Note 11 to our 2007 Form 10-K for further discussion of the stock repurchase program.

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

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of June 30, 2008:

	Payments Due by Period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$138,990	$6,876	$25,379	$22,237	$84,498
Short-term borrowings(1)	155,054	155,054	—	—	—
Interest on Long-term obligations	21,510	4,302	8,604	8,604	—
Long-term obligations	60,000	—	—	60,000	—
Purchase obligations(2)	26,198	20,953	5,245	—	—

Total	$401,752	$187,185	$39,228	$90,841	$84,498

(1)
Amounts listed under Short-term borrowings represents outstanding borrowings under our Credit Agreement and vary from the Short-term borrowings reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees. Additionally, it included interest due of $54 which was paid in July 2008. See Note 5 to the Condensed Consolidated Financial Statements for further information.

(2)
Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures for the build-out of our new office space in the U.S. and other purchase commitments for capital expenditures. See Note 9 to our Condensed Consolidated Financial Statements for further discussion.

        We have unrecognized tax benefits of approximately $6.5 million after recognizing the impact of the adoption of FIN 48. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

        The Company did not have any off-balance sheet arrangements at June 30, 2008.

Critical Accounting Policies and Estimates

        We have disclosed in Note 2 to our condensed consolidated financial statements and in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2007 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2007 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities which are measured at fair value using significant unobservable inputs. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS 157 on January 1, 2008 except as it applies to those nonfinancial assets and liabilities within the scope of FSP FAS 157-2. The adoption of SFAS 157 as it relates to the financial assets and liabilities did not have a material impact on the Company's condensed consolidated financial statements. The Company will adopt SFAS 157 for those nonfinancial assets and liabilities as noted in FSP FAS 157-2 on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply the Fair Value Option to any specific financial assets or liabilities. The adoption of SFAS 159 did not have a material impact on the Company's condensed consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true-mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141(R) on its consolidated financial statements.

        In March 2008, the FASB issused SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by the Company on January 1, 2009.

The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

        In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset's fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting FSP 142-3 on its consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our quantitative and qualitative disclosures about market risk are described in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A—Quantitative and Qualitative Disclosures about Market Risk" contained in the 2007 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the six months ended June 30, 2008.

Foreign Currency Exposure Risk

        We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the six months ended June 30, 2008.

        While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened by 10% against the U.S. Dollar and the U.S. Dollar strengthened by 10% against the British Pound, the net impact to our net income would have been a reduction of approximately $7.2 million.

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

        In February 2008, the Company's U.K. subsidiary, GFI Holdings Limited ("Holdings"), applied to the High Court in London, England, for a declaration that it was contractually entitled to terminate the employment agreements of three senior brokers in September 2007 by reason of their gross misconduct, repudiatory breaches of contract and breaches of fiduciary duty. Following the termination of their employment in September 2007, the three former employees threatened to bring claims against Holdings in respect of past and future bonuses and restricted stock units in the aggregate amount of approximately $10.0 million. Holdings is therefore also seeking a declaration that the former employees are not entitled to receive any further bonus payments or payments or benefits of any kind. The former employees have filed a counterclaim but the amount is unquantified. While the Company cannot predict the outcome of any litigation, it believes that the former employees were in serious breach of their obligations and are not therefore entitled to any of the amount claimed.

        Based on currently available information, the claims and counterclaims brought against the company in these matters are not expected to have a material adverse impact on the Company's financial position. However, if the claims and counterclaims succeed in respect of the full amount previously threatened or made, these matters may be material to the Company's results of operations or cash flows in a given period.

        In April 2008, Donald P. Fewer, formerly the head of the Company's North American credit division resigned. Following Mr. Fewer's resignation, 22 of the Company's credit brokerage staff resigned and defected to a competitor, notwithstanding various contractual obligations and fiduciary duties. In connection with these actions, GFI Securities LLC commenced an action in arbitration before the Financial Industry Regulatory Authority ("FINRA") Dispute Resolution against Tradition Asiel Securities, Standard Credit Securities Inc. and certain of the departing employees asserting a number of claims, including tortious interference with contract, breach of fiduciary duty, unfair competition, misappropriation of confidential and proprietary information and the violation of certain

FINRA rules of conduct. Certain of the parties to this action have also filed claims against GFI Securities and the Company seeking damages for alleged breach of employment agreements and declaratory judgments relating to the enforceability of the restrictive covenants in their employment or other agreements, and the Company has counter-claimed against Mr. Fewer in a proceeding brought by him in the New York State Supreme Court. In connection with these various proceedings, the Company or its affiliates are seeking equitable relief and monetary damages in an amount to be determined in the course of such proceedings.

        Based on currently available information, the claims and counterclaims brought against the Company in these matters are not expected to have a material adverse impact on the Company's financial position. However, if the claims and counterclaims succeed in respect of the full amount previously threatened or made, these matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in the 2007 Form 10-K. See "Risk Factors" in Part I, Item 1A of our 2007 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended June 30, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(c)	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
April
Stock Repurchase Program(a)	—	$—	—	245,157
Employee Transactions(b)	31,128	$11.75	N/A	N/A
May
Stock Repurchase Program(a)	—	$—	—	288,153
Employee Transactions(b)	36,820	$12.07	N/A	N/A
June
Stock Repurchase Program(a)	—	$—	—	380,549
Employee Transactions(b)	18,159	$9.15	N/A	N/A
Total
Stock Repurchase Program(a)	—	$—	—	380,549
Employee Transactions(b)	86,107	$11.34	N/A	N/A

(a)
In August 2007, the Board authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock on the open market. Under the repurchase plan, the Board authorized the Company to repurchase stock of common shares on the open market in an amount not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of

  RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. Any repurchases are also subject to compliance with certain covenants under the Company's Credit Agreement.

(b)
Under our 2004 Equity Incentive Plan and the 2008 Equity Incentive Plan, we allow employees to elect to have us withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of common stock by us on the date of withholding.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the 2008 Annual Meeting of Stockholders, which was held on June 11, 2008 (the "Annual Meeting"), the stockholders of the Company elected two directors to serve until the 2011 Annual Meeting of Stockholders or until successors are duly elected and qualified.

        The affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

        The following table sets forth the number of votes cast for and withheld with respect to each nominee.

  1.
  To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Against	Abstain
Michael A. Gooch	106,314,152	1,728,826	21,348
Marisa Cassoni	107,150,448	892,402	21,476

    The following is a list of the Company's directors whose term of office continued after the 2008 Annual Meeting:

    Geoffrey Kalish
    John Ward
    Colin Heffron
    John R. MacDonald*

    *
    Mr. MacDonald resigned as a director effective as of July 15, 2008

        In addition to the above, at the Annual Meeting stockholders were asked to consider and vote on (i) the ratification of the appointment of our independent auditors; (ii) the approval of the GFI Group Inc. 2008 Equity Incentive Plan; and (iii) the approval of the GFI Group Inc. 2008 Senior Executive Annual Bonus Plan. Each of these matters were passed by the Company's stockholders at the annual meeting with the following votes:

  2.
  To ratify selection of Deloitte & Touche LLP as the Company's independent auditor for fiscal year 2008.

For	107,944,672
Against	102,136
Abstain	17,518

  3.
  To approve the GFI Group Inc. 2008 Equity Incentive Plan

For	90,820,340
Against	9,859,183
Abstain	607,099
Broker non-vote	6,777,704
  4.
  To approve the GFI Group Inc. 2008 Senior Executive Annual Bonus Plan

For	105,219,012
Against	2,223,008
Abstain	622,306

ITEM 6.    EXHIBITS

        Exhibits:

Exhibit No.	Description
10.22	GFI Group Inc. 2008 Equity Incentive Plan
10.23	GFI Group Inc 2008 Senior Executive Annual Bonus Plan
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August, 2008.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer (principal financial and accounting officer)