Form 10-Q
period 2008-09-30
GFI Group Inc.
filed 2008-11-10
CIK 1292426

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

        The number of shares of registrant's common stock outstanding on October 31, 2008 was 118,305,442.

Table of Contents

		Page
	Part I—Financial Information
Item 1.	Financial Statements	4
	Condensed Consolidated Statements of Financial Condition as of September 30, 2008 (unaudited) and December 31, 2007	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52
	Part II—Other Information
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6.	Exhibits	54

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

        Information relating to the corporate governance of the Company is also available on our website, including information concerning our directors, board committees, including committee charters, our code of business conduct and ethics for all employees and for senior financial officers and our compliance procedures for accounting and auditing matters. In addition, the Investor Relations page of our website includes certain supplemental financial information that we make available from time to time.

        Our Internet website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$349,137	$240,393
Deposits with clearing organizations	8,310	8,462
Accrued commissions receivable, net of allowance for doubtful accounts of $5,076 and $4,173 at September 30, 2008 and December 31, 2007, respectively	154,469	169,119
Receivables from brokers, dealers and clearing organizations	489,093	317,849
Property, equipment and leasehold improvements, net of depreciation and amortization of $82,745 and $79,824 at September 30, 2008 and December 31, 2007, respectively	72,784	56,142
Goodwill	209,507	93,709
Intangible assets, net	45,814	11,981
Other assets	135,310	78,159

TOTAL ASSETS	$1,464,424	$975,814

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued compensation	$129,755	$174,472
Accounts payable and accrued expenses	60,621	40,287
Payables to brokers, dealers and clearing organizations	465,889	194,736
Short-term borrowings, net	164,251	55,291
Long-term obligations, net	59,465	—
Other liabilities	102,070	58,835

Total Liabilities	$982,051	$523,621

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 119,309,619 and 118,190,376(1) shares issued at September 30, 2008 and December 31, 2007, respectively	1,193	1,182
Additional paid in capital(1)	276,965	262,006
Retained earnings	225,080	196,284
Treasury stock, 996,236 and 400,000(1) common shares at cost, at September 30, 2008 and December 31, 2007, respectively	(18,476)	(7,076)
Accumulated other comprehensive loss	(2,389)	(203)

Total Stockholders' Equity	482,373	452,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,464,424	$975,814

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Brokerage revenues:
Agency commissions	$182,591	$198,405	$613,754	$562,396
Principal transactions	43,771	46,467	156,397	136,888

Total brokerage revenues	226,362	244,872	770,151	699,284
Software, analytics and market data	14,034	4,855	38,450	14,672
Interest income	2,187	2,589	6,948	6,988
Other income	555	2,427	3,718	2,238

Total Revenues	243,138	254,743	819,267	723,182
EXPENSES:
Compensation and employee benefits	176,462	158,845	528,390	453,827
Communications and market data	12,640	11,329	35,565	33,084
Travel and promotion	11,845	9,929	36,859	28,935
Rent and occupancy	14,969	6,439	28,342	17,529
Depreciation and amortization	7,192	6,747	23,563	17,694
Professional fees	7,756	4,459	20,119	12,360
Clearing fees	12,026	8,063	33,714	22,532
Interest	3,508	1,703	10,341	5,554
Other expenses	7,317	4,580	19,045	16,265

Total Expenses	253,715	212,094	735,938	607,780

(LOSS) INCOME BEFORE INCOME TAXES	(10,577)	42,649	83,329	115,402
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(3,861)	16,746	30,415	45,752

NET (LOSS) INCOME	$(6,716)	$25,903	$52,914	$69,650

(LOSS) EARNINGS PER SHARE
Basic	$(0.06)	$0.22	$0.45	$0.60
Diluted	$(0.06)	$0.22	$0.44	$0.59
WEIGHTED AVERAGE SHARES OUTSTANDING(1)
Basic	118,039,998	117,340,915	117,812,412	116,286,863
Diluted	118,039,998	119,616,287	119,382,347	118,927,077

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET (LOSS) INCOME	$(6,716)	$25,903	$52,914	$69,650
OTHER COMPREHENSIVE (LOSS) INCOME:
Loss on available for sale securities, net of tax	(1,068)	—	(62)	—
Foreign currency translation adjustment, net of tax	(1,953)	(76)	(2,124)	(34)

COMPREHENSIVE (LOSS) INCOME	$(9,737)	$25,827	$50,728	$69,616

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,914	$69,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,563	17,694
Amortization of loan fees	308	168
Provision for doubtful accounts	1,815	2,502
Loss on disposal of fixed assets	236	—
Deferred compensation	20,108	14,944
Provision for deferred taxes	13,115	1,163
(Gain) loss on foreign exchange derivative contracts	(1,429)	6,541
Losses from equity method investments	2,819	695
Tax expense (benefit) related to share-based compensation	107	(14,471)
(Increase) decrease in operating assets:
Deposits with clearing organizations	152	(396)
Accrued commissions receivable	22,034	(55,261)
Receivables from brokers, dealers and clearing organizations	(171,244)	(427,744)
Other assets	(50,938)	559
(Decrease) increase in operating liabilities:
Accrued compensation	(44,717)	5,021
Accounts payable and accrued expenses	14,589	5,183
Payables to brokers, dealers and clearing organizations	271,153	406,991
Other liabilities	18,368	45,511

Cash provided by operating activities	172,953	78,750

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	(149,614)	(2,754)
Purchases of other investments, net	(3,620)	(3,964)
Purchase of property, equipment and leasehold improvements	(33,244)	(18,954)
Payments on foreign exchange derivative contracts	(3,787)	(5,187)

Cash used in investing activities	(190,265)	(30,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(174,500)	(61,186)
Proceeds from short-term borrowings	283,500	29,300
Proceeds from issuance of long-term obligations	60,000	—
Repurchases of common stock	(11,401)	(7,076)
Cash dividend paid	(24,118)	—
Payment of loan fees	(883)	—
Proceeds from exercise of stock options	573	7,874
Cash paid for taxes on vested restricted stock units	(4,884)	(3,857)
Tax (expense) benefit related to share-based compensation	(107)	14,471

Cash provided by/(used in) financing activities	128,180	(20,474)

Effects of foreign currency translation adjustment	(2,124)	(34)
INCREASE IN CASH AND CASH EQUIVALENTS	108,744	27,383
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	240,393	181,484

CASH AND CASH EQUIVALENTS, END OF PERIOD	$349,137	$208,867

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,202	$5,393
Income taxes paid, net of refunds	$36,955	$30,259

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

        The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the "Company"). The Company, through its wholly-owned subsidiary GFInet inc. ("GFInet"), provides brokerage services, market data, trading system software and analytics software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as data, trading system software and analytics products for decision support, which it licenses to the financial services industry and other corporations. The Company's principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited and subsidiaries ("Fenics") and Trayport Limited ("Trayport"). As of September 30, 2008, Jersey Partners, Inc. ("JPI") owns approximately 43% of the Company's outstanding shares of common stock. The Company's chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

         Principal Transactions—Principal transactions revenue is primarily derived from matched principal transactions. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. In matched principal transactions, the Company

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

simultaneously agrees to buy instruments from one customer and sell them to another customer. A limited number of brokerage desks are occasionally permitted to enter into unmatched principal transactions in the ordinary course of business while brokering in illiquid markets and for the purpose of facilitating clients' execution needs for transactions initiated by such clients. These unmatched positions are intended to be held short term.

        However, from time to time, under the circumstances described above, or if a matched principal transaction fails to settle on a timely basis or if a customer defaults on its obligations, the Company may hold securities positions overnight or until such transaction is settled. These positions are marked to market on a daily basis.

         Software, Analytics and Market Data—Software revenue consists primarily of fees charged for Trayport electronic trading software, which are typically billed on a subscription basis ranging from one to two years. Analytics revenue consists primarily of fees for Fenics pricing tools. Market data revenue primarily consists of subscription fees and fees from customized one-time sales of data. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

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

         Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. For the nine months ended September 30, 2008 and year ended December 31, 2007, none of these contracts were designated as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). Contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statements of Operations.

         Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders' equity. Gains or losses resulting from foreign currency transactions are included in other income in the Condensed Consolidated Statements of Operations.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities which are measured at fair value using significant unobservable inputs. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP 157-2") which delays the effective date of

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS 157 on January 1, 2008 except as it applies to those nonfinancial assets and liabilities within the scope of FSP 157-2. The adoption of SFAS 157 as it relates to the financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS 157 for those nonfinancial assets and liabilities as noted in FSP 157-2 on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities on its consolidated financial statements. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective upon issuance and applicable to prior periods for which financial statements have not been issued. The Company adopted FSP 157-3 as of September 30, 2008. The adoption of FSP 157-3 did not have a material impact on the Company's consolidated financial statements. See Note 11 for further discussion of Financial Instruments.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51 ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

3.  RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	September 30, 2008	December 31, 2007
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$465,123	$272,885
Balance receivable from clearing organizations	23,970	44,964

Total	$489,093	$317,849

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$445,953	$185,404
Payable to financial institutions	15,819	8,882
Balance payable to clearing organizations	4,117	450

Total	$465,889	$194,736

        Substantially all fail to deliver and fail to receive balances at September 30, 2008 and December 31, 2007 have subsequently settled at the contracted amounts.

4. GOODWILL AND INTANGIBLE ASSETS

        On January 31, 2008, the Company completed the acquisition of substantially all of the outstanding shares of Trayport, a leading provider of real-time electronic trading software for brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets, for approximately £85,428 (or approximately $169,780), including cash acquired of £7,622 (or approximately $15,150) and £1,387 (or approximately $2,745) of direct transaction costs related to the acquisition. Additionally, £2,524 (or approximately $5,016) of the purchase price was paid in short-term loan notes, payable within one year. At September 30, 2008, $158 of these notes were outstanding. Included as part of the purchase price is £7,287 (or approximately $12,988) that was deposited into an escrow account with a third-party escrow agent as collateral for the indemnification obligations of certain of the former Trayport shareholders. Any amounts remaining in the escrow account at March 31, 2009 that are not subject to pending claims will be distributed to the former Trayport shareholders. The purchase price is subject to final working capital adjustments, which are not expected to be material. The Company financed the transaction with proceeds of the private placement of senior secured notes and amounts drawn under its Credit Agreement, as defined in Note 5. See Note 5 below for further discussion of the senior secured notes and Credit Agreement.

        This acquisition was accounted for as a purchase business combination. Assets acquired were recorded at their fair value as of January 31, 2008. The results of the acquired company have been included in the condensed consolidated financial statements since the acquisition. Management determined the fair value of the identifiable intangible assets acquired based upon an independent

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

valuation model. The purchase price allocation, as presented below, was translated into U.S. dollars based on the foreign exchange rate on January 31, 2008:

		Useful Life
Assets:
Cash	$15,150
Accounts receivable	8,704
Property and equipment	469
Software inventory	6,587
Intangible assets subject to amortization—
Trade name	3,657	10 Years
Customer relationships	33,243	15 Years
Non compete agreement	839	4 Years
Other assets	481
Goodwill	115,798

Total assets acquired	$184,928
Total liabilities assumed	15,148

Net Assets Acquired	$169,780

        Total intangible assets acquired in the Trayport transaction that are subject to amortization totaled $37,739 and have a weighted-average useful life of approximately 14 years.

        Changes in the carrying amount of the Company's goodwill for the nine months ended September 30, 2008 were as follows:

	Brokerage	All Other	Total
Balance as of December 31, 2007	$80,816	$12,893	$93,709
Goodwill acquired during the year	—	115,798	115,798

Balance as of September 30, 2008	$80,816	$128,691	$209,507

        During the first quarter of 2008, the Company completed the annual goodwill impairment test that is required by SFAS 142. The results of the testing did not indicate any goodwill impairment. SFAS 142 requires that impairment testing be performed between annual tests, if events change or circumstances occur that may indicate impairment. SFAS 142 prescribes a two step process for impairment testing whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit's book value. If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that business unit be written down to the value implied by the reporting unit's recent valuation. As a result of the decline in our stock price since December 31, 2007, which decreased our market capitalization, we conducted interim goodwill impairment testing for the quarter ended September 30, 2008 to determine whether an impairment of our recorded goodwill existed. The result of this interim testing did not indicate an impairment of goodwill.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The Company had the following intangible assets as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Gross intangible assets
Customer base/relationships	$46,282	$13,039
Trade name	7,771	4,114
Core technology	3,230	3,230
Covenants not to compete	3,184	2,345
Favorable lease agreements	620	620
Propriety knowledge	110	110
Patent	33	32

Total gross intangible assets	61,230	23,490
Accumulated amortization	(15,416)	(11,509)

Net intangible assets	$45,814	$11,981

        Amortization was $1,376 and $817 for the three months ended September 30, 2008 and 2007, respectively, and $3,907 and $2,658 for the nine months ended September 30, 2008 and 2007.

        At September 30, 2008, the expected amortization expense for the definite lived intangible assets is as follows:

2008 (remaining three months)	$1,373
2009	5,431
2010	5,381
2011	5,175
2012	4,015

Total	$21,375

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "Senior Notes") in a private placement. The Senior Notes bear interest at 7.17%, payable semi-annually in arrears on the 30th of January and July. The Company's obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The 2008 Note Purchase Agreement includes operational covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At September 30, 2008, the Senior Notes were recorded net of deferred financing costs of $535.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

        In June 2008, in accordance with the 2008 Note Purchase Agreement, the Company was notified by one of the purchasers of these securities that the rate at which the Senior Notes would bear interest would be increased to include a premium of 100 basis points due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers of these securities pursuant to generally applicable insurance regulations for U.S. insurance companies. As a result, we currently accrue interest on the Senior Notes at 8.17%. The premium interest will cease to accrue if the risk based capital factor attributed to the Senior Notes is subsequently reduced or if the Company is successful in its pending appeal of the change in the capital factor.

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

        The Company had the following availability and outstanding borrowings under its Credit Agreement as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Loan Available(1)	$265,000	$160,000
Loans Outstanding	$165,000	$56,000
Letters of Credit Outstanding	$7,172	$7,193

    (1)
    Amounts available include up to $50,000 for letters of credit as of September 30, 2008 and December 31, 2007.

        The weighted average interest rate of the outstanding credit facility borrowings was 3.94% and 5.84% at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, short-term borrowings under the Credit Agreement were recorded net of unamortized loan fees of $749 and $709, respectively.

        In certain previous periods' financial statements, we referred to short-term borrowings under our Credit Agreement as Notes Payable on our Statement of Financial Condition and Statement of Cash Flows. To better distinguish obligations due under the Credit Agreement from long-term obligations due under our Senior Notes, we now refer to borrowings under our Credit Agreement as "Short-term borrowings" in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Cash Flows included in these financial statements.

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

6. STOCKHOLDERS' EQUITY (Continued)

        On March 31, 2008, the Company effected a four-for-one split of the Company's common stock. Accordingly, all historical share and per share data have been retroactively restated in the accompanying condensed consolidated financial statements. Additionally, the par value of the additional shares resulting from the split were reclassified from additional paid in capital to common stock.

        During the first nine months of 2008, the Company repurchased 596,236 shares of its common stock on the open market at an average price of $19.11 per share and for a total cost of $11,401, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

        On March 31, 2008, the Company paid a special cash dividend of $0.125 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $14,693. On May 15, 2008, the Company paid a quarterly cash dividend of $0.03 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $3,530. On August 29, 2008, the Company paid a quarterly cash dividend of $0.05 per share which based on the number of shares outstanding on the record date for such dividend, totaled $5,895. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

7. EARNINGS PER SHARE

        Basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic (loss) earnings per share
Net (loss) income	$(6,716)	$25,903	$52,914	$69,650
Weighted average common shares outstanding	118,039,998	117,340,915	117,812,412	116,286,863

Basic (loss) earnings per share	$(0.06)	$0.22	$0.45	$0.60

Diluted (loss) earnings per share
Net (loss) income applicable to stockholders	$(6,716)	$25,903	$52,914	$69,650
Weighted average common shares outstanding	118,039,998	117,340,915	117,812,412	116,286,863
Effect of dilutive shares:
Options and RSU's	—	2,275,372	1,569,935	2,640,214

Weighted average shares outstanding and common stock equivalents	118,039,998	119,616,287	119,382,347	118,927,077

Diluted (loss) earnings per share	$(0.06)	$0.22	$0.44	$0.59

        For the three months ended September 30, 2008 and 2007, 2,661,471 RSUs and 842,788 RSUs, respectively, were excluded from the computation of diluted (loss) earnings per share because their

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

7. EARNINGS PER SHARE (Continued)

effect would be anti-dilutive and for the nine months ended September 30, 2008 and 2007, 1,374,002 RSUs and 819,759 RSUs, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

        As a result of the net loss reported for the three months ended September 30, 2008, common shares underlying options to purchase 431,992 shares of common stock and 431,963 RSU's were excluded from the calculation of diluted loss per share for that period.

8. SHARE-BASED COMPENSATION

        The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan (the "2008 Equity Incentive Plan"), which was approved by the Company's stockholders on June 11, 2008. Prior to June 11, 2008, the Company issued RSU's under the GFI Group Inc. 2004 Equity Incentive Plan (the "2004 Equity Incentive Plan").

        The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of September 30, 2008, there were 7,910,222 shares of our common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally three years.

        Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

        The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the nine months ended September 30, 2008:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2007	4,458,452	$15.68
Granted	1,156,672	12.92
Vested	(1,548,881)	14.29
Cancelled	(577,234)	15.96

Outstanding September 30, 2008	3,489,009	$15.34

        The weighted average grant-date fair value of RSUs granted for the nine months ended September 30, 2008 was $12.92 per unit, compared with $17.74 per unit for the same period in the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

8. SHARE-BASED COMPENSATION (Continued)

prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Compensation expense	$7,284	$5,358	$20,312	$14,864
Income tax benefits	$2,659	$2,095	$7,414	$5,674

        At September 30, 2008, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $40,624 and is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of RSUs vested during the nine months ended September 30, 2008 and 2007 was $22,150 and $11,069, respectively.

        As of September 30, 2008, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the "GFI Group 2002 Plan") and the GFInet inc. 2000 Stock Option Plan (the "GFInet 2000 Plan"). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

        The following is a summary of stock option transactions during the nine months ended September 30, 2008:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2007	784,448	$3.30	382,156	$3.32
Exercised	(123,800)	3.21	(41,780)	4.19
Cancelled	(9,000)	2.97	—	—

Outstanding September 30, 2008	651,648	$3.32	340,376	$3.22

9. COMMITMENTS AND CONTINGENCIES

         Purchase Obligations—The Company has various unconditional purchase obligations. Certain of these obligations include the purchase of market data from a number of information service providers during the normal course of business. As of September 30, 2008, the Company had total purchase commitments for market data services of approximately $22,002 with $18,025 due within the next twelve months and $3,977 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $2,100 primarily related to the build-out of the Company's new office space in New York, as well as for disaster recovery facilities.

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

        In April 2008, Donald P. Fewer, formerly the head of the Company's North American credit division resigned. Following Mr. Fewer's resignation, 22 of the Company's credit brokerage staff resigned and defected to a competitor, notwithstanding various contractual obligations and fiduciary duties. In connection with these actions, GFI Securities LLC has commenced two arbitration proceedings before the Financial Industry Regulatory Authority ("FINRA") Dispute Resolution against Tradition Asiel Securities, Inc., Standard Credit Securities Inc. and certain of the departing employees asserting a number of claims, including tortious interference with contract, breach of fiduciary duty, unfair competition, misappropriation of confidential and proprietary information and the violation of certain FINRA rules of conduct and breach of contract. Certain former employees who are parties to the proceedings have also filed claims or counterclaims against GFI Securities and the Company seeking monetary damages for, inter alia, GFI's alleged breach of their employment agreements and the covenant of good faith and fair dealing. They also seek declaratory judgments relating to the enforceability of the restrictive covenants in their employment or other agreements. In the Supreme Court of the State of New York, Mr. Fewer has filed a lawsuit alleging the Company breached obligations to him, in which the Company has asserted counterclaims based upon his breach of fiduciary duties. In connection with these various proceedings, the Company or its affiliates are seeking equitable relief and monetary damages in an amount to be determined in the course of such proceedings.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        Based on currently available information, the claims and counterclaims brought against the company in these matters are not expected to have a material adverse impact on the Company's financial position. However, if the claims and counterclaims succeed in respect a significant portion of the amounts previously threatened or made, these matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company.

         Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for its customers. Revenues for these services are transaction based. As a result, the Company's revenues could vary based upon the transaction volume of certain securities, commodities, foreign exchange and derivative markets.

         Guarantees—The Company, through its subsidiaries, is a member of certain exchanges and clearing houses. Under the membership agreements, members are generally required to guarantee certain obligations. To mitigate the performance risks of its members, the exchanges and clearing houses may, from time to time, require members to post collateral, as well as meet certain minimum financial standards. The Company's maximum potential liability under these arrangements cannot be quantified. However, management believes that the potential for the Company to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

10. FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

        Disclosure regarding the Company's financial instruments with off-balance sheet risk is described in "Note 16—Financial Instruments with Market and Credit Risks" of the Notes to the Consolidated Financial Statements contained in the Company's 2007 Form 10-K. There have been no material changes to our off-balance sheet risk during the nine months ended September 30, 2008.

11. FINANCIAL INSTRUMENTS

        The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in "Note 17—Financial Instruments" of the Notes to the Consolidated Financial Statements contained in the Company's 2007 Form 10-K.

        As of and for the nine months ended September 30, 2008 and 2007, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges.

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

Valuation Techniques

        The Company uses the following valuation techniques in valuing the financial instruments at September 30, 2008:

        The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale and reported at fair value at September 30, 2008. The Company's trading and available-for-sale marketable securities were all categorized as Level I and the fair values of these securities were based on quoted market prices.

        The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Fair value of the Company's foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts and management's own calculations and analyses. At September 30, 2008, the Company's foreign exchange derivative contracts have been categorized in Level 2 of the SFAS 157 fair value hierarchy.

        The fair value of corporate bonds owned as a result of matched principal transactions is estimated using recently executed transactions and market price quotations. At September 30, 2008, corporate bonds held by the Company are categorized in Level 2 of the SFAS 157 fair value hierarchy.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

11. FINANCIAL INSTRUMENTS (Continued)

        Financial Assets and Liabilities Measured at Fair Value on a recurring basis as of September 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance at September 30, 2008
Other assets	$5,794	$5,403	$11,197
Other liabilities	$—	$1,541	$1,541

        Other assets include marketable securities that are accounted for either as trading or available-for-sale securities, corporate bonds and foreign exchange derivative contracts. Other liabilities include foreign exchange derivative contracts.

12. REGULATORY REQUIREMENTS

        GFI Securities LLC is a registered broker-dealer with the SEC and the Financial Industry Regulatory Authority (FINRA). GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act.

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

        The following table sets forth information about the net capital that certain of the Company's subsidiaries were required to maintain as of September 30, 2008:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$31,781	$88,500	$40,298	$744
Minimum Net Capital required	250	13,612	29,997	386

Excess Net Capital	$31,531	$74,888	$10,301	$358

        In addition to the minimum net capital requirements outlined above, certain of the Company's subsidiaries are subject to additional regulatory requirements.

        GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which requires that GFI Group PTE Ltd, among other things, maintain stockholders' equity of 3,000 Singapore dollars (or approximately $2,095), measured annually. At December 31, 2007 the required measurement date, GFI Group PTE Ltd. had stockholders' equity of

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

12. REGULATORY REQUIREMENTS (Continued)

6,988 Singapore dollars (or approximately $4,832), which exceeded the minimum requirement by approximately 3,988 Singapore dollars (or approximately $2,761).

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the "FIEL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain minimum "brought-in" capital and stockholders' equity of 50,000 Japanese Yen each (approximately $472), as defined under the FIEL. In addition, GFI Securities Limited's Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth; including "brought-in" capital, exceed a ratio of 140.0% of the risk equivalent amount including relevant expenditure. At September 30, 2008, GFI Securities Limited's Japanese branch was in compliance with these capital requirements.

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

        GFI Securities Limited's Dublin branch was established through the exercise of its passport right to open a branch within a European Economic Area state. The establishment of the branch was approved by FSA and acknowledged by the Irish Financial Services Regulatory Authority ("IFSRA") in Ireland. The branch is subject to all of the conduct of business rules of the IFSRA and is regulated, in part, by the FSA.

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

        GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5,000 Hong Kong dollars (or approximately $644). At September 30, 2008, GFI (HK) Brokers Ltd. had stockholders' equity of 8,670 Hong Kong dollars (or approximately $1,111), which exceeded the minimum requirement by 3,670 Hong Kong dollars (or approximately $470).

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

foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000 Korean Won (or approximately $4). At September 30, 2008, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000 Korean Won.

        These regulatory rules may restrict the Company's ability to withdraw capital from its regulated subsidiaries. The Company's regulated subsidiaries were in compliance with all minimum net capital requirements as of September 30, 2008.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

13. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Selected financial information for the Company's reportable segments is presented below for periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Brokerage	$205,657	$222,163	$695,979	$638,023
All Other	37,481	32,580	123,288	85,159

Total Consolidated Revenue	$243,138	$254,743	$819,267	$723,182

Interest Revenue:
Brokerage	$13	$30	$37	$42
All Other	2,174	2,559	6,911	6,946

Total Consolidated Interest Revenues	$2,187	$2,589	$6,948	$6,988

Interest Expense:
Brokerage	$507	$444	$1,653	$895
All Other	3,001	1,259	8,688	4,659

Total Consolidated Interest Expense	$3,508	$1,703	$10,341	$5,554

Depreciation and Amortization:
Brokerage	$—	$—	$—	$—
All Other	7,192	6,747	23,563	17,694

Total Consolidated Depreciation and Amortization	$7,192	$6,747	$23,563	$17,694

(Loss) Income before Income Taxes:
Brokerage	$47,874	$72,656	$210,582	$210,199
All Other	(58,451)	(30,007)	(127,253)	(94,797)

Total Consolidated (Loss) Income before Income Taxes	$(10,577)	$42,649	$83,329	$115,402

        In addition, with the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 4 for goodwill by reportable segment.

        The Company primarily offers its products and services in North America, Europe and the Asia-Pacific region.

        Information regarding revenues for the three and nine months ended September 30, 2008 and 2007, respectively, and information regarding long-lived assets (defined as property, equipment,

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

13. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

leasehold improvements and software inventory) in geographic areas as of September 30, 2008 and December 31, 2007, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
United States	$75,652	$103,211	$286,410	$312,652
United Kingdom	115,190	103,317	367,219	280,966
Other	52,296	48,215	165,638	129,564

Total	$243,138	$254,743	$819,267	$723,182

	September 30, 2008	December 31, 2007
Long-lived Assets, as defined:
United States	$61,910	$45,126
United Kingdom	18,362	11,810
Other	5,358	5,029

Total	$85,630	$61,965

        Revenues are attributed to geographic areas based on the location of the relevant legal entities.

14. OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss on available for sale securities
Before Tax Amount	$(1,493)	$—	$(68)	$—
Tax Benefit	425	—	6	—

After Tax Amount	$(1,068)	$—	$(62)	$—

Foreign currency translation adjustment
Before Tax Amount	$(3,450)	$(178)	$(3,755)	$(104)
Tax Benefit	1,497	102	1,631	70

After Tax Amount	$(1,953)	$(76)	$(2,124)	$(34)

15. SUBSEQUENT EVENT

        In October 2008, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on November 28, 2008 to shareholders of record on November 14, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the "Company") as of September 30, 2008, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company's management.

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
November 7, 2008

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

  Market Volatility

        As a general rule, our business benefits from volatility in the markets that we serve, as periods of increased volatility typically coincide with more robust trading by our clients and a higher volume of transactions. Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions. During the third quarter of 2008, particularly in September, the markets in which we operate experienced heightened volatility as the ongoing credit crisis in the U.S. resulted in historic changes to the financial industry, a substantial freezing of the credit markets and far-reaching government intervention.

        The credit markets experienced periods of significant volatility in the third quarter of 2008 as Lehman Brothers and Washington Mutual Inc. declared bankruptcy. Following this period of significant volatility, the credit crisis caused a loss of investor confidence and lending substantially froze. The credit crisis also spread overseas as international banks and financial firms struggled with problematic mortgage and debt portfolios and, in September, various European governments proposed financial rescue plans. The volume of investment grade and high yield bonds issued in the third quarter fell 68% and 51%, respectively, from the prior year, according to Thomson Reuters. Volatility in the U.S. Treasury markets approached or exceeded all-time highs as investors sought safe havens. Investment grade bonds were also volatile in the quarter with the premium on double-A rated bonds over treasuries widening to 3.98 percentage points at quarter end from 2.35 at the beginning of the quarter according to Merrill Lynch indexes.

        The global equity markets experienced periods of considerable volatility as demonstrated by historical price volatility of the Chicago Board Options Exchange SPX ("VIX") and Dow Jones Industrial Average ("DJIA") volatility indices. The VIX closed at a record high at the end of the quarter, reflecting investor anxiety after the U.S. House of Representatives failed to pass a financial bailout package intended to ease the credit crisis. Global equity market indices were volatile in the quarter with the DJIA decreasing 4.4% and experiencing its largest single day point decline, and the Dow Jones World Index, excluding the U.S., dropping 22% in dollar terms. The decline in equities was broad based with the pan-European Dow Jones Stoxx 600 Index down 12.0% and the Japanese Nikkei Index down 17%. Emerging markets were also generally down on global economic uncertainty and decreasing commodity prices with the Emerging Markets MSCI Index plunging 27% in the third quarter, its largest point drop on record.

        Interest rate and foreign exchange markets experienced periods of heightened volatility resulting from global economic and inflationary concerns, as well as the Federal Reserve and central banks globally acting to combat the credit crisis. The U.S. Dollar Index, which measures the performance of the U.S. dollar against a basket of currencies, increased 5.0% in the quarter. The U.S. dollar strengthened 11.8% versus the Euro, rallied 12.0% against the British Pound and was little changed versus the Japanese Yen.

        Commodity markets also experienced periods of heightened volatility as demonstrated by price movements on the S&P GSCI Energy and Non-Energy commodity indices as compared to the third quarter of 2007 and the second quarter of 2008. Commodity prices hit highs in early July, then dropped sharply until early September, at which point they rallied as the U.S. government took steps to stabilize the financial system. The Reuters CRB Commodity Price Index fell 11.8% in September, the largest monthly drop in the 48-year history of the index. Oil futures prices decreased 37% in the quarter from a peak of $145.29 a barrel on July 3 to $91.15 on September 16, amid a broad commodity sell-off based on deteriorating demand. Oil futures ended the third quarter down 28%. Other commodities such as gold and grain were also volatile in the third quarter as investors shifted their funds to a strengthening U.S. dollar. Gold fell 5.6% in the quarter, but was fairly volatile throughout the period, including a decrease of up to 20%.

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

        The International Swaps and Derivatives Association ("ISDA") released its Mid-Year 2008 Market Survey in September 2008 detailing growth in global notional outstanding in various over-the-counter markets. The ISDA statistics indicated that there was growth in the notional outstanding for all derivative categories over the previous year's first half results, including interest rate and currency derivatives, which were up 33.9%, credit default swaps, which were up 20.1%, and equity derivatives, which were up 18.7%. However, credit default swaps decreased 12.2% from the Year-End 2007 Market Survey, its first sequential period decline. ISDA attributed this decline to the industry's efforts to reduce risk through netting of offsetting transactions.

        Despite these indicators of growth in notional outstanding amount of OTC derivatives, a trend is underway of decreasing trading volumes in certain OTC derivatives products as hedge funds deploy decreased amounts of trading capital due to investor redemptions and reduced borrowing. Some impact of this trend can be seen in transaction volumes of certain products traded on futures exchanges. For several years, exchange traded derivatives have exhibited generally similar growth rates to those of related OTC derivative markets. In the third quarter, CME Group Inc. ("CME"), excluding its New York Mercantile Exchange operations, reported a 10% decrease in quarterly average daily volumes, while the New York Mercantile Exchange ("NYMEX"), Intercontinental Exchange, and International Securities Exchange's average daily volumes were up, respectively, 23%, 12% and 27%, which are somewhat lower rates of growth than in prior years. In addition, several exchanges reported decreases in average daily volumes for August versus the prior year. Because there is currently minimal or no exchange-based trading activity of credit futures, exchange-traded volumes are not an effective indicator of activity levels of OTC credit products.

        In addition, newer products and our expansion into growing markets and new geographical areas have historically contributed to the growth in our brokerage revenues. New products have developed in certain wet and dry freight and property derivative markets, while the currency and interest rate derivative markets have grown, in part, due to the growth of emerging markets in Eastern Europe, Asia and Latin America. While hedge fund deleveraging in the structured credit and high yield markets have recently led to lower volumes in these products, transactional volumes in single name and index credit product derivatives have remained relatively robust. Our recent expansion with new offices in Calgary, Chile, Dubai and Tel Aviv all look to capitalize on regional growth opportunities, as does our minority interest in an Argentinean inter-dealer broker.

  Competitive Environment

        Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the quarter as other inter-dealer brokers sought to bolster their derivative brokerage capabilities by hiring, or attempting to hire certain of our key brokerage personnel. During the third quarter, there was also consolidation in the dealer market and retraction in the hedge fund industry, which may lead to increased competition to provide brokerage services to a smaller number of market participants.

        Efforts to regulate credit derivatives and to create a central clearinghouse for credit derivatives were accelerated in the third quarter as the credit crisis and failure of Lehman Brothers have highlighted the need to better understand and manage counterparty exposure. As a result, there may be increased competition as the credit markets in the U.S. and Europe emphasize clearing, automation and transparency.

Financial Overview

        As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three month period ended September 30, 2008:

  •
  For the three months ended September 30, 2008, revenues decreased 4.6% from $254.7 million for the three months ended September 30, 2007 to $243.1 million. A significant factor contributing to this decline was an approximately $9.6 million net charge for unsettled trades directly related to the Lehman Brothers bankruptcy, which impacted our matched principal business. Factors which positively contributed to revenue in the current quarter included:

  •
  the acquisition of Trayport Limited in January 2008;

  •
  the increase in our brokerage personnel (consisting of brokers, trainees and clerks) from 1,021 at September 30, 2007 to 1,082 at September 30, 2008;

  •
  heightened volatility and volume growth in certain markets in which we provide brokerage services such as cash equities and equity derivatives;

  •
  the continued development and expansion of our hybrid brokerage capabilities, including CreditMatch® in Europe and EnergyMatch® in the U.S.; and

  •
  the continued development, marketing and sale of our trading software, data and analytical products.

    Offsetting these growth factors were the departure of almost two dozen of our credit division personnel in New York to a competitor, as described under Part II Item 1-Legal Proceedings, decreased activity in certain structured credit products due to hedge fund deleveraging, the demise or merger of several of our major customers and thinner trading in the more complex structured credit markets.

  •
  The most significant component of our cost structure is compensation and employee benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. Our compensation and employee benefits have grown from $158.8 million for the three months ended September 30, 2007 to $176.5 million for the three months ended September 30, 2008. The main factors contributing to the growth in compensation and employee benefits were $14.5 million in severance and other costs from a restructuring initiative implemented during the quarter, a $6.4 million accrual for broker bonus compensation which will be paid in cash rather than, as originally contemplated, in RSUs , higher fixed salaries due to a higher employee headcount, and an increase in sign-on bonuses for certain newly-hired brokers and certain existing brokers who, in each case, sign long-term employment agreements with us.

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

    Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements. These sign-on bonuses may be paid in the form of cash, RSUs or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years. These employment agreements typically contain forfeiture provisions for the forfeiture of unvested RSUs and the repayment of all or a portion of any sign-on bonus or forgivable loan should the employee voluntarily terminate his or her employment or if the employee's employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

        The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$182,591	$198,405	$613,754	$562,396
Principal transactions	43,771	46,467	156,397	136,888

Total brokerage revenues	226,362	244,872	770,151	699,284
Software, analytics and market data	14,034	4,855	38,450	14,672
Interest income	2,187	2,589	6,948	6,988
Other income	555	2,427	3,718	2,238

Total Revenues	243,138	254,743	819,267	723,182

EXPENSES:
Compensation and employee benefits	176,462	158,845	528,390	453,827
Communications and market data	12,640	11,329	35,565	33,084
Travel and promotion	11,845	9,929	36,859	28,935
Rent and occupancy	14,969	6,439	28,342	17,529
Depreciation and amortization	7,192	6,747	23,563	17,694
Professional fees	7,756	4,459	20,119	12,360
Clearing fees	12,026	8,063	33,714	22,532
Interest	3,508	1,703	10,341	5,554
Other expenses	7,317	4,580	19,045	16,265

Total Expenses	253,715	212,094	735,938	607,780

(LOSS) INCOME BEFORE INCOME TAXES	(10,577)	42,649	83,329	115,402
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(3,861)	16,746	30,415	45,752

NET (LOSS) INCOME	$(6,716)	$25,903	$52,914	$69,650

        The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	75.1%	77.9%	74.9%	77.8%
Principal transactions	18.0	18.2	19.1	18.9

Total brokerage revenues	93.1	96.1	94.0	96.7
Software, analytics and market data	5.8	1.9	4.7	2.0
Interest income	0.9	1.0	0.8	1.0
Other income	0.2	0.9	0.5	0.3

Total Revenues	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Compensation and employee benefits	72.6	62.4	64.5	62.8
Communications and market data	5.2	4.4	4.3	4.6
Travel and promotion	4.9	3.9	4.5	4.0
Rent and occupancy	6.2	2.5	3.5	2.4
Depreciation and amortization	3.0	2.6	2.9	2.4
Professional fees	3.2	1.8	2.5	1.7
Clearing fees	4.9	3.2	4.1	3.1
Interest	1.4	0.7	1.3	0.8
Other expenses	3.0	1.8	2.3	2.2

Total Expenses	104.4%	83.3%	89.8%	84.0%

(LOSS) INCOME BEFORE INCOME TAXES	(4.4)	16.7	10.2	16.0
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1.6)	6.6	3.7	6.3

NET (LOSS) INCOME	(2.8)%	10.2%	6.5%	9.6%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

        Net loss for the three months ended September 30, 2008 was $6.7 million as compared to net income of $25.9 million for the three months ended September 30, 2007, a decrease of approximately $32.6 million. Total revenues decreased by $11.6 million, or 4.6%, to $243.1 million for the three months ended September 30, 2008 from $254.7 million for the same period in 2007. Our decreased revenues were primarily due to slightly decreased brokerage revenues combined with the $9.6 million reduction in revenue related to the Lehman Brothers bankruptcy discussed above. This decrease in revenues was largely offset by revenues from Trayport Limited following its acquisition in January 2008. Our total brokerage personnel headcount increased by 61 to a total of 1,082 employees at September 30, 2008 from 1,021 employees at September 30, 2007. Total expenses increased by $41.6 million, or 19.6%, to $253.7 million for the three months ended September 30, 2008 from $212.1 million for the same period from the prior year. Expenses increased primarily due to a number of non-recurring items expensed in the third quarter of 2008. These items included a $14.5 million charge for severance and other expenses related to a front office restructuring initiative that involved closing certain under-performing brokerage desks and reducing headcount by approximately 55 employees, a $6.4 million accrual for broker bonus compensation which will be paid in cash rather than, as originally contemplated, in RSUs, $7.8 million in costs related to the abandonment of our offices at 100 Wall Street and our move to 55 Water Street in New York, and expenses totaling $1.8 million related to discontinued merger discussions. We also wrote-off a $3.1 million investment in an unconsolidated affiliate, which was deemed to be permanently impaired. Clearing fees increased $3.9 million to $12.0 million in the three months ended September 30, 2008 from $8.1 million in the same period in 2007, due in large part to the growth of matched principal brokerage revenues from our cash equities businesses in North America and Europe. Additionally, higher sign-on and retention bonus expenses and a higher salary base due to a greater employee headcount as compared to the third quarter of 2007 also contributed to higher expenses for the three months ended September 30, 2008. This growth in expenses was partially offset by lower performance-related compensation, including a $3.5 million reduction in compensation expense recognized during the quarter in connection with the $9.6 million charge against revenue due to the Lehman Brothers bankruptcy.

        The following table sets forth the changes in revenues for the three months ended September 30, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2008	%*	2007	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Credit	$60,029	24.7%	$87,845	34.5%	$(27,816)	(31.7)%
Equity	69,941	28.8	59,155	23.2	10,786	18.2
Financial	45,542	18.7	49,298	19.4	(3,756)	(7.6)
Commodity	50,850	20.9	48,574	19.1	2,276	4.7

Total brokerage revenues	226,362	93.1	244,872	96.1	(18,510)	(7.6)
Other revenues	16,776	6.9	9,871	3.9	6,905	70.0

Total Revenues	$243,138	100.0%	$254,743	100.0%	$(11,605)	(4.6)%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007

•
Brokerage Revenues—We offer our brokerage services in four broad product categories: credit, equity, financial and commodity. Below is a discussion on our brokerage revenues by product category for the three months ended September 30, 2008.

•
Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 13.1% for the three months ended September 30, 2008 compared to the same period in 2007. This decrease is due to lower brokerage revenues and higher brokerage personnel headcount in the third quarter of 2008 year over year.

•
The decrease in credit product brokerage revenues of $27.8 million in 2008 was due to a number of factors including the defection of up to two dozen credit brokers to a competitor from our New York office in April 2008, the $9.6 million net charge related to the Lehman Brothers bankruptcy, decreased activity in certain structured credit products due to hedge fund deleveraging and thinner trading in the more complex structured credit markets globally. Credit derivatives revenues were down substantially in the quarter. The decrease was partially offset by the strong performance of CreditMatch and our cash fixed income business in Europe. Our credit product brokerage personnel increased by 8 to 282 employees at September 30, 2008, up from 274 employees as of September 30, 2007.

    •
    The increase in equity product brokerage revenues of $10.8 million in 2008 was primarily due to the continued growth in our cash equities and equity derivatives business in Europe and North America. This growth was driven, in part, by heightened volatility in global equity markets due to the ongoing credit crisis and global economic and inflationary concerns. Our equity product brokerage personnel increased by 31 to a total of 232 employees at September 30, 2008, up from 201 employees at September 30, 2007.

    •
    The decrease in financial product brokerage revenues of $3.8 million in 2008 was primarily attributable to lower volumes in various interest rate derivative products in the quarter as well as a reduction in revenues associated with the sale of certain U.S. dollar interest rate swap and forward rate agreement desks in the first quarter of 2008. Our financial product brokerage personnel increased by 2 to a total of 272 employees at September 30, 2008, up from 270 employees at September 30, 2007.

    •
    The increase in commodity product brokerage revenues of $2.3 million in the third quarter of 2008 was primarily attributable to our European commodity and energy business, including wet freight, electric power, metals and emissions. During the quarter, we also introduced our North American EnergyMatch electronic platform for contracts on ERCOT. Our commodity product brokerage personnel increased by 20 to a total of 296 employees at September 30, 2008, up from 276 employees at September 30, 2007.

  •
  Other Revenues

  •
  The increase in other revenues in the third quarter of 2008 to $16.8 million from $9.9 million in the third quarter of 2007 was primarily related to an increase in software, analytics and market data revenues related to the January 31, 2008 acquisition of Trayport Limited, a provider of electronic trading software, which generated software and consulting revenue of $8.2 million in the third quarter of 2008. This was partially offset by a decrease in interest and other miscellaneous income.

Expenses

        The following table sets forth the changes in expenses for the three months ended September 30, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2008	%*	2007	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$176,462	72.6%	$158,845	62.4%	$17,617	11.1%
Communications and market data	12,640	5.2	11,329	4.4	1,311	11.6
Travel and promotion	11,845	4.9	9,929	3.9	1,916	19.3
Rent and occupancy	14,969	6.2	6,439	2.5	8,530	132.5
Depreciation and amortization	7,192	3.0	6,747	2.6	445	6.6
Professional fees	7,756	3.2	4,459	1.8	3,297	73.9
Clearing fees	12,026	4.9	8,063	3.2	3,963	49.2
Interest	3,508	1.4	1,703	0.7	1,805	106.0
Other expenses	7,317	3.0	4,580	1.8	2,737	59.8

Total Expenses	$253,715	104.4%	$212,094	83.3%	$41,621	19.6%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007

  •
  Compensation and Employee Benefits

  •
  The increase in compensation and employee benefits of $17.6 million was primarily attributable to several non-recurring items including severance and other costs of $14.5 million in connection with a restructuring initiative that involved closing certain under-performing desks and reducing headcount by approximately 55 employees, or 3% of our global workforce. We expect these 55 employees to leave our payroll in the fourth quarter of 2008. In addition, we recorded a $6.4 million accrual for broker bonus compensation which will be paid in cash rather than in RSUs, as originally contemplated. Higher sign-on and retention bonus expenses and a higher salary base due to a greater brokerage employee headcount also contributed to higher expenses for the quarter year over year. This expense growth was partially offset by lower performance-related compensation, including a $3.5 million reduction in compensation expense recognized during the quarter in connection with the $9.6 million charge against revenue due to the Lehman Brothers bankruptcy.

  •
  Total compensation and employee benefits as a percentage of total revenues increased to 72.6% for the three months ended September 30, 2008 as compared to 62.4% for the same period in the prior year. Performance bonus expense represented 45.7% and 56.2% of total compensation and employee benefits expense for the three months ended September 30, 2008 and 2007, respectively. This decrease is largely the result of decreased revenue in the three months ended September 30, 2008 as compared to the same period in 2007, lower broker productivity, and a shift in product mix to lower margin equity and commodities products. In April 2008, almost two dozen of our credit division managers, brokers and other personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations. The departure of these employees resulted in increased hiring, retention, bonus compensation and litigation costs and, as a result, compensation and employee benefits as a percentage of revenues were under pressure in the third quarter and will likely remain so in the near-term. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense, which includes the amortization of sign-on bonuses initially made in prior periods, represented 8.4% and 4.0% of total compensation and employee benefits for the three months ended September 30, 2008 and 2007, respectively. This increase is primarily due to a large increase in sign-on bonuses paid in the second quarter of 2008 in connection with the hiring of new employees and the retention of existing employees to rebuild our U.S. Credit division.

  •
  As discussed above, we initiated a restructuring of our brokerage operations to better position ourselves to respond to evolving market conditions. The initiative entailed the closure of certain under performing brokerage desks and a reduction in headcount of approximately 55 employees. The reduction in headcount was across all product categories. Severance and termination fees in the quarter represented 4.9% of total compensation and benefits expense as compared to 0.3% the previous year.

  •
  All Other Expenses

  •
  Communications and market data expenses increased $1.3 million for the three months ended September 30, 2008 from the same period in the prior year. The third quarter of 2008 included $0.6 million in increased bandwidth purchases and similar increased telecommunications costs in connection with growth of our operations in Asia, as well as $0.2 million in costs related to our corporate headquarters move to 55 Water Street. The remaining $0.5 million in additional costs is related to our expansion into new offices and our increased brokerage headcount relative to the same period in 2007.

    •
    Travel and promotion, as a percentage of our total brokerage revenues for the three months ended September 30, 2008, increased to 5.2% from 4.1% for the same period from the prior year. This increase was primarily attributable to a change in product mix that resulted in a higher percentage of revenue coming from cash credit and equity products as compared to structured derivative products. There tends to be greater competition and, therefore, higher promotional expenses for these products.

    •
    The increase in rent and occupancy costs of $8.5 million was largely attributable to $7.8 million in costs related to the abandonment of our offices at 100 Wall Street and our move to 55 Water Street in New York. See Note 9 to the Condensed Consolidated Financial Statements for further discussion of the Company's relocation project.

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

    •
    The increase in professional fees was primarily due to a $1.8 million increase in professional and legal fees related to our merger discussions with a competitor, and $0.8 million in litigation and other legal expenses, including expenses related to the defection of credit division personnel to subsidiaries of Cie Financiere Tradition in violation of their contractual obligations. The remaining net increase was mainly attributable to an increase in strategic and other consulting fees.

    •
    The increase in clearing fees was partially due to the growth of matched principal brokerage revenues from our cash equities business. Clearing fees, as a percentage of our total revenues from principal transactions, increased to 27.5% for the three months ended September 30, 2008, from 17.4% for the same period from the prior year. This increase was largely due to the Lehman Brothers loss included in our matched principal revenues as well as the higher number and types of matched principal transactions executed for our equity products division in Europe and North America. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also include fees incurred in certain equity transaction executed on an agency basis.

    •
    Interest expense increased $1.8 million in the third quarter of 2008 from the same period in 2007 due to our acquisition of Trayport in January of 2008 and the additional borrowings required to fund the acquisition. We also incur interest expense in relation to clearing facilities for our matched principal business.

    •
    Other expenses increased $2.7 million in the third quarter of 2008 from the same period in 2007 due primarily to the $3.1 million write-off of an investment in an unconsolidated affiliate which was deemed to be permanently impaired.

    •
    Our effective tax rate was 36.5% for the three months ended September 30, 2008, as compared to 39.3% for the same period in the prior year. Each quarter, we adjust our provision for income tax expense to the expected annual effective rate. As a result, our effective tax rate may vary by quarter, and our effective tax rate in any given quarter may not match our expected 2008 annual effective tax rate. The reduction in the effective tax rate was primarily due to a decrease in taxes related to our foreign operations. The United

      Kingdom lowered its statutory corporate income tax rate from 30% to 28% on April 1, 2008. In addition, the geographic mix of our earnings for the quarter has shifted to jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

        Net income for the nine months ended September 30, 2008 was $52.9 million as compared to net income of $69.7 million for the nine months ended September 30, 2007, a decrease of approximately $16.8 million or 24.1%. Total revenues increased by $96.1 million, or 13.3%, to $819.3 million for the nine months ended September 30, 2008 from $723.2 million for the same period from the prior year. Our increased revenues were primarily due to increased brokerage revenues across all product categories, with the most significant dollar increases in equity and commodities, offset by the $9.6 million reduction in revenue related to the Lehman Brothers bankruptcy discussed above. Our acquisition of Trayport Limited in January of 2008 also contributed $21.4 million in revenues for the nine-months ended September 30, 2008. Our total brokerage personnel headcount increased by 61 to a total of 1,082 employees at September 30, 2008 from 1,021 employees at September 30, 2007. Total expenses increased by $128.1 million, or 21.1%, to $735.9 million for the nine months ended September 30, 2008 from $607.8 million for the same period from the prior year. Expenses increased in large part due to higher sign-on and retention bonus expenses and a higher salary base due to a greater employee headcount as compared to the same period in 2007. In addition, we recorded a number of non-recurring items in the nine months ended September 30, 2008. These items included a $14.5 million charge for severance and other expenses related to a front office restructuring initiative that involved closing certain under-performing brokerage desks and reducing headcount by approximately 55 employees, a $6.4 million accrual for broker bonus compensation which will be paid in cash rather than, as originally contemplated, in RSUs, $7.8 million in costs related to the abandonment of our offices at 100 Wall Street and our move to 55 Water Street in New York, and expense of $1.8 million related to discontinued merger discussions. We also wrote-off a $3.1 million investment in an unconsolidated affiliate which was deemed to be permanently impaired. Clearing fees increased $11.2 million to $33.7 million in the nine months ended September 30, 2008 from $22.5 million in the same period in 2007, due in large part to the growth of matched principal brokerage revenues from our cash equities business. This expense growth was partially offset by lower performance-related compensation, including a $3.5 million reduction in compensation expense recognized during the nine months ended September 30, 2008 in connection with a $9.6 million charge against revenue due to the Lehman Brothers bankruptcy.

        The following table sets forth the changes in revenues for the nine months ended September 30, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2008	%*	2007	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Credit	$246,999	30.1%	$245,092	33.9%	$1,907	0.8%
Equity	218,293	26.6	168,822	23.3	49,471	29.3
Financial	143,884	17.6	140,164	19.4	3,720	2.7
Commodity	160,975	19.6	145,206	20.1	15,769	10.9

Total brokerage revenues	770,151	94.0	699,284	96.7	70,867	10.1
Other revenues	49,116	6.0	23,898	3.3	25,218	105.5

Total Revenues	$819,267	100.0%	$723,182	100.0%	$96,085	13.3%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007

  •
  Brokerage Revenues—We offer our brokerage services in four broad product categories: credit, equity, financial, and commodity. Below is a discussion on our brokerage revenues by product category for the nine months ended September 30, 2008.

  •
  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories increased by approximately 3.0% for the nine months ended September 30, 2008, as compared to the same period from the prior year.

  •
  The increase in credit product brokerage revenues of $1.9 million for the first nine months of 2008 as compared with the same period of 2007 was due to a number of factors, including credit and equity market volatility related to the ongoing credit crisis and global inflationary and economic concerns, and the continued success in Europe of CreditMatch®, partially offset by the $9.6 million loss related to a net charge in connection with the Lehman Brothers bankruptcy. Credit derivatives revenues experienced strong growth in Europe and Asia, while down in North America. Our credit product brokerage personnel headcount increased from 274 at September 30, 2007 to 282 employees at September 30, 2008, although headcount fluctuated over the period as almost two dozen of our credit division managers, brokers and other personnel in New York defected to a competitor in April 2008.

  •
  The increase in equity product brokerage revenues of $49.5 million for the nine months ended September 30, 2008 as compared with the same period in 2007 was primarily due to the continued growth of our Paris office, which specializes in cash equities and equity derivatives, as well as our cash equity and equity derivatives business in the U.K. and U.S. Our equity product brokerage personnel headcount increased by 31 to 232 employees at September 30, 2008, up from 201 employees at September 30, 2007.

  •
  The increase in financial product brokerage revenues of $3.7 million in the first nine months of 2008 as compared with the first nine months of 2007 was primarily attributable to growth in emerging market interest rate, non-deliverable forwards and currency derivatives globally. Our financial product brokerage personnel increased by 2 to a total of 272 employees at September 30, 2008, up from 270 employees at September 30, 2007.

  •
  The increase in commodity product brokerage revenues of $15.8 million in the first nine months of 2008 as compared with the first half of 2007 was primarily attributable to growth in European commodity and energy products, including dry and wet freight, metals and electricity. Our commodity product brokerage personnel headcount increased by 20 to a total of 296 employees at September 30, 2008, up from 276 employees at September 30, 2007.

  •
  Other Revenues

  •
  The increase in other revenues in 2008 to $49.1 million from $23.9 million in 2007 was primarily related to an increase in software, analytics and market data revenues of $23.8 million and an increase in other income of $1.5 million. The increase in software, analytics and market data revenue was primarily attributable to the January 31, 2008 acquisition of Trayport Limited, a provider of electronic trading software, which provided software revenues of $21.4 million in the first nine months of 2008, and increased subscription revenues for our analytics and market data products. The increase in other income was primarily attributable to net transactional gains resulting from foreign currency fluctuations and net gains and losses on foreign exchange derivative contracts.

Expenses

        The following table sets forth the changes in expenses for the nine months ended September 30, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2008	%*	2007	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$528,390	64.5%	$453,827	62.8%	$74,563	16.4%
Communications and market data	35,565	4.3	33,084	4.6	2,481	7.5
Travel and promotion	36,859	4.5	28,935	4.0	7,924	27.4
Rent and occupancy	28,342	3.5	17,529	2.4	10,813	61.7
Depreciation and amortization	23,563	2.9	17,694	2.4	5,869	33.2
Professional fees	20,119	2.5	12,360	1.7	7,759	62.8
Clearing fees	33,714	4.1	22,532	3.1	11,182	49.6
Interest	10,341	1.3	5,554	0.8	4,787	86.2
Other expenses	19,045	2.3	16,265	2.2	2,780	17.1

Total Expenses	$735,938	89.8%	$607,780	84.0%	$128,158	21.1%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007

•
Compensation and Employee Benefits

•
The increase in compensation and employee benefits of $74.6 million was primarily attributable to an increase in the number of brokerage personnel from 1,021 employees at September 30, 2007 to 1,082 employees at September 30, 2008 and an increase in broker performance bonuses of $26.6 million resulting in large part from the increase in our brokerage revenues. In addition, in the nine months ended September 30, 2008 we experienced several non-recurring items including severance and other costs of $14.5 million in connection with a restructuring initiative that involved closing certain under-performing desks and reducing headcount by approximately 55 employees, or 3% of our global workforce. We expect these 55 employees to be removed from our payroll in the fourth quarter of 2008. Further, we recorded a $6.4 million accrual for broker bonus compensation which will be paid in cash rather than, as originally contemplated, in RSUs.

•
Total compensation and employee benefits as a percentage of total revenues increased to 64.5% for the nine months ended September 30, 2008 as compared to 62.8% for the same period in the prior year. Additionally, higher sign-on and retention bonuses and a higher salary base due to a higher employee headcount as compared to the third quarter of 2007, also contributed to an increase in this expense. In April 2008, almost two dozen of our credit division managers, brokers and other personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations. The departure of these employees resulted in increased hiring, compensation and litigation costs and, as a result, compensation and employee benefits as a percentage of revenues will remain elevated in the near-term. Bonus expense represented 51.1% and 53.6% of total compensation and employee benefits expense for the nine months ended September 30, 2008 and 2007, respectively. This decrease in the period was due, in part, to the decreased credit revenues from the defection of the North America credit division employees, decreased activity in certain structured credit products due to deleveraging and thinner trading in the more complex structured markets. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense, which includes the amortization of sign-on bonuses initially made in prior periods, represented 6.0% and 4.1% of total compensation and employee benefits for the nine months ended September 30, 2008 and 2007, respectively. This increase in sign-on expense is primarily due to a large increase in sign-on bonuses paid in the second quarter of 2008 in connection with the hiring of new employees and the retention of existing employees to rebuild our North American credit division.

    •
    As discussed above, we initiated a restructuring of our brokerage operations to better position us to respond to evolving market conditions. The initiative entailed the closure of certain under performing brokerage desks and a reduction in headcount of approximately 55 employees. The reduction in headcount was across all product categories. Severance and termination fees in the year represented 2.0% of total compensation and benefits expense as compared to 0.6% the previous year.

  •
  All Other Expenses

  •
  Communications and market data expenses increased $2.5 million for the nine months ended September 30, 2008 from the same period in the prior year. These costs are up primarily due to our expansion into new offices and our increased brokerage headcount.

  •
  The increase in travel and promotion was primarily attributable to an increase in promotion costs and a change in product mix. Travel and promotion, as a percentage of our total brokerage revenues for the nine months ended September 30, 2008, increased to 4.8% from 4.1% for the same period from the prior year. This increase was primarily attributable to a change in product mix that resulted in a higher percentage of revenue coming from cash credit and equity products as compared to structured derivative products. There tends to be greater competition and, therefore, higher promotional expenses for these products.

  •
  The increase in rent and occupancy costs of $10.8 million was primarily attributable to $7.8 million in costs related to the abandonment of our offices at 100 Wall Street and our move to 55 Water Street in New York. See Note 9 to the condensed consolidated financial statements for further discussion of the Company's relocation project.

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

  •
  The increase in professional fees of $7.8 million was primarily due to a $4.2 million increase in litigation and other legal expenses, including expenses related to the defection of credit division personnel to subsidiaries of Cie Financiere Tradition in violation of their contractual obligations. In addition, the Company incurred $1.8 million in professional fees related to its discontinued merger discussions with a competitor. The remaining $1.8 million increase was mainly attributable to an increase in strategic and other consulting fees.

  •
  The increase in clearing fees was partially due to the growth of our cash equities business in Europe and North America. Clearing fees, as a percentage of our total revenues from principal transactions, increased to 21.6% for the nine months ended September 30, 2008, from 16.5% for the same period from the prior year. This increase was partially due to the higher number and types of matched principal transactions for equity products we execute in Europe and North America. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

    •
    Interest expense increased $4.8 million in the nine-months ended September 30, 2008 from the same period in 2007 due to our acquisition of Trayport Limited in January of 2008 and the additional borrowings required to fund the acquisition. The company also incurs interest expense in relation to its clearing facilities for its Matched Principal business.

    •
    Other expenses increased $2.8 million in the nine month period ended September 30, 2008 from the same period in 2007 due to the $3.1 million write-off of an investment in an unconsolidated affiliate which was deemed to be permanently impaired.

    •
    Our effective tax rate was 36.5% for the nine months ended September 30, 2008 as compared to 39.6% for the same period in the prior year. Each quarter, we adjust our provision for income tax expense to the expected annual effective rate. As a result, our effective tax rate may vary by quarter, and our effective tax rate in any given quarter may not match our expected 2008 annual effective tax rate. The reduction in the effective tax rate was primarily due to a decrease in taxes related to our foreign operations. The United Kingdom lowered its statutory corporate income tax rate from 30% to 28% on April 1, 2008. In addition, the geographic mix of our earnings for the nine months ended September 30, 2008 has shifted to jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate.

Results of Segment Operations

        Our operations are managed along three operating segments: North America Brokerage, Europe Brokerage and Asia Brokerage. Our brokerage operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. We aggregated our operating segments into two reportable segments: "Brokerage" and "All Other". The Brokerage segment includes operations from North America and Europe. The All Other segment captures costs that are not directly assignable to the Brokerage segment, primarily consisting of our corporate business activities and operations from software, analytics and market data. Additionally, the All Other segment includes our Asia brokerage operations as it does not meet the quantitative threshold for separate disclosure in accordance with Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information.

        The following tables summarize our revenues, expenses and pre-tax income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Brokerage	$205,657	$222,163	$695,979	$638,023
All Other	37,481	32,580	123,288	85,159

Total Consolidated Revenues	$243,138	$254,753	$819,267	$723,182

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expenses
Brokerage	$157,783	$149,507	$485,397	$427,824
All Other	95,932	62,587	250,541	179,956

Total Consolidated Expenses	$253,715	$212,094	$735,938	$607,780

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Pre-Tax (Loss) Income
Brokerage	$47,874	$72,656	$210,582	$210,199
All Other	(58,451)	(30,007)	(127,253)	(94,797)

Total Consolidated Pre-Tax (Loss) Income	$(10,577)	$42,649	$83,329	$115,402

Segment Results for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

  •
  Revenues

  •
  Revenues for Brokerage represent revenues generated from transactions in North America and Europe. Total revenues for Brokerage decreased by $16.5 million or 7.4% to $205.7 million for the three months ended September 30, 2008 from $222.2 million for the three months ended September 30, 2007. The decrease in revenues was due to an overall decrease in revenues due to the factors described above under "Financial Overview".

  •
  Revenues for All Other primarily consisted of revenues generated from our brokerage operations in Asia and software, analytics and market data. Total revenues from All Other increased by $4.9 million or 15.0%, to $37.5 million for the three months ended September 30, 2008 from $32.6 million for the three months ended September 30, 2007. Revenues for our Asia brokerage operations decreased by $1.0 million or 4.5%, to $22.1 million for the three months ended September 30, 2008 from $23.1 million for the three months ended September 30, 2007. Revenues for our software, analytics and market data increased by $9.2 million or 189.0%, to $14.0 million for the three months ended September 30, 2008 from $4.8 million for the three months ended September 30, 2007. The increase was primarily related to $8.2 million of revenues generated by Trayport Limited.

  •
  Expenses

  •
  Total expenses for Brokerage increased by $8.3 million or 5.5%, to $157.8 million for the three months ended September 30, 2008 from $149.5 million for the three months ended September 30, 2007. The increase was primarily due to an increase in compensation and employee benefits, communications and market data, travel and promotion and clearing fees.

  The Company records certain direct expenses other than compensation and employee benefits to the operating segments; however, the Company does not allocate certain expenses to its operating segments that are managed separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest and other expenses and are included in the expenses for All Other described below. Management does not consider the unallocated costs in its measurement of segment performance.

    •
    Total expenses for All Other increased by $33.3 million or 53.3%, to $95.9 million for the three months ended September 30, 2008 from $62.6 million for the three months ended September 30, 2007. The increase was primarily due to an increase in compensation and employee benefits, rent and occupancy, depreciation and amortization, interest and other expenses. Additionally, we did not allocate these expenses and the provision for income taxes to the individual segment for internal reporting purposes, as we did not believe that allocating these expenses was beneficial in evaluating segment performance.

Segment Results for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

  •
  Revenues

  •
  Revenues for Brokerage represent revenues generated from transactions in North America and Europe. Total revenues for Brokerage increased by $58.0 million, or 9.1%, to $696.0 million for the nine months ended September 30, 2008 from $638.0 million for the nine months ended September 30, 2007. The increase in revenues was due to an increase in revenues generated from our four product areas. The factors that contributed to the increase in these product areas include those described above under "Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007".

  •
  Revenues for All Other primarily consisted of revenues generated from our brokerage operations in Asia and software, analytics and market data. Total revenues from All Other increased by $38.1 million, or 44.8%, to $123.3 million for the nine months ended September 30, 2008 from $85.2 million for the nine months ended September 30, 2007. Revenues for our Asia brokerage operations increased by $13.3 million, or 21.4%, to $75.5 million for the nine months ended September 30, 2008 from $62.2 million for the nine months ended September 30, 2007. Revenues for our software, analytics and market data increased by $23.8 million, or 162.1%, to $38.5 million for the nine months ended September 30, 2008 from $14.7 million for the nine months ended September 30, 2007. The increase was primarily related to $21.4 million of revenues generated by Trayport Limited.

  •
  Expenses

  •
  Total expenses for Brokerage increased by $57.6 million or 13.5%, to $485.4 million for the nine months ended September 30, 2008 from $427.8 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in compensation and employee benefits, communications and market data, travel and promotion and clearing fees.

  The Company records certain direct expenses other than compensation and employee benefits to the operating segments; however, the Company does not allocate certain expenses to its operating segments that are managed separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest and other expenses and are included in the expenses for All Other described below. Management does not consider the unallocated costs in its measurement of segment performance.

  •
  Total expenses for All Other increased by $70.6 million or 39.2%, to $250.5 million for the nine months ended September 30, 2008 from $179.9 million for the nine months ended September 30, 2007. The increase was primarily due to an increase in compensation and employee benefits, rent and occupancy, depreciation and amortization, interest and other expenses. This increase was partially offset by the decrease in long-term contract costs compared to the same period in the prior year. Additionally, we did not allocate these expenses and the provision for income taxes to the individual segment for internal reporting purposes, as we did not believe that allocating these expenses was beneficial in evaluating segment performance.

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited statement of operations data for the period from October 1, 2006 to September 30, 2008. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2008	June 30, 2007	March 31, 2007	December 31, 2006
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$182,591	$192,074	$239,089	$186,827	$198,405	$179,466	$184,525	$151,890
Principal transactions	43,771	53,532	59,094	51,366	46,467	42,044	48,377	33,890

Total brokerage revenues	226,362	245,606	298,183	238,193	244,872	221,510	232,902	185,780
Software, analytics and market data	14,034	13,157	11,259	4,850	4,855	4,491	5,326	4,232
Contract revenue	—	—	13	—	11	204	—	1,092
Interest income	2,187	2,078	2,683	2,726	2,589	2,297	2,102	2,366
Other income (loss)	555	688	2,462	1,590	2,416	(380)	(13)	601

Total revenues	243,138	261,529	314,600	247,359	254,743	228,122	240,317	194,071

Expenses
Compensation and employee benefits	176,462	158,730	193,198	151,020	158,845	143,474	151,508	122,465
Communications and market data	12,640	11,744	11,181	11,538	11,329	11,299	10,456	10,545
Travel and promotion	11,845	13,291	11,723	13,057	9,929	10,170	8,836	9,242
Rent and occupancy	14,969	6,759	6,614	6,132	6,439	5,529	5,561	5,511
Depreciation and amortization	7,192	8,449	7,922	6,992	6,747	5,720	5,227	6,799
Professional fees	7,756	7,351	5,012	5,539	4,459	4,332	3,569	5,397
Clearing fees	12,026	10,486	11,202	10,200	8,063	6,940	7,529	6,312
Interest	3,508	3,748	3,085	1,522	1,703	2,002	1,849	2,170
Other expenses	7,317	4,636	7,086	6,023	4,574	6,909	4,649	4,046
Contract costs	—	—	6	—	6	127	—	639
Lease termination costs to affiliate	—	—	—	—	—	—	—	(57)

Total expenses	253,715	225,194	257,029	212,023	212,094	196,502	199,184	173,069

(Loss) income before income taxes	(10,577)	36,335	57,571	35,336	42,649	31,620	41,133	21,002
(Benefit from) provision for income taxes	(3,861)	12,687	21,589	10,128	16,746	12,553	16,453	7,593

Net (loss) income	$(6,716)	$23,648	$35,982	$25,208	$25,903	$19,067	$24,680	$13,409

        The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006
Revenues
Brokerage revenues:
Agency commissions	75.1%	73.4%	76.0%	75.5%	77.9%	78.7%	76.8%	78.2%
Principal transactions	18.0	20.5	18.8	20.8	18.2	18.4	20.1	17.5

Total brokerage revenues	93.1	93.9	94.8	96.3	96.1	97.1	96.9	95.7
Software, analytics and market data	5.8	5.0	3.6	2.0	1.9	2.0	2.2	2.2
Contract revenue	—	—	—	—	—	0.1	—	0.6
Interest income	0.9	0.8	0.9	1.1	1.0	1.0	0.9	1.2
Other income (loss)	0.2	0.3	0.8	0.6	0.9	(0.2)	—	0.3

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	72.6%	60.7%	61.4%	61.1%	62.4%	62.9%	63.0%	63.1%
Communications and market data	5.2	4.5	3.6	4.7	4.4	5.0	4.4	5.4
Travel and promotion	4.9	5.1	3.7	5.3	3.9	4.5	3.7	4.8
Rent and occupancy	6.2	2.6	2.1	2.5	2.5	2.4	2.3	2.8
Depreciation and amortization	3.0	3.2	2.5	2.8	2.6	2.5	2.2	3.5
Professional fees	3.2	2.8	1.6	2.2	1.8	1.9	1.5	2.8
Clearing fees	4.9	4.0	3.6	4.1	3.2	3.0	3.1	3.3
Interest	1.4	1.4	1.0	0.6	0.7	0.9	0.8	1.1
Other expenses	3.0	1.8	2.3	2.4	1.8	3.0	1.9	2.1
Contract costs	—	—	—	—	—	0.1	—	0.3
Lease termination costs to affiliate	—	—	—	—	—	—	—	—

Total expenses	104.4%	86.1%	81.7%	85.7%	83.3%	86.1%	82.9%	89.2%

(Loss) income before income taxes	(4.4)	13.9	18.3	14.3	16.7	13.9	17.1	10.8
(Benefit from) provision for income taxes	(1.6)	4.9	6.9	4.1	6.5	5.5	6.8	3.9

Net (loss) income	(2.8)%	9.0%	11.4%	10.2%	10.2%	8.4%	10.3%	6.9%

Liquidity and Capital Resources

        Net cash provided by operating activities increased to $173.0 million for the nine months ended September 30, 2008, compared with $78.8 million provided by operating activities for the nine months ended September 30, 2007. This improvement is largely attributable to the $120.7 million increased net payable to brokers, dealers and clearing organizations, an increase in accounts payable and accrued expenses, as well as to the increase in certain non-cash items such as deferred compensation, accrued taxes on share-based compensation and provision for income taxes. These increases were partially offset by a decrease of $16.8 million in net income to $52.9 million for the nine months ended September 30, 2008 from $69.7 million for the nine months ended September 30, 2007, as well as the decrease in accrued compensation, a smaller increase in other liabilities as compared to the increase in the nine months ended September 30, 2007 and an increase in other assets.

        Net cash used in investing activities for the nine months ended September 30, 2008 was $190.3 million compared to $30.9 million used in the nine months ended September 30, 2007. The increase in cash used for investing activities was primarily attributable to $149.6 million in net cash used for the acquisition of substantially all of the outstanding shares of Trayport. See Note 4 to the

Condensed Consolidated Financial Statements for further details of the Trayport acquisition. Additionally, the increase in cash used in investing activities was due to increased capital expenditure resulting from an increase in the purchase of leasehold improvements, computer equipment and our continued investment in the development of trading systems and other software for internal use.

        Net cash provided by financing activities for the nine months ended September 30, 2008 was $128.2 million, compared to $20.5 million used in financing activities for the nine months ended September 30, 2007. The cash provided by financing activities primarily consisted of net borrowings of $109.0 million under the Credit Agreement and the issuance of $60.0 million of Senior Notes, which was offset by payments for cash dividends of $24.1 million and $11.4 million in repurchases of common stock in the nine months ended September 30, 2008. In the same period in 2007, we did not pay any dividends and we repurchased $7.1 million of common stock. See Note 5 to the Condensed Consolidated Financial Statements for further discussion of our short term borrowings and long term obligations.

        Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte Ltd and GFI Korea Money Brokerage Limited. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. GFI Securities Limited and GFI Brokers Limited are subject to the regulated capital requirements of the FSA. GFI (HK) Securities LLC is subject to the regulated capital requirements of the Securities and Futures Commission in Hong Kong. GFI (HK) Brokers Ltd. is subject to regulatory compliance requirements under the Monetary Authority of Hong Kong. GFI Group PTE Ltd. is subject to the regulatory compliance requirements with the Monetary Authority of Singapore. GFI Korea Money Brokerage Limited is subject to the regulated capital requirements of the Ministry of Finance and Economy of South Korea. At September 30, 2008, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements. In addition to these regulatory capital requirements, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business. See Note 12 to the Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements.

        In June 2007, we signed a new lease for an office which currently serves as our primary U.S. office space and headquarters. We completed our move to this new office in August 2008. We anticipate that the aggregate cost of the build out of the new office space and relocation costs will be approximately $30.2 million of which $29.3 million was paid through September 30, 2008. In addition, as of September 30, 2008, we had purchase commitments related to this build out of approximately $0.9 million. These purchase commitments are expected to be paid during the fourth quarter of 2008 and are included in our purchase obligations as disclosed in Note 9 to the Condensed Consolidated Financial Statements.

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

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of September 30, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$132,768	$12,526	$23,949	$20,402	$75,891
Short-term borrowings(1)	164,555	164,555	—	—	—
Interest on Long-term obligations	22,059	4,902	9,804	7,353	—
Long-term obligations	60,000	—	—	60,000	—
Purchase obligations(2)	24,102	19,494	4,608	—	—

Total	$403,484	$201,477	$38,361	$87,755	$75,891

(1)
Amounts listed under Short-term borrowings represent outstanding borrowings under our Credit Agreement and vary from the Short-term borrowings reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees. See Note 5 to the Condensed Consolidated Financial Statements for further information.

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

Off-Balance Sheet Arrangements

        The Company did not have any off-balance sheet arrangements at September 30, 2008.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities which are measured at fair value using significant unobservable inputs. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP 157-2") which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS 157 on January 1, 2008 except as it applies to those nonfinancial assets and liabilities within the scope of FSP 157-2. The adoption of SFAS 157 as it relates to the financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS 157 for those nonfinancial assets and liabilities as noted in FSP 157-2 on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 157 for nonfinancial assets and liabilities on its consolidated financial statements. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective upon issuance and applicable to prior periods for which financial statements have not been issued. The Company adopted FSP 157-3 as of September 30, 2008. The adoption of FSP 157-3 did not have a material impact on the Company's consolidated financial statements. See Note 11 to our Condensed Consolidated Financial Statements for further discussion of Financial Instruments.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No.51 ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our quantitative and qualitative disclosures about market risk are described in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A—Quantitative and Qualitative Disclosures about Market Risk" contained in the 2007 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2008.

Foreign Currency Exposure Risk

        We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the nine months ended September 30, 2008.

        While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro and the British Pound strengthened by 10% against the U.S. Dollar, the net impact to our net income would have been a reduction of approximately $0.5 million.

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

        In April 2008, Donald P. Fewer, formerly the head of the Company's North American credit division resigned. Following Mr. Fewer's resignation, 22 of the Company's credit brokerage staff resigned and defected to a competitor, notwithstanding various contractual obligations and fiduciary duties. In connection with these actions, GFI Securities LLC has commenced two arbitration proceedings before the Financial Industry Regulatory Authority ("FINRA") Dispute Resolution against Tradition Asiel Securities, Inc., Standard Credit Securities Inc. and certain of the departing employees asserting a number of claims, including tortious interference with contract, breach of fiduciary duty, unfair competition, misappropriation of confidential and proprietary information and the violation of certain FINRA rules of conduct and breach of contract. Certain former employees who are parties to the proceedings have also filed claims or counterclaims against GFI Securities and the Company seeking monetary damages for, inter alia, GFI's alleged breach of their employment agreements and the covenant of good faith and fair dealing. They also seek declaratory judgments relating to the enforceability of the restrictive covenants in their employment or other agreements. In the Supreme Court of the State of New York, Mr. Fewer has filed a lawsuit alleging the Company breached obligations to him, in which the Company has asserted counterclaims based upon his breach of fiduciary duties. In connection with these various proceedings, the Company or its affiliates are seeking equitable relief and monetary damages in an amount to be determined in the course of such proceedings.

        Based on currently available information, the claims and counterclaims brought against the Company in these matters are not expected to have a material adverse impact on the Company's financial position. However, if the claims and counterclaims succeed in respect of a significant portion of the amount previously threatened or made, these matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in the 2007 Form 10-K. See "Risk Factors" in Part I, Item 1A of our 2007 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended September 30, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
July
Stock Repurchase Program(a)	—	$—	—	402,191
Employee Transactions(b)	12,278	$10.04	N/A	N/A
August
Stock Repurchase Program(a)	—	$—	—	453,696
Employee Transactions(b)	43,003	$11.60	N/A	N/A
September
Stock Repurchase Program(a)	—	$—	—	719,091
Employee Transactions(b)	149,669	$4.77	N/A	N/A
Total
Stock Repurchase Program(a)	—	$—	—	719,091
Employee Transactions(b)	204,950	$6.52	N/A	N/A

(a)
In August 2007, the Board authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock on the open market. Under the repurchase plan, the Board authorized the Company to repurchase stock of common shares on the open market in an amount not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. Any repurchases are also subject to compliance with certain covenants and limits under the Company's Credit Agreement.

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

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November, 2008.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
Name: James A. Peers Title: Chief Financial Officer (principal financial and accounting officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
GFI GROUP INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (In thousands, except share and per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
  ITEM 6. EXHIBITS
SIGNATURES