Form 10-K
period 2008-12-31
GFI Group Inc.
filed 2009-03-02
CIK 1292426

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51103

GFI Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0006224 (I.R.S. Employer Identification No.)
55 Water Street, New York, NY (Address of principal executive offices)	10041 (Zip Code)

(212) 968-4100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $601,190,151 based upon the closing sale price of $9.01 as reported on the Nasdaq Global Select Market.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2009
Common Stock, $0.01 par value per share	118,588,924 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's definitive proxy statement for its annual shareholders' meeting to be held on June 11, 2009 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Forward Looking Statements

        Sections of this Annual Report on Form 10-K, including, but not limited to, "Legal Proceedings" under Part I—Item 3, "Management's Discussion & Analysis" and "Quantitative and Qualitative Disclosures About Market Risk" under Part II—Item 7 & 7A, may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

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

  •
  changes in the availability of capital.

        The foregoing risks and uncertainties, as well as those risks discussed under the headings "Item 7—Managements Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A—Quantitative and Qualitative Disclosures About Market Risk" and elsewhere is this Annual Report on Form 10-K, may cause actual results to differ materially from such forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities Exchange Commission (the "SEC") and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

PART I.

ITEM 1.    BUSINESS

Our Business

Introduction

        We are a leading inter-dealer broker and vendor of related products and services in global markets for over-the-counter ("OTC") derivative products and related securities. We founded our business in 1987 and were incorporated under the laws of the State of Delaware in 2001 to be a holding company for our subsidiaries. We provide brokerage services, trading system software and data and analytics products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. We function as an intermediary on behalf of our brokerage clients by matching their trading needs with counterparties having reciprocal interests. We have focused historically on the more complex, and often less commoditized, markets for sophisticated financial instruments, primarily OTC derivatives, that offer an opportunity for higher commissions per transaction than the markets for more standardized financial instruments. We have growing cash equity and cash bond brokerage businesses that complement our brokerage of OTC derivative products. We have been recognized by various industry publications as a leading provider of inter-dealer brokerage services for various products in the credit, financial, equity and commodity markets on which we focus.

        We offer our clients a hybrid brokerage approach, combining a range of telephonic and electronic trade execution services, depending on the needs of the individual markets. We complement our hybrid brokerage capabilities with decision support services, such as value-added data and analytics products, and post-transaction services, such as straight-through processing ("STP") and transaction confirmations. We earn revenues for our brokerage services and charge fees for certain of our data, analytics and trading software products.

        At December 31, 2008, we employed 1,037 brokerage personnel (consisting of 860 brokers and 177 trainees and clerks) serving over 2,100 brokerage, software, analytics and market data clients, including leading commercial and investment banks, corporations, insurance companies and hedge funds, through our principal offices in New York, Sugar Land (TX), Englewood (NJ), London, Dublin, Paris, Singapore, Seoul, Tokyo, Hong Kong, Sydney, Cape Town, Dubai, Tel Aviv, Calgary and Santiago.

        Based on the nature of our operations in each geographic region, our products and services, customers and regulatory environment, we have three operating segments: Americas Brokerage; Europe, the Middle East and Africa ("EMEA") Brokerage; and Asia Brokerage. Our brokerage operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. The All Other segment captures revenues and costs that are not directly assignable to one of the operating business segments, primarily consisting of our corporate business activities and operations from trading systems software, analytics and market data. See Note 19 to the Consolidated Financial Statements for further information on our revenues by segment and geographic region.

        Unless the context otherwise requires, the terms the "Company," "we," "us" and "our" mean GFI Group Inc. and its consolidated subsidiaries.

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

        In addition, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Room 1580, Washington D.C. 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains our reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC at http://www.sec.gov.

        Information relating to our corporate governance is also available on our website, including information concerning our directors, board committees and committee charters, our Code of Business Conduct and Ethics for all employees and for senior financial officers and our compliance procedures for accounting and auditing matters. In addition, the Investor Relations page of our website includes supplemental financial information that we make available from time to time.

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

Market Evolution

        We define a liquid financial market as one in which a financial instrument is easy to buy or sell quickly with minimal price disturbance. The liquidity of a market for a particular financial product or instrument depends on several factors, including: the presence of a number of market participants and facilitators of liquidity, the availability of pricing reference data, and the availability of standardized terms. Liquid markets are characterized by substantial price competition, efficient execution and high trading volume. While markets for exchange-traded instruments are ordinarily liquid, some large OTC markets, such as the market for U.S. treasury securities, are also highly liquid. In such liquid OTC markets, commissions are generally lower because there are often numerous, readily identifiable buyers and sellers causing the traditional telephonic brokerage services of inter-dealer brokers to be less essential and to command less of a premium.

        OTC and exchange-traded markets have evolved in a similar manner over the past several years. Both markets have grown considerably as hedge funds proliferated and pre-trade data and analytics, trading software and post-trade processing and clearing services have made trading more efficient. Additionally, both markets have witnessed considerable consolidation and the OTC and exchange-traded markets have become less distinct.

        Complex financial instruments that are traded OTC are often less commoditized and are traded primarily by more sophisticated institutional buyers and sellers. In OTC derivative markets, an inter-dealer broker can enhance the efficient execution of a trade by applying its market knowledge to locate bids and offers, thereby allowing buyers and sellers to find counterparties with which to trade. This liquidity can be especially helpful for large or non-standardized transactions. An inter-dealer broker ordinarily accomplishes this by contacting potential counterparties directly by telephone or electronic messaging and, in an increasing number of cases, market participants post prices and may execute transactions via proprietary trading technology provided by the inter-dealer broker. In addition, in a less liquid market with fewer participants, disclosure of the intention of a participant to buy or sell could disrupt the market and lead to poor pricing. By using an inter-dealer broker, the identities of the transaction parties are not disclosed in many transactions until the trade is consummated and, therefore, market participants better preserve their anonymity. For all these reasons, in a less commoditized market, an inter-dealer broker can offer important value to market participants.

        As a market for a particular financial instrument develops and matures, more buyers and sellers enter the market, generally resulting in more transactions and more pricing information. In addition, the terms of such financial instruments tend to become more standardized, generally resulting in a more highly-liquid market. In this way, a relatively illiquid market for an instrument may evolve over a period of time into a more highly-liquid market. As this evolution occurs, the characteristics of trading, the preferred mode of execution and the size of commissions that inter-dealer brokers charge, may also change. In some cases, as the market matures, an inter-dealer broker may provide a client with an electronic screen or system that displays the most current pricing information. In addition, a market may have some characteristics of both more liquid and less liquid markets, which requires an inter-dealer broker to offer integrated telephonic and electronic brokering. We refer to this integrated service as hybrid brokerage. In some cases, hybrid brokerage involves coupling traditional telephonic brokerage services with various electronic enhancements, such as electronic communications, price discovery tools and order entry. In other cases, hybrid brokerage involves full electronic execution supported by telephonic communication between the broker and its clients. Further, some derivative products trade on both a traditional futures exchange and in the OTC market through inter-dealer brokers.

The Derivatives Market

        Derivatives are used by financial institutions, hedge funds and large corporations to manage risk or take advantage of an anticipated direction of a market by allowing holders to guard against gains or declines in the price of underlying financial assets, indices or other investments without having to buy or sell such underlying assets, indices or other investments. The underlying asset, index or other investment may be, among other things, a physical commodity, an interest rate, a stock, an index or a currency. Derivatives are commonly used to mitigate the risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by large corporate and sovereign debtors and changes in the prices of commodity products. OTC derivatives are generally structured as forwards, swaps or options. They derive their value based on the inherent value of the underlying asset. A forward is an agreement between two parties to exchange assets or cash flows at a specified future date at a price agreed on the trade date. A swap is an agreement between two parties to exchange cash flows or other assets or liabilities at specified payment dates during the agreed-upon life of the contract. An option is an agreement that gives the buyer the right, but not the obligation, to buy or sell a specified amount of an underlying asset or security at an agreed upon price on, or until, the expiration of the contract.

        Derivatives may be exchange traded or privately negotiated and traded in the OTC market. According to a recent report of the Bank for International Settlements, OTC derivatives accounted for over 89% of the total outstanding global derivatives transactions as of June 2008 (as measured by notional amount). The liquidity of markets for particular OTC derivative instruments varies from highly liquid, such as the market for Eurodollar interest rate derivatives, to illiquid, such as the market for certain customized credit derivatives that are structured to meet specific investor needs.

        The International Swaps and Derivative Association, Inc. ("ISDA") reported in a recent survey of its members that in the first half of 2008, among the derivative instruments surveyed, interest rate and currency derivatives and equity derivatives were the fastest growing segments of the derivatives market with notional amounts outstanding growing 22% and 19%, respectively, over that six month period. The survey stated that at mid-year 2008, notional amounts outstanding of credit derivatives decreased 12% over the first half of 2008 to approximately $54.6 trillion from approximately $62.2 trillion at year-end 2007, but increased 20% over mid-year 2007 notional outstanding of $45.5 trillion. The decrease in notional outstanding for credit derivatives was the first six month decrease since ISDA first reported results in 2001. ISDA attributed this drop to industry efforts to reduce risk by netting economically offsetting transactions.

        Furthermore, the number of different derivative instruments has grown as companies and financial institutions developed new and innovative derivative instruments to meet industry demands for sophisticated risk management and complex financial arbitrage. In its 2008 annual survey, Risk magazine identified 126 categories of derivatives, excluding commodity derivatives. Novel derivative instruments often have distinct terms and little or no trading history with which to estimate a price. Markets for new derivative instruments therefore require market intelligence and the services of highly skilled and well-informed brokers and reliable market data and pricing tools.

Recent Derivative Market Developments

        Deleveraging of hedge funds and dealers.    In 2008, the financial markets experienced significant upheaval as the combination of an ongoing credit crisis, significant losses reported by banks and other market participants from mortgage-backed and other debt securities and a weak global economy all contributed to the loss of investor confidence. The upheaval in the markets led to significant investor and dealer losses and significant deleveraging in the hedge fund and dealer community. We expect derivatives volume growth to be adversely impacted by deleveraging as less capital is employed in the capital markets by dealers and hedge funds.

        Increased government regulation is probable.    2008 was marked by several high profile bankruptcies of financial service firms, unprecedented government intervention in the capital markets and continued consolidation in the dealer community. A perceived lack of transparency in the OTC derivative markets, especially the credit derivatives markets, has been the focus of governments and regulators on a global basis. As a result, government representatives and regulators have called for increased regulation and transparency in the OTC markets, particularly the credit derivatives market. We support these efforts and believe they may lead to renewed confidence in the derivatives markets and long-term stabilization. We also believe it is probable that there will be increased regulation in certain OTC markets in 2009 and beyond.

        Centralized clearing of certain OTC derivatives is probable.    Since the bankruptcy of Lehman Brothers in September 2008, the clearing of OTC derivatives has been a focal point in both the U.S. and Europe as governments, regulators and market participants seek to improve the existing financial system. Governments and regulators globally have pushed for the centralized clearing of credit derivatives and several exchanges and industry utilities are developing clearinghouses and platforms to clear certain credit derivatives and are pursuing regulatory approvals and dealer commitment. We support central counter-party clearing of certain OTC derivatives, including credit derivatives, and believe that the clearing of certain credit derivatives and other OTC derivatives is likely to occur in 2009.

The Cash Markets

        Cash, or spot markets, exist across the credit, financial, equity and commodity product spectrum. The cash or spot markets are also known as physical markets, because prices are settled in cash on the spot at current market prices, as opposed to forward prices. A cash market may be a self-regulated centralized market, such as an equity or commodity exchange, or a decentralized OTC market where private transactions occur. The cash markets are often highly liquid, commoditized markets. Inter-

dealer brokers provide value in these markets through their ability to source liquidity from other market participants or transact large positions through their access to exchanges, electronic communications networks or trading platforms with minimal price movement. Inter-dealer brokers may also provide traders with applicable market information and analysis.

        Cash markets for equity and certain commodities and debt securities exist on both exchanges and in the OTC markets, while cash foreign exchange products are traded principally in the OTC markets. In cash transactions, market participants generally seek to purchase or sell a specified amount of securities, commodities or currencies at a specified price for cash, with settlement occurring within a few days after the trade is executed. In certain cash OTC transactions, the broker executes the transaction and the transaction is then cleared by a third-party exchange or clearinghouse on behalf of the parties to the trade. The clearing process eliminates the counterparty risk inherent in a bilateral OTC transaction as the clearinghouse becomes the buyer and seller in the transaction, thereby guaranteeing the trade. For this service, the clearinghouse imposes margin requirements and charges a fee. We believe that central counterparty clearing will play an increasing role in the future of both the cash and derivative OTC markets.

Our Market Opportunity

        We believe the markets for financial instruments, especially the markets for derivative instruments, present us with the following opportunities to provide value to our clients:

        Need for efficient execution in both liquid and less liquid markets.    While the use of execution technology is becoming more common in the inter-dealer brokerage industry, only certain highly liquid and standardized financial instruments may be fully traded electronically in an efficient manner. More complex OTC products, such as derivatives, typically require some degree of telephonic brokerage to assist with price aggregation and discovery in order to aid the execution process. We believe that inter-dealer brokers who provide a combination of telephonic and electronic brokerage services are better positioned to meet the particular needs of the markets in which they operate than competitors that cannot offer this combination of services.

        Need for expertise in the development of new markets.    In order to better support their clients' evolving investment and risk management strategies, our dealer clients help create new products, including new derivative instruments. Dealers also modify their trading techniques in order to better support their clients' needs, such as by integrating the trading of derivative instruments with the trading of related underlying or correlated financial assets, indices or other investments. We believe the markets for these new products and trading techniques create an opportunity for those inter-dealer brokers who, through market knowledge and extensive client relationships, are able to identify these new product opportunities and to focus their brokerage services appropriately.

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

        Increasing industry consolidation.    Historically, the inter-dealer brokerage industry consisted of a number of small and mid-sized private firms that used traditional telephonic brokerage methods to serve their clients and to compete against each other in various product categories. The industry has begun to consolidate in recent years, in part, due to the increasing importance of technology, including electronic execution, integrated trade processing and analytics and market data. Through acquisitions, larger inter-dealer brokers with access to capital have been better positioned to make the investments necessary to supply their clients with this technology. We believe that inter-dealer brokers with developed technology resources which enhance brokerage execution and pre-and post-trade analysis and processing are better able to consistently meet the execution needs of their clients and recruit and retain the most capable brokers. Further, consolidation and deleveraging in the dealer and hedge fund community combined with increased government regulation may lead to less trading in certain OTC markets. As a result of these trends, smaller inter-dealer brokers may find it harder to compete and several have been acquired by larger inter-dealer brokers with developed technological capabilities and better access to capital. We believe that the continued consolidation of the industry provides an opportunity for these larger inter-dealer brokers to strategically expand their businesses to better serve evolving client demands.

Our Competitive Strengths

        We believe our principal competitive strengths are the following.

        Strong Brand and Leading Position in Key Markets.    We believe that over our twenty-two year history, we have successfully created value in our brand that our clients associate with high quality services in the markets on which we focus. Our leadership in these markets, such as the markets for certain credit and equity derivatives, foreign exchange options and commodity products, has been recognized by rankings in industry publications such as Risk magazine, FX Week and Energy Risk magazine. Risk magazine has ranked us as a leading broker in credit default swaps and numerous currency and equity derivative markets. Energy Risk magazine also listed GFI as a leading Energy Broker in 2008. In addition, GFI's Fenics® FX option analysis product is a leading analytic tool in the foreign exchange markets, and our electronic trading platforms, Creditmatch®, GFI ForexMatch® and, EnergyMatch®, and Trayport's GlobalVision products are recognized platforms in the markets in which they serve.

        We believe our leading positions in these markets provide us with greater access to market and pricing information, including a broad selection of proprietary market data that we are able to provide to our clients. In addition, we believe that our leading market share in key OTC markets, such as credit derivatives, and our ability to use technology to track such market data, enables us to provide market participants with better analytical insight into correlated movements in related securities of a single issuer, related issuers or indexes in the credit and equity markets. In addition, we believe that, because of these leading market positions and differentiated technological capabilities, we are better positioned, compared to many of our inter-dealer competitors, to serve the comprehensive needs of our clients.

        Ability to Identify and Develop High Growth, Less Commoditized Markets.    We focus on complex and innovative financial markets where liquidity is harder to achieve and, therefore, our services are more valuable to market participants. We believe these markets offer an opportunity for growth to inter-dealer brokers that move early to foster liquidity. We seek to anticipate the development and growth of markets for evolving, innovative financial products in which we believe we can garner a leading market position and enjoy higher commissions. For example, we entered the credit derivatives and currency derivatives markets in their early stages and have grown these businesses through the years. Similarly, we have been an early entrant to the shipping, property and insurance derivatives markets, asset classes that offer the potential for growth but are in their early stages of development. We believe our familiarity with the needs of such markets and our experience with complex product structures allow us to better serve clients in less liquid markets than many of our competitors.

        Hybrid Brokerage Platforms.    We seek to tailor our use of electronic trading and other technology to the transactional nuances of each specific market. While certain more complex, less commoditized markets often require significant amounts of personal and attentive service from our brokers, some other markets may benefit from the introduction of electronic brokerage platforms. Depending on the needs of the individual markets, we offer a hybrid approach to our clients that combines a range of electronic and telephonic trade execution services. For example, our clients may choose between utilizing our CreditMatch®, GFI ForexMatch® or EnergyMatch® electronic trading platforms to trade a range of credit derivatives, foreign exchange options or emission allowances entirely on screen or executing the same transaction over the telephone through our brokers. We also believe we add value for clients who trade in complex financial markets by offering data and Fenics® analytics products for decision support. We seek to establish data communication and STP connections with our clients' settlement, risk management and compliance operations in order to better serve their needs and to strengthen our relationships with them. Straight-through-processing generally involves the use of technology to automate the processing of financial transactions, from execution to settlement, in order to minimize human error, reduce operational costs and time, and enhance transaction information and reporting. We believe our hybrid brokerage approach provides us with a competitive advantage over competitors who do not offer this technology.

        In January 2008, we acquired Trayport Limited ("Trayport"), a provider of electronic trading software and services to the commodities, fixed income, currencies and equities markets. Trayport's GlobalVision products have an industry leading position in supplying software to the European OTC energy markets including electric power, natural gas, coal, emissions and freight. Its technology accommodates electronic trading, information sharing and STP capabilities in commodity and financial instruments. The acquisition of Trayport, with its leading position in the European OTC energy markets and its trading and processing capabilities further enhances our hybrid brokerage model.

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

        Experienced Senior Management and Skilled Brokers and Technology Developers.    We have a senior management team that is experienced in identifying and exploiting markets for evolving, innovative financial instruments. Our founder and chief executive officer, Michael Gooch, has over 25 years of experience in the derivatives markets and our president, Colin Heffron, has been with our company since 1988 and, prior to becoming our president, was instrumental in developing a number of brokerage desks and leading the growth of our European operations. Reporting to them is an experienced management team that includes senior market specialists in each of our product categories. We also employed 860 skilled and specialized brokers at December 31, 2008, many of whom have extensive product and industry experience. Although the competition for brokers is intense, we have been able to effectively hire new brokers and establish new brokerage desks in areas in which we seek to expand our operations. In addition, our in-house technology developers are experienced at developing electronic trading platforms and commercial quality software that are tailored to the needs of certain select markets in which we focus. Our brokers utilize this technology and market information to provide their clients with enhanced services. We believe that the combination of our experienced senior management, skilled brokers and technology developers gives us a competitive advantage in executing our business strategy.

        Diverse Product and Service Offerings.    We offer our products and services in a diverse array of financial markets and geographic regions. Historically, the markets on which we focus have volume and revenue cycles that are relatively distinct from each other and have generally not been correlated to the direction of broad equity indices. Further, our decision support products, including our market data, analytical tools and trading software give us an opportunity to leverage and expand our client base, providing revenue sources beyond our traditional brokerage clients. We believe our diverse product and service offerings provide us with a competitive advantage over many of our competitors that may have more limited product and service offerings and, therefore, may be more susceptible to downturns in a particular market or geographic region.

Our Strategy

        We intend to continue to grow our business and increase our profitability by being a leading provider of brokerage services, data and analytics and trading software to the markets on which we focus. We intend to employ the following strategies to achieve our goals.

        Maintain and enhance our leading positions in key markets.    We plan to continue leveraging the leading market share and brand recognition that we have developed for a range of derivative instruments and underlying securities in growing credit, financial, equity and commodity markets. We will continue deploying our specialized brokers in higher-margin OTC markets and will seek to improve their productivity through technological innovation, such as state of the art electronic brokerage platforms. We intend to provide market participants with analytical insight into correlated movements in related securities of a single issuer or related issuers or indexes in the credit derivative, corporate bond and equity markets. We also intend to continue offering quality data and analytics products in certain select markets requiring reliable decision-support tools. Through these means, we seek to enhance our services in existing markets and deepen long-standing relationships with our global institutional clients.

        Leverage Technology and infrastructure to gain market share and improve margins.    We intend to continue to invest in the use and development of technology, including the development of proprietary electronic trading platforms, to further enhance broker productivity, increase customer and broker loyalty and improve our competitive position and market share. During 2008, we continued to see substantial use of our CreditMatch® electronic trading platform in Europe in both credit derivatives and cash bonds, and we enhanced the functionality of GFI ForexMatch®, a browser-based electronic platform for foreign exchange products. We have also recently introduced EnergyMatch® to certain natural gas and electric power markets in North America. We believe that as the usage of these systems becomes more widespread, we will be able to increase broker productivity and gain increased market share. Moreover, where possible, we plan to continue to install STP connections with our clients' settlement, risk management and compliance operations, in order to better serve their needs and to provide us with additional opportunities to increase our revenue. At the same time, we continue to work on ways to improve our ability to leverage our operations, infrastructure and other support areas, such as our executive and finance departments, to create cost efficiencies and improve margins.

        Continue to identify and develop new products and high-growth markets.    Our brokerage personnel headcount at December 31, 2008 was 1,037. It is often our practice to establish new brokerage desks through the strategic redeployment of experienced brokers from established brokerage desks and through the selective hiring of new brokers. Individual brokerage desks are separately tracked and monitored in an effort to drive performance. We will continue to focus on identifying high growth markets where liquidity is more valuable, thereby yielding early-mover opportunities. We also intend to continue to expand our presence globally in markets where we believe there are opportunities to increase our revenues. As part of this effort, in 2008, we commenced operations in Dublin, Tel Aviv, Dubai and Santiago, and we acquired a minority interest in an inter-dealer broker in Argentina.

        Continue to pursue new customers and diverse revenue opportunities.    We offer our products and services in a diverse range of financial markets and geographic regions and to hundreds of institutional customers. We believe this diversity has and will continue to lessen the impact to us of a downturn in any particular market or geographic region. We also intend to continue managing our business with the goal of maintaining the diversity of our revenues. On a geographic basis, approximately 53.2% of our total revenues for the year ended December 31, 2008 were generated by our EMEA operations, 37.6% were generated by our Americas operations and 9.2% were generated by our operations in the Asia-Pacific region. Additionally, for the year ended December 31, 2008, no one customer accounted for more than approximately 6.5% of our total revenues from all products, services and regions, and our largest brokerage desk accounted for approximately 5.2% of total revenues.

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

        In January 2008, we acquired Trayport, a provider of electronic trading software to brokers, exchanges and trading firms in the commodities, fixed income, currencies and equities markets, with particular strength in European OTC energy derivatives. This acquisition strengthens our electronic trading capabilities and bolsters our position in global energy derivatives.

        In September of 2008, we acquired a 49% interest in Premium Securities S.A., a small inter-dealer broker of fixed income, foreign exchange and derivative products located in Buenos Aires, Argentina. We have the option to buy the remaining equity interest in future years. This transaction, along with our opening of an office in Santiago, Chile, highlights our strategy of expanding our Latin American operations.

Our Market Focus

        Our global brokerage operations focus on a wide variety of credit, financial, equity and commodity instruments, including both cash and derivative products. Within these markets we have been successful, historically, in serving the more complex, less commoditized markets for sophisticated financial instruments, primarily OTC derivatives. As the trading strategies of market participants continue to evolve and diversify, and the derivatives and cash markets continue to converge, an inter-dealer broker may be able to bridge the gap between these markets and offer services in a number of related markets. As a result, we have recently expanded our operations in cash instruments, such as corporate fixed income and equities products.

        We support and enhance our brokerage operations by providing a range of trading software, analytics and market data products and STP connections where applicable.

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

        We generate revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, we act as a "middleman" by serving as counterparty for an identified buyer and an identified seller in matching reciprocal back-to-back trades. These transactions are then settled through clearing institutions with which we have a contractual relationship. Because the buyer and seller each settle their transactions through us rather than with each other, the parties are able to maintain their anonymity. A limited number of our brokerage desks are occasionally permitted to enter into unmatched principal transactions in the ordinary course of business while brokering in illiquid markets or for the purpose of facilitating a customer's execution needs for transactions initiated by such customers. These unmatched positions are intended to be held short term.

        Credit Products.    We provide brokerage services in a broad range of credit derivatives, bond instruments and other related credit products. Our offices in New York, London, Sydney, Hong Kong, Singapore and Tokyo each provide brokerage services in a broad range of credit derivative products that may include single-entity credit default swaps, emerging market credit default swaps, credit indices, options on single-entity credit default swaps, options on credit indices and credit index tranches. We also provide brokerage services in markets for a range of non-derivative credit instruments, such as investment grade corporate bonds, high yield corporate bonds, emerging market Eurobonds, European government bonds, bank capital preferred shares, asset-backed bonds and floating rate notes. We largely provide brokerage services for these non-derivative credit products out of our London, New York, Paris, Singapore and Hong Kong offices.

        We support our credit brokerage with CreditMatch®, our electronic trading platform that provides trading, trade processing and STP functionality to our clients. Consistent with our hybrid brokerage model, clients may choose between utilizing CreditMatch® to trade certain credit derivative products entirely on screen or executing the same transaction over the telephone through our brokers. In Europe, our clients continue to use CreditMatch® to trade credit derivatives and bond products while our clients in the Americas and Asia-Pacific still primarily prefer to execute transactions telephonically through our brokers.

        As part of our efforts to enhance our services in our key markets, in December 2006, we became a minority equity holder in The Clearing Corporation ("TCC"), a clearinghouse for derivative instruments. TCC, in partnership with IntercontinentalExchange Inc. ("ICE"), is one of the parties in position to receive regulatory approval for the clearing of credit derivatives in the U.S. In October 2008, ICE announced its intention to buy TCC. If this transaction is completed based on the terms that are currently proposed, we will hold an economic interest in the new entity. We believe our hybrid electronic brokerage platforms and STP capabilities will compliment the movement to greater automation and centralized clearing in the OTC credit derivatives markets. Ultimately, we believe that centralized clearing may expand the market for OTC derivative products through added settlement efficiency and reliability.

        Financial Products.    We provide brokerage services in a range of financial instruments, including foreign exchange options, exotic options, non-US Dollar interest rate swaps and options, repurchase agreements and certain government and municipal bond options. Exotic options include non-standard options on baskets of foreign currencies, forward contracts and non-deliverable forward contracts, which are forward contracts that do not require physical delivery of the underlying asset.

        We offer telephonic brokerage services in our New York, London, Hong Kong, Singapore and Sydney offices, augmented in select markets with our GFI ForexMatch® trading platform. We also offer a STP capability that automatically reports completed telephonic and electronic transactions directly to our clients' position-keeping systems and provides position updates for currency option trades executed through GFI's worldwide brokerage desks.

        Our New York office focuses on providing brokerage services for foreign exchange option trading among the U.S. Dollar, the Japanese Yen and the Euro, which are referred to as the G3 currencies, as well as foreign exchange options, forward contracts and non-deliverable forward contracts and non-U.S. Dollar interest rate swaps. Our New York office also offers bond options, swap options and corporate and emerging market repo brokerage services. Our London office also covers foreign exchange option trading in the G3 currencies along with nearly all European cross currencies, including the Russian Ruble and Eastern European currencies, for which we provide brokerage services for forwards and non-deliverable forwards. In addition, our London office provides brokerage services for cross currency basis swaps, and non-US Dollar interest rate swaps and options. Our brokers in Singapore, Hong Kong and Seoul provide brokerage services for foreign exchange currency options, non-deliverable forwards and non-U.S. Dollar interest rate swaps for regional and G3 currencies, while foreign exchange currency options are also brokered out of Sydney. In 2008, we opened an office in Santiago, Chile that focuses on interest rate swaps and an office in Dubai that focuses on Islamic finance products.

        Equity Products.    We provide brokerage services in a range of cash-based and derivative equity products, including U.S. domestic equity, international equity, Global Depositary Receipts ("GDRs") and American Depositary Receipt ("ADRs") stocks and equity derivatives based on indices, stocks or customized stock structures. We offer telephonic equity brokerage services from our brokerage desks in New York, London, Dublin, Paris, Tel Aviv, Hong Kong, Tokyo and Sydney and, where appropriate, our electronic trading platforms. Our Dublin and Tel Aviv offices were opened in 2008. Through our various offices we broker trades in the OTC market as well as certain exchange-traded securities.

        Our New York office provides brokerage services in single stock cash equities, single stock options, index options, sector options, equity default swaps, variance swaps, total return swaps, convertible bonds and ADRs. Our London office provides brokerage services in equity index options, single stock options, GDRs, Pan-European equities, Japanese equity derivatives and structured equities. Our Paris office provides brokerage in Pan-European equities, structured equities, single stock and equity index options and financial futures. Our Hong Kong, Tokyo and Sydney offices provide a varying degree of brokerage services in equity index and single stock options, while the Hong Kong office also provides brokerage services in ADRs and GDRs. Our Dublin and Tel Aviv offices broker primarily Pan-European and international equities.

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

        Our Trayport subsidiary is a leading provider of electronic trading software and services to the commodities, fixed income, currencies and equities markets. Trayport's GlobalVision platform has an industry leading position in supplying software to the European OTC energy markets including electric power, natural gas, coal, emissions and freight. The GlobalVision platform accommodates electronic trading, information sharing and STP capabilities in commodity and financial instruments. The 2008 acquisition of Trayport with its leading position in the European OTC energy markets strengthens our global position in commodity products. In London, our telephonic brokerage capabilities are augmented with electronic brokerage capabilities we license from Trayport.

        From our New York area offices, we provide brokerage services in natural gas, oil and petroleum products, power (electricity) and insurance derivatives. In addition, as a result of our October 2006 acquisition of the North American operations of Amerex, based in Sugar Land, Texas, we provide largely complementary brokerage services in natural gas, electric power, environmental commodities and retail energy management. From our Calgary office we broker U.S. and Canadian natural gas. Our London office provides energy product brokerage services in many European national markets, including for electric power, coal and emissions. The London office also provides brokerage services in property derivatives, dry freight derivatives, dry physical freight, and through a partnership with A.C.M. Shipping Limited, wet freight derivatives. Our Singapore office brokers dry freight derivatives and dry physical freight. From brokerage desks in New York, London and Sydney, we also serve the global precious metal markets with brokerage in spot, forward, swap and options contracts focusing on gold, silver, platinum and palladium.

        In 2008, we added natural gas and certain electric power products to EnergyMatch®, our electronic trading platform for OTC energy derivatives. EnergyMatch® also carries sulfur dioxide and nitrogen oxide emission products. We intend to add other emission types and energy products to EnergyMatch® in the future. We are also a member of ConfirmHub, LLC, a company that has developed a system for electronic trade confirmations for the North American energy markets. Through this membership, we and other members of ConfirmHub are able to offer electronic trade confirmations through a single secure connection in a standard format. Over sixty large energy trading companies currently subscribe to ConfirmHub.

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

        Software, Analytics and Market Data.    Our Trayport subsidiary licenses multi-asset class electronic trading and order management software to brokers, exchanges and traders. Trayport is a leading provider of trading software to the European energy market. Trayport software is licensed on a subscription basis and is marketed through a dedicated sales staff. Trayport also receives consulting and maintenance fees to "white-label" or customize its products according to customer needs.

        In selected markets, we license Fenics® analytics products that are used to build pricing models, develop trading strategies and to manage, price and revalue derivative portfolios. These products are sold on a subscription basis through a dedicated sales team. We currently offer our Fenics® analytics products primarily for the foreign exchange option markets, and, to a lesser extent, for certain precious metals, credit derivatives, energy derivatives, property derivatives and wet and dry freight markets. Fenics FX is a leading foreign exchange option pricing and analysis tool that is licensed for use at hundreds of sites globally. Fenics FX provides an array of tools, math models and independent market data that permits clients to quickly and accurately price and revalue both standard and exotic foreign exchange options. Fenics FX can also be integrated with most aspects of a client's trading infrastructure, and allows clients to control, monitor and more effectively oversee each stage of foreign exchange option trading.

        We license market data in the following product areas: foreign exchange options, credit derivatives, emerging market non-deliverable forwards, equity derivatives, interest rate options and European and North American energy. We make our data available through a number of channels, including streaming web portals, file transfer protocol downloads, Fenics analytical tools and data vendors, such as Reuters, Bloomberg and Quick, who license our data for distribution to their global users. Revenue from market data products consists of up-front license fees and monthly subscription fees, royalties from third party market data vendors who re-license our data and individual large database sales.

Our Clients

        As of December 31, 2008, we provided brokerage services and data and analytics products to over 2,100 institutional clients, including leading investment and commercial banks, large corporations, insurance companies and hedge funds. Notwithstanding our large number of clients, several dozen large financial institutions generate the majority of our brokerage revenues. The dealers that are our principal brokerage clients are many of the leading financial institutions in the world, including: Barclays Bank, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Bank of America, Morgan Stanley, BNP Paribas and UBS. Despite the importance of these large financial institutions to our brokerage business, no one client accounted for more than approximately 6.5% of our total revenues from all products and services globally for the year ended December 31, 2008.

Sales and Marketing

        In order to promote new and existing brokerage, data and analytics software services, we utilize a combination of our own marketing and public relations staff and external advisers in implementing selective advertising and media campaigns. We participate in numerous trade-shows to reach potential brokerage, data and technology clients. We also utilize speaking opportunities to help promote key brokers and market specialists and our core products and services. Additionally, we market our brokerage services through the direct interaction of our brokers with their clients. This direct interaction also permits our brokers to discuss new product and market developments with our clients. Our data, analytics and trading software products are actively marketed through dedicated sales and support teams, including a dedicated sales and customer support staff for Trayport that markets its trading software to traders, brokers and exchanges globally. As of December 31, 2008, we employed 85 sales, marketing and customer support professionals, consisting of 49 sales employees and executives, 5 marketing employees and 31 customer support employees. Our data and analytics sales force calls on a broad range of clients including traders, risk managers, sales staff, treasurers, analysts and e-commerce specialists at banks, hedge funds, fund managers, insurance companies and large corporations.

Technology

        Brokerage Technology.    We employ a technology development philosophy that emphasizes state-of-the-art technology with cost efficiency in both our electronic trading platforms, such as CreditMatch®, GFI ForexMatch® EnergyMatch® and Globalvision® (a product of Trayport®), and our data and analytics products. We take a flexible approach by developing in-house, purchasing or leasing technology products and services and by outsourcing support and maintenance where appropriate to manage technology expense more effectively. For each market in which we operate, we seek to provide the optimal mix of electronic and telephonic brokerage.

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

        Support and Development.    At December 31, 2008, we employed a team of 306 computer, telecommunication, network, database, client support, quality assurance and software development specialists. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our clients and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

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

        We pursue registration of some of our trademarks in the United States and in other countries. "GFI Group," "GFInet," "Fenics," "CreditMatch," "GFI ForexMatch," "EnergyMatch," "Amerex", "Starsupply" and "Trayport" are registered trademarks in the United States and/or numerous overseas jurisdictions.

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

        Inter-Dealer Brokers.    The current size of the wholesale inter dealer brokerage market is difficult to estimate as there is little objective, external data on the industry and several participants are private companies and do not publicly report revenues. Historically, the inter-dealer brokerage industry has been characterized by fierce competition for clients and brokers. Over the past several years, the industry has been characterized by the consolidation of well-established, smaller firms into five principal, global inter-dealer brokers: GFI Group Inc., ICAP plc, Tullett Prebon plc, Compagnie Financiere Tradition and Cantor Fitzgerald, and its subsidiary, BGC Partners Inc. We believe this consolidation has resulted from a number of factors, including: the consolidation of primary institutional dealer clients; pressure to reduce brokerage commissions, particularly in more commoditized products; greater dealer demand for technological capabilities and the need to leverage relatively fixed administrative and regulatory costs. We believe that consolidation should continue as volumes contract due to the on-going credit crisis, the global recessionary environment, and the deleveraging of hedge fund and dealer portfolios. Nevertheless, a number of smaller, privately held firms or consortia that tend to specialize in niche products or specific geographical areas remain in the market.

        Exchange and Exempt Commercial Markets.    In general, we do not compete directly with the major futures exchanges, such as the CME Group Inc. ("CME"), the Chicago Board Options Exchange, Eurex and Euronext.liffe, and exempt commercial markets like the one operated by ICE. These exchanges allow participants to trade standardized futures and options contracts. These contracts, unlike the less commoditized OTC products that we focus on, typically contain more standardized terms, and are typically traded in contracts representing smaller notional amounts. Furthermore, the introduction of such standardized exchange-traded futures and options contracts has, in the past, generally been accompanied by continuing growth in the corresponding OTC derivatives markets.

        We believe that exchanges will continue to seek to leverage their platforms and attempt to grow by introducing products designed to compete with certain products covered by inter-dealer brokers in the OTC marketplace or through acquisitions. In 2008, the CME acquired CMA, a credit data specialist, and ICE acquired Creditex, a specialist inter-dealer broker of credit derivative products.

        Additionally, governments and regulators in the U.S. and Europe have called for the centralized clearing of credit derivatives. Several exchanges and clearinghouses in the U.S. and Europe have proposed solutions for the clearing of credit derivatives and are in various stages of development and regulatory approval. The CME, with its existing clearinghouse, has partnered with a large hedge fund to provide an electronic trading platform to match buyers and sellers. This platform may be, to some extent, in direct competition with the inter-dealer brokers. In other cases, certain exchanges are proposing a clearing solution that will accept derivative transactions executed by inter-dealer brokers. We expect that pressure on the financial community by regulators and governments will lead to the clearing of certain credit derivatives in 2009, and we believe that multiple platforms will become available to market participants. We are involved in a number of these initiatives.

        Software, Analytics and Market Data.    Several large market data and information providers compete for a presence on virtually every trading desk in our industry. Some of these entities currently offer varying forms of electronic trading of the types of financial instruments in which we specialize. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. In addition, these entities are currently competitors to, and in some cases clients of, our data and analytical services. Further, we face competition for certain sales of our data products from our inter-dealer broker competitors and from data vendors, such as Markit, a consortium of major financial institutions.

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

        Several of GFI Securities LLC's equity and corporate bond brokerage desks have experienced issues relating to reporting trades to FINRA on a timely basis, which is required by FINRA rules. This subsidiary has also paid fines for late trade reporting in recent years and is currently being reviewed by FINRA for similar issues relating to trade reporting. In addition, FINRA has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them by certain dealers for brokering transactions in credit default swaps. GFI Securities LLC has been cooperating with the Staff in this inquiry by responding to requests for documents, testimony and other information. In January 2009, FINRA made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications between certain of GFI Securities LLC's former credit derivative brokers and one current employee and those at other interdealer brokers. In connection with its current examinations and this disciplinary action, FINRA may seek to impose fines on us or seek to take other corrective action. See Item 3—"Legal Proceedings" for additional details.

        GFI Securities LLC is also an introducing broker with the National Futures Association ("NFA"), and the Commodity Futures Trading Commission ("CFTC"). The NFA and CFTC require their members to fulfill certain obligations, including the filing of quarterly and annual financial reports. Failure to fulfill these obligations in a timely manner can result in disciplinary action against the firm. GFI Brokers LLC operates electronic trading platforms that are exempt from CFTC regulation either as an exempt board of trade (ForexMatch®) or as an exempt commercial market (EnergyMatch®).

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

        Foreign Regulation and Certain Clearing Arrangements.    Our overseas businesses are also subject to extensive regulation by various foreign governments and regulatory bodies. In the United Kingdom, the Financial Services Authority ("FSA") regulates our subsidiaries, GFI Brokers Limited and GFI Securities Limited. Our U.K. regulated subsidiaries are also subject to the European-wide Markets in Financial Instruments Directive ("MiFID"). Each of our subsidiaries subject to MiFID has taken the necessary steps in order to comply with these requirements. The regulations are extensively and broadly similar to that described above for our U.S. regulated subsidiaries.

        As with those U.S. subsidiaries subject to FINRA rules, the ability of our regulated U.K. subsidiaries to pay dividends or make capital distributions may be impaired due to applicable capital requirements. Our regulated U.K. subsidiaries are subject to "consolidated" regulation, in addition to being subject to regulation on a legal entity basis. Consolidated regulation impacts the regulated entity and its parent holding companies in the U.K, including the regulated entity's ability to pay dividends or distribute capital. Effective January 1, 2008, we also became subject to the European Union's Capital Adequacy Directive ("CRD"). This directive requires us to have an "Internal Capital Adequacy Assessment Process" as set forth in the CRD, which puts the responsibility on firms subject to the directive to ensure they have adequate capital after considering their risks.

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

        In Hong Kong, the Securities and Futures Commission ("SFC") regulates our subsidiary, GFI (HK) Securities LLC, as a Securities Broker. The compliance requirements of the SFC include, among other things, net capital requirements (known as the Financial Resources Rule) and stockholders'

equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with GFI (HK) Securities LLC and requires the registration of such persons.

        In addition, GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority ("HKMA"). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5.0 million Hong Kong dollars.

        In Tokyo, the Japan Securities Dealers Association ("JSDA") regulates GFI Securities Limited's Japanese branch. The JSDA regulates the activities of the officers, directors, employees and other persons affiliated with the branch. This branch is also subject to certain licensing requirements established by the Foreign Securities Firms Law (the "FSFL"). As part of these requirements, GFI Securities Limited's Japanese branch is required to maintain "brought-in" capital, as defined, of 50 million Japanese Yen. The branch is also subject to the net capital rule promulgated by the FSFL, which required that net worth plus "brought-in" capital exceed a ratio of 140.0% of relevant expenditure. In addition, GFI Securities Limited is required to maintain a capital base of 1 billion Japanese Yen.

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

        GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which requires that GFI Group PTE Ltd, among other things, maintain stockholders' equity of 3.0 million Singapore dollars (or approximately $2.1 million), measured annually. However, at December 31, 2008, GFI Group PTE Ltd's stockholders' equity had fallen below the required amount and therefore was not in compliance with this requirement. GFI Group PTE Ltd. discussed this matter with the MAS and increased its share capital to meet the requirements subsequent to year-end. We do not expect to incur a penalty in connection with this period of non-compliance.

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

        In Korea, GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum requirement of paid-in-capital of 5 billion Korea Won.

        Except as discussed above regarding GFI Group PTE Ltd., at December 31, 2008, all of our subsidiaries that are subject to foreign net capital rules were, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

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

        Exchange Memberships.    Through our various subsidiaries, we are members of the following exchanges: NASDAQ Stock Market, International Securities Exchange, Chicago Mercantile Exchange (non-member firm), London Stock Exchange, Eurex, Xetra, Euronext.liffe, Baltic Exchange, Ice Futures U.S., VirtX and European Energy Exchange.

Employees

        At December 31, 2008, we employed 1,740 employees. Of these employees, 1,037 are brokerage personnel (consisting of 860 brokers and 177 trainees and clerks), 306 are technology and telecommunications specialists and 85 comprise our software, analytics and market data sales, marketing and customer support professionals. Approximately 39% of our employees are based in the Americas, 46% are based in EMEA and the remaining 15% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruption of operations due to labor disagreements.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Competitive Environments.

Economic, political and market factors beyond our control could reduce trading volumes, securities prices and demand for our brokerage services, which could harm our business and our profitability.

        Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. Our business and the brokerage and financial services industry in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, substantial fluctuations in the volume and price levels of securities transactions and changes in and uncertainty regarding tax and other laws. In each of the three years in the period ended December 31, 2008, over 94% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of the following factors, among others, may cause a substantial decline in the U.S. and global financial markets in which we offer our services, resulting in reduced trading volume. These factors include:

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

        For example, the systematic risk reduction in the markets that occurred in the latter half of fiscal 2007 continued to impact the financial markets through 2008. Continued concerns about the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate further, with lower levels of liquidity and price transparency for certain credit products. These difficult market conditions have adversely affected global lending transactions, U.S. subprime and non-subprime residential mortgage products, commercial real estate products, structured investment vehicles, financial services businesses and insurers. These general market conditions have had an adverse impact on our business and financial condition as customers or potential customers have liquidated or consolidated, and the ongoing market volatility, deleveraging and recessionary concerns have caused individuals and institutional traders and other market participants to curtail or forego trading activities.

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

        To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and other features of our electronic brokerage platform software, network distribution systems and other technologies. The financial services industry is characterized by rapid technological change, changes in use and client requirements and preferences, frequent product and service introductions employing new technologies and the emergence of new industry standards and practices that could render our existing practices, technology and systems obsolete. In more liquid markets, development by our competitors of new electronic trade execution, STP, affirmation, confirmation or clearing functionalities or products that gain acceptance in the market could give those competitors a "first mover" advantage that may make it difficult for us to overcome with our own technology. Our success will depend, in part, on our ability to:

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

        We have experienced intense price competition in our brokerage business in recent years. Some competitors may offer brokerage services to clients at lower prices than we are offering, which may force us to reduce our prices or to lose market share and revenue. In addition, we focus primarily on providing brokerage services in markets for less commoditized financial instruments. As the markets for these instruments become more commoditized, we could lose market share to other inter-dealer brokers, exchanges and electronic multi-dealer brokers who specialize in providing brokerage services in more commoditized markets. We increasingly compete with exchanges for the execution of trades in certain products. If a financial instrument for which we provide brokerage services becomes listed on an exchange or if an exchange introduces a competing product to the products we broker in the OTC market, the need for our services in relation to that instrument could be significantly reduced.

Consolidation and layoffs in the banking and financial services industries could materially adversely affect our business, financial condition and results of operations because it may reduce our customer base.

        In recent years, there has been substantial consolidation and convergence among companies in the banking and financial services industries, resulting in a decreased customer base. Further, in the wake of the recent economic turmoil, credit conditions have worsened considerably and the landscape of the U.S. financial services industry changed dramatically. During 2008, many major U.S. financial institutions consolidated. For example, Bear Stearns was acquired by J.P. Morgan Chase, Lehman Brothers Holdings Inc. declared bankruptcy and Bank of America Corp. acquired Merrill Lynch & Co., Inc.

        These and other financial services firms are our customers. Continued consolidation or significant layoffs in the financial services industry could result in a decrease in the number of traders for whom we are able to provide brokerage services, which may reduce our trading volumes. In addition, continued consolidation could lead to the exertion of additional pricing pressure by our customers and our competitors, impacting the commissions we generate from our brokerage services.

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

        In addition, recruitment and retention of qualified staff could result in substantial additional costs. We pursue our rights through litigation when competitors hire our employees who are under contract with us. We also have been and are party to litigations involving competitors in connection with employee hires and claims from former employees in connection with the termination of their employment. We are currently involved in several litigations and arbitrations with our competitors relating to the recruitment of employees. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these claims, we generally incur significant expense and management time dealing with these claims.

Financial or other problems experienced by our clients or third parties could affect the markets in which we provide brokerage services. In addition, any disruption in the key derivatives markets in which we provide services could affect our brokerage revenues.

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

        We have adopted policies and procedures to identify, monitor and manage our credit risk, in both agency and principal transactions, through reporting and control procedures and by monitoring credit standards applicable to our clients. These policies and procedures, however, may not be fully effective. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the credit risks to which we are, or may, be exposed, our financial condition or results of operations could be adversely affected. In addition, our insurance policies may not provide coverage for these risks.

        Problems experienced by third parties could also affect the markets in which we provide brokerage services. In recent years, there have been an increasing number of financial institutions that have reported losses tied to write-downs of mortgage and asset backed securities, structured credit products and other derivative instruments and investments. As a result, there is an increased risk that one of our clients or counterparties could fail, shut down, file for bankruptcy or be unable to pay out their positions under certain derivative contracts. The failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or which has significant financial exposure to, or reliance on, the mortgage, asset-backed or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets. It is difficult to predict how long these conditions will continue, whether they will continue to deteriorate and which of our products and services may be adversely affected. As a result, these conditions could adversely affect our financial condition and results of operations. In addition, in recent years, an increasing percentage of our business, directly or indirectly, results from trading activity by hedge funds. Hedge funds typically employed a significant amount of leverage to achieve their results and, in the past, including 2008, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. Following the economic turmoil of 2008, many hedge funds have significantly decreased their leverage or have gone out of business. If this deleveraging continues or one or more hedge funds that was a significant participant in a derivatives market experiences problems in the future, that derivatives market could be adversely affected and, accordingly, our brokerage revenues in that market will likely decrease.

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

If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registrations with FINRA, withdrawal of our authorizations from the FSA or revocation of our registrations with other similar international agencies to whose regulation we are subject. For example, in the past, we have been fined in the U.S. for issues relating to late trade reporting. Additionally, in January 2009, FINRA made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications, between certain of GFI Securities LLC's former credit derivative brokers and one current employee and those at other inter-dealer brokers. For more details, see "Item 1—Business—Regulation" and "Item 3—Legal Proceedings."

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

Broad changes in laws or regulations may affect our ability to conduct our business. Currently proposed initiatives for centralized clearing or exchange trading of certain OTC derivatives, specifically credit derivatives, may adversely impact our business.

        Changes in laws or regulations or in governmental policies could cause us to change the way we conduct our business, which could adversely affect us. The government agencies that regulate us continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations and have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict whether any of these initiatives will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

        Additionally, governments and regulators in both the US and the UK have called for increased regulation and transparency in the OTC markets, particularly in the credit derivatives market. In particular, portions of the credit default swap market may be required to be centrally cleared through an exchange or other clearing organization. Furthermore, it is possible that regulators in some jurisdictions may also require that all or part of the credit default swap market to trade on regulated exchanges. Several exchanges and industry utilities are developing clearinghouses and platforms to clear credit derivatives and are pursuing regulatory approvals and dealer commitment. In the event that government authorities or regulators were to mandate centralized clearing or exchange trading for large portions of the credit derivative or OTC markets and we were unable to maintain our role as a provider of execution services in these markets or otherwise adapt our business model accordingly, it would have a materially adverse effect on our business.

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

        We have made, and expect to continue to make, significant investments in our brokerage and market data and analytics services, including investments in personnel, technology and infrastructure, in order to pursue new growth opportunities. With respect to our brokerage services and electronic brokerage systems, we may not receive significant revenue and profit from the development of a new brokerage desk or electronic brokerage system or the revenue we do receive may not be sufficient to cover the start-up costs of the new desk or the substantial development expenses associated with creating a new electronic brokerage platform. Even when our personnel hires and systems are ultimately successful, there is typically a transition period before these hires or systems become profitable or increase productivity. In some instances, our clients may determine that they do not need or prefer an electronic brokerage system and the period before the system is successfully developed, introduced and adopted may extend over many months or years. The successful introduction of electronic brokerage system in one market or country does not ensure that the same system will be used or favored by clients in similar markets or other countries. Our continued expansion of brokerage personnel and systems to support new growth opportunities results in on-going transition periods that could adversely affect the levels of our compensation and expense as a percentage of brokerage revenue.

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

        We provide services and products to clients globally through offices in London, Paris, Hong Kong, Seoul, Singapore, Tel Aviv, Dublin, Dubai, Santiago, Sydney, Tokyo, Cape Town and Calgary and we may seek to further expand our operations in the future. On a geographic basis, approximately 53% and 48% of our total revenues for the years ended December 31, 2008 and 2007, respectively, were generated by our European, Middle Eastern & African operations, 37% and 42%, respectively, were generated by our Americas operations and 10% and 10%, respectively, were generated by our operations in the Asia-Pacific region. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

  •
  additional regulatory requirements;

  •
  difficulties in recruiting and retaining personnel and managing the international operations;

  •
  potentially adverse tax consequences, tariffs and other trade barriers;

  •
  fluctuations in currency exchange rates or instability of local currencies;

  •
  adverse labor laws, and

  •
  reduced protection for intellectual property rights.

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

        Our international operations are also subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. Our businesses and operations are increasingly expanding into new regions, including emerging markets, and we expect this trend to continue. Various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies. These conditions could have an adverse impact on our businesses and increased volatility in financial markets generally.

        In addition, we are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations, including registration requirements. Our compliance with these laws and regulations may be difficult and time consuming and may require significant expenditures and personnel requirements, and our failure to be in compliance would subject us to legal and regulatory liabilities. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations or limit our ability to grow our international operations and, consequently, on our business, financial condition and operating results.

        If we are unable to manage any of these risks effectively, our business could be adversely affected.

We may have difficulty managing our expanding operations effectively.

        We have significantly expanded our business activities and operations over the last several years, which has placed, and is expected to continue to place, a significant strain on our management and resources. Continued expansion into new markets and regions will require continued investment in management and other personnel, facilities, information technology infrastructure, financial and management systems and controls and regulatory compliance control. We may not be successful in implementing all of the processes that are necessary to support these initiatives, which could result in our expenses increasing faster than our revenues, causing our operating margins and profitability to be adversely affected.

        The expansion of our international operations, particularly our Asia-Pacific and South American operations, involves additional challenges that we may not be able to meet, such as the difficulty in effectively managing and staffing these operations and complying with the increased regulatory requirements associated with operating in new jurisdictions. This expansion, if not properly managed, could have a material adverse effect on our business.

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

        In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. Our focus on less commoditized markets exacerbates this risk for us because transactions in these markets tend to be more likely not to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations. For example, we incurred a pre-tax charge of $9.6 million for losses from unsettled trade activity directly related to the bankruptcy of Lehman Brothers, Inc. in the third quarter of 2008.

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

        In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as "out trades," and they create a potential liability for the involved subsidiary of ours. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is generally to have the unmatched position disposed of promptly, whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations. In addition, the use of our fully electronic brokerage platforms, such as CreditMatch®, GFI ForexMatch® and EnergyMatch®, can present these risks because of the potential for erroneous entries by our clients or brokers coupled with the potential that such errors will not be discovered promptly.

We have market risk exposure from unmatched principal transactions entered into by some of our equity and credit product brokerage desks.

        We allow certain of our brokerage desks to enter into a limited number of unmatched principal transactions in the ordinary course of business while brokering in illiquid markets or for the purpose of facilitating clients' execution needs for transactions initiated by such clients. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions are held before we dispose of the position.

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

        Employee errors, including mistakes in executing, recording or reporting transactions for clients, could cause us to execute transactions with or for our clients that they disavow and refuse to settle. In these situations, we are exposed to the risk of material losses or third-party claims unless the errors are detected and the transactions are unwound or reversed. If our clients are not able to settle their transactions on a timely basis, the time in which employee errors are detected may be increased and our risk of material loss can be increased. As with any unsettled transaction, adverse movements in the prices of the securities involved in these transactions before they are unwound or reversed can increase this risk. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms.

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

  •
  to the extent that we pursue business opportunities outside the United States, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization, expropriation, price controls, capital controls, exchange controls and other restrictive governmental actions, as well as the outbreak of hostilities;

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

        Our business is dependent upon the availability of adequate funding and sufficient regulatory and clearing capital. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third party clearing organizations in support of our obligations under our contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds, investments from our stockholders and lines of credit made available by commercial banking institutions. We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, and available financing under our Credit Agreement (as defined below), will be sufficient to fund our operations for the foreseeable future. However, if for any reason we need to raise additional funds, including for acquisitions or meeting increased clearing capital requirements arising from growth in our brokerage business, we may not be able to obtain such additional financing on acceptable terms or on a timely basis, if at all. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or acquisitions or respond to competitive pressure or unanticipated requirements and our ability to conduct our business may be adversely affected.

Our credit agreement and our senior notes each contain restrictive covenants which may limit our working capital and corporate activities.

        We are a party to a credit agreement with Bank of America N.A. and certain other lenders which provides for maximum borrowings of $265 million (the "Credit Agreement"). In addition, we have issued $60 million of senior secured notes (the "Senior Notes") which are due January 30, 2013. Our

Credit Agreement and our Senior Notes impose operating and financial restrictions on us, including restrictions which may, directly or indirectly, limit our ability to:

  •
  merge, acquire or dispose of assets;

  •
  incur liens, indebtedness or contingent obligations;

  •
  make investments;

  •
  engage in certain transactions with affiliates and insiders;

  •
  enter into sale and leaseback transactions;

  •
  pay dividends and other distributions or purchase shares of our common stock; and

  •
  enter into new lines of businesses that are substantially different from our current lines of business.

        In addition, our Credit Agreement and our Senior Notes contain covenants that require us to maintain specified financial ratios and satisfy specified financial tests. As a result of these covenants and restrictions, we may be limited in how we conduct our business, and we may be unable to raise additional financing, to compete effectively or to take advantage of new business opportunities. We may not be able to remain in compliance with these covenants in the future.

        Our Credit Agreement and our Senior Notes also provide for several events of default, including for non-payment, certain bankruptcy events, covenant or representation breaches or a change in control.

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

Provisions of our certificate of incorporation and bylaws, agreements to which we are a party, regulations to which we are subject and provisions of our equity incentive plans could delay or prevent a change in control of our company and entrench current management.

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

        Under our Credit Agreement and our Senior Notes, a change in control may lead the lenders to exercise remedies such as acceleration of the loan and termination of their obligations to fund additional advances under the revolving credit portion of that facility.

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

        While our internal controls over financial reporting currently meet all of the standards required by SOX, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock. We cannot be certain as to our ability to continue to comply with the requirements of SOX. If we are not able to continue to comply with the requirements of SOX in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC, PCAOB or FINRA. In addition, should we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, and incur significant expenses to restructure our internal controls over financial reporting, which may have an a material adverse effect on our Company.

We cannot provide assurance that we will continue to declare and pay dividends at all or in any particular amounts and we may elect not to pay dividends in the future.

        Our Board of Directors has approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. Our dividend policy may be affected by, among other things, our earnings, financial condition, future capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and our determination to make certain investments or acquisitions. Our ability to declare a dividend is also subject to limits imposed by Delaware corporate law, our Credit Agreement and our Senior Notes.

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

        Future sales of our common stock also could adversely affect the market price of our common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, new or amended equity incentive plans or otherwise, the market price of our common stock could decline significantly. Moreover, the perception in the public market that these stockholders, including JPI, might sell shares of common stock could depress the market price of our common stock.

        As of December 31, 2008, we had registered under the Securities Act of 1933, as amended (the "Securities Act"), an aggregate of 976,056 shares of our common stock which are reserved for issuance upon the exercise of outstanding options under our 2000 and 2002 Stock Option Plans. In addition, as of December 31, 2008, we had registered under the Securities Act an aggregate of 8,250,000 shares of our common stock available for issuance under our 2008 Equity Incentive Plan in connection with existing and new grants of restricted stock units, stock options or similar types of equity compensation awards to our employees. Based on outstanding grants at December 31, 2008, there are 7,094,206 shares of our common stock available for future grants of awards under the 2008 Equity Incentive Plan. These shares can be sold in the public market upon issuance, subject to any vesting requirements and restrictions under the securities laws applicable to resales by affiliates. These sales might impact the liquidity of our common stock and might have a dilutive effect on existing stockholders making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our executive headquarters are located at 55 Water Street, New York, New York 10041, where we occupy approximately 89,000 square feet of leased space, pursuant to a lease that expires in December 2027. Our U.K. headquarters are located in London at 1 Snowden Street, EC2 2DQ, where we occupy approximately 44,000 square feet pursuant to a lease that expires on March 31, 2015. We also lease in excess of 80,000 square feet of additional office space in the aggregate to support our global brokerage operations.

        In connection with moving to our current headquarters, we terminated a portion of our lease at 100 Wall Street with respect to approximately 51,000 square feet, effective June 30, 2008. We remain liable for all of the obligations under the lease for the remaining approximately 37,000 square feet. In January 2009, we entered into a sublease for approximately 23,000 square feet of the remaining leased space, which expires at the end of the lease in September 2013.

        We believe our facilities will be adequate for our operations for the next twelve months.

ITEM 3.    LEGAL PROCEEDINGS

        In the normal course of business, we are and have been party to, or otherwise involved in, litigations, claims and arbitrations that involve claims for substantial amounts. These proceedings have generally involved either proceedings against our competitors in connection with employee hires, or claims from former employees in connection with the termination of their employment from us. There is also potential for client claims alleging the occurrence of errors in the execution of brokerage transactions. We are also currently and will, in the future, be involved, in examinations, investigations or proceedings by government agencies and self-regulatory organizations. These examinations or investigations could result in substantial fines or administrative proceedings that could result in censure, the issuance of cease and desist orders, the suspension or expulsion of a broker dealer and its affiliated persons, officers or employees or other similar consequences.

        In April 2008, Donald P. Fewer, formerly the head of our North American credit division resigned. Following Mr. Fewer's resignation, 22 of our credit brokerage staff resigned and defected to a competitor, notwithstanding various contractual obligations and fiduciary duties. In connection with these actions, GFI Securities LLC has commenced two arbitration proceedings before the Financial Industry Regulatory Authority ("FINRA") Dispute Resolution against two subsuduaries of Compagnie Financiere Tradition and certain of the departing employees asserting a number of claims, including tortious interference with contract, breach of fiduciary duty, unfair competition, misappropriation of confidential and proprietary information and the violation of certain FINRA rules of conduct and breach of contract. Certain former employees who are parties to the proceedings have also filed claims or counterclaims against GFI Securities LLC and the Company seeking monetary damages for, inter alia, the alleged breach of their employment agreements and the covenant of good faith and fair dealing. They also seek declaratory judgments relating to the enforceability of the restrictive covenants in their employment or other agreements. All of the arbitration proceedings have now been consolidated into a single proceeding before FINRA with GFI as the claimant and the parties are filing new pleadings. In the Supreme Court of the State of New York, Mr. Fewer has filed a lawsuit alleging the Company breached obligations to him, in which the Company has asserted counterclaims based upon his breach of fiduciary duties. In connection with these various proceedings, the Company or its affiliates are seeking equitable relief and monetary damages in an amount to be determined in the course of such proceedings. To the extent that it faces claims by former employees in the various proceedings, the Company or its affiliates will vigorously defend against such claims.

        The staff of the Market Regulation Department of FINRA (the "Staff") has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them by certain dealers for brokering transactions in credit default swaps. GFI Securities LLC has been cooperating with the Staff in this inquiry by responding to requests for documents, testimony and other information. In January 2009, the Staff advised GFI Securities LLC that it has made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications, between certain GFI Securities LLC's brokers and those at other interdealer brokers, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All but one of these brokers who made the allegedly improper communications resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition, as described above. We intend to vigorously contest any such disciplinary action which, if brought and/or settled, could result in a censure, fine or other sanction.

        Based on currently available information, the outcome of these matters are not expected to have a material adverse impact on the Company's financial position. However, the outcome of these matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

        Our common stock has been traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "GFIG" since our initial public offering on January 26, 2005. Prior to that time there was no established public trading market for our common stock. The closing share price for our common stock on February 13, 2009, as reported by Nasdaq, was $3.49.

        As of February 13, 2009, we had approximately 23 holders of record of our common stock.

        Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of our common stock as reported on Nasdaq.

	High	Low
Year Ended December 31, 2008
First Quarter(1)	$24.31	$8.17
Second Quarter	16.42	8.38
Third Quarter	12.25	3.37
Fourth Quarter	4.63	2.60

	High	Low
Year Ended December 31, 2007(1)
First Quarter	$17.12	$13.89
Second Quarter	19.47	16.38
Third Quarter	22.01	16.42
Fourth Quarter	25.79	20.21

    (1)
    For comparative purposes, the historical stock prices from 2007 and the first quarter of 2008 have been restated to reflect the four-for-one stock split effected on March 31, 2008.

Dividend Policy

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors declared a special cash dividend and approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount.

        Any declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. The Board's ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by the applicable governmental regulators, and (ii) general restrictions imposed on dividend payments under the jurisdiction of incorporation or organization of each subsidiary. Finally, our Credit Agreement limits our ability to pay dividends over a certain threshold without the approval of our lenders and any instruments governing our future indebtedness may also contain various covenants that limit our ability to pay dividends.

Performance Graph

        The following performance graph shows a comparison, from January 26, 2005 (the date our common stock commenced trading on Nasdaq) through December 31, 2008, of the cumulative total return for our common stock, the Nasdaq Composite Stock Index (CCMP), the Nasdaq Other Financial Index (CFIN) and our peer group. The peer group is comprised of ICAP plc, Collins Stewart Tullet plc from January 26, 2005 until December 14, 2006 and Tullet Prebon plc from December 15, 2006 through December 31, 2008 (each of which are listed in the U.K.), Cie Financiere Tradition (a Swiss listed company), MarketAxess Holdings Inc. (MKTX), Espeed Inc. (ESPD) from January 25, 2005 through April 1, 2008 and BGC Partners Inc. from April 8, 2008 through December 31, 2008, the International Securities Exchange (ISE) from March 8, 2005 (the date of its initial public offering) until December 19, 2007, Deutsche Boerse Group (which acquired ISE on December 19, 2007) from December 20, 2007 until December 31, 2008 and the Chicago Mercantile Exchange (CME).

        On April 1, 2008, Espeed Inc. merged with BGC Partners Inc. In future periods, our Peer Group will include the results of BGC Partners Inc.

        The performance graph assumes the value of the initial investment in the Company's common stock, each index and the peer group was $100 on January 26, 2005 and that all dividends have been reinvested. Such returns are based on historical results and are not intended to suggest future performance. The returns of each company within the peer group have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

Recent Sales of Unregistered Securities

        For the year ended December 31, 2008, we granted a total of 1,978,364 restricted stock units ("RSUs") to officers, directors and employees pursuant to our 2004 and 2008 Equity Incentive Plans. The grant prices of these RSUs ranged from $2.64 to $20.98. These RSUs will be converted into common stock to be issued to the recipients as the RSUs vest, which is generally on an annual basis over three years. These RSUs were granted pursuant to exemptions from registration provided by Rule 701 and/or Section 4(2) under the Securities Act.

Purchase of Equity Securities

        The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended December 31, 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
October
Stock Repurchase Program(a)	N/A	N/A	N/A	1,325,561
Employee Transactions(b)	75,124	$3.50	N/A	N/A
November
Stock Repurchase Program(a)	N/A	N/A	N/A	1,373,577
Employee Transactions(b)	13,139	$3.30	N/A	N/A
December
Stock Repurchase Program(a)	N/A	N/A	N/A	1,537,211
Employee Transactions(b)	(5,162)	$3.17	N/A	N/A
Total
Stock Repurchase Program(a)	N/A	N/A	N/A	1,537,211
Employee Transactions(b)	83,101	$3.49	N/A	N/A

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

(b)
Under our 2004 and 2008 Equity Incentive Plans, we allow employees to elect to have us withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of our common stock by us on the date of withholding.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the five years ended December 31, 2008. This selected consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the notes thereto contained in Part II-Item 8 in this Form 10-K.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands except share and per share data)
Consolidated Statement of Income
Revenues
Brokerage revenues:
Agency commissions	$757,310	$749,223	$557,895	$391,583	$262,039
Principal transactions	206,669	188,254	151,220	114,417	101,339

Total brokerage revenues	$963,979	$937,477	$709,115	$506,000	$363,378
Software, analytics and market data	51,250	19,522	18,651	17,395	16,081
Contract revenues	86	215	6,973	—	—
Interest income	8,617	9,714	9,144	4,637	1,578
Other income/(loss)	(8,429)	3,613	3,300	5,560	3,983

Total Revenues	$1,015,503	$970,541	$747,183	$533,592	$385,020
Expenses:
Compensation and employee benefits	665,973	604,847	465,554	327,345	241,847
Other expenses	266,553	214,956	179,832	121,958	100,019

Total expenses	932,526	819,803	645,386	449,303	341,866

Income before provision for income taxes	82,977	150,738	101,797	84,289	43,154
Provision for income taxes	29,871	55,880	40,719	36,186	20,031

Net income	$53,106	$94,858	$61,078	$48,103	$23,123

Earnings Per Share
Basic	$0.45	$0.81	$0.54	$0.45	$0.25

Diluted	$0.44	$0.80	$0.52	$0.43	$0.24

Weighted average number of shares outstanding(1)
Basic	117,966,596	116,595,920	113,382,789	104,982,512	64,198,620
Diluted	119,743,693	119,180,791	116,703,713	110,797,300	97,336,012

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands except share and per share data)
Consolidated Statement of Financial Conditions Data:
Cash and cash equivalents	$342,375	$240,393	$181,484	$144,148	$105,161
Total assets(2)	$1,085,911	$975,814	$699,609	$576,137	$640,223
Total debt, including current portion	$223,823	$55,291	$90,253	$31,247	$58,841
Redeemable convertible preferred stock	$—	$—	$—	$—	$30,043
Total stockholders' equity	$476,963	$452,193	$330,469	$238,252	$53,369
Selected Statistical Data:
Brokerage personnel headcount(3)	1,037	1,037	932	777	560
Employees	1,740	1,599	1,438	1,151	868
Broker productivity for the period(4)	$910	$934	$836	$778	$757
Brokerage Revenues by Geographic Region:
Americas	$385,854	$401,897	$326,436	$256,197	$170,438
Europe, Middle East & Africa	489,517	449,949	321,308	211,125	172,417
Asia	88,608	85,631	61,371	38,678	20,523

Total	$963,979	$937,477	$709,115	$506,000	$363,378

(1)
Restated to reflect the four-for-one stock split effected March 31, 2008.

(2)
Total assets included receivables from brokers, dealers and clearing organizations of $149.7 million, $317.8 million, $174.7 million, $208.9 million, and $408.2 million at December 31, 2008, 2007, 2006, 2005 and 2004, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business which have not settled as of their stated settlement dates. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations for these unsettled transactions.

(3)
Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2008, we employed 860 brokers.

(4)
We are presenting broker productivity to show the average amount of revenue generated per broker. Broker productivity is calculated as brokerage revenues divided by average brokerage personnel headcount for the period.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereof in Part II-Item 8 hereof. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in these forward-looking statements. Please see "Forward-Looking Statements" and "Risk Factors" for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Business Environment

        As an inter-dealer broker, our results of operations are impacted by a number of external market factors, including market volatility, the organic growth of the derivative and other markets in which we provide our brokerage services, the particular mix of transactional activity in our various products, the competitive environment in which we operate and, increasingly, the financial condition of the dealer and hedge fund communities. Outlined below are management's observations of these external market factors during the most recent fiscal period. The factors outlined below are not the only factors that have impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

Market Volatility

        As a general rule, our business typically benefits from volatility in the markets that we serve, as periods of increased volatility often coincide with more robust trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead certain clients to reduce their trading activity.

        Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions. During 2008, many of the markets in which we operate experienced periods of heightened to extreme volatility as the global credit crisis and recessionary environment resulted in significant changes to the financial industry, a substantial freezing of the credit markets and far-reaching government intervention. The combination of these and other factors led to consolidation in the financial industry and deleveraging by many dealers and hedge funds. As a result, trading activity in many of our markets declined significantly in the fourth quarter following a period of significant growth in the first half of 2008.

        The credit markets experienced periods of significant volatility in 2008 as large institutions, such as Lehman Brothers and Washington Mutual Inc., declared bankruptcy, other primary dealers merged and governments in both the U.S. and Europe injected capital into financial firms following significant reported losses in mortgage and other debt instruments. The credit crisis and global recessionary environment led to a loss of investor confidence and lending substantially froze as the U.S. stock market saw its steepest one-year drop since the 1930s. U.S. investment grade and high-yield bond issuance in 2008 decreased 35% and 73%, respectively, while the dollar volume of new issues of stocks and bonds globally fell 38%, according to Thompson Reuters. Governments implemented stimulus plans intended to revive economic growth. Investors fled riskier asset classes and invested in U.S. treasury securities, driving credit spreads up on both investment grade and high-yield bonds. The spread on investment grade and high yield bonds tripled from the beginning of the year. The large widening of these spreads is one indicator of the difficult credit environment at year-end 2008.

        The global equity markets experienced periods of heightened to extreme volatility throughout the year as demonstrated by historical price volatility on the Chicago Board Options Exchange SPX and Dow Jones Industrial Average ("DJIA") volatility indices. Equity values were down considerably worldwide with the DJIA down 33.8%, the Dow Jones World Index, excluding the U.S., down 46.0% in dollar terms, and the MSCI Emerging Market Index down 54.5%, in 2008. Latin American and other emerging market equity markets were hit particularly hard in the second half of 2008 as a result of the global decline in demand for commodities. Chinese and Russian stock indices decreased by over 60% in 2008. Although many equity markets had gains in the first half of the year, the decline in values in the third and fourth quarter resulted in the worst annual decline in U.S. equity markets since the 1930s.

        Interest rate and foreign exchange markets experienced heightened to extreme volatility during the year resulting from global economic uncertainty and aggressive monetary and fiscal policy on the part of the U.S. Treasury, the U.S. Federal Reserve Bank and central banks worldwide. As the U.S. recession and credit crisis spread overseas in the second-half of 2008, investors sought the safety of the U.S. Dollar and U.S. Treasury bonds. The U.S. Dollar strengthened 4.5% against the Euro, and 36.0% versus the British Pound, but fell 19% versus the Japanese Yen in 2008. The U.S. Dollar also strengthened significantly versus many Latin American currencies.

        The commodity markets were extremely volatile in 2008, as the global financial distress and the ongoing credit crisis led to significant price movements. Oil prices rose steadily through the first half of the year as the requirements of emerging market countries such as China and India outweighed the recessionary pressures in the U.S. and drove prices to record levels, only to collapse in the second half of 2008 as the economic recession spread globally. Oil fell 54% in 2008 to $44.60 a barrel, down $100.69 from its record price in early July 2008. The Dow Jones-AIG Commodity Index, a broad benchmark, finished 2008 with a 37% loss, the worst year since the index was launched in 1998. Gold rose 5.8% on the year, although it was down considerably from the high reached in first half of 2008.

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

        The International Swaps and Derivatives Association ("ISDA") released its Mid-Year 2008 Market Survey in September 2008 detailing growth in global notional outstanding in various over-the-counter markets. The ISDA statistics indicated that there was growth in the notional outstanding for all derivative categories over the previous year's first half results, including interest rate and currency derivatives, which were up 33.9%, credit default swaps, which were up 20.1%, and equity derivatives, which were up 18.7%. However, outstanding notional amounts of credit default swaps decreased 12.2% from the Year-End 2007 Market Survey, its first sequential period decline. ISDA attributed this decline to the industry's efforts to reduce risk through netting of offsetting transactions.

        Despite these indicators of growth in notional outstanding amount of OTC derivatives, there was a trend is toward lower trading volumes in the second half of 2008 in certain OTC derivatives products as hedge funds deploy less trading capital due to investor redemptions and reduced borrowing capacity. Evidence of this trend can be seen in the reduced transaction volumes of certain products traded on futures exchanges. For several years, exchange traded derivatives have exhibited generally similar growth rates to those of related OTC derivative markets. In the third and fourth quarters, CME, excluding its New York Mercantile Exchange ("NYMEX") operations, reported 10% and 16% declines, respectively, in quarterly average daily volumes from the previous year, NYMEX average daily volumes increased 2.9% in the fourth quarter of 2008. The International Securities Exchange ("ISE") reported declining average daily trading volumes in November and December, while ICE reported fourth quarter results that indicated decreasing or flat average daily commissions for many OTC energy and credit products.

        In addition, newer products and our expansion into growing markets and new geographical areas have historically contributed to the growth in our brokerage revenues. For example, in recent years we have been a leading broker in developing product areas such as shipping, property and insurance derivatives, and our currency and interest rate derivatives brokerage businesses have benefited from the growth of emerging markets in Eastern Europe, Asia and Latin America. While hedge fund deleveraging in the structured credit and high yield markets have recently led to lower volumes in these products, transactional volumes in single name and index credit derivative products have held up better. Our recent expansion in Calgary, Santiago, Dubai and Tel Aviv seeks to capitalize on regional growth opportunities.

Competitive Environment

        Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers was intense in 2008, as other inter-dealer brokers sought to bolster their derivative brokerage capabilities by hiring, or attempting to hire, certain of our key brokerage personnel. In April of 2008, almost two dozen of our credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations. Since this event, we have worked to re-staff our North American credit operations through the shifting of experienced internal staff and the hiring of external staff.

        During the second half of 2008, there was also consolidation and significant-layoffs in the dealer market and deleveraging in the hedge fund industry, which may lead to increased competition to provide brokerage services to a smaller number of market participants.

        Efforts to regulate credit derivatives and to create a central clearinghouse for credit derivatives were prevalent in the second half of 2008, as the credit crisis and failure of Lehman Brothers led to calls for better management of counterparty risk exposure. As a result, there may be increased competition from exchanges and other market participants as the credit markets in the U.S. and Europe emphasize central clearing, automation and increased transparency.

Financial Overview

        As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three year period ended December 31, 2008:

  •
  Our revenues grew from $747.2 million for the year ended December 31, 2006 to $1,015.5 million for the year ended December 31, 2008. The main factors contributing to our revenue growth were:

  •
  an increase in our brokerage personnel (consisting of brokers, trainees and clerks) from 777 at January 1, 2006 to 1,037 at December 31, 2008;

  •
  the acquisitions of Amerex Energy in October 2006 and Trayport in January of 2008;

  •
  the opening of new offices, including in Seoul, Dublin, Dubai, Tel Aviv and Santiago, and the continued growth of our Paris office;

  •
  a continued focus on, and investment in, higher margin and growing product areas;

    •
    the overall volume growth in certain markets in which we provide brokerage services;

    •
    the introduction and continued development and expansion of our hybrid brokerage capabilities; and

    •
    the continued development, marketing and sale of our data and analytical products.

  •
  Partially offsetting this growth were several factors adversely affecting our brokerage revenues, including:

  •
  the defection of two dozen of our North American credit brokers to a competitor in April 2008;

  •
  dealer and hedge fund deleveraging led to lower volumes in the second half of 2008;

  •
  uncertainty around the regulatory and operating environment of certain OTC markets in the second half of 2008, including the losses from unsettled trades directly related to the Lehman Brothers bankruptcy;

  •
  the considerable decrease in asset and index values worldwide in the second half of 2008 that led to lower revenues in certain markets where commissions are a product of underlying notional values; and

  •
  consolidation in the dealer market and deleveraging in the hedge fund industry in the second half of 2008 which led to lower volumes in certain of our markets.

  •
  The most significant component of our cost structure is employee compensation and employee benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and employee benefits have grown from $465.6 million for the year ended December 31, 2006 to $666.0 million for the year ended December 31, 2008. The main factors contributing to the growth in the amount of employee compensation and employee benefits were an increase in bonuses for brokerage personnel, salaries for brokerage and support personnel, and sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements.

    Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, employment costs of our brokerage personnel are the key component. Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Broker performance bonuses increased from $238.6 million for the year ended December 31, 2006 to $331.0 million for the year ended December 31, 2008. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

    Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements. Expense related to sign-on bonuses paid to brokerage personnel increased from $23.5 million for the year ended December 31, 2006 to $40.8 million for the year ended December 31, 2008. These sign-on bonuses may be paid in the form of cash, RSUs or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years. These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee's employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

        The following table sets forth our consolidated results of operations for the periods indicated:

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$757,310	$749,223	$557,895
Principal transactions	206,669	188,254	151,220

Total brokerage revenues	963,979	937,477	709,115
Software, analytics and market data	51,250	19,522	18,651
Contract revenue	86	215	6,973
Interest income	8,617	9,714	9,144
Other income/(loss)	(8,429)	3,613	3,300

Total revenues	1,015,503	970,541	747,183

EXPENSES:
Compensation and employee benefits	665,973	604,847	465,554
Communications and market data	47,810	44,622	37,300
Travel and promotion	45,756	41,992	32,391
Rent and occupancy	33,705	23,661	20,559
Depreciation and amortization	31,390	24,686	19,021
Professional fees	26,200	17,899	19,152
Clearing fees	43,420	32,732	24,471
Interest	14,334	7,076	6,818
Other expenses	23,870	22,155	14,543
Contract costs	68	133	5,819
Lease termination costs to affiliate	—	—	(242)

Total expenses	932,526	819,803	645,386

Income before provision for income taxes	82,977	150,738	101,797
Provision for income taxes	29,871	55,880	40,719

Net income	$53,106	$94,858	$61,078

        The following table sets forth our consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Year ended December 31,
	2008	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	74.6%	77.2%	74.7%
Principal transactions	20.4	19.4	20.2

Total brokerage revenues	95.0	96.6	94.9
Software, analytics and market data	5.0	2.0	2.5
Contract revenue	—	—	1.0
Interest income	0.8	1.0	1.2
Other income/(loss)	(0.8)	0.4	0.4

Total revenues	100.0%	100.0%	100.0%

EXPENSES:
Compensation and employee benefits	65.6	62.3	62.3
Communications and market data	4.7	4.6	5.0
Travel and promotion	4.5	4.3	4.3
Rent and occupancy	3.3	2.4	2.8
Depreciation and amortization	3.1	2.5	2.5
Professional fees	2.6	1.8	2.6
Clearing fees	4.3	3.4	3.3
Interest	1.4	0.7	0.9
Other expenses	2.4	2.3	1.9
Contract costs	—	—	0.8
Lease termination costs to affiliate	—	—	0.0

Total expenses	91.8%	84.5%	86.4%

Income before provision for income taxes	8.2%	15.5%	13.6%
Provision for income taxes	2.9	5.8	5.4

Net income	5.2%	9.8%	8.2%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

  •
  Net income for the year ended December 31, 2008 was $53.1 million as compared to net income of $94.9 million for the year ended December 31, 2007, a decrease of approximately $41.8 million or 44.0%. Total revenues increased by $45.0 million, or 4.6%, to $1,015.5 million for the year ended December 31, 2008 from $970.5 million for 2007. Our increased revenues were primarily due to increased equity brokerage revenues and the acquisition of Trayport, which was partially offset by declines in credit and financial brokerage revenues. Revenues declined in the second half of 2008 due to the defection of two dozen North American credit brokers to a competitor in April 2008, deleveraging in the dealer and hedge fund community, the transfer of our global U.S. Dollar interest rate swap business to a third party in the first quarter of 2008, the brokerage desk restructuring initiative announced in the third quarter 2008, losses from unsettled trades directly related to the Lehman Brothers bankruptcy, and uncertainty around the regulatory and operating environment of certain OTC markets in the second half of 2008. Our total brokerage personnel headcount was 1,037 employees at December 31, 2008, equal to that at December 31, 2007. Our brokerage headcount declined in the fourth quarter due to the front office restructuring launched in the third quarter.

  •
  Total expenses increased by $112.7 million, or 13.8%, to $932.5 million for 2008 from $819.8 million in 2007. Expenses increased in large part due to higher sign-on and retention bonus expenses and a higher salary base due to a greater average employee headcount as compared to the same period in 2007. In addition, we recorded a number of non-recurring items in 2008. These items included a $12.9 million charge for severance and other expenses related to a front office restructuring initiative that involved closing certain under-performing brokerage desks and reducing headcount by approximately 55 employees, a $6.4 million accrual for broker bonus compensation which will be paid in cash rather than, as originally contemplated, in RSUs, $7.8 million in costs related to the abandonment of our offices at 100 Wall Street and our move to 55 Water Street in New York, and expense of $1.8 million related to discontinued merger discussions. We also wrote-off a $3.1 million investment in an unconsolidated affiliate which was deemed to be permanently impaired. Clearing fees increased $10.7 million to $43.4 million for 2008 from $32.7 million in 2007, due in large part to the growth of matched principal brokerage revenues from our cash equities and cash bond businesses. Professional fees increased $8.3 million, or 46.4%, primarily due to legal fees regarding the credit broker departures and the discontinued merger discussions.

        The following table sets forth the changes in revenues for the year ended December 31, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2008	%*	2007	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Credit	$304,438	30.0%	$317,724	32.7%	$(13,286)	(4.2)%
Equity	291,184	28.7	239,534	24.7	51,650	21.6
Financial	171,935	16.9	184,704	19.0	(12,769)	(6.9)
Commodity	196,422	19.3	195,515	20.1	907	0.5

Total brokerage revenues	963,979	94.9	937,477	96.6	26,502	2.8
Other revenues	51,524	5.1	33,064	3.4	18,460	55.8

Total Revenues	$1,015,503	100.0%	$970,541	100.0%	$44,962	4.6%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007

•
Brokerage Revenues—We offer our brokerage services in four broad product categories: credit, equity, financial, and commodity. Below is a discussion on our brokerage revenues by product category for the year ended December 31, 2008.

•
Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 2.6% for 2008, as compared to 2007.

•
The decrease in credit product brokerage revenues of $13.3 million in 2008 as compared with 2007 was due to a number of factors, including the defection of nearly two dozen of our North American credit brokers to a competitor in April 2008, decreased activity in certain structured credit products due to deleveraging and to thinner trading in the more complex structured credit markets in which we are a leading inter-dealer broker, a pre-tax charge of $9.6 million for losses from unsettled trades directly related to the Lehman Brothers bankruptcy and uncertainty around the regulatory and operating environment for certain OTC derivatives, including credit derivatives. The decrease in credit derivatives revenues in North America offset strong growth in cash bonds and related fixed income business in Europe. Our credit product brokerage personnel headcount decreased from 272 at December 31, 2007 to 266 employees at December 31, 2008, although headcount fluctuated over the period due to the defection of nearly two dozen credit brokers in 2008 and subsequent re-staffing of certain areas of our North American credit operations.

    •
    The increase in equity product brokerage revenues of $51.7 million in 2008 as compared with 2007 was primarily due to the increased heacount in our cash equities and equity derivatives businesses as well as the heightened volatility in these markets. Our equity product brokerage personnel headcount increased by 31 to 239 employees at December 31, 2008, up from 208 employees at December 31, 2007.

    •
    The decrease in financial product brokerage revenues of $12.8 million in 2008 as compared with 2007 was primarily due to lower emerging market interest rate currency and exotic derivatives volumes globally, the transfer of the global U.S. interest rate swaps business to a third party in March 2008, and the closing of certain desks in the third quarter of 2008. In addition, certain of our financial product desks in Asia and those of our interest rate derivatives desks which focus on eastern European currencies have seen reduced trading volumes in the latter part of 2008 due to dealers scaling back their trading operations in these areas. Our financial product brokerage personnel decreased by 26 to a total of 248 employees at December 31, 2008, from 274 employees at December 31, 2007.

    •
    The increase in commodity product brokerage revenues of $0.9 million in 2008 as compared with 2007 was primarily attributable to growth in European commodity and energy products, including wet freight, metals, emissions and electricity. Our commodity product brokerage personnel headcount totaled 284 employees at December 31, 2008, up 1 from 283 employees at December 31, 2007.

  •
  Other Revenues

    The increase in other revenues in 2008 to $51.5 million from $33.1 million in 2007 was primarily related to an increase in software, analytics and market data revenues of $31.7. The increase in software, analytics and market data revenue was primarily attributable to the January 31, 2008 acquisition of Trayport, a provider of electronic trading software, which provided software revenues of $28.3 million in 2008, and increased subscription revenues for our analytics and market data products. The increase in other revenues was partially offset by a decrease in other income that was primarily attributable to a $14.6 million mark-to-market, non-cash loss on forward foreign exchange contracts entered into in the fourth quarter of 2008 in order to hedge anticipated net foreign currency cash flows in 2009 and 2010. This non-cash mark-to-market loss was recognized in the fourth quarter of 2008, and was due to considerable strengthening of the U.S. dollar versus the British Pound Sterling and the Euro in the fourth quarter of 2008.

Expenses

        The following table sets forth the changes in expenses for the year ended December 31, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2008	%*	2007	%*	Increase (Decrease)	%**
Expenses
Compensation and employee Benefits	$665,973	65.6%	$604,847	62.3%	$61,126	10.1%
Communications and market Data	47,810	4.7	44,622	4.6	3,188	7.1
Travel and promotion	45,756	4.5	41,992	4.3	3,764	9.0
Rent and occupancy	33,705	3.3	23,661	2.4	10,044	42.4
Depreciation and amortization	31,390	3.1	24,686	2.5	6,704	27.2
Professional fees	26,200	2.6	17,899	1.8	8,301	46.4
Clearing fees	43,420	4.3	32,732	3.4	10,688	32.7
Interest	14,334	1.4	7,076	0.7	7,258	102.6
Other expenses	23,870	2.4	22,155	2.3	1,715	7.7
Contract Costs	68	0.0	133	0.0	(65)	48.9

Total Expenses	$932,526	91.8%	$819,803	84.5%	$112,723	13.8%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007

•
Compensation and Employee Benefits

•
The increase in compensation and employee benefits of $61.1 million was primarily attributable to increased salaries and related expenses from higher headcount, sign-on bonuses for certain newly-hired brokers or retention bonuses for certain of our existing brokers who agree to long-term employment agreements, and guaranteed bonuses for certain brokerage personnel. In addition, in 2008 we experienced several non-recurring items including severance and other costs totaling $12.9 million in connection with a restructuring initiative that involved closing certain under-performing desks and reducing headcount by approximately 55 employees, or 3% of our global workforce at the time. These employees were mostly removed from our payroll in the fourth quarter of 2008. Further, we recorded a $6.4 million accrual for broker bonus compensation which will be paid in cash rather than, as originally contemplated, in RSUs.

•
Total compensation and employee benefits as a percentage of total revenues increased to 65.6% in 2008 as compared to 62.3% for the same period in the prior year. Higher sign-on and retention bonuses, a higher salary base due to a higher average employee headcount, lower broker productivity, mark-to-market losses on forward exchange contracts in the fourth quarter of 2008, and the loss related to the Lehman Brothers bankruptcy, all contributed to an increase in this expense as a percentage of total revenues. In April 2008, almost two dozen of our credit division managers, brokers and other personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations. The departure of these employees resulted in increased hiring, compensation and litigation costs.

•
Bonus expense represented 54.4% and 58.8% of total compensation and employee benefits expense for the year ended December 31, 2008 and 2007, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense, which includes the amortization of sign-on bonuses initially paid in cash in prior periods, represented 6.3% and 4.3% of total compensation and employee benefits for the year ended December 31, 2008 and 2007, respectively. This increase in sign-on expense is primarily due to a large increase in sign-on and retention bonuses paid in the second quarter of 2008 in connection with the hiring of new employees and the retention of existing employees to restaff our North American credit division.

    •
    As discussed above, in the fourth quarter of 2008, we implemented a restructuring of our brokerage operations to better position us to respond to evolving market conditions. The initiative entailed the closure of certain under performing brokerage desks and a reduction in headcount of approximately 55 employees. The reduction in headcount was across all product categories. Severance and other termination costs in the year represented 1.9% of total compensation and benefits expense as compared to 0.7% in 2007.

  •
  All Other Expenses

  •
  Communications and market data expenses increased $3.2 million for the year ended December 31, 2008 from 2007. These costs are up primarily due to our expansion into new offices, new desks and our increased average brokerage headcount in 2008.

  •
  The increase in travel and promotion of $3.8 million was primarily attributable to an increase in promotion costs and a change in product mix. Travel and promotion, as a percentage of our total brokerage revenues for the year ended December 31, 2008, increased to 4.5% from 4.3% in 2007. This increase was primarily attributable to a change in product mix that resulted in a higher percentage of revenue coming from cash credit and equity products as compared to structured derivative products. The market for these products is very competitive and, therefore, there tends to be higher promotional expenses for these products.

  •
  The increase in rent and occupancy costs of $10.0 million was primarily attributable to $7.8 million in costs related to the abandonment of our offices at 100 Wall Street, our move to 55 Water Street in New York and our expansion into new offices overseas and our acquisition of Trayport in 2008. See Note 14 to the Consolidated Financial Statements for further discussion of the Company's relocation project.

  •
  The increase in depreciation and amortization was primarily due to the increase in capitalized equipment costs and amortization expense of intangibles resulting from the acquisition of Trayport, as well as the additional capitalized equipment and leasehold improvements from our move to 55 Water Street and our expansion abroad. See Note 7 to the Consolidated Financial Statements for further discussion on the acquisition of Trayport Limited. We expect that depreciation and amortization will continue to remain high in the future as a result of capital expenditures related to our new office space in New York, as well as our continued investment in software development.

  •
  The increase in professional fees of $8.3 million was primarily due to a $4.5 million increase in litigation expenses, including expenses related to the defection of credit division personnel to subsidiaries of Cie Financiere Tradition in violation of their contractual obligations. In addition, the Company incurred $1.8 million in professional fees related to its discontinued merger discussions with a competitor. The remaining $2.0 million increase was mainly attributable to an increase in strategic and other consulting fees.

  •
  The increase in clearing fees was due primarily to the growth of our cash equities business and cash bond business in North America and Europe. Clearing fees, as a percentage of our total revenues from principal transactions, increased to 21.0% for the year ended

      December 31, 2008, from 17.4% in 2007. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

    •
    Interest expense increased $7.3 million in 2008 from 2007 due to additional borrowings, primarily in connection with our acquisition of Trayport in January of 2008. We also incur interest expense in relation to our clearing facilities for our matched principal businesses.

    •
    Other expenses increased $1.7 million in 2008 from 2007 due primarily to the $3.1 million write-off of an investment in an unconsolidated affiliate which was deemed to be permanently impaired.

    •
    Our effective tax rate was 36.0% for the year ended December 31, 2008 as compared to 37.1% for 2007. Each quarter, we adjust our provision for income tax expense to the expected annual effective rate. As a result, our effective tax rate may vary by quarter, and our effective tax rate in any given quarter may not match our expected annual effective tax rate. The reduction in the effective tax rate was primarily due to a decrease in taxes related to our foreign operations. The United Kingdom lowered its statutory corporate income tax rate from 30% to 28% on April 1, 2008. In addition, the geographic mix of our earnings for the year ended December 31, 2008 has shifted in favor of jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate.

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

        The following table sets forth the changes in revenues for the year ended December 31, 2007 as compared to the same period in 2006 (dollars in thousands):

	For the Year Ended December 31,
	2007	%*	2006	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Credit	$317,724	32.7%	$252,797	33.8%	$64,927	25.7%
Equity	239,534	24.7	173,934	23.3	65,600	37.7
Financial	184,704	19.0	156,267	20.9	28,437	18.2
Commodity	195,515	20.1	126,117	16.9	69,398	55.0

Total brokerage revenues	937,477	96.6	709,115	94.9	228,362	32.2
Other revenues	33,064	3.4	38,068	5.1	(5,004)	(13.1)

Total Revenues	$970,541	100.0%	$747,183	100.0%	$223,358	29.9%

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

•
The increase in credit product brokerage revenues of $64.9 million in 2007 was due to a number of factors, including credit market volatility related to U.S. subprime mortgage market turmoil and inflationary and economic concerns, the continued overall growth in the credit derivatives market, the continued success in Europe of CreditMatch®, our credit derivatives and cash bond trading platform, and increased headcount. Our credit product brokerage personnel headcount increased by 40 to 272 employees at December 31, 2007 from 232 employees at December 31, 2006.

•
The increase in equity product brokerage revenues of $65.6 million in 2007 was primarily due to equity market volatility related to U.S. subprime mortgage turmoil and inflationary and economic concerns, the continued growth of our cash equities and equity derivatives businesses and increased headcount. Our equity product brokerage personnel headcount increased by 35 to 208 employees at December 31, 2007 from 173 employees at December 31, 2006.

•
The increase in financial product brokerage revenues of $28.4 million in 2007 was primarily attributable to the growth in emerging market and interest rate derivatives in Asia and Europe and the continued global introduction of GFI ForexMatch®, our currency derivatives electronic trading platform, to our financial product brokerage businesses. In March 2007, we opened an office in Korea which contributed to the growth of our financial product brokerage businesses in Asia. Our financial product brokerage personnel headcount increased by 12 to 274 employees at December 31, 2007 from 262 employees at December 31, 2006.

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

Expenses

        The following table sets forth the changes in expenses from year ended December 31, 2007 as compared to the same period in 2006 (dollars in thousands):

	For the Year Ended December 31,
	2007	%*	2006	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$604,847	62.3%	$465,554	62.3%	$139,293	29.9%
Communications and market data	44,622	4.6	37,300	5.0	7,322	19.6
Travel and promotion	41,992	4.3	32,391	4.3	9,601	29.6
Rent and occupancy	23,661	2.4	20,559	2.8	3,102	15.1
Depreciation and amortization	24,686	2.5	19,021	2.5	5,665	29.8
Professional fees	17,899	1.8	19,152	2.6	(1,253)	(6.5)
Clearing fees	32,732	3.4	24,471	3.3	8,261	33.8
Interest	7,076	0.7	6,818	0.9	258	3.8
Other expenses	22,155	2.3	14,543	1.9	7,612	52.3
Contract costs	133	—	5,819	0.8	(5,686)	(97.7)
Lease termination costs to affiliate	—	—	(242)	—	242	(100.0)

Total Expenses	$819,803	84.5%	$645,386	84.5%	$174,417	27.0%

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

•
Total compensation and employee benefits as a percentage of total revenues remained consistent at 62.3% for each of the years ended December 31, 2007 and 2006. Our compensation and employee benefits as a percentage of our revenue are relatively stable. However, certain of our competitors offered significant compensation packages to attract our brokers during 2007. As a result, compensation and employee benefits as a percentage of revenues were under pressure as compared to 2006.

    •
    Bonus expense represented 58.8% and 53.8% of total compensation and employee benefits expense for the year ended December 31, 2007 and 2006, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 4.3% and 5.2% of total compensation and employee benefits for the years ended December 31, 2007 and 2006, respectively.

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

  •
  The increase in rent and occupancy was primarily due to an increase in rent expense relating to our new primary office space in New York and an increase in repairs and maintenance, which was offset by a decrease in insurance costs for our leased facilities.

  •
  The increase in depreciation and amortization was primarily due to the $2.9 million of accelerated depreciation related to certain long-lived assets to be abandoned at our then current office space in New York and amortization expense of intangibles resulting from the acquisition of the Amerex brokerage business.

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

  •
  The increase in other expenses was due to an increase in irrecoverable value added tax related to increased purchases for communications and market data in Europe and increased license fees to third-party software vendors. Additionally, in 2007, we recorded a termination fee of $1.7 million in connection with our decision to terminate a significant portion of our then current office lease in New York. See Note 14 to the Consolidated Financial Statements for further discussion on the lease termination.

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

Results of Segment Operations

        Our operations are managed along three operating segments: Americas Brokerage, Europe, Middle East & Africa ("EMEA") Brokerage and Asia Brokerage. These operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. We present our operating segments in four reportable segments: Americas Brokerage, EMEA Brokerage, Asia Brokerage and "All Other". The All Other segment captures costs that are not directly assignable to any of the three brokerage segments and primarily consists of our corporate business activities and results of operations from our software, analytics and market data businesses. In prior periods, Asia Brokerage was included within the All Other segment as it did not meet the quantitative threshold for separate disclosure under SFAS 131. However, as a result of the growth experienced in Asia and the changes in the economic characteristics of the Americas and the EMEA brokerage operations, for the year ended December 31, 2008, the Company has determined to change its reportable segments. Prior period results have been adjusted to reflect the changes in the reporting structure.

        The following tables summarize our revenues, expenses and pre-tax income/(loss) by segment:

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Revenues:
Americas Brokerage	$387,549	$403,235	$328,545
EMEA Brokerage	489,650	449,955	321,308
Asia Brokerage	88,583	85,914	61,377
All Other	49,721	31,437	35,953

Total Consolidated Revenues	$1,015,503	$970,541	$747,183

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Expenses:
Americas Brokerage	$276,813	$279,623	$232,009
EMEA Brokerage	339,058	296,386	215,337
Asia Brokerage	74,618	67,202	50,951
All Other	242,037	176,592	147,089

Total Expenses	$932,526	$819,803	$645,386

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Pre-tax Income/(Loss):
Americas Brokerage	$110,736	$123,612	$96,536
EMEA Brokerage	150,592	153,569	105,971
Asia Brokerage	13,965	18,712	10,426
All Other	(192,316)	(145,155)	(111,136)

Total Pre-Tax Income	$82,977	$150,738	$101,797

Segment Results for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

  •
  Revenues

  •
  Revenues for Americas Brokerage decreased $15.7 million, or 3.9%, to $387.5 million for the year ended December 31, 2008 from $403.2 million for the year ended December 31, 2007. Revenues for EMEA Brokerage increased $39.7 million, or 8.8%, to $489.7 million for the year ended December 31, 2008 from $450.0 million for the year ended December 31, 2007. Revenues for Asia Brokerage increased $2.7 million, or 3.1%, to $88.6 million for the year ended December 31, 2008 from $85.9 million for the year ended December 31, 2007. Total revenues for our three brokerage segments increased by $26.7 million, or 2.8%, to $965.8 million for the year ended December 31, 2008 from $939.1 million for the year ended December 31, 2007. The increase in revenues was primarily due to an increase in equities brokerage revenues in the U.S and Europe. Other factors that contributed to this overall increase include those described above under "Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007".

  •
  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues from All Other increased by $18.3 million, or 58.2%, to $49.7 million for the year ended December 31, 2008 from $31.4 million for the year ended December 31, 2007. The increase was primarily related to $28.3 million of software revenues generated by Trayport.

  •
  Expenses

  •
  Expenses for Americas Brokerage decreased $2.8 million, or 1%, to $276.8 million for the year ended December 31, 2008 from $279.6 million for the year ended December 31, 2007. Expenses for EMEA Brokerage increased $42.7 million, or 14.4%, to $339.1 for the year ended December 31, 2008 from $296.4 million for the year ended December 31, 2007. Expenses for Asia Brokerage increased $7.4 million, or 11.0%, to $74.6 million for the year ended December 31, 2008 from $67.2 million for the year ended December 31, 2007. Total expenses for our three brokerage segments increased by $47.3 million or 7.4%, to $690.5 million for the year ended December 31, 2008 from $643.2 million for the year ended December 31, 2007. The increase was primarily due to an increase in compensation and employee benefits, communications and market data, travel and promotion and clearing fees, as well as other factors described above under "Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007".

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

  •
  Total expenses for All Other increased by $65.4 million or 37.1%, to $242.0 million for the year ended December 31, 2008 from $176.6 million for the year ended December 31, 2007. The increase was primarily due to an increase in compensation and employee benefits, rent and occupancy, depreciation and amortization, professional fees, interest and other expenses. This increase was partially offset by the decrease in long-term contract costs for the development of trading software for customers as compared to 2007. Additionally, we did not allocate these expenses and the provision for income taxes to the individual segment for internal reporting purposes, as we did not believe that allocating these expenses was beneficial in evaluating segment performance.

Segment Results for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

  •
  Revenues

  •
  Revenues for Americas Brokerage increased $74.7 million, or 22.7%, to $403.2 million for the year ended December 31, 2007 from $328.5 million for the year ended December 31, 2006. Revenues for EMEA Brokerage increased $128.7 million, or 40.0%, to $450.0 million for the year ended December 31, 2007 from $321.3 million for the year ended December 31, 2006. Revenues for Asia Brokerage increased $24.5 million, or 40.0%, to $85.9 million for the year ended December 31, 2007 from $61.4 million for the year ended December 31, 2006. Total revenues for our three brokerage segments increased by $227.9 million or 32.0%, to $939.1 million for the year ended December 31, 2007 from $711.2 million for the year ended December 31, 2006. The increase in revenues was attributable to an increase in revenues generated from our four product areas. The factors that contributed to the increase in these product areas include the credit market volatility related to the subprime mortgage market concerns, development of new products, the continued success in Europe of CreditMatch® and the growth in European dry physical freight and dry freight derivatives.

  •
  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues from All Other decreased by $4.5 million or 12.6%, to $31.4 million for the year ended December 31, 2007 from $35.9 million for the year ended December 31, 2006. The decrease was primarily due to a decrease in contract revenue recognized under a contract that was completed during the second quarter of 2006.

  •
  Expenses

  •
  Expenses for Americas Brokerage increased $47.6 million, or 20.5%, to $279.6 million for the year ended December 31, 2007 from $232.0 million for the year ended December 31, 2006. Expenses for EMEA Brokerage increased $81.0 million, or 37.6%, to $296.3 million for the year ended December 31, 2007 from $215.3 million for the year ended December 31, 2006. Expenses for Asia Brokerage increased $16.3 million, or 31.9%, to $67.2 million for the year ended December 31, 2007 from $50.9 million for the year ended December 31, 2006. Total expenses for our three brokerage segments increased by $144.9 million or 29.1%, to $643.2 million for the year ended December 31, 2007 from $498.3 million for the year ended December 31, 2006. The increase was primarily due to an increase in compensation and employee benefits, communications and market data, travel and promotion and clearing fees.

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

  •
  Total expenses for All Other increased by $29.5 million or 20.1%, to $176.6 million for the year ended December 31, 2007 from $147.1 million for the year ended December 31, 2006. The increase was primarily due to an increase in rent and occupancy, depreciation and amortization, interest and other expenses. Additionally, we did not allocate these expenses and the provision for income taxes to the individual segment for internal reporting purposes, as we did not believe that allocating these expenses were beneficial in evaluating segment performance.

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2007 to December 31, 2008. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$143,556	$182,591	$192,074	$239,089	$186,827	$198,405	$179,466	$184,525
Principal transactions	50,272	43,771	53,532	59,094	51,366	46,467	42,044	48,377

Total brokerage revenues	193,828	226,362	245,606	298,183	238,193	244,872	221,510	232,902
Software, analytics and market data	12,800	14,034	13,157	11,259	4,850	4,855	4,491	5,326
Contract revenue	28	—	45	13	—	11	204	—
Interest income	1,669	2,187	2,078	2,683	2,726	2,589	2,297	2,102
Other income (loss)	(12,089)	555	643	2,462	1,590	2,416	(380)	(13)

Total revenues	196,236	243,138	261,529	314,600	247,359	254,743	228,122	240,317

Expenses
Compensation and employee benefits	137,583	176,462	158,730	193,198	151,020	158,845	143,474	151,508
Communications and market data	12,245	12,640	11,744	11,181	11,538	11,329	11,299	10,456
Travel and promotion	8,897	11,845	13,291	11,723	13,057	9,929	10,170	8,836
Rent and occupancy	5,363	14,969	6,759	6,614	6,132	6,439	5,529	5,561
Depreciation and amortization	7,827	7,192	8,449	7,922	6,992	6,747	5,720	5,227
Professional fees	6,081	7,756	7,351	5,012	5,539	4,459	4,332	3,569
Clearing fees	9,706	12,026	10,486	11,202	10,200	8,063	6,940	7,529
Interest	3,993	3,508	3,748	3,085	1,522	1,703	2,002	1,849
Other expenses	4,847	7,317	4,620	7,086	6,023	4,574	6,909	4,649
Contract costs	46	—	16	6	—	6	127	—

Total expenses	196,588	253,715	225,194	257,029	212,023	212,094	196,502	199,184

(Loss) income before income taxes	(352)	(10,577)	36,335	57,571	35,336	42,649	31,620	41,133
(Benefit from) provision for income taxes	(544)	(3,861)	12,687	21,589	10,128	16,746	12,553	16,453

Net income (loss)	$192	$(6,716)	$23,648	$35,982	$25,208	$25,903	$19,067	$24,680

        The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	73.2%	75.1%	73.4%	76.0%	75.5%	77.9%	78.7%	76.8%
Principal transactions	25.6	18.0	20.5	18.8	20.8	18.2	18.4	20.1

Total brokerage revenues	98.8	93.1	93.9	94.8	96.3	96.1	97.1	96.9
Software, analytics and market data	6.5	5.8	5.0	3.6	2.0	1.9	2.0	2.2
Contract revenue	—	—	—	—	—	—	0.1	—
Interest income	0.9	0.9	0.8	0.9	1.1	1.0	1.0	0.9
Other income (loss)	(6.1)	0.2	0.3	0.8	0.6	0.9	(0.2)	—

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	70.1%	72.6%	60.7%	61.4%	61.1%	62.4%	62.9%	63.0%
Communications and market data	6.2	5.2	4.5	3.6	4.7	4.4	5.0	4.4
Travel and promotion	4.5	4.9	5.1	3.7	5.3	3.9	4.5	3.7
Rent and occupancy	2.7	6.2	2.6	2.1	2.5	2.5	2.4	2.3
Depreciation and amortization	4.0	3.0	3.2	2.5	2.8	2.6	2.5	2.2
Professional fees	3.1	3.2	2.8	1.6	2.2	1.8	1.9	1.5
Clearing fees	4.9	4.9	4.0	3.6	4.1	3.2	3.0	3.1
Interest	2.0	1.4	1.4	1.0	0.6	0.7	0.9	0.8
Other expenses	2.5	3.0	1.8	2.3	2.4	1.8	3.0	1.9
Contract costs	—	—	—	—	—	—	0.1	—

Total expenses	100.2%	104.4%	86.1%	81.7%	85.7%	83.3%	86.1%	82.9%

(Loss) income before income taxes	(0.2)	(4.4)	13.9	18.3	14.3	16.7	13.9	17.1
(Benefit from) provision for income taxes	(0.3)	(1.6)	4.9	6.9	4.1	6.5	5.5	6.8

Net (loss) income	0.1%	(2.8)%	9.0%	11.4%	10.2%	10.2%	8.4%	10.3%

        The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(dollars in thousands)
Brokerage Revenues:
Credit	$57,439	$60,029	$76,275	$110,695	$72,632	$87,845	$72,436	$84,811
Financial	28,051	45,542	46,322	52,020	44,540	49,298	45,865	45,001
Equity	72,891	69,941	69,636	78,716	70,712	59,155	53,284	56,383
Commodity	35,447	50,850	53,373	56,752	50,309	48,574	49,925	46,707

Total brokerage revenues	$193,828	$226,362	$245,606	$298,183	$238,193	$244,872	$221,510	$232,902

Brokerage revenues:
Credit	29.6%	26.5%	31.0%	37.1%	30.5%	35.9%	32.7%	36.4%
Financial	14.5	20.1	18.9	17.5	18.7	20.1	20.7	19.3
Equity	37.6	30.9	28.4	26.4	29.7	24.2	24.1	24.2
Commodity	18.3	22.5	21.7	19.0	21.1	19.8	22.5	20.1

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        Throughout the year ended December 31, 2008, we have financed our operations through cash flows from operations, borrowings under our Credit Agreement and proceeds from the issuance of the Senior Notes. In January 2008, we amended our Credit Agreement with the Bank of America and certain other lenders to increase the maximum permitted borrowing to $265.0 million and we completed a private placement of the Senior Notes. Our Credit Agreement expires on February 24, 2011 and our Senior Notes mature on January 30, 2013. See Note 9 to the Consolidated Financial Statements in Part II-Item 8 for further details on the amendment to our Credit agreement and the private placement.

        Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At December 31, 2008, we had $342.4 million of cash and cash equivalents compared to $240.4 million and $181.5 million at December 31, 2007 and 2006, respectively. The changes to our cash and cash equivalents balances for these periods are due to our operating, investing and financing activities as discussed below.

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the indicated periods.

	For the Year Ended December 31,
	2008	2007	2006
Cash provided by operating activities	$179,134	$136,034	$72,567
Cash used in investing activities	(192,857)	(53,573)	(109,397)
Cash provided by/(used in) financing activities	119,361	(23,402)	73,944
Effects of exchange rate changes on cash and cash equivalents	(3,656)	(150)	222

Increase in cash and cash equivalents	$101,982	$58,909	$37,336

        Net cash provided by operating activities increased to $179.1 million for the year ended December 31, 2008, compared with $136.0 million for 2007. The increase is primarily due to the improvement in certain working capital items such as accrued commissions receivable, the net receivable from brokers, dealers and clearing organizations, and was partially offset by a decrease in accrued compensation and other liabilities. The decrease in accrued commissions receivable balance is related to an improvement in the average number of days to collect receivables in the second half of 2008 as compared to the prior year. The improvement in net cash provided by operating activities is also partially related to the increase in certain non-cash items such as deferred compensation expense, depreciation and amortization, loss on foreign derivative contracts and tax expense (benefit) from share-based compensation. Additionally, net cash provided by operating activities increased to $136.0 million for the year ended December 31, 2007, compared with $72.6 million for 2006. The improvement is primarily related to our increased net income and the increase in certain non-cash items such as deferred compensation expense, depreciation and amortization and loss on foreign exchange derivative contracts. Additionally, the increase is partially due to the improvement in certain working capital items such as accrued compensation, the net receivable/payables to brokers, dealers and clearing organizations and other liabilities, which was partially offset by an increase in accrued commissions receivable. The increase in accrued commissions receivable balance is related to an increase in agency commission revenue, which increased by 34% for the year ended December 31, 2007 as compared to the same period in the prior year. Additionally, the average number of days to collect receivables increased in the second half of 2007 as compared to the prior year.

        Net cash used in investing activities for the year ended December 31, 2008 was $192.9 million compared to $53.6 million for 2007. The increase in cash used for investing activities was primarily due to an increase in cash used for business acquisitions and capital expenditures, which was offset by a decrease in cash used in purchasing available-for-sale securities and payments on foreign exchange derivative contracts. Net cash used in investing activities for the year ended December 31, 2007 decreased by $55.8 million from 2006. The decrease was primarily related to the decrease in cash used for business acquisitions as compared to 2006.

        Net cash provided by financing activities for the year ended December 31, 2008 was $119.4 million compared to $23.4 million used in 2007. The increase in cash provided by financing activities was primarily due to an increase in net borrowings and issuance of long-term obligations, which was offset by an increase in cash used for repurchases of common stock, cash dividends paid and a decrease in tax benefits related to share-based compensation. Net cash used in financing activities for the year ended December 31, 2007 was $23.4 million compared to $73.9 million provided by for 2006. The increase in cash used in financing activities was primarily due to reduced short-borrowings, an increase in cash used for repurchases of common stock, an increase in cash paid for taxes on vested restricted stock units, which was offset by an increase in tax benefits from share-based compensation.

        Under the Credit Agreement, loans will bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin determined by our consolidated leverage ratio as defined in the Credit Agreement. The Credit Agreement contains covenants which restrict, among other things, our ability to borrow, pay dividends, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. At December 31, 2008, there was $165.0 million in outstanding borrowings and $7.2 million of outstanding letters of credit under our Credit Agreement. At December 31, 2008, we had $100 million of availability under the Credit Agreement. During 2008, we borrowed $165.0 million to fund the acquisition of Trayport, of which $60.0 million was repaid with proceeds from the private placement of the Senior Notes described above. See Note 9 to the Consolidated Financial Statements in Part II-Item 8 for details. We are currently in compliance with all of our obligations under the Credit Agreement and the Senior Notes.

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

        Our U.S. broker-dealer, GFI Securities LLC, is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. As of December 31, 2008, GFI Securities LLC had Net Capital, as defined under the Exchange Act, of $26.4 million, which was $26.1 million in excess of its required minimum net capital of $0.3 million.

        GFI Securities Limited and GFI Brokers Limited are subject to the capital requirements of FSA in the United Kingdom. As of December 31, 2008, GFI Securities Limited had financial resources, as defined by the FSA, of $40.4 million, which was $13.8 million in excess of its required financial resources of $26.6 million. As of December 31, 2008, GFI Brokers Limited had financial resources, as defined by the FSA, of $88.5 million, which was $76.2 million in excess of its required financial resources of $12.3 million.

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the "FSFL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain "brought-in" capital, as defined under the FSFL, of 50.0 million Japanese Yen (approximately $0.6 million). In addition, GFI Securities Limited is required to maintain a capital base of 1,000 million Japanese Yen (approximately $11.0 million). GFI Securities Limited's Japanese branch is also subject to the net capital rule promulgated by the FSFL, which requires that net worth, including "brought-in" capital, exceed a ratio of 140.0% of relevant expenditure. At December 31, 2008, GFI Securities Limited and its Japanese branch were in compliance with these capital requirements.

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

        GFI (HK) Securities LLC is subject to the capital requirements of the SFC in Hong Kong. At December 31, 2008, GFI (HK) Securities LLC had net capital of approximately $1.0 million, which was $0.6 million in excess of its required minimum net capital of $0.4 million.

        GFI (HK) Brokers Ltd. is registered with and regulated by the HKMA. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5.0 million Hong Kong dollars (or approximately $0.7 million). At December 31, 2008, GFI (HK) Brokers Ltd. had stockholders' equity of 8.3 million Hong Kong dollars (or approximately $1.1 million), which exceeds the minimum requirement by 3.3 million Hong Kong dollars (or approximately $0.4 million).

        In Singapore, the MAS regulates our subsidiary, GFI Group PTE Ltd. Our compliance requirements with the MAS include, among other things, maintaining stockholders' equity of 3.0 million Singapore dollars and monitoring GFI Group PTE Ltd.'s trading practices and business activities. However, at December 31, 2008, GFI Group PTE Ltd.'s stockholders' equity had fallen below the required amount and therefore was not in compliance with this requirement. GFI Group PTE Ltd. discussed this matter with the MAS and increased its share capital to meet the requirements subsequent to year-end. We do not expect to incur any penalties in connection with this period of non-compliance.

        GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5.0 billion Korean Won. At December 31, 2008, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5.0 billion Korean Won (or approximately $4.0 million).

        It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board of Directors. See Note 11 to our Consolidated Financial Statements for further discussion of the stock repurchase program.

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors declared a special cash dividend and approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. The cash dividends paid in 2008 were approximately $30.0 million.

        We believe that, based on current levels of operations, our cash from operations, together with cash currently available and our ability to borrow additional funds under our Credit Agreement, will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases(1)	$125,577	$12,005	$22,217	$18,363	$72,992
Short-term borrowings(2)	164,553	164,553	—	—	—
Interest on Long-term obligations	22,059	6,945	9,804	5,310	—
Long-term obligations	60,000	—	—	60,000	—
Purchase obligations(3)	20,559	17,198	3,361	—	—

Total	$392,748	$200,701	$35,382	$83,673	$72,992

(1)
Amounts listed under Operating Leases include the future minimum rental commitments relating to a twenty-year lease that we entered into for our current primary U.S. office space in June 2007. At December 31, 2008, the total minimum rental commitments under this lease totaled $90,039, with $12,105 due within one to three years, $8,535 due within three to five years and $69,399 due in more than five years. See Note 14 to the Consolidated Financial Statements in Part II—Item 8 for further details.

(2)
Amounts listed under Short-term borrowings represent outstanding borrowings under our Credit Agreement and vary from the Short-term borrowings reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees. See Note 9 to the Consolidated Financial Statements in Part II—Item 8 for further information.

(3)
Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures. See Note 14 to our Consolidated Financial Statements in Part II—Item 8 for further discussion.

As disclosed in Note 10 to the Consolidated Financial Statements in Part II—Item 8, we have unrecognized tax benefits of approximately $7.2 million (net of the federal benefit on state issues) after recognizing the impact of the adoption of Financial Accounting Standards Board

  Interpretation No. 48, Uncertainty in Income Taxes, an interpretation of SFAS No. 109 ("FIN 48"). Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

        The Company did not have any off-balance sheet arrangements at December 31, 2008.

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

Revenue Recognition

        We provide brokerage services to our clients in the form of either agency or principal transactions. In agency transactions, we charge commissions for executing transactions between buyers and sellers. We earn revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. Our principal transaction revenue is primarily derived from matched principal transactions. In matched principal transactions, we simultaneously agree to buy instruments from one party and sell them to another. Certain of our brokerage desks enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating our clients' execution needs or to add liquidity to certain illiquid markets. These unmatched positions are intended to be held short term. Brokerage revenues and related expenses from agency and principal transactions are recognized on a trade date basis. We do not receive actual payment until the specific account receivable is collected in an agency transaction or until we realize the net spread on the specific settlement date in a principal transaction.

        We evaluate the level of our allowance for doubtful accounts based on the length of time receivables are past due and our historical experience. Also, if we are aware of a client's inability to meet its financial obligations, we record a specific provision for doubtful accounts in the amount of the estimated losses which will result from the inability of that client to meet its financial obligation. The amount of the provision will be charged against the amounts due, reducing the receivable to the amount we reasonably believe will be collected. If the financial condition of one of our clients were to deteriorate, resulting in an impairment of its ability to make payments, an additional provision could be required. Due to changing economic business and market conditions, we review the provision monthly and make changes to the provision as appropriate. Our allowance for doubtful accounts at December 31, 2008 was $3.9 million.

Fair Value of Financial Instruments

        Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations. These receivables and payables are short term in nature and have subsequently substantially all settled at the contracted amounts. The Company's marketable equity securities are recorded at fair value based on their quoted market price. The Company's investments accounted for under the cost and equity methods are in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company's debt obligations are carried at historical amounts.

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

    •
    Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps), and

  Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of and for the year ended December 31, 2008, the Company did not have any Level 3 financial assets or liabilities.

Valuation Techniques

        The Company uses the following valuation techniques in valuing the financial instruments:

        The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined certain of its holdings in marketable securities should be classified as trading securities or available-for-sale and reported at fair value at December 31, 2008. The Company's trading and available-for-sale marketable securities were all categorized as Level I and the fair values of these securities were based on quoted market prices.

        The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain receivables, payables, revenues and expenses denominated in foreign currencies. Fair value of the Company's foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts and management's own calculations and analyses. At December 31, 2008, the Company's foreign exchange derivative contracts have been categorized as Level 2.

        The fair value of any corporate bonds held by the Company as a result of executing matched principal transactions is estimated using recently executed transactions and market price quotations. At December 31, 2008, corporate bonds held by the Company were categorized as Level 2.

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

        Effective January 1, 2007, we adopted FIN 48. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2008 and 2007, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities which are measured at fair value using significant unobservable inputs. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP 157-2") which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS 157 on January 1, 2008 except as it applies to those nonfinancial assets and liabilities within the scope of FSP 157-2. The adoption of SFAS 157 as it relates to the financial assets and liabilities did not have a material impact on our consolidated financial statements. We will adopt SFAS 157 for those nonfinancial assets and liabilities as noted in FSP 157-2 on January 1, 2009. We do not expect the adoption of SFAS 157 for nonfinancial assets and liabilities to have a material impact on its consolidated financial statements. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective upon issuance and applicable to prior periods for which financial statements have not been issued. We adopted FSP 157-3 as of September 30, 2008. The adoption of FSP 157-3 did not have a material impact on our consolidated financial statements. See Note 17 for further discussion of Financial Instruments.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides a "Fair Value Option" under which a company may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. This Fair Value Option will be available on a contract-by-contract basis with changes in fair value recognized in earnings as those changes occur. We adopted SFAS 159 on January 1, 2008 and did not elect to apply the Fair Value Option to any specific financial assets or liabilities.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and we will adopt SFAS 160 on January 1, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true-mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and we will be adopt SFAS 141(R) on January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and we will adopt SFAS 161 on January 1, 2009. We do not expect the adoption SFAS 161 to have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset's fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and we will adopt FSP 142-3 on January 1, 2009. We do not expect the adoption FSP 142-3 to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With

Generally Accepted Accounting Principles". SFAS 162 became effective in November 2008 and the adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and we will adopt FSP EITF 03-6-01 on January 1, 2009. We do not expect the adoption of FSP EITF 03-6-1 to have a material impact on our consolidated financial statements.

        In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of FSP FAS 140-4 and FIN 46(R)-8 is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140 ("SFAS 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Intepretation No. 46 (revised December 2003) ("FIN 46(R)), Consolidation of Variable Interest Entities, are finalized and approved by the Board. FSP FAS 140-4 and FIN 46(R)-8 for public entities, FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special purpose entities and also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period (interim and annual) ending after December 15, 2008 with earlier earlier application encouraged. We adopted FAS 140-4 and FIN 46(R)-8 as of December 31, 2008. The adoption of FAS 140-4 and FIN 46(R)-8 did not have a material impact on our consolidated financial statements.

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

Foreign Currency Exposure Risk

        We are exposed to risks associated with changes in foreign exchange rates. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward and foreign exchange collar contracts ("Foreign Exchange Derivative Contracts") to mitigate our exposure to foreign currency exchange rate fluctuations. Certain of these Foreign Exchange Derivative Contracts were designated and qualified as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The gain or loss on derivatives designated as cash flow hedges is included in other comprehensive income in the period that changes in fair value occur and is reclassified to income in the same period that the hedged item affects income. At December 31, 2008, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges.

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

        While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $8.5 million as of December 31, 2008.

Interest Rate Risk

        We had $165.0 million in variable-rate debt outstanding at December 31, 2008. These debt obligations are subject to fluctuations in interest rates, which impact the amount of interest we must pay. If variable interest rates were to increase by 0.50%, the annual impact to our net income would be a reduction of approximately $0.5 million.

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

        Matched principal transactions expose us to risks. In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. Our focus on less liquid and OTC markets exacerbates this risk for us because transactions in these markets are less likely to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. For example, we incurred a pre-tax charge of $9.6 million for losses from unsettled trades directly related to the bankruptcy of Lehman Brothers Holdings, Inc. in third quarter of 2008. In addition, widespread technological or communication failures, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

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

        In addition, liability for unmatched trades could adversely affect our results of operations and balance sheet. We allow certain of our brokerage desks to enter into unmatched principal transactions in the ordinary course of business, primarily for the purpose of facilitating clients' execution needs or to add liquidity to certain illiquid markets. As a result, we have market risk exposure on these unmatched principal transactions. Our exposure varies based on the size of the overall positions, the terms of the instruments brokered, and the amount of time the positions are held before we dispose of the position. We do not track our exposure to unmatched positions on an intra-day basis. These unmatched positions are intended to be held short term and we may attempt to mitigate our market risk on such unmatched positions by hedging our exposure. However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to match or hedge the position and we may be forced to hold a position overnight that has not been hedged. To the extent these unmatched positions are not disposed of intra-day, we mark these positions to market.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the accompanying consolidated statements of financial condition of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GFI Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2009

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share and per share amounts)

	December 31
	2008	2007
ASSETS
Cash and cash equivalents	$342,375	$240,393
Deposits with clearing organizations	8,492	8,462
Accrued commissions receivable, net	111,923	169,119
Receivables from brokers, dealers and clearing organizations	149,661	317,849
Property, equipment and leasehold improvements, net	73,161	56,142
Goodwill	209,507	93,709
Intangible assets, net	44,439	11,981
Other assets	146,353	78,159

TOTAL ASSETS	$1,085,911	$975,814

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued compensation	$135,861	$174,472
Accounts payable and accrued expenses	51,497	40,287
Payables to brokers, dealers and clearing organizations	104,840	194,736
Short-term borrowings, net	164,328	55,291
Long-term obligations, net	59,495	—
Other liabilities	92,927	58,835

Total Liabilities	$608,948	$523,621

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 119,517,720 and 118,190,376(1) shares issued at December 31, 2008 and 2007, respectively	1,195	1,182
Additional paid in capital(1)	279,656	262,006
Retained earnings	219,354	196,284
Treasury stock, 996,236 and 400,000(1) common shares at cost at December 31, 2008 and 2007, respectively	(18,476)	(7,076)
Accumulated other comprehensive loss	(4,766)	(203)

Total Stockholders' Equity	476,963	452,193

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,085,911	$975,814

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Brokerage revenues:
Agency commissions	$757,310	$749,223	$557,895
Principal transactions	206,669	188,254	151,220

Total brokerage revenues	963,979	937,477	709,115
Software, analytics and market data	51,250	19,522	18,651
Contract revenue	86	215	6,973
Interest income	8,617	9,714	9,144
Other income/(loss)	(8,429)	3,613	3,300

Total revenues	1,015,503	970,541	747,183
EXPENSES:
Compensation and employee benefits	665,973	604,847	465,554
Communications and market data	47,810	44,622	37,300
Travel and promotion	45,756	41,992	32,391
Rent and occupancy	33,705	23,661	20,559
Depreciation and amortization	31,390	24,686	19,021
Professional fees	26,200	17,899	19,152
Clearing fees	43,420	32,732	24,471
Interest	14,334	7,076	6,818
Other expenses	23,870	22,155	14,543
Contract costs	68	133	5,819
Lease termination costs to affiliate	—	—	(242)

Total Expenses	932,526	819,803	645,386

INCOME BEFORE PROVISION FOR INCOME TAXES	82,977	150,738	101,797
PROVISION FOR INCOME TAXES	29,871	55,880	40,719

NET INCOME	$53,106	$94,858	$61,078

EARNINGS PER SHARE
Basic	$0.45	$0.81	$0.54
Diluted	$0.44	$0.80	$0.52
WEIGHTED AVERAGE SHARES OUSTANDING BASIC(1)
Common stock	117,966,596	116,595,920	113,382,789
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED(1)	119,743,693	119,180,791	116,703,713

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2008	2007	2006
NET INCOME	$53,106	$94,858	$61,078
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain on foreign derivative exchange contracts, net of tax	—	—	1,827
Foreign currency translation adjustment, net of tax	(4,355)	(150)	222
Unrealized (loss) gain on available-for-sale securities, net of tax	(208)	75	—

COMPREHENSIVE INCOME	$48,543	$94,783	$63,127

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,106	$94,858	$61,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,390	24,686	19,021
Amortization of loan fees	416	224	238
Provision for doubtful accounts	208	1,751	(27)
Deferred compensation	24,983	21,787	12,708
Loss on disposal of fixed assets	223	148	182
Provision for (benefit from) deferred taxes	14,913	124	(5,381)
Loss on foreign currency exchange for notes payable	—	—	1,381
Loss on foreign exchange derivative contracts	16,729	12,558	5,156
Lease termination payable to affiliate	—	—	(242)
Losses from equity method investments	2,102	698	135
Tax expense (benefit) related to share-based compensation	2,136	(16,896)	(11,705)
Other non-cash charges, net	237	(521)	(35)
(Increase) decrease in operating assets:
Deposits with clearing organizations	(30)	(489)	(149)
Accrued commissions receivable	65,597	(49,574)	(20,578)
Receivables from brokers, dealers and clearing organizations	168,188	(143,155)	34,245
Other assets	(62,025)	(2,163)	(13)
Increase (decrease) in operating liabilities:
Accrued compensation	(38,611)	46,425	31,482
Accounts payable and accrued expenses	6,054	8,890	8,256
Payables to brokers, dealers and clearing organizations	(89,896)	109,741	(80,771)
Other liabilities	(16,586)	26,942	17,586

Cash provided by operating activities	179,134	136,034	72,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	(149,614)	(2,754)	(84,452)
Purchase of available-for-sale securities	—	(5,498)	—
Purchases of other investments, net	(2,907)	(3,854)	(2,697)
Purchase of property, equipment and leasehold improvements	(38,807)	(33,804)	(21,310)
Payments on foreign exchange derivative contracts	(1,529)	(7,663)	(938)

Cash used in investing activities	(192,857)	(53,573)	(109,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(174,500)	(70,486)	(70,000)
Proceeds from short-term borrowings	283,500	35,300	128,000
Proceeds from issuance of long-term obligations	60,000	—	—
Repurchases of common stock	(11,400)	(7,076)	—
Cash dividend paid	(30,036)	—	—
Payment of loan fees	(883)	—	(613)
Proceeds from exercises of stock options and a warrant	578	8,382	8,428
Cash paid for taxes on vested restricted stock units	(5,762)	(6,418)	(3,576)
Tax (expense) benefit related to share-based compensation	(2,136)	16,896	11,705

Cash provided by/(used in) financing activities	119,361	(23,402)	73,944

Effects of exchange rate changes on cash and cash equivalents	(3,656)	(150)	222
INCREASE IN CASH AND CASH EQUIVALENTS	101,982	58,909	37,336
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	240,393	181,484	144,148

CASH AND CASH EQUIVALENTS, END OF PERIOD	$342,375	$240,393	$181,484

SUPPLEMENTAL DISCLOSURE:
Interest paid	$11,678	$6,869	$6,076
Income taxes paid, net of refunds	$38,355	$37,394	$17,578

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock(1)	Additional Paid In Capital(1)	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
BALANCE, DECEMBER 31, 2005	$1,118	$194,521	$—	$44,790	$(2,177)	$238,252
Issuance of common stock for exercise of stock options and vesting of restricted stock units	32	8,396	—	—	—	8,428
Withholding of restricted stock units in satisfaction of tax requirements	—	(3,751)	—	—	—	(3,751)
Tax benefits associated with share-based awards	—	11,705	—	—	—	11,705
Foreign currency translation adjustment	—	—	—	—	222	222
Unrealized gains on foreign exchange derivative contracts	—	—	—	—	1,827	1,827
Deferred compensation	—	12,708	—	—	—	12,708
Net income	—	—	—	61,078	—	61,078

BALANCE, DECEMBER 31, 2006	1,150	223,579	—	105,868	(128)	330,469
Purchase of shares of treasury stock	—	—	(7,076)	—	—	(7,076)
Adoption of FIN 48	—	—	—	(4,442)	—	(4,442)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	32	8,352	—	—	—	8,384
Withholding of restricted stock units in satisfaction of tax requirements	—	(8,608)	—	—	—	(8,608)
Tax benefits associated with share-based awards	—	16,896	—	—	—	16,896
Foreign currency translation adjustment	—	—	—	—	(150)	(150)
Unrealized gains on securities, net of tax	—	—	—	—	75	75
Deferred compensation	—	21,787	—	—	—	21,787
Net income	—	—	—	94,858	—	94,858

BALANCE, DECEMBER 31, 2007	1,182	262,006	(7,076)	196,284	(203)	452,193
Purchase of shares of treasury stock	—	—	(11,400)	—	—	(11,400)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	13	576	—	—	—	589
Withholding of restricted stock units in satisfaction of tax requirements	—	(5,773)	—	—	—	(5,773)
Tax expense associated with share-based awards	—	(2,136)	—	—	—	(2,136)
Foreign currency translation adjustment	—	—	—	—	(4,355)	(4,355)
Unrealized gains on securities, net of tax	—	—	—	—	(208)	(208)
Dividends	—	—	—	(30,036)	—	(30,036)
Deferred compensation	—	24,983	—	—	—	24,983
Net income	—	—	—	53,106	—	53,106

BALANCE, DECEMBER 31, 2008	$1,195	$279,656	$(18,476)	$219,354	$(4,766)	$476,963

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

        The consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the "Company"). The Company, through its subsidiaries, provides brokerage services, trading system software and market data and analytical software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company's principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited ("Fenics") and Trayport Limited ("Trayport"). As of December 31, 2008, Jersey Partners, Inc. ("JPI") owns approximately 43% of the Company's outstanding shares of common stock. The Company's chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

        Principal Transactions—Principal transaction revenue is primarily derived from matched principal transactions. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. A limited number of brokerage desks are occasionally permitted to enter into unmatched principal transactions in the ordinary course of business while brokering in illiquid markets or for the purpose of facilitating clients' execution needs for transactions initiated by such clients. These unmatched positions are intended to be held short term.

        However, from time to time, one of the counterparties to a principal transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deliver the cash or securities it is obligated to deliver. Under these circumstances, if a transaction fails to settle on a timely basis or if a customer defaults on its obligations, the Company may hold securities positions overnight or until such transaction is settled. These positions are marked to market on a daily basis. Principal transactions revenues and related expenses are recognized on a trade date basis.

        Software, Analytics and Market Data Revenue Recognition—Software revenue consists primarily of fees charged for Trayport electronic trading software, which are typically billed on a subscription basis ranging from one to five years. Software revenue is recognized on a straight-line basis over the term of the subscription period, which ranges from one to five years. Analytics revenue consists primarily of fees for Fenics pricing tools. Analytics revenue consists primarily of fees for licenses of software products on a subscription basis, which is generally over three years. Analytics revenue is recognized on a straight-line basis over the term of the subscription period, which is generally over three years. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

        The Company markets its software, analytics and market data products through its direct sales force and, in some cases, indirectly through resellers. In general, the Company's license agreements for such products do not provide for a right of return.

        Property, Equipment and Leasehold Improvements—Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method generally over three to seven years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use , and are amortized on a straight-line basis over the estimated useful life of the software, generally three years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

        Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the contract between the Company and the employee provides for the return of proportionate amounts outstanding if employment is severed prior to the termination of the contract. Amortization is calculated using the straight-line method over the term of the contract, which is generally over three years. These forgivable loans have interest rates of up to 7.5%. The Company expects to fully recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the expiration of the contract. The prepaid bonuses and forgivable loans are included in other assets in the Consolidated Statements of Financial Condition.

        Investments—The Company accounts for equity investments where it holds more than 20 percent of the outstanding shares of the investee's stock under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock ("APB 18"). The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. The Company reviews its equity method investments periodically for indicators of impairment. At December 31, 2008 and 2007, the Company had equity method investments with a carrying value of $4,629 and $3,984, respectively. Investments for which the Company holds less than 20% of the outstanding shares of the investee's stock or for which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for using the cost method under APB 18. The Company monitors cost basis investments for impairment periodically based on qualitative and quantitative information. The Company had cost method investments of $2,368 and $1,907 at December 31, 2008 and 2007, respectively.

        The Company accounts for its marketable equity securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized currently in other income. Investments designated as available-for-sale are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. The fair

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of the Company's available-for-sale securities was $3,683 and $5,606 as of December 31, 2008 and 2007, respectively.

        All of the Company's investments are included in other assets in the Consolidated Statements of Financial Condition.

        Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. During 2008 and 2007, none of these contracts were designated as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). Contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Consolidated Statements of Income. In prior periods, certain of the Company's foreign exchange derivative contracts were designated and qualified as foreign currency cash flow hedges under SFAS No. 133. For those foreign exchange derivative contracts, the Company reclassified the related gains and losses included in accumulated other comprehensive loss into earnings at the time the hedged transactions were recognized. The Company measured effectiveness by assessing the changes in the expected future cash flows of the hedged items. The ineffective portion of the hedges, if any, was included in other income. There was no portion of the derivative instruments' gains or losses excluded from the assessment of effectiveness.

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

        Other Income—Included within Other Income on the Company's Consolidated Statements of Income are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items.

        Recent Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined. Additionally, companies are required to provide enhanced disclosure for certain financial instruments within the hierarchy, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities which are measured at fair value using significant unobservable inputs. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP 157-2"), which delays the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS 157 on January 1, 2008 except as it applies to those nonfinancial assets and liabilities within the scope of FSP 157-2. The adoption of SFAS 157 as it relates to the financial assets and liabilities did not have a material impact on the Company's consolidated financial statements. The Company will adopt SFAS 157 for those nonfinancial assets and liabilities as noted in FSP 157-2 on January 1, 2009. The Company does not expect the adoption of SFAS 157 for nonfinancial assets and liabilities to have a material impact on its consolidated financial statements. In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 amends SFAS 157 by incorporating an example to illustrate key considerations in determining the fair value of a financial asset in an inactive market. FSP 157-3 was effective upon issuance and applicable to prior periods for which financial statements have not been issued. The Company adopted FSP 157-3 as of September 30, 2008. The adoption of FSP 157-3 did not have a material impact on the Company's consolidated financial statements. See Note 17 for further discussion of Financial Instruments.

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

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true-mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company does not expect the adoption of SFAS 141(R) to have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and will be adopted by the Company on January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

        In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset's fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company does not expect the adoption of FSP 142-3 to have a material impact on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". SFAS 162 became effective in November 2008 and the adoption of SFAS 162 did not have a material impact on the Company's consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company on January 1, 2009. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

        In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The purpose of FSP FAS 140-4 and FIN 46(R)-8 is to promptly improve disclosures by public entities and enterprises until the pending amendments to FASB Statement No. 140 ("SFAS 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Intepretation No. 46 (revised December 2003) ("FIN 46(R)), Consolidation of Variable Interest Entities, are finalized and approved by the Board. FSP FAS 140-4 and FIN 46(R)-8 for public entities, FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special purpose entities and also amends FIN 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for the first reporting period (interim and annual) ending after December 15, 2008 with earlier earlier application encouraged. The Company adopted FAS 140-4 and FIN 46(R)-8 as of December 31, 2008. The adoption of FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company's consolidated financial statements.

3. DEPOSITS WITH CLEARING ORGANIZATIONS

        The Company maintains cash deposits at various clearing companies and organizations that perform clearing and custodial functions for the Company.

4. ACCRUED COMMISSIONS RECEIVABLE

        Accrued commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and other derivative brokerage transactions. In estimating the allowance for doubtful accounts, management considers the length of time receivables are past due and historical experience. In addition, if the Company is aware of a client's inability to meet its financial obligations, a specific provision for doubtful accounts is recorded in the amount of the estimated losses that will result from the inability of that client to meet its financial obligation. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $3,854 and $4,173 as of December 31, 2008 and 2007, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

        Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	December 31,
	2008	2007
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$105,732	$272,885
Balance receivable from clearing organizations and financial institutions	43,929	44,964

Total	$149,661	$317,849

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$101,052	$185,404
Balance payable to clearing organizations	341	450
Payable to financial institutions	3,447	8,882

Total	$104,840	$194,736

        Substantially all fail to deliver and fail to receive balances at December 31, 2008 and 2007 have subsequently settled at the contracted amounts.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consist of the following:

	Year Ended December 31,
	2008	2007
Software	$81,005	$68,154
Computer equipment	23,624	19,818
Leasehold improvements	34,273	29,895
Communications equipment	15,227	12,797
Furniture and fixtures	6,614	5,049
Automobiles	342	253

Total	161,085	135,966
Accumulated depreciation and amortization	(87,924)	(79,824)

Property, equipment, and leasehold improvements less accumulated depreciation and amortization	$73,161	$56,142

        During 2007, in connection with the Company's decision to move its headquarters to new office space in New York in the first half of 2008, the Company accelerated the depreciable lives of certain assets to be abandoned at its current office space to their estimated useful lives. Total accelerated depreciation relating to the fixed assets to be abandoned is $5,602 (or approximately $3,470 net of tax), of which $2,871 (or approximately $1,723 net of tax) was recorded during the year ended December 31,

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

2007 and $2,731 (or approximately $1,747 net of tax) was recorded during the year ended December 31, 2008.

        During the years ended December 31, 2008 and 2007, the Company removed from its consolidated financial statements $13,934 and $843, respectively, of fully depreciated or almost fully depreciated fixed assets that were no longer in use and the related accumulated depreciation. Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $22,034, $18,925 and $13,949, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

        On March 23, 2007, the Company completed the acquisition of all of the outstanding shares of Century Chartering (UK) Limited for approximately £2,306 (or approximately $4,516), including cash acquired of $1,762 and incurred $46 of direct transaction costs related to the acquisition. This acquisition was accounted for as a purchase business combination. Assets acquired were recorded at their fair value as of March 23, 2007. The results of the acquired company have been included in the consolidated financial statements since acquisition. Management determined the fair value of the identifiable intangible assets acquired based upon an independent valuation model. The purchase price was allocated as follows:

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

        On January 31, 2008, the Company completed the acquisition of substantially all of the outstanding shares of Trayport, a leading provider of real-time electronic trading software for brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets, for approximately £85,428 (or approximately $169,780), including cash acquired of £7,622 (or approximately $15,150) and incurred £1,387 (or approximately $2,745) of direct transaction costs related to the acquisition.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

Additionally, £2,524 (or approximately $5,016) of the purchase price was paid in short-term loan notes, payable within one year. At December 31, 2008, these notes were paid in full. Included as part of the purchase price is £7,287 (or approximately $10,503) that was deposited into an escrow account with a third-party escrow agent as collateral for the indemnification obligations of certain of the former Trayport shareholders. Any amounts remaining in the escrow account at March 31, 2009 that are not subject to pending claims will be distributed to the former Trayport shareholders. The purchase price is subject to final working capital adjustments, which are not expected to be material. The Company financed the transaction with proceeds of the private placement of its Senior Notes and amounts drawn under its Credit Agreement, as defined in Note 9. See Note 9 below for further discussion of the Senior Notes and the Company's Credit Agreement.

        This acquisition was accounted for as a purchase business combination. Assets acquired were recorded at their fair value as of January 31, 2008. The results of the acquired company have been included in the consolidated financial statements since the acquisition. Management determined the fair value of the identifiable intangible assets acquired based upon an independent valuation model. The purchase price allocation, as presented below, was translated into U.S. dollars based on the foreign exchange rate on January 31, 2008:

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Changes in the carrying amount of the Company's goodwill for the years ended December 31, 2007 and 2008 were as follows:

	Americas Brokerage	EMEA Brokerage	All Other	Total
Balance as of December 31, 2006	$78,998	$—	$12,893	$91,891
Goodwill acquired during the year	—	1,818	—	1,818

Balance as of December 31, 2007	78,998	1,818	12,893	93,709
Goodwill acquired during the year	—	—	115,798	115,798

Balance as of December 31, 2008	$78,998	$1,818	$128,691	$209,507

        Based on the results of its annual impairment tests that is required by SFAS 142, the Company determined that no impairment of goodwill existed as of January 1, 2009, 2008 and 2007. SFAS 142 prescribes a two step process for impairment testing whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit's book value. If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that business unit be written down to the value implied by the reporting unit's recent valuation. The Company will continue to evaluate goodwill on an annual basis as of the beginning of each new fiscal year, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        Intangible assets consisted of the following:

	December 31,
	2008	2007
Gross intangible assets
Customer base/relationships	$46,282	$13,039
Trade name	7,771	4,114
Core technology	3,230	3,230
Covenants not to compete	3,184	2,345
Favorable lease agreements	620	620
Proprietary knowledge	110	110
Patent	31	32

Total gross intangible assets	61,228	23,490
Accumulated amortization	(16,789)	(11,509)

Net intangible assets	$44,439	$11,981

        Amortization expense for the years ending December 31, 2008, 2007 and 2006 was $5,280, $3,332 and $2,478, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        At December 31, 2008, expected amortization expense for the definite lived intangible assets is as follows:

2009	$5,431
2010	5,381
2011	5,175
2012	4,015
2013	2,679

Total	$22,681

8. OTHER ASSETS

        Other assets consisted of the following:

	December 31,
	2008	2007
Prepaid bonuses	$65,311	$26,320
Investments	11,149	12,747
Forgivable employee loans and advances to employees	13,239	7,257
Software inventory	11,871	3,938
Other assets	44,783	27,897

Total Other Assets	$146,353	$78,159

9. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "Senior Notes") in a private placement. The Senior Notes currently bear interest at 8.17%, payable semi-annually in arrears on the 30th of January and July, including a premium of 100 basis points due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers of these securities pursuant to generally applicable insurance regulations for U.S. insurance companies. The premium interest will cease to accrue if the risk based capital factor attributed to the Senior Notes is subsequently reduced. The Company's obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The 2008 Note Purchase Agreement includes operational covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At December 31, 2008, the Senior Notes were recorded net of deferred financing costs of $505.

        The Senior Notes contain certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2008.

        In January 2008, the Company amended the terms of its credit agreement with Bank of America, N.A. and certain other lenders (the "Credit Agreement"). The Credit Agreement, as amended,

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

9. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

provides for maximum borrowings of $265,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011. Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At December 31, 2008, the applicable margin was 1.25% and the one-month LIBOR was 0.44%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company's subsidiaries. The Credit Agreement provides for the Senior Notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

        The Company had outstanding borrowings under its Credit Agreement as of December 31, 2008 and 2007 as follows:

	As of December 31,
	2008	2007
Loan Available(1)	$265,000	$160,000
Loans Outstanding	$165,000	$56,000
Letters of Credit Outstanding	$7,172	$7,193

    (1)
    Amounts available include up to $50,000 for letters of credit as of December 31, 2008 and 2007.

        The weighted average interest rate of the outstanding loans was 2.93% and 5.84% for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, short-term borrowings under the Credit Agreement were recorded net of unamortized loan fees of $672 and $709, respectively.

        The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2008 and 2007, respectively.

        In certain previous periods' financial statements, we referred to short-term borrowings under our Credit Agreement as Notes Payable on our Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows. To better distinguish obligations due under the Credit Agreement from long-term obligations due under our Senior Notes, we now refer to borrowings under our Credit Agreement as "Short-term borrowings" in the Consolidated Statements of Financial Condition and Consolidated Statements of Cash Flows included in these financial statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current Provision:
Federal	$(19,554)	$8,984	$11,332
Foreign	39,127	42,281	29,961
State and local	(4,615)	4,491	4,807

Total current provision	14,958	55,756	46,100
Deferred Provision (Benefit):
Federal	14,954	2,545	(1,289)
Foreign	(3,258)	(3,179)	(3,499)
State and local	3,217	758	(593)

Total deferred provision (benefit)	14,913	124	(5,381)

Total	$29,871	$55,880	$40,719

        The Company had pre-tax income from foreign operations of $106,829, $116,477, and $79,451 for the years ended December 31, 2008, 2007 and 2006, respectively. Pre-tax (loss) income from domestic operations was ($23,852), $34,261, and $22,346 for the years ended December 31, 2008, 2007 and 2006, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES (Continued)

that will be in effect when such differences are expected to reverse. Significant components of the Company's gross deferred tax assets (liabilities) are set forth below:

	As of December 31,
	2008	2007
Deferred tax assets:
Deferred compensation	$2,189	$7,694
Net operating/capital loss carryforwards	3,773	3,907
Foreign deferred items	2,746	5,925
Intangible amortization	1,418	1,791
Unrealized loss on currency hedging	5,512	1,283
Foreign tax credits	1,183	1,188
Liability reserves	903	1,070
Prepaid expenses	3,223	482
Other, net	(734)	225
Valuation allowance	(4,956)	(5,095)

Total deferred tax assets	$15,257	$18,470
Deferred tax liabilities:
Depreciation/amortization	$(8,384)	$(8,319)
Goodwill amortization	(13,677)	(3,270)
Prepaid compensation	(18,120)	(3,176)

Total deferred tax liabilities	$(40,181)	$(14,765)

Net deferred tax (liabilities) assets	$(24,924)	$3,705

        Cumulative undistributed earnings of foreign subsidiaries were approximately $179,095 at December 31, 2008. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in the Company's foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated.

        The deferred tax assets relating to foreign deferred items listed above consist primarily of depreciation and amortization, deferred compensation and unpaid intra-group royalties and interest. Additionally, the valuation allowance relates primarily to the ability to utilize net operating losses and foreign tax credits in various tax jurisdictions. During 2008, the valuation allowance was decreased by $139, primarily due to a decrease in foreign net operating loss carry forwards. At December 31, 2008, the Company had U.S. net operating loss carryforward of $4,721 and foreign net operating loss of $9,680. The U.S. amounts are subject to annual limitations on utilization and will begin to expire in various years after 2018. The foreign amounts are primarily Singapore and Hong Kong carryforwards that are subject to annual limitations on utilization, but can be carried forward indefinitely. Further, the Company has $1,183 of foreign tax credit carryforwards at December 31, 2008 that will expire in 2012.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES (Continued)

        The corporate statutory U.S. federal tax rate was 35% for the three years presented. A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is set forth below:

	December 31,
	2008	2007	2006
U.S. federal income tax at statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefit	(0.3)	2.3	2.9
Foreign operations	(5.9)	—	1.3
Non-deductible expenses	7.8	1.5	1.5
General business credit	—	(0.3)	(0.1)
Tax-Exempt Income	(1.4)	(0.4)	(0.6)
Other	0.8	(1.0)	—

Effective income tax rate	36.0%	37.1%	40.0%

        Income tax (expense) benefits of approximately $(2,136), $16,896, and $11,705 from the exercise of stock options and the vesting of restricted stock units was recorded directly to additional paid-in capital in 2008, 2007 and 2006, respectively.

        Effective January 1, 2007, the Company adopted FIN 48. Upon adoption, the Company recognized a $4,442 increase to the accrual for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Statements of Financial Condition. After recognizing the impact of the adoption of FIN 48, the total unrecognized tax benefits (net of the federal benefit on state tax positions) were approximately $7,156, including interest of $381, all of which could affect the effective income tax rate in any future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for Unrecognized Tax Benefits
Unrecognized tax benefits balance at January 1, 2007	$7,510
Gross increases—current period tax positions	515
Lapse of statute of limitations	(1,515)

Unrecognized tax benefits balance at December 31, 2007	$6,510
Gross increases—current period tax positions	646
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2008	$7,156

        The Company is subject to U.S. federal income tax, state income tax and foreign income tax. The Company has substantially concluded all U.S. federal income tax matters for years through 2004, state and local tax matters through 2004 and foreign income tax matters through 2000.

        In the U.K., the Company is in discussion with tax authorities regarding whether certain compensation expenses were deductible by the Company in prior years. A portion of the compensation

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES (Continued)

payment is held by a trustee and the Company may request but not compel the trustee to use the money to offset the cost to the Company of the potential tax liability, if any, arising from the disallowance of the deduction.

        The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2008 and 2007, we had approximately $381 of accrued interest related to uncertain tax positions, respectively.

        The Company is subject to regular examinations by the Internal Revenue Service, taxing authorities in foreign countries, and states in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from on-going and subsequent years' examinations. Included in current tax expense are charges to accruals for expected tax assessments. The resolution of these tax matters could have a material impact on the Company's effective tax rate.

11. STOCKHOLDERS' EQUITY

Common Stock Shares(1)
Authorized (at December 31, 2008)	400,000,000
Outstanding:
December 31, 2006	114,794,020
December 31, 2007	117,790,376
December 31, 2008	118,521,484
Par value per share	$0.01

    (1)
    Restated to reflect the four-for-one stock split effected on March 31, 2008

Share Issuance

        During 2008 and 2007, the Company issued 1,327,344 and 3,396,356 shares of common stock, respectively, in connection with the exercise of stock options and vesting of RSUs. The Company received total cash proceeds of $578 and $8,382 in 2008 and 2007, respectively, in connection with the exercise of stock options.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

11. STOCKHOLDERS' EQUITY (Continued)

        In October 2007, the Company's Board of Directors approved up to a four-for-one stock split. In February 2008, the Company determined that it would effect a four-for-one stock split of the Company's common stock as of March 31, 2008. On March 31, 2008, the Company effected a four-for-one split of the Company's common stock. Accordingly, three additional shares of common stock were issued to each holder of a share of the Company's common stock on the record date. Stockholders' equity was restated to give retroactive recognition of the stock split. For all periods presented, the par value of the additional shares resulting from the split was reclassified from additional-paid-in-capital to common stock.

        On March 31, 2008, the Company paid a special cash dividend of $0.125 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $14,693. On May 15, 2008, the Company paid a quarterly cash dividend of $0.03 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $3,530. On August 29, 2008, the Company paid a quarterly cash dividend of $0.05 per share which based on the number of shares outstanding on the record date for such dividend, totaled $5,895. On November 28, 2008, the Company paid a quarterly cash dividend of $0.05 per share which based on the number of shares outstanding on the record date for such dividend, totaled $5,918. The dividends were reflected as reductions of retained earnings in the Consolidated Statements of Financial Condition.

Preferred Stock

        As of December 31, 2008 and 2007, the Company had one class of preferred stock with 5,000,000 shares authorized and none issued.

Treasury Stock

        In August 2007, the Company's Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company's common stock on the open market in such amounts as determined by the Company's management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. In August 2007, the Company repurchased 400,000 shares of common stock on the open market at an average price of $17.68 per share and a total cost of $7,076, including sales commissions. These repurchased shares were recorded, at cost, as treasury stock in the Consolidated Statements of Financial Condition.

        During the year ended December 31, 2008, the Company repurchased 596,236 shares of its common stock on the open market at an average price of $19.11 per share and for a total cost of $11,400, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

12. EARNINGS PER SHARE

        Basic earnings per share for Common Stock is calculated by dividing net income available to common stockholders by the weighted average number of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of the weighted average number of shares outstanding plus outstanding stock options and RSUs using the "treasury stock" method.

        Basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006 were as follows:

	December 31,
	2008	2007	2006
Basic earnings per share
Net income applicable to stockholders	$53,106	$94,858	$61,078

Weighted average common shares outstanding	117,966,596	116,595,920	113,382,789

Basic earnings per share	$0.45	$0.81	$0.54

Diluted earnings per share
Net income applicable to stockholders	$53,106	$94,858	$61,078
Weighted average common shares outstanding	117,966,596	116,595,920	113,382,789
Effect of dilutive shares:
Options, warrant and RSUs	1,777,097	2,584,871	3,320,924

Weighted average shares outstanding and common stock equivalents	119,743,693	119,180,791	116,703,713

Diluted earnings per share	$0.44	$0.80	$0.52

        For the years ended December 31, 2008, 2007, and 2006, 2,153,635 RSUs and 52,490 options, 676,262 RSUs, and 503,944 RSUs, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

13. SHARE-BASED COMPENSATION

        The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan (the "2008 Equity Incentive Plan"), which was approved by the Company's stockholders on June 11, 2008. Prior to June 11, 2008, the Company issued RSU's under the GFI Group Inc. 2004 Equity Incentive Plan (the "2004 Equity Incentive Plan").

        The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of December 31, 2008, there were 7,094,206 shares of our common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. SHARE-BASED COMPENSATION (Continued)

based on the closing price of the Company's common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally three years.

        Modified RSUs are reflected as cancellations and grants in the summary of RSUs below. During 2008, 2007 and 2006, the Company modified the vesting terms of certain RSUs for several employees in connection with the termination of their employment. As a result of these modifications, the Company recorded compensation expense totaling $266, $688 and $1,727 during 2008, 2007 and 2006, respectively, representing the fair value of the RSUs on the date of modification.

        The following activity relating to the RSUs has occurred under the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2005	2,396,900	$8.01
Granted	2,141,948	13.88
Vested	(860,440)	8.63
Cancelled	(186,996)	8.96

Outstanding December 31, 2006	3,491,412	11.41
Granted	2,751,664	18.18
Vested	(1,379,072)	10.94
Cancelled	(405,552)	11.93

Outstanding December 31, 2007	4,458,452	15.68
Granted	1,978,364	8.96
Vested	(1,814,359)	14.22
Cancelled	(661,147)	16.09

Outstanding December 31, 2008	3,961,310	$12.95

        The weighted average fair value of RSUs granted during 2008 was $8.96 per unit, compared with $18.18 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs is as follows:

	For the Year Ended December 31,
	2008	2007	2006
Compensation expense	$24,865	$21,664	$12,228
Income tax benefits	$8,951	$7,980	$4,631

        At December 31, 2008, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $37,160 and is expected to be recognized over a weighted-average period of 1.46 years. The total fair value of RSUs that vested during the year ended December 31, 2008, 2007 and 2006 was $25,800, $15,087 and $7,426, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. SHARE-BASED COMPENSATION (Continued)

        As of December 31, 2008, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the "GFI Group 2002 Plan") and the GFInet inc. 2000 Stock Option Plan (the "GFInet 2000 Plan"). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. In addition to these terms, both the GFI Group 2002 Plan and the GFInet 2000 Plan contained events that had to occur prior to any options becoming exercisable. Under both plans, the options became exercisable upon the completion of the Company's initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company's common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of option grants under such plans.

        During 2006, the Company modified certain stock options and the weighted average fair value of the modified stock options was $1.63. All repriced and modified options are reflected as cancellations and grants in all the summaries below of stock option transactions.

        A summary of stock option transactions is as follows:

	GFI Group 2002 Plan			GFInet 2000 Plan
			Weighted Average Contractual Term			Weighted Average Contractual Term
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
Outstanding December 31, 2005	3,813,748	$3.44		2,634,648	$2.97
Granted	70,528	5.25		—	—
Exercised	(1,312,364)	3.40		(1,340,408)	2.91
Cancelled	(85,268)	4.97		(2,104)	2.38

Outstanding December 31, 2006	2,486,644	3.46		1,292,136	3.03
Exercised	(1,649,564)	3.48		(909,980)	2.91
Cancelled	(52,632)	5.25		—	—

Outstanding December 31, 2007	784,448	3.30		382,156	3.32
Granted	—	—		—	—
Exercised	(123,800)	3.21		(43,884)	4.10
Cancelled	(9,000)	2.97		(13,864)	4.54

Outstanding December 31, 2008	651,648	$3.32	5.33	324,408	$3.17	2.16

Exercisable at December 31, 2008	651,648	$3.32	5.33	324,408	$3.17	2.16

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. SHARE-BASED COMPENSATION (Continued)

        Total compensation expense and related income tax benefit recognized in relation to the stock options is as follows:

	For the Year Ended December 31,
	2008	2007	2006
Compensation expense	$—	$123	$480
Income tax benefits	$—	$32	$201

        As of December 31, 2008, there was no unrecognized compensation cost related to stock options.

        The total intrinsic value of options exercised for the year ended December 31, 2008, 2007 and 2006 was $1,648, $38,543, and $27,809, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at December 31, 2008 was $555, respectively.

14. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has non-cancelable operating leases for computer hardware and software, communications equipment, and office space that expire on various dates through 2027. At December 31, 2008, the future minimum rental commitments under such leases are as follows:

2009	$12,005
2010	11,643
2011	10,574
2012	9,274
2013	9,089
Thereafter	72,992

Total	$125,577

        Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. In addition, certain of the Company's leases grant a free rent period, which is amortized over the lease term. The accompanying Consolidated Statements of Income reflect all rent expense on a straight-line basis over the term of the leases. Rent expense under the leases for the years ended December 31, 2008, 2007 and 2006 was $20,334, $11,299, and $8,999, respectively.

        In connection with moving the Company's headquarters in 2008, the Company terminated a portion of the former facility lease with respect to approximately 51,000 square feet, effective June 30, 2008. The Company remains liable for all of the obligations under the lease for the remaining approximately 37,000 square feet. In January 2009, the Company entered into a sublease for approximately 23,000 square feet of the remaining leased space. The Company will receive monthly payments of $55 until the sublease expires at the end of our lease in September 2013.

        Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of December 31, 2008, the Company had total purchase

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

14. COMMITMENTS AND CONTINGENCIES (Continued)

commitments for market data of approximately $19,629, with $16,779 due within the next twelve months and $2,850 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $930 primarily related to network implementations in the U.K. All purchase commitments for capital expenditures are due within the next twelve months.

        Contingencies—In the normal course of business, the Company and certain subsidiaries included in the consolidated financial statements are, and have been in the past, named as defendants in various lawsuits and proceedings and are, and have been in the past, involved in certain regulatory examinations. Additional actions, investigations or proceedings may be brought from time to time in the future. The Company is subject to the possibility of losses from these various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the reporting period.

        The Company is subject to regular examinations by various tax authorities in jurisdictions in which the Company has significant business operations. The Company regularly assesses the likelihood of additional tax assessments that may result from these examinations in each of the tax jurisdictions. A tax accrual has been established, which the Company believes to be adequate in relation to the potential for additional tax assessments. Once established, the accrual may be adjusted based on new information or events. The imposition of additional tax assessments, penalties or fines by a tax authority could have a material impact on the Company's effective tax rate.

        Additionally, the Company has recorded reserves for certain contingencies to which it may have exposure, such as reserves for certain litigation contingencies and contingencies related to the employer portion of National Insurance Contributions in the U.K.

        In April 2008, Donald P. Fewer, formerly the head of the Company's North American credit division resigned. Following Mr. Fewer's resignation, 22 of the Company's credit brokerage staff resigned and defected to a competitor, notwithstanding various contractual obligations and fiduciary duties. In connection with these actions, GFI Securities LLC has commenced two arbitration proceedings before the Financial Industry Regulatory Authority ("FINRA") Dispute Resolution against two subsidiaries of Compagnie Financiere Tradition and certain of the departing employees asserting a number of claims, including tortious interference with contract, breach of fiduciary duty, unfair competition, misappropriation of confidential and proprietary information and the violation of certain FINRA rules of conduct and breach of contract. Certain former employees who are parties to the proceedings have also filed claims or counterclaims against GFI Securities and the Company seeking monetary damages for, inter alia, GFI's alleged breach of their employment agreements and the covenant of good faith and fair dealing. They also seek declaratory judgments relating to the enforceability of the restrictive covenants in their employment or other agreements. All of the arbitration proceedings have now been consolidated into a single proceeding before FINRA with GFI as the claimant and the parties are filing new pleadings. In the Supreme Court of the State of New York, Mr. Fewer has filed a lawsuit alleging the Company breached obligations to him, in which the Company has asserted counterclaims based upon his breach of fiduciary duties. In connection with these various proceedings, the Company or its affiliates are seeking equitable relief and monetary

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

14. COMMITMENTS AND CONTINGENCIES (Continued)

damages in an amount to be determined in the course of such proceedings. To the extent that it faces claims by the former employees in the various proceedings, the Company or its affiliate will vigorously defend against such claims.

        The staff of the Market Regulation Department of FINRA (the "Staff") has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them by certain dealers for brokering transactions in credit default swaps. GFI Securities LLC has been cooperating with the Staff in this inquiry by responding to requests for documents, testimony and other information. In January 2009, the Staff advised GFI Securities LLC that it has made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications, between certain GFI Securities LLC's brokers and those at other interdealer brokers, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All but one of these brokers who made the allegedly improper communications resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition, as described above. We intend to vigorously contest any such disciplinary action which, if brought and/or settled, could result in a censure, fine or other sanction.

        Based on currently available information, the outcome of these matters are not expected to have a material adverse impact on the Company's financial position. However, the outcome of these matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company.

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

15. RETIREMENT PLANS

        In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable laws of the Internal Revenue Code. It is available to all eligible U.S. employees as stated in the plan document and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

15. RETIREMENT PLANS (Continued)

statutory limit. The Company did not make any contributions to the plan for the years ended December 31, 2008, 2007, or 2006.

        In the U.K. the Company has established two defined contribution plans pursuant to the applicable laws in the U.K. Employees of the Company's U.K. subsidiaries may voluntarily designate a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The GFI Group Personal Pension Plans are open to all U.K. employees after the completion of three months of employment. Additionally, there is the Executive Pension Plan which is available only to senior employees and the Company matches contributions made under this plan up to a certain percentage. The Executive Pension Plan replaced the Occupational Pension Plan in April 2006, which also had similar matching contributions up to a certain percentage. The Company has made aggregate contributions of $1,606, $1,667, and $1,437 in 2008, 2007 and 2006, respectively, for the GFI Group Personal Pension Plans, Occupational Pension Plan and the Executive Pension Plan.

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

17. FINANCIAL INSTRUMENTS

        Derivative Financial Instruments—The Company is exposed to changes in the U.S. Dollar compared to the British Pound and the Euro, among other currencies, for anticipated sales and expenses in those currencies. The risk management policy of the Company is to manage transactional foreign exchange exposure through the use of foreign exchange forward and foreign exchange collar contracts ("Foreign Exchange Derivative Contracts"). As of December 31, 2007 and throughout 2008, the Company had no foreign exchange derivative contracts that were designated as foreign currency cash flow hedges. During 2006, certain of these Foreign Exchange Derivative Contracts were designated and qualified as foreign currency cash flow hedges under SFAS No. 133. The Foreign Exchange Derivative Contracts are recorded in the Consolidated Statements of Financial Condition at fair value in other assets and other liabilities. Gains and losses on the effective portion of the hedges as well as on the underlying items being hedged are recorded to other income in the Consolidated Statements of Income. For the year ended December 31, 2006, there was no hedge ineffectiveness. For the year ended December 31, 2006, unrealized gains before tax totaling $2,610 were recorded as other comprehensive income. For Foreign

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. FINANCIAL INSTRUMENTS (Continued)

Exchange Derivative contracts that do not qualify for hedge accounting, the Company records these at fair value and all unrealized gains and losses are included in other income in the Consolidated Statements of Income.

        The Company generally does not hold or issue derivative financial instruments for trading purposes. The counterparties with whom the Company trades foreign exchange contracts are major international financial institutions. The Company monitors its positions with and the credit quality of these financial institutions.

        Fair Value of Financial Instruments—Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations. These receivables and payables are short term in nature and have subsequently substantially all settled at the contracted amounts. The Company's marketable equity securities are recorded at fair value based on their quoted market price. The Company's investments accounted for under the cost and equity methods are in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company's debt obligations are carried at historical amounts. The fair value of the Company's Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was approximately $52,069 at December 31, 2008. The fair value of the Company's short term borrowings outstanding under the Credit Agreement approximated the carrying value at December 31, 2008 and 2007.

        For the year ended December 31, 2008, the Company's financial assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157. In accordance with SFAS 157, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

    •
    Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps), and

  Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. FINANCIAL INSTRUMENTS (Continued)

  measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of and for the year ended December 31, 2008, the Company did not have any Level 3 financial assets or liabilities.

Valuation Techniques

        The Company uses the following valuation techniques in valuing the financial instruments at December 31, 2008:

        The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale and reported at fair value at December 31, 2008. The Company's trading and available-for-sale marketable securities were all categorized as Level I and the fair values of these securities were based on quoted market prices.

        The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain receivables, payables, revenues and expenses denominated in foreign currencies. Fair value of the Company's foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts and management's own calculations and analyses. At December 31, 2008, the Company's foreign exchange derivative contracts have been categorized in Level 2 of the SFAS 157 fair value hierarchy.

        The fair value of corporate bonds owned as a result of matched principal transactions is estimated using recently executed transactions and market price quotations. At December 31, 2008, corporate bonds held by the Company are categorized in Level 2 of the SFAS 157 fair value hierarchy.

Financial Assets and Liabilities Measured at Fair Value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance at December 31, 2008
Other assets	$5,440	$1,678	$7,118
Other liabilities	$296	$19,687	$19,983

        Other assets include marketable securities that are accounted for either as trading or available-for-sale securities, corporate bonds and foreign exchange derivative contracts. Other liabilities include marketable securities that are accounted for as trading securities and foreign exchange derivative contracts.

18. REGULATORY REQUIREMENTS

        GFI Securities LLC is a registered broker-dealer with the Securities and Exchange Commission and the Financial Industry Regulatory Authority (FINRA). GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

18. REGULATORY REQUIREMENTS (Continued)

Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom ("FSA"). GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $387.

        The following table sets forth the minimum capital, as defined, that certain of the Company's subsidiaries must be maintained as of December 31, 2008:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$26,416	$88,500	$40,412	$1,012
Minimum Net Capital required	250	12,260	26,576	387

Excess Net Capital	$26,166	$76,240	$13,836	$625

        In addition to the minimum net capital requirements outlined above, certain of the Company's subsidiaries are subject to additional regulatory requirements.

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the "FIEL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain minimum "brought-in" capital and stockholders' equity of 50,000 Japanese Yen each (approximately $551), as defined under the FIEL. In addition, GFI Securities Limited's Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth; including "brought-in" capital, exceed a ratio of 140.0% of the risk equivalent amount including relevant expenditure. At December 31, 2008, GFI Securities Limited's Japanese branch was in compliance with these capital requirements.

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

18. REGULATORY REQUIREMENTS (Continued)

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

        GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority ("HKMA"). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5,000 Hong Kong dollars (or approximately $645). At December 31, 2008, GFI (HK) Brokers Ltd. had stockholders' equity of 8,313 Hong Kong dollars (or approximately $1,072), which exceeded the minimum requirement by 3,313 Hong Kong dollars (or approximately $427).

        GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which requires that GFI Group PTE Ltd, among other things, maintain stockholders' equity of 3,000 Singapore dollars (or approximately $2,087), measured annually. However, at December 31, 2008, GFI Group PTE Ltd.'s stockholders' equity had fallen below the required amount and therefore was not in compliance with this requirement. GFI Group PTE Ltd. discussed this matter with the MAS and increased its share capital to meet the requirements subsequent to year-end. We do not expect to incur a penalty in connection with this period of non-compliance.

        GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won. At December 31, 2008, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won (or approximately $3,969).

        These regulatory rules may restrict the Company's ability to withdraw capital from its regulated subsidiaries. With the exception of GFI Group PTE Ltd as outlined above, the Company's regulated subsidiaries were in compliance with all minimum net capital requirements as of December 31, 2008.

19. SEGMENT AND GEOGRAPHIC INFORMATION

        In accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") and based on the nature of the Company's operations in each geographic region, products and services, production process, customers and regulatory environment, the Company determined that it has three operating segments: Americas Brokerage, Europe, Middle East and Africa ("EMEA") Brokerage and Asia Brokerage. The Company's brokerage operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. Additionally, in accordance with criteria in SFAS 131 the Company presents its operating segments as four reportable segments: Americas Brokerage, EMEA Brokerage, Asia Brokerage and "All Other". The All Other segment captures costs that are not directly assignable to one of the operating segments, primarily

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

consisting of the Company's corporate business activities and operations from software, analytics and market data. In prior periods, Asia Brokerage was included within the All Other segment as it did not meet the quantitative threshold for separate disclosure under SFAS 131. However, as a result of the growth experienced in Asia and the changes in the economic characteristics of the Americas and the EMEA brokerage operations, for the year ended December 31, 2008, the Company has determined to change its reportable segments. Prior period results have been adjusted to reflect the changes in the reporting structure.

        The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on pre-tax income, which it defines as revenues less direct expenses. Revenues within each brokerage segment include revenues that are directly related to providing brokerage services along with interest and other income directly attributable to the operating segment. Direct expenses of the operating segments are those expenses that are directly related to providing brokerage services and include compensation expense related to brokerage management and staff, clearing fees, communication and market data, travel and promotion, and certain professional fees, interest and other expenses that are directly incurred by the brokerage operations. However, the Company does not allocate to its operating segments certain expenses which it manages separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest and other expenses and are included in the results below under "All Other" in the reconciliation of operating results. Management generally does not consider the unallocated costs in its measurement of the three Brokerage segment's performance.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Selected financial information for the Company's reportable segments is presented below for periods indicated:

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Revenues:
Americas Brokerage	$387,549	$403,235	$328,545
EMEA Brokerage	489,650	449,955	321,308
Asia Brokerage	88,583	85,914	61,377
All Other	49,721	31,437	35,953

Total Consolidated Revenues	$1,015,503	$970,541	$747,183

Interest Revenue:
Americas Brokerage	$20	$56	$1,839
EMEA Brokerage	21	8	—
Asia Brokerage	—	1	—
All Other	8,576	9,649	7,305

Total Consolidated Interest Revenues	$8,617	$9,714	$9,144

Interest Expense:
Americas Brokerage	$74	$27	$2,095
EMEA Brokerage	1,886	1,898	567
Asia Brokerage	14	27	77
All Other	12,360	5,124	4,079

Total Consolidated Interest Expense	$14,334	$7,076	$6,818

Depreciation and Amortization:
Americas Brokerage	$—	$—	$—
EMEA Brokerage	—	—	—
Asia Brokerage	—	—	—
All Other	31,390	24,686	19,021

Total Consolidated Depreciation and Amortization	$31,390	$24,686	$19,021

Income before Provision for Income Taxes:
Americas Brokerage	$110,736	$123,612	$96,536
EMEA Brokerage	150,592	153,569	105,971
Asia Brokerage	13,965	18,712	10,426
All Other	(192,316)	(145,155)	(111,136)

Total Consolidated Income before Provision for Income taxes	$82,977	$150,738	$101,797

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        In addition, with the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 7 for goodwill by reportable segment.

        For the years ended December 31, 2008, 2007, and 2006, U.K. is the only individual foreign country that accounts for 10% or more of the total sales and total long-lived assets. Information regarding revenue for the years ended December 31, 2008, 2007, and 2006, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2008 and 2007 are as follows:

	For the year ended December 31,
	2008	2007	2006
Revenues:
United States	$375,928	$408,348	$352,976
United Kingdom	436,449	380,330	279,821
Other	203,126	181,863	114,386

Total	$1,015,503	$970,541	$747,183

	As of December 31,
	2008	2007
Long-lived Assets, as defined:
United States	$61,648	$45,126
United Kingdom	17,824	11,810
Other	5,709	5,029

Total	$85,181	$61,965

        Revenues are attributed to geographic areas based on the location of the relevant legal entities. Certain reclassifications have been made to the 2007 and 2006 geographic revenues and long-lived assets to conform to current presentations.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

20. OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2008	2007	2006
Unrealized gain (loss) on foreign exchange derivative contracts
Current Period Change:
Before Tax Amount	$—	$—	$2,610
Tax Expense (Benefit)	—	—	(783)

After Tax Amount	$—	$—	$1,827

Foreign currency translation adjustment
Before Tax Amount	$(7,711)	$(314)	$400
Tax Expense (Benefit)	3,356	164	(178)

After Tax Amount	$(4,355)	$(150)	$222

Unrealized (loss) gain on available-for-sale securities
Before Tax Amount	$(272)	$107	$—
Tax Expense (Benefit)	64	(32)	—

After Tax Amount	$(208)	$75	$—

        The Company reclassified the following out of other comprehensive income into other income for each period noted:

	For the year ended December 31,
	2008	2007	2006
Gross loss	$—	$—	$4,807
Net of tax	—	—	3,365

21. RELATED PARTY TRANSACTIONS

Office lease arrangements with affiliates

        Jersey Partners Inc. is a guarantor of our obligations under our lease for office space at 100 Wall Street, New York, New York 10005, where we leased approximately 88,000 square feet of leased space, pursuant to a lease that expires on September 30, 2013, unless earlier terminated in accordance with the terms of the lease. In June 2007, pursuant to the terms of the lease, we terminated the lease with respect to approximately 51,000 square feet, effective June 30, 2008.

Forgivable Loans to Employees

        The Company periodically provides forgivable employee loans to employees when they enter into fixed term employment agreements with the Company. See Notes 2 and 8 for further details.

22. SUBSEQUENT EVENTS

        In February 2009, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 31, 2009 to shareholders of record on March 17, 2009.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls

        As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Management's Report on Internal Control Over Financial Reporting

        The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and the COSO criteria, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

        The Company's independent registered public accounting firm has audited and issued an attestation report on the registrant's internal control over financial reporting as of December 31, 2008. That report appears on Page 119 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the internal control over financial reporting of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2008 and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the year ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2009

Change in Internal Controls

        In addition, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rule 13A-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the 2009 Annual Meeting of Stockholders which we expect will be held on June 11, 2009, and is incorporated herein by reference.

        The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. We have also adopted a Code of Business Conduct and Ethics that is applicable to the Company's senior financial and accounting officers (including the chief executive officer, chief financial officer and corporate controller). A copy of these codes are posted on the Company's website, www.gfigroup.com , under the section "Investor Relations—Corporate Governance". In the event the Company substantively amends or waives a provision of its Codes of Business Conduct and Ethics, the Company intends to disclose the amendment or waiver on the Company's website as well.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        (a)(1) Financial Statements.    See Index to Financial Statements on page 78.

        (a)(2) Financial Statement Schedules.    We have included Schedule I—Condensed Financial Information of GFI Group Inc. (Parent Company Only) on pages I-1 to I-8 and Schedule II—Valuation and Qualifying Accounts on pages II-1. All other schedules are omitted as they are not applicable, or the information required is included in the financial statements or notes thereto.

        (a)(3) Exhibits.    The following Exhibits are filed as part of this Report as required by Regulation S-K. Exhibits 10.6 through 10.17 and 10.23 to 10.30 are management contracts or compensatory plans or arrangements.

Number		Description
3.1	*	Second Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103).
3.1.1	*	Certificate of Amendment to Certificate of Incorporation (Filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K filed on February 29, 2008, File No. 000-51103)
3.2	*	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103)
4.1	*
See Exhibits 3.1, 3.1.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws of the Registrant defining the rights of holders of Common Stock of the Registrant.
4.2	*	Specimen Stock Certificate. (Filed as Exhibit 4.2 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)
10.1	*
Amended and Restated Credit Agreement, dated February 24, 2006, among the Registrant and GFI Holdings Limited, as borrowers, subsidiaries of the Registrant named therein, as guarantors, Bank of America, N.A., as administrative agent, Barclays Bank Plc, as syndication agent, the other lenders party thereto and Bank of America Securities LLC, as sole lead arranger and sole book running manager. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2006, File No. 000-51103)
10.2	*
Lender Joinder Agreement, dated September 21, 2006, to the Credit Agreement among GFI Group Inc., GFI Holdings Limited, Bank of Montreal and Bank of America, N.A. (Filed as Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2006, File No. 000-51103)
10.3	*
Amended and Restated Domestic Security Agreement, dated February 24, 2006, by the Registrant, GFI Group LLC, GFInet inc., GFI Brokers LLC, Interactive Ventures LLC and Fenics Software Inc. as grantors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 24, 2006, File No. 000-51103)

Number		Description
10.4	*	Debenture, dated August 23, 2004, by GFI Holdings Limited and the other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.5	*
Supplemental Indenture, dated February 24, 2006, by GFI Holdings Limited and other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.3.2 to the Company's Annual Report on Form 10-K filed on March 24, 2006, File No. 000-51103)
10.6	*
Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch. (Filed as Exhibit 10.4 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)
10.7	*
Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers. (Filed as Exhibit 10.6 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.8	*	2002 Stock Option Plan. (Filed as Exhibit 10.7 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.9	*	2000 Stock Option Plan. (Filed as Exhibit 10.8 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.10	*	GFI Group Occupational Pension Plan. (Filed as Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.11	*	Guardian Trust of GFI Brokers Limited. (Filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1 file don September 17, 2004, File No. 333-116517)
10.12	*	2004 Equity Incentive Plan. (Filed as Exhibit 10.12 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on November 30, 2004, File No. 333-116517)
10.13	*	Senior Executive Annual Bonus Plan. (Filed as Exhibit 10.13 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on November 30, 2004, File No. 333-116517)
10.14	*
Employment Agreement, dated as of August 20, 2008, between GFI Group Inc. and Ronald Daniel Levi. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2008, File No. 000-51103)
10.15	*	Employment Agreement, dated March 26, 2007, between GFI Group Inc. and Scott Pintoff (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2007, File No. 000-51103)
10.16	*
Employment Agreement, dated March 26, 2007, between GFI Group Inc. and J. Christopher Giancarlo (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2007, File No. 000-51103)
10.17	*	Employment Agreement, dated April 30, 2007, between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 2, 2007, File No. 000-51103)
10.18	*	Third Amendment to Credit Agreement, dated as of January 29, 2008. (Filed as Exhibit 10.19 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)

Number		Description
10.19	*	Note Purchase Agreement, dated as of January 30, 2008, between the Company and the Purchasers named in Schedule A thereto. (Filed as Exhibit 10.20 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.20	*
Subsidiary Guaranty Agreement, dated as of January 30, 2008, in connection with the Company's 7.17% Senior Notes due January 30, 2013. (Filed as Exhibit 10.21 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.21	*
Domestic Security Agreement, dated as of January 30, 2008, between the Company, the Subsidiary Guarantors and the Collateral Agent. (Filed as Exhibit 10.22 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.22	*
Domestic Pledge Agreement, dated as of January 30, 2008, between the Pledgors and the Collateral Agent. (Filed as Exhibit 10.23 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.23	*	GFI Group Inc. 2008 Equity Incentive Plan (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-51103)
10.24	*	GFI Group Inc. 2008 Senior Annual Bonus Plan (Filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-51103)
10.25		Amendment No. 1 to Disability Agreement, dated December 31, 2008, between GFI Group Inc. and Michael Gooch.
10.26		Amendment No. 1 to Employment Agreement, dated December 24, 2008, between GFI Group Inc. and James Peers.
10.27		Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Colin Heffron.
10.28		Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Ronald Levi.
10.29		Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Scott Pintoff.
10.30		Amendment No. 1 to Employment Agreement, dated December 5, 2008, between GFI Group Inc. and J. Christopher Giancarlo.
21.1		List of subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer.
31.2		Certification of Principal Financial Officer.
32.1		Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2		Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2009.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
Name: James A. Peers
Title: Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL GOOCH Michael Gooch	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 2, 2009
/s/ COLIN HEFFRON Colin Heffron	President and Director	March 2, 2009
/s/ JAMES A. PEERS James A. Peers	Chief Financial Officer (principal financial and accounting officer)	March 2, 2009
/s/ GEOFFREY KALISH Geoffrey Kalish	Director	March 2, 2009
/s/ JOHN W. WARD John W. Ward	Director	March 2, 2009
/s/ MARISA CASSONI Marisa Cassoni	Director	March 2, 2009

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the consolidated financial statements of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 27, 2009; such consolidated financial statements and reports are included in this 2008 Annual Report on Form 10-K. Our audits also included Schedule I listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
February 27, 2009

GFI GROUP INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 AND 2007

(In thousands, except share and per share data)

	December 31
	2008	2007
Assets:
Cash and cash equivalents	$133	$2,342
Investments in subsidiaries, equity basis	272,029	264,663
Advances to subsidiaries	422,129	235,971
Other assets	10,085	5,678

Total assets	$704,376	$508,654

Liabilities and Stockholders' Equity:
Short-term borrowings, net	$164,328	$55,291
Long-term obligations, net	59,495	—
Other liabilities	3,590	1,170

Total liabilities	227,413	56,461
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 119,517,720 and 118,190,376(1) shares outstanding at December 31, 2008 and 2007, respectively	1,195	1,182
Additional paid in capital(1)	279,656	262,006
Retained earnings	219,354	196,284
Treasury stock, 996,236 and 400,000(1) common shares at cost at December 31, 2008 and 2007, respectively	(18,476)	(7,076)
Accumulated other comprehensive loss	(4,766)	(203)

Total Stockholders' Equity	476,963	452,193

Total liabilities and stockholders' equity	$704,376	$508,654

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See Notes to Condensed Financial Statements.

GFI GROUP INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006
REVENUES:
Interest income	$147	$247	$361
EXPENSES:
Interest expense	11,195	3,999	2,142
Other expenses	1,224	601	806

Total expenses	12,419	4,600	2,948

LOSS BEFORE BENEFIT FROM INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(12,272)	(4,353)	(2,587)
BENEFIT FROM INCOME TAXES	4,419	1,614	1,035

LOSS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(7,853)	(2,739)	(1,552)
Equity in earnings of subsidiaries, net of tax	60,959	97,597	62,630

NET INCOME	$53,106	$94,858	$61,078

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain on foreign exchange derivative contracts, net of tax	—	—	1,827
Foreign currency translation adjustments, net of tax	(4,355)	(150)	222
Unrealized gain on available-for-sale security	(208)	75	—

COMPREHENSIVE INCOME	$48,543	$94,783	$63,127

See Notes to Condensed Financial Statements.

GFI GROUP INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities
Net income	$53,106	$94,858	$61,078
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(60,959)	(97,597)	(62,630)
Amortization of loan fees	416	224	238
Deferred compensation	493	330	234
Changes in operating assets and liabilities:
Other assets	(4,407)	474	(3,130)
Other liabilities	2,419	(564)	498

Cash used in operating activities	(8,932)	(2,275)	(3,712)

Investments in subsidiaries	49,030	(7,464)	10,149
Receipts from (advances to) subsidiaries	(169,566)	6,987	(51,694)

Cash flows used in investing activities	(120,536)	(477)	(41,545)

Repayments of short-term borrowings	(174,500)	(57,300)	(70,000)
Proceeds from short-term borrowings	283,500	35,300	128,000
Proceeds from issuance of long-term obligations	60,000	—	—
Repurchases of common stock	(11,400)	(7,076)	—
Cash dividend paid	(30,036)	—	—
Payment of loan fees	(883)	—	(613)
Proceeds from exercise of stock options	578	8,383	8,427

Cash flows provided by (used in) financing activities	127,259	(20,693)	65,814

(Decrease) increase in cash and cash equivalents	(2,209)	(23,445)	20,557
Cash and cash equivalents, beginning of year	2,342	25,787	5,230

Cash and cash equivalents, end of year	$133	$2,342	$25,787

See Notes to Condensed Financial Statements.

GFI GROUP INC.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

1. BASIS OF PRESENTATION

        The accompanying condensed financial statements (the "Parent Company Financial Statements"), including the notes thereto, should be read in conjunction with the consolidated financial statements of GFI Group Inc. and subsidiaries ("the Company") and the notes thereto.

        The Parent Company Financial Statements for the years ended December 31, 2008, 2007 and 2006 are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

3. INVESTMENTS IN SUBSIDIARIES

        GFI Group Inc. received dividends of $48,527 and $0 from its subsidiaries during the years ended December 31, 2008 and 2007, respectively. The dividends were reflected as a return on investments in subsidiaries.

4. ADVANCES TO SUBSIDIARIES

        As of December 31, 2008 and 2007, GFI Group Inc. had receivables from subsidiaries of $422,129 and $235,971 related primarily to the allocation of funds received, from notes payable and the issuance of equity securities, to subsidiaries to fund working capital.

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "Senior Notes") in a private placement. The Senior Notes currently bear interest at 8.17%, payable semi-annually in arrears on the 30th of January and July, including a premium of 100 basis points due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers of these securities pursuant to generally applicable insurance regulations for U.S. insurance companies. The premium interest will cease to accrue if the

GFI GROUP INC.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

risk based capital factor attributed to the Senior Notes is subsequently reduced. The Company's obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The 2008 Note Purchase Agreement includes operational covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At December 31, 2008, the Senior Notes were recorded net of deferred financing costs of $505.

        The Senior Notes contain certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2008.

        In January 2008, the Company amended the terms of its credit agreement with Bank of America, N.A. and certain other lenders (the "Credit Agreement"). The Credit Agreement, as amended, provides for maximum borrowings of $265,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011. Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At December 31, 2008, the applicable margin was 1.25% and the one-month LIBOR was 0.45%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company's subsidiaries. The Credit Agreement provides for the Senior Notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

        The Company had outstanding borrowings under its Credit Agreement as of December 31, 2008 and 2007 as follows:

	As of December 31,
	2008	2007
Loan Available(1)	$265,000	$160,000
Loans Outstanding	$165,000	$56,000
Letters of Credit Outstanding	$7,172	$7,193

    (1)
    Amounts available include up to $50,000 for letters of credit as of December 31, 2008 and 2007.

        At December 31, 2008 and 2007, short-term borrowings under the Credit Agreement were recorded net of unamortized loan fees of $672 and $709 for years ended December 31, 2008 and 2007, respectively. In addition, the Company guarantees borrowings under the Credit Agreement made by certain of its subsidiaries. As of December 31, 2008 and 2007, there were no borrowings outstanding by a subsidiary subject to such guarantee.

GFI GROUP INC.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

        The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2008 and 2007, respectively.

        In certain previous periods' financial statements, we referred to short-term borrowings under our Credit Agreement as Notes Payable on our Condensed Statements of Financial Condition and Condensed Statements of Cash Flows. To better distinguish obligations due under the Credit Agreement from long-term obligations due under our Senior Notes, we now refer to borrowings under our Credit Agreement as "Short-term borrowings" in the Condensed Statements of Financial Condition and Condensed Statements of Cash Flows included in these financial statements.

6. CONTINGENCIES

        In April 2008, Donald P. Fewer, formerly the head of the Company's North American credit division resigned. Following Mr. Fewer's resignation, 22 of the Company's credit brokerage staff resigned and defected to a competitor, notwithstanding various contractual obligations and fiduciary duties. In connection with these actions, GFI Securities LLC has commenced two arbitration proceedings before the Financial Industry Regulatory Authority ("FINRA") Dispute Resolution against Tradition Asiel Securities, Inc., Standard Credit Securities Inc. and certain of the departing employees asserting a number of claims, including tortious interference with contract, breach of fiduciary duty, unfair competition, misappropriation of confidential and proprietary information and the violation of certain FINRA rules of conduct and breach of contract. Certain former employees who are parties to the proceedings have also filed claims or counterclaims against GFI Securities and the Company seeking monetary damages for, inter alia, GFI's alleged breach of their employment agreements and the covenant of good faith and fair dealing. They also seek declaratory judgments relating to the enforceability of the restrictive covenants in their employment or other agreements. All of the arbitration proceedings have now been consolidated into a single proceeding before FINRA with GFI as the claimant and the parties are filing new pleadings. In the Supreme Court of the State of New York, Mr. Fewer has filed a lawsuit alleging the Company breached obligations to him, in which the Company has asserted counterclaims based upon his breach of fiduciary duties. In connection with these various proceedings, the Company or its affiliates are seeking equitable relief and monetary damages in an amount to be determined in the course of such proceedings. To the extent that it faces claims by the former employees in the various proceedings, the Company or its affiliates will vigorously defend against such claims.

        The staff of the Market Regulation Department of FINRA (the "Staff") has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them by certain dealers for brokering transactions in credit default swaps. GFI Securities LLC has been cooperating with the Staff in this inquiry by responding to requests for documents, testimony and other information. In January 2009, the Staff advised GFI Securities LLC that it has made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications, between certain GFI Securities LLC's brokers and those at other interdealer brokers, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All but one

GFI GROUP INC.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

6. CONTINGENCIES (Continued)

of these brokers who made the allegedly improper communications resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition, as described above. The Company intends to vigorously contest any such disciplinary action which, if brought and/or settled, could result in a censure, fine or other sanction.

        Based on currently available information, the outcome of these matters are not expected to have a material adverse impact on the Company's financial position. However, the outcome of these matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves accrued by the Company.

7. SUBSEQUENT EVENTS

        In February 2009, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 31, 2009 to shareholders of record on March 17, 2009.

GFI GROUP INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost/ Expense	Charged to Other Accounts	Deductions	Balance at End of Period
			(a)	(b)
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2008	$4,173	$208	$122	$(649)	$3,854
Year ended December 31, 2007	3,547	1,751	5	(1,130)	4,173
Year ended December 31, 2006	3,202	(27)	421	(49)	3,547

(a)
In 2006, the balance primarily relates to allowance for doubtful accounts acquired from Amerex; for all periods it also includes the effects of exchange rate changes.

(b)
Net adjustments to the reserve accounts for write-offs and credits issued during the year.

II-1