Form 10-Q
period 2009-03-31
GFI Group Inc.
filed 2009-05-11
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The number of shares of registrant's common stock outstanding on April 30, 2009 was 117,946,072.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$321,108	$342,375
Deposits with clearing organizations	8,336	8,492
Accrued commissions receivable, net of allowance for doubtful accounts of $5,199 and $3,854 at March 31, 2009 and December 31, 2008, respectively	111,637	111,923
Receivables from brokers, dealers and clearing organizations	236,706	149,661
Property, equipment and leasehold improvements, net of depreciation and amortization of $92,900 and $87,924 at March 31, 2009 and December 31, 2008, respectively	72,498	73,161
Goodwill	209,507	209,507
Intangible assets, net	43,066	44,439
Other assets	137,457	146,353

TOTAL ASSETS	$1,140,315	$1,085,911

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued compensation	$94,557	$135,861
Accounts payable and accrued expenses	52,450	51,497
Payables to brokers, dealers and clearing organizations	191,208	104,840
Short-term borrowings, net	160,388	164,328
Long-term obligations, net	59,526	59,495
Other liabilities	99,355	92,927

Total Liabilities	$657,484	$608,948

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 119,977,156 and 119,517,720 shares issued at March 31, 2009 and December 31, 2008, respectively	1,200	1,195
Additional paid in capital	283,254	279,656
Retained earnings	225,071	219,354
Treasury stock, 2,002,858 and 996,236 common shares at cost, at March 31, 2009 and December 31, 2008, respectively	(21,059)	(18,476)
Accumulated other comprehensive loss	(5,635)	(4,766)

Total Stockholders' Equity	482,831	476,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,140,315	$1,085,911

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Brokerage revenues:
Agency commissions	$125,399	$239,089
Principal transactions	72,215	59,094

Total brokerage revenues	197,614	298,183
Software, analytics and market data	13,052	11,259
Interest income	497	2,683
Other income	5,072	2,475

Total revenues	216,235	314,600
EXPENSES:
Compensation and employee benefits	145,548	193,198
Communications and market data	11,498	11,181
Travel and promotion	7,480	11,723
Rent and occupancy	5,150	6,614
Depreciation and amortization	7,839	7,922
Professional fees	5,091	5,012
Clearing fees	8,107	11,202
Interest	2,469	3,085
Other expenses	4,928	7,092

Total expenses	198,110	257,029

INCOME BEFORE PROVISION FOR INCOME TAXES	18,125	57,571
PROVISION FOR INCOME TAXES	6,525	21,589

NET INCOME	$11,600	$35,982

EARNINGS PER SHARE
Basic	$0.10	$0.31
Diluted	$0.10	$0.30
WEIGHTED AVERAGE SHARES OUSTANDING
Basic	118,364,233	117,736,242
Diluted	120,400,536	119,975,020

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2009	2008
NET INCOME	$11,600	$35,982
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	(467)	(450)
Unrealized (loss) gain on available-for-sale securities, net of tax	(402)	591

COMPREHENSIVE INCOME	$10,731	$36,123

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,600	$35,982
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation and amortization	7,839	7,922
Amortization of loan fees	137	91
Provision for doubtful accounts	1,760	(744)
Deferred compensation	5,752	7,203
Provision for (benefit from) deferred taxes	5,909	(173)
(Gains) losses on foreign exchange derivative contracts	(8,667)	10,958
(Gains) losses from equity method investments	(670)	161
Tax expense (benefit) related to share-based compensation	1,371	(1,162)
Other non-cash charges, net	(56)	121
(Increase) decrease in operating assets:
Deposits with clearing organizations	156	(358)
Accrued commissions receivable	(1,599)	(34,936)
Receivables from brokers, dealers and clearing organizations	(87,045)	(24,348)
Other assets	3,926	(79)
(Decrease) increase in operating liabilities:
Accrued compensation	(41,304)	(40,698)
Accounts payable and accrued expenses	1,079	876
Payables to brokers, dealers and clearing organizations	86,368	30,591
Other liabilities	13,096	50,322

Cash (used in)/provided by operating activities	(348)	41,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	—	(149,856)
Proceeds from (purchases of) other investments, net	1,771	(2,934)
Purchase of property, equipment and leasehold improvements	(4,525)	(17,040)
Net payments on foreign exchange derivative contracts	(2,613)	(8,333)

Cash used in investing activities	(5,367)	(178,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(4,000)	(99,500)
Proceeds from short-term borrowings	—	231,500
Proceeds from issuance of long-term obligations	—	60,000
Repurchases of common stock	(2,582)	(11,401)
Cash dividend paid	(5,883)	(14,693)
Payment of loan fees	(47)	(883)
Proceeds from exercise of stock options	—	83
Cash paid for taxes on vested restricted stock units	(777)	(1,617)
Tax (expense) benefit related to share-based compensation	(1,371)	1,162

Cash (used in)/provided by financing activities	(14,660)	164,651

Effects of exchange rate changes on cash and cash equivalents	(892)	(450)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,267)	27,767
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,375	240,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$321,108	$268,160

SUPPLEMENTAL DISCLOSURE:
Interest paid	$3,763	$2,336
Income taxes paid, net of refunds	$2,841	$7,942

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

        The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the "Company"). The Company, through its subsidiaries, provides brokerage services, trading system software and market data and analytical software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company's principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited ("Fenics") and Trayport Limited ("Trayport"). As of March 31, 2009, Jersey Partners, Inc. ("JPI") owns approximately 43% of the Company's outstanding shares of common stock. The Company's chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

        The condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the "2008 Form 10-K"). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

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

        Principal Transactions—Principal transactions revenue is primarily derived from matched principal transactions. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. A limited number of brokerage desks are permitted to enter into unmatched principal transactions in the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ordinary course of business while brokering in illiquid markets and for the purpose of facilitating clients' execution needs for transactions initiated by such clients. These unmatched positions are intended to be held short term.

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

        Software, Analytics and Market Data—Software revenue consists primarily of fees charged for Trayport electronic trading software, which are typically billed on a subscription basis ranging from one to five years. Software revenue is recognized on a straight-line basis over the term of the subscription period, which ranges from one to five years. Analytics revenue consists primarily of fees for licenses of software products, including Fenics pricing tools, on a subscription basis, which is generally over three years. Analytics revenue is recognized on a straight-line basis over the term of the subscription period, which is generally over three years. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

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

        Fair Value of Financial Instruments—In accordance with SFAS No.157, Fair Value Measurement, the Company estimates fair values of financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and accordingly, changes in assumptions or in market conditions could adversely affect the estimates. The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by SFAS No. 157.

        In addition, the Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Derivative contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and unrealized gains and losses are included in other income in the Condensed Consolidated Statements of Income.

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

        Other Income—Included within Other Income on the Company's Condensed Consolidated Statements of Income are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of SFAS 160 did not have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true-mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on its consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP 157-2"), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS 157 for those nonfinancial assets and liabilities as noted in FSP 157-2 on January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and was adopted by the Company on January 1, 2009. See Note 11 for disclosures on Derivative Instruments.

        In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset's fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on its consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ("FSP 141(R)-1"). FSP 141(R)-1 addresses the criteria and disclosures for recognition of an acquired asset or liability assumed in a business combination that arises from a contingency. FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP 141(R)-1 did not have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These disclosures are also required in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 and APB 28-1 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2"). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

3.  RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	March 31, 2009	December 31, 2008
Receivables from brokers, dealers and clearing organizations:
Fails to deliver	$202,211	$105,732
Receivable from clearing organizations	34,495	43,929

Total	$236,706	$149,661

Payables to brokers, dealers and clearing organizations:
Fails to receive	$188,135	$101,052
Payable to financial institutions	2,712	3,447
Payable to clearing organizations	361	341

Total	$191,208	$104,840

        Substantially all fail to deliver and fail to receive balances at March 31, 2009 and December 31, 2008 have subsequently settled at the contracted amounts.

4. GOODWILL AND INTANGIBLE ASSETS

        On January 31, 2008, the Company completed the acquisition of Trayport Ltd., a leading provider of real-time electronic trading software for brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets, for approximately £85,428 (or approximately $169,780), including cash acquired of £7,622 (or approximately $15,150) and incurred £1,387 (or approximately $2,745) of direct transaction costs related to the acquisition. Additionally, £2,524 (or approximately $5,016) of the purchase price was paid in short-term loan notes, payable within one year. At December 31, 2008, these notes were paid in full. Included as part of the purchase price is £7,287 (or approximately $10,442) that was deposited into an escrow account with a third-party escrow agent as collateral for the indemnification obligations of certain of the former Trayport shareholders. Any amounts remaining in the escrow account at March 31, 2009 that are not subject to pending claims will be distributed to the former Trayport shareholders. The Company financed the transaction with proceeds of the private placement of its Senior Notes and amounts drawn under its Credit Agreement, as defined in Note 5. See Note 5 below for further discussion of the Senior Notes and the Company's Credit Agreement.

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

        Changes in the carrying amount of the Company's goodwill for the three months ended March 31, 2009 were as follows:

	Americas Brokerage	EMEA Brokerage	All Other	Total
Balance as of December 31, 2008	$78,998	$1,818	$128,691	$209,507
Goodwill acquired during the period	—	—	—	—

Balance as of March 31, 2009	$78,998	$1,818	$128,691	$209,507

        Based on the results of its annual impairment tests that is required by SFAS 142, the Company determined that no impairment of goodwill existed as of January 1, 2009. SFAS 142 prescribes a two step process for impairment testing whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit's book value. If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that business unit be written down to the value implied by the reporting unit's recent valuation. The Company will continue to evaluate goodwill on an annual basis as of the beginning of each new fiscal year, and whenever events and changes in circumstances indicate that there may be a potential impairment. Subsequent to January 1, 2009, no events or changes in circumstances occurred which would indicate any goodwill impairment.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

4. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible assets consisted of the following:

	March 31, 2009	December 31, 2008
Gross intangible assets
Customer base/relationships	$46,282	$46,282
Trade name	7,771	7,771
Core technology	3,230	3,230
Covenants not to compete	3,184	3,184
Favorable lease agreements	620	620
Proprietary knowledge	110	110
Patent	31	31

Total gross intangible assets	61,228	61,228
Accumulated amortization	(18,162)	(16,789)

Net intangible assets	$43,066	$44,439

        Amortization expense for the three months ended March 31, 2009 and 2008 was $1,373 and $1,163, respectively.

        At March 31, 2009, expected amortization expense for the definite lived intangible assets is as follows:

2009 (remaining nine months)	$4,058
2010	5,379
2011	5,174
2012	4,015
2013	2,679

Total	$21,305

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "Senior Notes") in a private placement. The Senior Notes currently bear interest at 8.17%, including a premium of 100 basis points due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers of these securities pursuant to generally applicable insurance regulations for U.S. insurance companies. The premium interest will cease to accrue if the risk based capital factor attributed to the Senior Notes is subsequently reduced. Interest is payable semi-annually in arrears on the 30th of January and July. The Company's obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The 2008 Note Purchase Agreement includes operational covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

dispositions. At March 31, 2009, the Senior Notes were recorded net of deferred financing costs of $474.

        The Senior Notes contain certain financial and other covenants. The Company was in compliance with all applicable covenants at March 31, 2009 and December 31, 2008.

        In January 2008, the Company amended the terms of its credit agreement with Bank of America, N.A. and certain other lenders (the "Credit Agreement"). The Credit Agreement, as amended, provides for maximum borrowings of $265,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011. Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At March 31, 2009, the applicable margin was 1.25% and the one-month LIBOR was 0.5%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company's subsidiaries. The Credit Agreement provides for the Senior Notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

        The Company had outstanding borrowings under its Credit Agreement as of March 31, 2009 and December 31, 2008 as follows:

	March 31, 2009	December 31, 2008
Loans Outstanding	$161,000	$165,000
Letters of Credit Outstanding	$7,172	$7,172

        The Company's commitments for outstanding letters of credit relate to potential collateral requirements associated with our matched principal business. Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

        The weighted average interest rate of the outstanding loans was 1.78% and 2.93% at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, short-term borrowings under the Credit Agreement were recorded net of unamortized loan fees of $612 and $672, respectively.

        The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at March 31, 2009 and December 31, 2008, respectively.

        In certain previous periods' financial statements, we referred to short-term borrowings under our Credit Agreement as Notes Payable on our Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Cash Flows. To better distinguish obligations due under the Credit Agreement from long-term obligations due under our Senior Notes, we now refer to borrowings under our Credit Agreement as "Short-term borrowings" in the Condensed Consolidated Statements of

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

Financial Condition and Condensed Consolidated Statements of Cash Flows included in these financial statements.

        As discussed in "Note 15—Subsequent Events", in April 2009, the Company amended its Credit Agreement to reduce the maximum permitted borrowings to $175,000, increase the applicable margin, and amend certain definitions and financial covenants.

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

        In August 2007, the Company's Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company's common stock on the open market in such amounts as determined by the Company's management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the three months ended March 31, 2009, the Company repurchased 1,006,622 shares of its common stock on the open market at an average price of $2.54 per share and for a total cost of $2,582, including sales commissions. During the three months ended March 31, 2008, the Company repurchased 596,236 shares of its common stock on the open market at an average price of $19.11 per share and for a total cost of $11,401, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

        On March 31, 2009, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividend, totaled $5,883. On March 31, 2008, the Company paid a special cash dividend of $0.125 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $14,693. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

7. EARNINGS PER SHARE

        Basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
Basic earnings per share
Net income	$11,600	$35,982
Weighted average common shares outstanding	118,364,233	117,736,242

Basic earnings per share	$0.10	$0.31

Diluted earnings per share
Net income applicable to stockholders	$11,600	$35,982
Weighted average common shares outstanding	118,364,233	117,736,242
Effect of dilutive shares:
Options and RSU's	2,036,303	2,238,778

Weighted average shares outstanding and common stock equivalents	120,400,536	119,975,020

Diluted earnings per share	$0.10	$0.30

        For the three months ended March 31, 2009 and 2008, 3,386,812 RSUs and 208,820 options, and 793,072 RSUs, respectively, were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

8. SHARE-BASED COMPENSATION

        The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan (the "2008 Equity Incentive Plan"), which was approved by the Company's stockholders on June 11, 2008. Prior to June 11, 2008, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the "2004 Equity Incentive Plan").

        The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of March 31, 2009, there were 1,221,462 shares of our common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally three years.

        Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

8. SHARE-BASED COMPENSATION (Continued)

        The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the three months ended March 31, 2009:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2008	3,961,310	$12.95
Granted	5,872,744	3.13
Vested	(632,522)	15.62
Cancelled	(90,931)	17.67

Outstanding March 31, 2009	9,110,601	$6.39

        The weighted average grant-date fair value of RSUs granted for the three months ended March 31, 2009 was $3.13 per unit, compared with $16.00 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended March 31,
	2009	2008
Compensation expense	$5,752	$7,203
Income tax benefits	$2,071	$2,683

        At March 31, 2009, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $48,699 and is expected to be recognized over a weighted- average period of 1.79 years. The total fair value of RSUs vested during the three months ended March 31, 2009 and 2008 was $9,880 and $8,901, respectively.

        As of March 31, 2009, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the "GFI Group 2002 Plan") and the GFInet inc. 2000 Stock Option Plan (the "GFInet 2000 Plan"). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model. During the three months ended March 31, 2009, there were no exercises or cancellations under the GFI Group 2002 Plan or the GFInet 2000 Plan.

9. COMMITMENTS AND CONTINGENCIES

        Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of March 31, 2009, the Company had total purchase commitments for market data of approximately $23,332, with $17,144 due within the next twelve months and $6,188 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $1,582, primarily related to network implementations in the U.K, and $136 related to hosting and software license agreements. All purchase commitments for capital expenditures and hosting and software licensing agreements are due within the next twelve months.

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

        Additionally, the Company has recorded reserves for certain contingencies to which it may have exposure, such as reserves for contingencies related to the employer portion of National Insurance Contributions in the U.K.

        The staff of the Market Regulation Department of FINRA (the "Staff") has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them by certain dealers for brokering transactions in credit default swaps. GFI Securities LLC has been cooperating with the Staff in this inquiry by responding to requests for documents, testimony and other information. In January 2009, the Staff advised GFI Securities LLC that it has made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications, between certain of GFI Securities LLC's brokers and those at other interdealer brokers, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All but one of these brokers who made the allegedly improper communications resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. We intend to vigorously contest any such disciplinary action which, if brought and/or settled, could result in a censure, fine or other sanction. Based on currently available information, the outcome of this matter is not expected to have a material adverse impact on the Company's financial position. However, the outcome of this matter may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure in this matter and there is no assurance that the resolution of this matter will not significantly exceed the reserves, if any, accrued by the Company.

        Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for third parties. Revenues for these services are transaction based. As a result, the Company's revenues could vary based upon the volume of transactions in various securities, commodities, foreign exchange and derivative markets in which the Company provides services.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

9. COMMITMENTS AND CONTINGENCIES (Continued)

        Guarantees—The Company, through its subsidiaries, is a member of certain exchanges and clearing houses. Under the membership agreements, members are generally required to guarantee certain obligations. To mitigate the performance risks of its members, the exchanges and clearing houses may, from time to time, require members to post collateral, as well as meet certain minimum financial standards. The Company's maximum potential liability under these arrangements cannot be quantified. However, management believes that the potential for the Company to be required to make payments under these arrangements is not likely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

10. FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

        Disclosure regarding the Company's financial instruments with off-balance sheet risk is described in "Note 16—Financial Instruments with Market and Credit Risks" of the Notes to the Consolidated Financial Statements contained in the Company's 2008 Form 10-K. There have been no material changes to our off-balance sheet risk during the three months ended March 31, 2009.

11. FINANCIAL INSTRUMENTS

        The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy as described in "Note 17—Financial Instruments" of the Notes to the Consolidated Financial Statements contained in the Company's 2008 Form 10-K.

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

    •
    Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps), and

  Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of and for the three months ended

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

11. FINANCIAL INSTRUMENTS (Continued)

  March 31, 2009 and for the year ended December 31, 2008, the Company did not have any Level 3 financial assets or liabilities.

Valuation Techniques

        The Company uses the following valuation techniques in valuing the financial instruments at March 31, 2009 and December 31, 2008:

        The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale securities and reported at fair value at March 31, 2009 and December 31, 2008. To the extent that the Company's trading and available-for-sale marketable securities are based on quoted market prices, these securities were categorized as Level 1.

        Fair value of the Company's foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts and management's own calculations and analyses. At March 31, 2009 and December 31, 2008, the Company's foreign exchange derivative contracts have been categorized in Level 2 of the SFAS 157 fair value hierarchy.

        The fair value of trading securities owned as a result of matched principal transactions is estimated using recently executed transactions and market price quotations. At March 31, 2009 and December 31, 2008, the Company held corporate equities that were categorized in Level 1 and corporate bonds that were categorized in Level 2 of the SFAS 157 fair value hierarchy.

        Financial Assets and Liabilities Measured at Fair Value on a recurring basis as of March 31, 2009 and December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance at March 31, 2009
Other assets	$3,643	$2,225	$5,868
Other liabilities	$26	$8,306	$8,332

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance at December 31, 2008
Other assets	$5,440	$1,678	$7,118
Other liabilities	$296	$19,687	$19,983

        Other assets include marketable securities that are accounted for either as trading or available-for-sale securities, corporate bonds and foreign exchange derivative contracts. Other liabilities include marketable securities accounted for as trading securities and foreign exchange derivative contracts.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

11. FINANCIAL INSTRUMENTS (Continued)

Derivative Financial Instruments

        The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. For the three months ended March 31, 2009 and year ended December 31, 2008, none of these contracts were designated as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). Contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statements of Income. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

        Fair values of foreign exchange derivative contracts included within other assets and other liabilities as of March 31, 2009 are as follows:

	March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133
Forward Foreign Exchange Contracts	Other Assets	$—	Other Liabilities	$8,306

Total		$—		$8,306

        As of March 31, 2009, the Company had outstanding forward foreign exchange contracts with a combined notional value of € 145.0 million (approximately $192.4 million). € 70.0 million (approximately $92.9 million) of the forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at March 31, 2009. The remaining € 75.0 million (approximately $99.5 million) are hedges of anticipated future revenues and expenses.

        The following is a summary of the effect of foreign exchange derivative contracts on the Condensed Consolidated Statements of Income for the three months ended March 31, 2009:

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives For the Three Months Ended 2009
Derivatives not designated as hedging instruments under Statement 133
Forward Foreign Exchange Contracts	Other income	$8,667

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

        GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the "SFC"), which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $387. At March 31, 2009, GFI (HK) Securities LLC's capital had fallen below the required minimum amount. GFI (HK) Securities LLC discussed this matter with the SFC and has increased its capital to meet these requirements subsequent to March 31, 2009. We do not expect to incur a penalty in connection with this period of non-compliance.

        The following table sets forth information about the net capital that certain of the Company's subsidiaries were required to maintain as of March 31, 2009:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$28,974	$88,500	$41,733	$128
Minimum Net Capital required	250	12,260	29,187	387

Excess Net Capital	$28,724	$76,240	$12,546	$(259)

        In addition to the minimum net capital requirements outlined above, certain of the Company's subsidiaries are subject to additional regulatory requirements.

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the "FIEL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain minimum "brought-in" capital and stockholders' equity of 50,000 Japanese Yen each (approximately $506), as defined under the FIEL. In addition, GFI Securities Limited's Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth, including "brought-in" capital, exceed a ratio of 120.0% of the risk equivalent amount including relevant expenditure. At March 31, 2009, GFI Securities Limited's Japanese branch was in compliance with these capital requirements.

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

        GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5,000 Hong Kong dollars (or approximately $645). At March 31, 2009, GFI (HK) Brokers Ltd. had stockholders' equity of 12,488 Hong Kong dollars (or approximately $1,611), which exceeded the minimum requirement by 7,488 Hong Kong dollars (or approximately $966).

        GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which requires that GFI Group PTE Ltd, among other things, maintain stockholders' equity of 3,000 Singapore dollars (or approximately $1,970), measured annually.

        GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $3,639). At March 31, 2009, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won.

        These regulatory rules may restrict the Company's ability to withdraw capital from its regulated subsidiaries. With the exception of GFI (HK) Securities as outlined above, the Company's regulated subsidiaries were in compliance with all minimum net capital requirements as of March 31, 2009.

13. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company has three operating segments: Americas Brokerage, Europe, Middle East and Africa ("EMEA") Brokerage and Asia Brokerage. Additionally, the Company presents its operating segments as four reportable segments: Americas Brokerage, EMEA Brokerage, Asia Brokerage and All Other. The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of the Company's corporate business activities and operations from software, analytics and market data. In prior periods, Asia Brokerage was included within the All Other segment as it did not meet the quantitative threshold for separate disclosure under SFAS 131. However, as a result of the growth experienced in Asia and the changes in the economic characteristics of the Americas and the EMEA brokerage operations, for the year ended December 31, 2008, the Company changed its reportable segments. Prior period results have been adjusted to reflect these changes in the reporting structure.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

13. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Selected financial information for the Company's reportable segments is presented below for periods indicated:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Revenues:
Americas Brokerage	$89,912	$119,849
EMEA Brokerage	93,307	149,559
Asia Brokerage	14,783	29,180
All Other	18,233	16,012

Total Consolidated Revenues	$216,235	$314,600

Interest Revenue:
Americas Brokerage	$—	$5
EMEA Brokerage	—	8
Asia Brokerage	—	—
All Other	497	2,670

Total Consolidated Interest Revenues	$497	$2,683

Interest Expense:
Americas Brokerage	$9	$15
EMEA Brokerage	166	463
Asia Brokerage	2	—
All Other	2,292	2,607

Total Consolidated Interest Expense	$2,469	$3,085

Depreciation and Amortization:
Americas Brokerage	$—	$—
EMEA Brokerage	—	—
Asia Brokerage	—	—
All Other	7,839	7,922

Total Consolidated Depreciation and Amortization	$7,839	$7,922

Income before Provision for Income Taxes:
Americas Brokerage	$21,122	$38,811
EMEA Brokerage	30,113	53,510
Asia Brokerage	(1,886)	8,729
All Other	(31,224)	(43,479)

Total Consolidated Income before Provision for Income taxes	$18,125	$57,571

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

        Information regarding revenues for the three months ended March 31, 2009 and 2008, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of March 31, 2009 and December 31, 2008, respectively, are as follows:

	Three Months Ended March 31,
	2009	2008
Revenues:
United States	$90,541	$117,780
United Kingdom	87,389	135,062
Other	38,305	61,758

Total	$216,235	$314,600

	March 31, 2009	December 31, 2008
Long-lived Assets, as defined:
United States	$61,289	$61,648
United Kingdom	16,763	17,824
Other	5,439	5,709

Total	$83,491	$85,181

        Revenues are attributed to geographic areas based on the location of the relevant legal entities.

14. OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2009	2008
(Loss) gain on available-for-sale securities
Before Tax Amount	$(559)	$845
Tax Benefit/(Expense)	157	(254)

After Tax Amount	$(402)	$591

Foreign currency translation adjustment
Before Tax Amount	$(822)	$(800)
Tax Benefit	355	350

After Tax Amount	$(467)	$(450)

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

15. SUBSEQUENT EVENTS

        In April 2009, the Company repurchased 100,000 shares of its common stock on the open market at an average price of $3.44 per share and for a total cost of $347, including sales commissions.

        In April 2009, the Company amended its Credit Agreement to reduce the maximum permitted borrowings to $175,000, increase the applicable margin and amend certain definitions and financial covenants.

        In April 2009, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on May 29, 2009 to shareholders of record on May 15, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the "Company") as of March 31, 2009, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2008, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
May 8, 2009

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report on Form 10-Q (this "Form 10-Q") contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

  •
  the risks and other factors described under the heading "Risk Factors" and elsewhere in our 2008 Form 10-K;

  •
  economic, political and market factors affecting trading volumes, securities prices or demand for our brokerage services;

  •
  financial difficulties experienced by our customers or key participants in the markets in which we focus our brokerage services;

  •
  the growth of our operations generally or of specific products or services;

  •
  our ability to attract and retain key personnel, including highly qualified brokerage personnel;

  •
  our entrance into new brokerage markets, including investments in establishing new brokerage desks;

  •
  competition from current and new competitors;

  •
  our ability to keep up with rapid technological change and to continue to develop and support our electronic brokerage systems in a cost effective manner;

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

  •
  changes in the availability of capital.

        The foregoing risks and uncertainties, as well as those risks discussed under the headings "Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 3—Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Quarterly Report, may cause actual results to differ materially from the forward- looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Environment

        As an inter-dealer broker, our results of operations are impacted by a number of external market factors, including market volatility, the organic growth of the derivative and cash markets in which we provide our brokerage services, the particular mix of transactional activity in our various products, the competitive environment in which we operate and, increasingly, the financial condition of the dealers, hedge funds and other market participants to whom we provide our services. Outlined below are management's observations of these external market factors during the most recent fiscal period. The factors outlined below are not the only factors that have impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

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

        Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions. During the first quarter of 2009, many of the markets in which we operate experienced lower volatility than the first quarter of 2008 as the global credit crisis and recessionary environment continued to depress share, index and asset values following the large declines in the second half of 2008. The combination of these and other factors led to dealers and hedge funds committing less capital in certain markets and geographical regions, which resulted in generally lower trading activity in many of our markets in the first quarter of 2009 as compared to the first quarter of 2008.

        The credit markets showed some signs of returning to normalcy in the first quarter of 2009 after coming to a virtual halt in the latter half of 2008. Although the global credit crisis and recessionary environment continued and the financial condition of banks remained a primary concern to investors, the credit markets experienced moderate levels of volatility during the first quarter of 2009. Treasuries, which generated strong performance in 2008, sold off in the first quarter of 2009, while investors sought out high quality investment grade corporate bonds. Yields on lower quality bonds reached historic levels and also attracted the attention of issuers and drove up bond prices. Corporate issuance was strong in both the U.S. and Europe.

        The global equity markets experienced relatively subdued volatility levels in the first quarter of 2009 as compared with the first quarter of 2008 as demonstrated by historical price volatility on the Chicago Board Options Exchange SPX ("VIX") and the Dow Jones VSTOXX volatility indices. Global equity markets were generally down in the quarter although emerging markets showed some resiliency following steep declines during the second half of 2008. In the first quarter of 2009, the Dow Jones Industrial Average was down 13%, the Dow Jones World Index, excluding the U.S., was down 12% in U.S. dollar terms, and the MSCI Emerging Market Index was up 0.5%. European stocks generally were in-line with or underperformed U.S. stocks while emerging markets such as Brazil, Russia and China grew 9%, 9% and 30%, respectively, from the previous year. The equity markets were bolstered towards the end of the quarter by new government stimulus proposals and better than expected earnings reported by several banks.

        Interest rate and foreign exchange markets experienced moderate volatility resulting from continued global economic uncertainty and aggressive monetary and fiscal policy on the part of the U.S. Federal Reserve Bank and central banks worldwide. As the U.S. and European economies remained in recession and the credit crisis continued into 2009, investors continued to seek the safety of the U.S. Dollar and U.S. Treasury bonds. The U.S. Dollar strengthened 5.0% against the Euro, 9%

versus the Japanese Yen and 4% against a trade weighted basket of currencies in the first quarter of 2009. The U.S. Dollar also strengthened significantly versus many Latin American currencies.

        The commodity markets experienced periods of moderate to heightened volatility in the first quarter of 2009. Oil prices rose 11% to $49.66 a barrel, gasoline futures rose 39% and gold gained 4% in the first quarter of 2009. The Dow Jones-AIG Commodity Index was down 6.4% during the quarter, although commodity prices rallied in March due, in part, to increased inflationary concerns resulting from aggressive government fiscal policy.

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

        The International Swaps and Derivatives Association ("ISDA") released its Year-End 2008 Market Survey in April 2009 detailing growth in global notional amounts outstanding in various over-the-counter markets. Notional amounts outstanding includes new transactions and those from previous periods. The ISDA statistics indicated that there was a decline in the notional outstanding for many derivative categories over the previous Year-End and Mid-Year results, including credit default swaps, which were down 38.0% year over year and 29% sequentially, and equity derivatives, which were down 13% year over year and 26.9% sequentially. Interest rate derivatives grew 5.0% year over year and declined 13% sequentially. ISDA attributed these declines to the industry's efforts to shrink balance sheet exposure and credited the industry's portfolio compression efforts for the large drop in credit default swaps.

        Many OTC derivatives products have trended toward lower trading volumes as market participants deploy less trading capital due to investor redemptions and reduced borrowing capacity. Evidence of this trend can be seen in the reduced transaction volumes of certain products traded on futures exchanges. For several years, exchange traded derivatives have exhibited similar growth rates to those of related OTC derivative markets. In the first quarter of 2009, the CME Group, Inc. ("CME"), excluding its New York Mercantile Exchange ("NYMEX") operations, reported a 37% decline in average daily volumes, NYMEX reported a 3% drop in average daily volumes, and IntercontinentalExchange, Inc. ("ICE") reported 7% and 18% declines in the average volumes of its North American futures and Canadian futures businesses and 16% and 35% declines in average daily commissions of its OTC energy and OTC credit products businesses, respectively.

        In addition, newer products and our expansion into growing markets and new geographical areas have historically contributed to the growth in our brokerage revenues. For example, in recent years we have been a leading broker in developing product areas such as shipping, property and insurance derivatives, and our currency and interest rate derivatives brokerage businesses have benefited from the growth, until recently, of emerging markets in Eastern Europe, Asia and Latin America. While hedge fund deleveraging in the structured credit and high yield markets have recently led to lower volumes in these products, transactional volumes in single name and index credit derivative products have held up better. Our recent expansion in Calgary, Santiago, Dubai and Tel Aviv seeks to capitalize on regional growth opportunities.

Competitive Environment

        Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the first quarter of 2009. In addition, in April of 2008, almost two dozen of our credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations. This event has resulted in increased competition, legal expenses and costs related to restaffing our North American credit operations in the first quarter of 2009.

        The consolidation and personnel layoffs by dealers, hedge funds and other market participants during 2008 and the first quarter of 2009 may lead to increased competition to provide brokerage services to a smaller number of market participants in the near term.

        Efforts to regulate credit derivatives and to create a central clearinghouse for credit derivatives carried into 2009 from the second half of 2008 as the credit crisis and failure of Lehman Brothers led to calls for better management of counterparty risk exposure. As a result, there may be increased competition from exchanges and other market participants as the credit markets in the U.S. and Europe emphasize central clearing, automation and increased transparency. In March of 2009, ICE completed its purchase of The Clearing Corporation and formed ICE Trust, a provider of clearing services for the credit derivative markets. We maintain an economic interest in ICE Trust, which became the first clearing house to process credit default swaps during the quarter. Other clearing houses are in various stages of establishing clearing facilities for credit derivative products and several received regulatory approval to commence operations during the quarter.

Financial Overview

        As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three month period ended March 31, 2009:

  Our revenues have decreased 31.3% from $314.6 million for the three months ended March 31, 2008 to $216.2 million for the three months ended March 31, 2009. The main factors contributing to our revenue decrease were:

    •
    Dealer and hedge fund deleveraging leading to less capital being deployed in certain markets;

    •
    The departure of over two dozen of our New York credit brokers to a competitor in April 2008;

    •
    Reduced trading volumes in certain structured derivative and emerging markets in which we have a leading position;

    •
    The global credit crisis and recessionary environment, depressed share, index and asset values globally and impacted revenues in Europe where commissions are based on notional values;

    •
    The strengthening of the U.S. Dollar adversely impacted our foreign currency revenues, particularly in Europe;

    •
    Increased competition in certain derivative markets, including credit derivatives in North America; and

    •
    Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets.

  Partially offsetting this decrease were several factors benefiting our brokerage and other revenues, including:

    •
    Substantial growth in our cash fixed income business;

    •
    Realized and unrealized gains of $8.7 million on foreign currency hedges; and

    •
    A $1.9 million increase in Trayport revenues in the first quarter of 2009 compared to the first quarter of 2008.

  The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and benefits decreased from $193.2 million for the three months ended March 31, 2008 to $145.5 million for the three months ended March 31, 2009. The main factors contributing to the decline in employee compensation and benefits were a decrease in performance bonuses for brokerage personnel.

  Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. Within this overall compensation and employee benefits, employment costs of our brokerage personnel are the key component. Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Broker performance bonuses decreased from $111.5 million for the three months ended March 31, 2008 to $66.7 million for the three months ended March 31, 2009. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

  Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements. Expenses relating to sign-on bonuses increased from $7.2 million for the three months ended March 31, 2008 to $10.7 million for the three months ended March 31, 2009. These sign-on bonuses may be paid in the form of cash, restricted stock units ("RSUs") or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years. These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee's employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

        The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$125,399	$239,089
Principal transactions	72,215	59,094

Total brokerage revenues	197,614	298,183
Software, analytics and market data	13,052	11,259
Interest income	497	2,683
Other income	5,067	2,475

Total revenues	216,235	314,600

EXPENSES:
Compensation and employee benefits	145,548	193,198
Communications and market data	11,498	11,181
Travel and promotion	7,480	11,723
Rent and occupancy	5,150	6,614
Depreciation and amortization	7,839	7,922
Professional fees	5,091	5,012
Clearing fees	8,107	11,202
Interest	2,469	3,085
Other expenses	4,928	7,092

Total expenses	198,110	257,029

Income before provision for income taxes	18,125	57,571
Provision for income taxes	6,525	21,589

Net income	$11,600	$35,982

        The following table sets forth our condensed consolidated results of income as a percentage of our total revenues for the periods indicated:

	Three Months Ended March 31,
	2009	2008
REVENUES:
Brokerage revenues:
Agency commissions	58.0%	76.0%
Principal transactions	33.4	18.8

Total brokerage revenues	91.4	94.8
Software, analytics and market data	6.0	3.6
Interest income	0.2	0.9
Other income	2.4	0.8

Total revenues	100.0%	100.0%

EXPENSES:
Compensation and employee benefits	67.3	61.4
Communications and market data	5.3	3.6
Travel and promotion	3.5	3.7
Rent and occupancy	2.4	2.1
Depreciation and amortization	3.6	2.5
Professional fees	2.4	1.6
Clearing fees	3.7	3.6
Interest	1.1	1.0
Other expenses	2.3	2.3

Total expenses	91.6%	81.7%

Income before provision for income taxes	8.4%	18.3%
Provision for income taxes	3.0	6.9

Net income	5.4%	11.4%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

        Net income for the three months ended March 31, 2009 was $11.6 million as compared to net income of $36.0 million for the three months ended March 31, 2008, a decrease of $24.4 million or approximately 67.8%. Total revenues decreased by $98.4 million, or 31.3%, to $216.2 million for the three months ended March 31, 2009 from $314.6 million for the prior year. Our decreased revenues were primarily due to lower brokerage revenues across each of our product categories. Total expenses decreased by $58.9 million, or 22.9%, to $198.1 million for the three months ended March 31, 2009 from $257.0 million for the prior year. Expenses decreased primarily because of decreased compensation expense for the quarter ended March 31, 2009, which was attributable to a decrease in performance-based bonus expense as a result of lower brokerage revenues.

        The following table sets forth the changes in revenues for the three months ended March 31, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2009	%*	2008	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Credit	$74,404	34.4%	$110,695	35.2%	$(36,291)	(32.8)%
Equity	53,394	24.7	78,716	25.0	(25,322)	(32.2)
Financial	31,091	14.4	52,020	16.5	(20,929)	(40.2)
Commodity	38,725	17.9	56,752	18.0	(18,027)	(31.8)

Total brokerage revenues	197,614	91.4	298,183	94.8	(100,569)	(33.7)
Other revenues	18,621	8.6	16,417	5.2	2,204	13.4

Total Revenues	$216,235	100.0%	$314,600	100.0%	$(98,365)	(31.3)%

*
Denotes % of total revenues

**
Denotes % change in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008

•
Brokerage Revenues—We offer our brokerage services in four broad product categories: credit, equity, financial and commodity. Below is a discussion on our brokerage revenues by product category.

•
Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) decreased by approximately 33.5% for the first quarter of 2009 compared to the comparable period in 2008.

•
The decrease in credit product brokerage revenues of $36.3 million in 2009 was due to a number of factors, including dealer and hedge fund deleveraging during 2008, the defection of approximately two dozen North American credit brokers to a competitor in April 2008, and uncertainty about the changing market structure and the effect of proposed government and regulatory actions in the U.S. and Europe. Growth in fixed income product revenues in Europe and North America partially offset a substantial decline in credit derivative product revenues compared to the first quarter of last year. Our credit product brokerage personnel headcount increased by 5 to 275 employees at March 31, 2009 from 270 employees at March 31, 2008.

•
The decrease in equity product brokerage revenues of $25.3 million in 2009 was primarily due to lower revenues in Europe, which was impacted by depressed share values in Europe where cash equity and equity derivative commissions are based on notional values. The equity markets also experienced decreased volatility in the first quarter of 2009 as compared to the previous year. Our equity product brokerage personnel headcount increased by 1 to 233 employees at March 31, 2009 from 232 employees at March 31, 2008.

•
The decrease in financial product brokerage revenues of $20.9 million in 2009 was primarily attributable to dealers pulling back operations in emerging markets and Asia, the sale of our global U.S. dollar interest rate swap business to a third party in March of 2008, and the restructuring that we implemented in the second half of 2008. Our financial product headcount declined to 248 employees at March 31, 2009 from 257 employees from previous year.

    •
    The decrease in commodity product brokerage revenues of $18.0 million in 2009 was primarily attributable to our dry freight business in Europe and Asia which was significantly impacted by the collapse of the Baltic Dry Freight Index in the fourth quarter of 2008. In addition, the global recessionary environment and market participants' focus on risk reduction also contributed to the decrease in commodity revenue as market participants traded more actively in short-dated, exchange-traded products. Our commodity product brokerage personnel headcount decreased by 7 to 283 employees at March 31, 2009 from 290 employees at March 31, 2008.

  •
  Other Revenues

      The increase in other revenues in 2009 to $18.6 million from $16.4 million in 2008 was primarily related to a $1.9 million increase in Trayport revenues. Also contributing to the increase were net realized and unrealized gains of $1.6 million related to foreign currency hedges and transactions and a $0.7 million gain related to our investment in The Clearing Corporation as compared to the first quarter of 2008. These increases were partially offset by a $2.2 million decrease in interest income resulting from lower interest rates on cash balances. As we acquired Trayport on January 31, 2008, the first quarter of 2008 included only two months of revenue contribution from Trayport.

Expenses

        The following table sets forth the changes in expenses for the three months ended March 31, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Three Month Ended March 31,
					Increase (Decrease)
	2009	%*	2008	%*		%**
Expenses
Compensation and employee benefits	$145,548	67.3%	$193,198	61.4%	$(47,650)	(24.7)%
Communications and market data	11,498	5.3	11,181	3.6	317	2.8
Travel and promotion	7,480	3.5	11,723	3.7	(4,243)	(36.2)
Rent and occupancy	5,150	2.4	6,614	2.1	(1,464)	(22.1)
Depreciation and amortization	7,839	3.6	7,922	2.5	(83)	(1.0)
Professional fees	5,091	2.4	5,012	1.6	79	1.6
Clearing fees	8,107	3.7	11,202	3.6	(3,095)	(27.6)
Interest	2,469	1.1	3,085	1.0	(616)	(20.0)
Other expenses	4,928	2.3	7,092	2.3	(2,164)	(30.5)

Total Expenses	$198,110	91.6%	$257,029	81.7%	$(58,919)	(22.9)%

*
Denotes % of total revenues

**
Denotes % change in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008

•
Compensation and Employee Benefits

•
The decrease in compensation and employee benefits expenses of $47.7 million in the first quarter of 2009 was primarily attributable to a decrease in brokerage revenues and corresponding performance bonuses.

•
Total compensation and employee benefits as a percentage of total revenues increased to 67.3% for the three months ended March 31, 2009 as compared to 61.4% for the same period in the prior year. Our significantly lower broker productivity, higher fixed compensation costs as a percent of revenue, and the severance costs related to a back office restructuring in the first quarter of 2009, all led to higher compensation expense as a percentage of revenue as compared to the same period in 2008. In addition, in April 2008, almost two dozen of our credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations. The departure of these employees resulted in increased hiring, compensation and litigation costs.

    •
    Bonus expense represented 50.8% and 63.5% of total compensation and employee benefits expense for the three months ended March 31, 2009 and 2008, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 7.6% and 3.9% of total compensation and employee benefits for the three months ended March 31, 2009 and 2008, respectively. This increase in sign-on expense is primarily due to a large increase in sign-on and retention bonuses paid in 2008 in connection with the restaffing of our North American credit division.

  •
  All Other Expenses

  •
  The decrease in travel and promotion was primarily attributable to lower broker entertainment expenses. Travel and promotion, as a percentage of our total brokerage revenues for the three months ended March 31, 2009, decreased slightly to 3.8% from 3.9% for the same period from the prior year.

  •
  The decrease in rent and occupancy of $1.5 million was primarily due to a reduction of redundant office space in the first quarter of 2009. In the first quarter of 2008, we were incurring rent on both the 55 Water Street and 100 Wall Street locations. We completed our move to our current New York headquarters in September of 2008.

  •
  The decrease in clearing fees was primarily due to the decline in our cash equities business in Europe. Clearing fees, as a percentage of our total revenues from principal transactions decreased to 11.2% for the three months ended March 31, 2009, from 19.0% for the same period from the prior year. This decrease was primarily due to the change in product mix as our cash fixed income business increased relative to our cash equities business. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

  •
  The decrease in interest expense was due to lower prevailing interest rates in the three months ended March 31, 2009, as compared to the same period in 2008, offset by an increase in average borrowings outstanding during those periods.

  •
  The decrease in other expenses was primarily due to a decrease in litigation expenses, license fees paid to third parties, and a reduction in certain investment losses.

  •
  Our effective tax rate was 36% for the three months ended March 31, 2009 as compared to 37.5% for the same period in the prior year. The reduction in the effective tax rate was primarily due to decreases in state and local taxes, as well as an increase in tax benefits related to our foreign operations. The reduction in state and local taxes was due, in part, to changes in state apportionment rules that lowered our effective state and local tax rates.

Results of Segment Operations

        The Company has three operating segments: Americas Brokerage, Europe, Middle East and Africa ("EMEA") Brokerage and Asia Brokerage. Additionally, the Company presents its operating segments as four reportable segments: Americas Brokerage, EMEA Brokerage, Asia Brokerage and All Other. The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of the Company's corporate business activities and its software, analytics and market data operations. In prior periods, Asia Brokerage was included within the All Other segment as it did not meet the quantitative threshold for separate disclosure under SFAS 131. However, as a result of the growth experienced in Asia and the changes in the economic characteristics of the Americas and the EMEA brokerage operations, for the year ended December 31, 2008, the Company changed its reportable segments. Prior period results have been adjusted to reflect the changes in the reporting structure.

        The following tables summarize our revenues, expenses and pre-tax income by segment:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Revenues:
Americas Brokerage	$89,912	$119,849
EMEA Brokerage	93,307	149,559
Asia Brokerage	14,783	29,180
All Other	18,233	16,012

Total Consolidated Revenues	$216,235	$314,600

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Expenses:
Americas Brokerage	$68,790	$81,038
EMEA Brokerage	63,194	96,049
Asia Brokerage	16,669	20,451
All Other	49,457	59,491

Total Expenses	$198,110	$257,029

	Three Months ended March 31,
	2009	2008
	(dollars in thousands)
Pre-tax Income/(Loss):
Americas Brokerage	$21,122	$38,811
EMEA Brokerage	30,113	53,510
Asia Brokerage	(1,886)	8,729
All Other	(31,224)	(43,479)

Total Pre-Tax Income	$18,125	$57,571

Segment Results for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

  •
  Revenues

  •
  Revenues for Americas Brokerage decreased $29.9 million, or 25.0%, to $89.9 million for the three months ended March 31, 2009 from $119.8 million for the three months ended March 31, 2008. Revenues for EMEA Brokerage decreased $56.3 million, or 37.6%, to $93.3 million for the three months ended March 31, 2009 from $149.6 million for the three months ended March 31, 2008. Revenues for Asia Brokerage decreased $14.4 million, or 49.3%, to $14.8 million for the three months ended March 31, 2009 from $29.2 million for the three months ended March 31, 2008. Total revenues for our three brokerage segments decreased by $101.0 million, or 33.8%, to $197.6 million for the three months ended March 31, 2009 from $298.6 million for the three months ended March 31, 2008. The decline in revenues was primarily due to decreased brokerage revenues in all products and geographical regions resulting from the factors described above under "Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008".

  •
  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues from All Other increased by $2.2 million, or 13.9%, to $18.2 million for the three months ended March 31, 2009 from $16.0 million for the three months ended March 31, 2008. This increase was primarily related to a $1.9 million increase in Trayport revenues. Also contributing to the increase were net realized and unrealized gains of $1.6 million related to foreign currency hedges and transactions and a $0.7 million gain related to our investment in The Clearing Corporation as compared to the first quarter of 2008. These increases were partially offset by a $2.2 million decrease in interest income resulting from lower interest rates on cash balances. As we acquired Trayport on January 31, 2008, the first quarter of 2008 included only two months of revenue contribution from Trayport.

  •
  Expenses

  •
  Expenses for Americas Brokerage decreased $12.2 million, or 15.1%, to $68.8 million for the three months ended March 31, 2009 from $81.0 million for the three months ended March 31, 2008. Expenses for EMEA Brokerage decreased $32.8 million, or 34.2%, to $63.2 million for the three months ended March 31, 2009 from $96.0 million for the three months ended March 31, 2008. Expenses for Asia Brokerage decreased $3.8 million, or 18.5%, to $16.7 million for the three months ended March 31, 2009 from $20.5 million for the three months ended March 31, 2008. Total expenses for our three brokerage segments decreased by $48.9 million, or 24.7%, to $148.7 million for the three months ended March 31, 2009 from $197.5 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in compensation and employee benefits, travel and promotion and clearing fees, as well as other factors described above under "Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008".

      The Company records certain direct expenses other than compensation and employee benefits to the operating segments; however, the Company does not allocate certain expenses to its operating segments that are managed separately at the corporate level. The unallocated costs including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses are included in the expenses for All Other described below. Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments.

    •
    Total expenses for All Other decreased by $10.0 million, or 16.9%, to $49.5 million for the three months ended March 31, 2009 from $59.5 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in compensation and employee benefits, rent and occupancy, depreciation and amortization, interest and other expenses.

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited statement of operations data for the period from April 1, 2007 to March 31, 2009. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$125,399	$143,556	$182,591	$192,074	$239,089	$186,827	$198,405	$179,466
Principal transactions	72,215	50,272	43,771	53,532	59,094	51,366	46,467	42,044

Total brokerage revenues	197,614	193,828	226,362	245,606	298,183	238,193	244,872	221,510
Software, analytics and market data	13,052	12,800	14,034	13,157	11,259	4,850	4,855	4,491
Contract revenue	5	28	—	45	13	—	11	204
Interest income	497	1,669	2,187	2,078	2,683	2,726	2,589	2,297
Other income (loss)	5,067	(12,089)	555	643	2,462	1,590	2,416	(380)

Total revenues	216,235	196,236	243,138	261,529	314,600	247,359	254,743	228,122

Expenses
Compensation and employee benefits	145,548	137,583	176,462	158,730	193,198	151,020	158,845	143,474
Communications and market data	11,498	12,245	12,640	11,744	11,181	11,538	11,329	11,299
Travel and promotion	7,480	8,897	11,845	13,291	11,723	13,057	9,929	10,170
Rent and occupancy	5,150	5,363	14,969	6,759	6,614	6,132	6,439	5,529
Depreciation and amortization	7,839	7,827	7,192	8,449	7,922	6,992	6,747	5,720
Professional fees	5,091	6,081	7,756	7,351	5,012	5,539	4,459	4,332
Clearing fees	8,107	9,706	12,026	10,486	11,202	10,200	8,063	6,940
Interest	2,469	3,993	3,508	3,748	3,085	1,522	1,703	2,002
Other expenses	4,928	4,847	7,317	4,620	7,086	6,023	4,574	6,909
Contract costs	—	46	—	16	6	—	6	127

Total expenses	198,110	196,588	253,715	225,194	257,029	212,023	212,094	196,502

Income (loss) before income taxes	18,125	(352)	(10,577)	36,335	57,571	35,336	42,649	31,620
Provision for (benefit from) income taxes	6,525	(544)	(3,861)	12,687	21,589	10,128	16,746	12,553

Net income (loss)	$11,600	$192	$(6,716)	$23,648	$35,982	$25,208	$25,903	$19,067

        The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Revenues
Brokerage revenues:
Agency commissions	58.0%	73.2%	75.1%	73.4%	76.0%	75.5%	77.9%	78.7%
Principal transactions	33.4	25.6	18.0	20.5	18.8	20.8	18.2	18.4

Total brokerage revenues	91.4	98.8	93.1	93.9	94.8	96.3	96.1	97.1
Software, analytics and market data	6.0	6.5	5.8	5.0	3.6	2.0	1.9	2.0
Contract revenue	—	—	—	—	—	—	—	0.1
Interest income	0.2	0.9	0.9	0.8	0.9	1.1	1.0	1.0
Other income (loss)	2.4	-6.1	0.2	0.3	0.8	0.6	0.9	-0.2

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	67.3%	70.1%	72.6%	60.7%	61.4%	61.1%	62.4%	62.9%
Communications and market data	5.3	6.2	5.2	4.5	3.6	4.7	4.4	5.0
Travel and promotion	3.5	4.5	4.9	5.1	3.7	5.3	3.9	4.5
Rent and occupancy	2.4	2.7	6.2	2.6	2.1	2.5	2.5	2.4
Depreciation and amortization	3.6	4.0	3.0	3.2	2.5	2.8	2.6	2.5
Professional fees	2.4	3.1	3.2	2.8	1.6	2.2	1.8	1.9
Clearing fees	3.7	4.9	4.9	4.0	3.6	4.1	3.2	3.0
Interest	1.1	2.0	1.4	1.4	1.0	0.6	0.7	0.9
Other expenses	2.3	2.5	3.0	1.8	2.3	2.4	1.8	3.0
Contract costs	—	—	—	—	—	—	—	0.1

Total expenses	91.6%	100.2%	104.4%	86.1%	81.7%	85.7%	83.3%	86.1%

Income (loss) before income taxes	8.4	-0.2	-4.4	13.9	18.3	14.3	16.7	13.9
Provision for (benefit from) income taxes	3.0	-0.3	-1.6	4.9	6.9	4.1	6.5	5.5

Net (loss) income	5.4%	0.1%	-2.8%	9.0%	11.4%	10.2%	10.2%	8.4%

Liquidity and Capital Resources

        Net cash used in operating activities was $0.3 million for the three months ended March 31, 2009, compared with $41.7 million provided by operating activities for the three months ended March 31, 2008, a decrease of $42.1 million. This decrease is, in large part, attributable to the decline in our net income to $11.6 million for the three months ended March 31, 2009, from $36.0 million for the three months ended March 31, 2008. Items which reconcile net income to net cash used in operating activities such as depreciation, amortization of deferred compensation, unrealized foreign currency gains and losses, and other items decreased by $11.0 million as compared to the three months ended March 31, 2008. Additionally, working capital utilization increased by $6.7 million in the first quarter of 2009 relative to the same period in 2008. The increase in working capital utilized is primarily related to a $6.9 million increase in net receivables from brokers, dealers and clearing organizations, a net decrease in other liabilities of $37.2 million, and was offset by a $33.3 million decline in the change in commissions receivable and a $4.0 million decrease in the change in other assets.

        Net cash used in investing activities for the three months ended March 31, 2009 was $5.4 million compared to $178.2 million used in the three months ended March 31, 2008. The decrease in cash used for investing activities was primarily attributable to $149.9 million in net cash used for the acquisition of substantially all of the outstanding shares of Trayport Ltd. in January 2008. See Note 4 to the Condensed Consolidated Financial Statements for further details of the Trayport acquisition. Additionally, the decrease in cash used in investing activities was due to a decrease in capital expenditures related to the relocation of our corporate offices which we completed in 2008.

        Net cash used in financing activities for the three months ended March 31, 2009 was $14.7 million, compared to $164.7 million provided by financing activities for the three months ended March 31, 2008. The cash used in financing activities primarily consisted of repayments of borrowings of $4.0 million under the Credit Agreement, payments for cash dividends of $5.9 million and $2.6 million in repurchases of common stock in the three months ended March 31, 2009. Subsequent to March 31, 2009, the Company amended its Credit Agreement to reduce the maximum permitted borrowings to $175.0 million, increase the applicable margin and amend certain definitions and financial covenants. See Notes 5 and 15 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

        Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte Ltd and GFI Korea Money Brokerage Limited. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. These subsidiaries are subject to the regulatory capital and compliance requirements described in Note 12 to the Condensed Consolidated Financial Statements. At March 31, 2009, with the exception of GFI (HK) Securities LLC as outlined in Note 12 to the Condensed Consolidated Financial Statements, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements. Subsequent to March 31, 2009, GFI (HK) Securities LLC increased its capital to meet its regulatory capital requirements. See Note 12 to the Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements. In addition, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business.

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

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of March 31, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$122,205	$11,772	$21,451	$17,917	$71,065
Short-term borrowings(1)	161,000	161,000	—	—	—
Interest on Long-term obligations	19,608	4,902	9,804	4,902	—
Long-term obligations	60,000	—	—	60,000	—
Purchase obligations(2)	25,050	18,025	7,025	—	—

Total	$387,863	$195,699	$38,280	$82,819	$71,065

(1)
Amounts listed under Short-term borrowings represent outstanding borrowings under our Credit Agreement and vary from the Short-term borrowings reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees. See Note 5 to the Condensed Consolidated Financial Statements for further information.

(2)
Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures for the implementation of a redundant data and software application facility and other purchase commitments for capital expenditures, hosting and software licensing agreements. See Note 9 to our Condensed Consolidated Financial Statements for further discussion of these obligations.

        We have unrecognized tax benefits of approximately $6.7 million after recognizing the impact of the adoption of FIN 48. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

        The Company did not have any off-balance sheet arrangements at March 31, 2009.

Critical Accounting Policies and Estimates

        We have disclosed in Note 2 to our Condensed Consolidated Financial Statements and in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our 2008 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2008 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for financial statements issued for fiscal years beginning after

December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007) ("SFAS 141(R)"). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true-mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP 157-2"), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted SFAS 157 for those nonfinancial assets and liabilities as noted in FSP 157-2 on January 1, 2009. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and was adopted by the Company on January 1, 2009. See Note 11 to the Condensed Consolidated Financial Statements for disclosures on Derivative Instruments.

        In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset's fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, "Earnings Per Share". FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies ("FSP 141(R)-1"). FSP 141(R)-1 addresses the criteria and disclosures for recognition of an acquired asset or liability assumed in a business combination that arises from a contingency. FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP 141(R)-1 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. These disclosures are also required in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 and APB 28-1 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP FAS 115-2 and FAS 124-2"). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. FSP FAS 157-4 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our quantitative and qualitative disclosures about market risk are described in "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A—Quantitative and Qualitative Disclosures about Market Risk" contained in the 2008 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2009.

Foreign Currency Exposure Risk

        We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the three months ended March 31, 2009.

        While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro and the British Pound Sterling both strengthened by 10% against the U.S. Dollar, the net impact to our net income would have been a reduction of approximately $2.2 million.

ITEM 4.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the end of the period covered by this report.

        In addition, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

        In April 2008, Donald P. Fewer, formerly the head of our North American credit division resigned. Following Mr. Fewer's resignation, 22 of our credit brokerage staff resigned and defected to a competitor, notwithstanding various contractual obligations and fiduciary duties. In connection with these actions, GFI Securities LLC has commenced an arbitration proceeding before the Financial Industry Regulatory Authority ("FINRA") Dispute Resolution against two subsidiaries of Compagnie Financiere Tradition and certain of the departing employees asserting a number of claims, including tortious interference with contract, breach of fiduciary duty, unfair competition, misappropriation of confidential and proprietary information and the violation of certain FINRA rules of conduct and breach of contract. Certain former employees who are parties to the proceedings have also filed counterclaims against GFI Securities LLC and the Company seeking monetary damages for, inter alia, the alleged breach of their employment agreements. In the Supreme Court of the State of New York, Mr. Fewer has filed a lawsuit alleging the Company breached obligations to him, in which the Company has asserted counterclaims based upon his breach of contract and fiduciary duties. In connection with these various proceedings, the Company or its affiliates are seeking monetary damages in an amount to be determined in the course of such proceedings. The Company and its affiliates will vigorously defend itself against the claims brought by these former employees.

        The staff of the Market Regulation Department of FINRA (the "Staff") has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them by certain dealers for brokering transactions in credit default swaps. GFI Securities LLC has been cooperating with the Staff in this inquiry by responding to requests for documents, testimony and other information. In January 2009, the Staff advised GFI Securities LLC that it has made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications between certain of GFI Securities LLC's brokers and those at other interdealer brokers, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All but one of these brokers who made the allegedly improper communications resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition, as described above. We intend to vigorously contest any such disciplinary action which, if brought and/or settled, could result in a censure, fine or other sanction.

        Based on currently available information, the outcome of these matters are not expected to have a material adverse impact on the Company's financial position. However, the outcome of these matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed the reserves, if any, accrued by the Company.

ITEM 1A.    RISK FACTORS

        There have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K. For a discussion of the risk factors affecting the Company, see "Risk Factors" in Part I, Item 1A of our 2008 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended March 31, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(C)	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
January
Stock Repurchase Program(a)	—	$—	—	1,661,293
Employee Transactions(b)	90,636	$3.25	N/A	N/A
February
Stock Repurchase Program(a)	—	$—	—	2,003,491
Employee Transactions(b)	7,764	$2.79	N/A	N/A
March
Stock Repurchase Program(a)	1,006,622	$2.54	1,006,622	4,866,122
Employee Transactions(b)	139,228	$3.44	N/A	N/A
Total
Stock Repurchase Program(a)	1,006,622	$2.54	1,006,622	4,866,122
Employee Transactions(b)	237,628	$3.34	N/A	N/A

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

ITEM 6.    EXHIBITS

        Exhibits:

Exhibit No.	Description
10.1	Amendment No. 2 to Employment Agreement, dated March 30, 2009, between GFI Group Inc. and Ronald Levi.
10.2	Fourth Amendment to Credit Agreement, dated as of April 28, 2009.
15	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2009.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
Name: James A. Peers Title: Chief Financial Officer (principal financial and accounting officer)