Form 10-Q
period 2009-06-30
GFI Group Inc.
filed 2009-08-10
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                  TO

Commission File No: 000-51103

GFI GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0006224
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

55 Water Street, New York, NY	10041
(Address of principal executive offices)	(Zip Code)

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

The number of shares of registrant’s common stock outstanding on July 31, 2009 was 117,923,372.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$334,836	$342,375
Deposits with clearing organizations	8,211	8,492
Accrued commissions receivable, net of allowance for doubtful accounts of $4,224 and $3,854 at June 30, 2009 and December 31, 2008, respectively	102,190	111,923
Receivables from brokers, dealers and clearing organizations	367,134	149,661
Property, equipment and leasehold improvements, net of depreciation and amortization of $98,330 and $87,924 at June 30, 2009 and December 31, 2008, respectively	69,104	73,161
Goodwill	209,507	209,507
Intangible assets, net	41,710	44,439
Other assets	138,743	146,353
TOTAL ASSETS	$1,271,435	$1,085,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$130,684	$135,861
Accounts payable and accrued expenses	49,661	51,497
Payables to brokers, dealers and clearing organizations	321,317	104,840
Short-term borrowings, net	134,831	164,328
Long-term obligations, net	59,557	59,495
Other liabilities	74,633	92,927
Total Liabilities	$770,683	$608,948
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 120,084,804 and 119,517,720 shares issued at June 30, 2009 and December 31, 2008, respectively	1,201	1,195
Additional paid in capital	288,960	279,656
Retained earnings	235,536	219,354
Treasury stock, 2,112,158 and 996,236 common shares at cost, at June 30, 2009 and December 31, 2008, respectively	(21,447)	(18,476)
Accumulated other comprehensive loss	(3,498)	(4,766)
Total Stockholders’ Equity	500,752	476,963
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,271,435	$1,085,911

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Brokerage revenues:
Agency commissions	$121,488	$192,074	$246,887	$431,163
Principal transactions	79,566	53,532	151,781	112,626
Total brokerage revenues	201,054	245,606	398,668	543,789
Software, analytics and market data	13,019	13,157	26,071	24,416
Interest income	226	2,078	723	4,761
Other income	10,367	688	15,439	3,163
Total revenues	224,666	261,529	440,901	576,129
EXPENSES:
Compensation and employee benefits	146,575	158,730	292,123	351,928
Communications and market data	11,240	11,744	22,738	22,925
Travel and promotion	8,550	13,291	16,030	25,014
Rent and occupancy	5,297	6,759	10,447	13,373
Depreciation and amortization	8,015	8,449	15,854	16,371
Professional fees	4,129	7,351	9,220	12,363
Clearing fees	8,106	10,486	16,213	21,688
Interest	2,657	3,748	5,126	6,833
Other expenses	3,847	4,636	8,775	11,728
Total expenses	198,416	225,194	396,526	482,223
INCOME BEFORE PROVISION FOR INCOME TAXES	26,250	36,335	44,375	93,906
PROVISION FOR INCOME TAXES	9,894	12,687	16,419	34,276
NET INCOME	$16,356	$23,648	$27,956	$59,630
EARNINGS PER SHARE
Basic	$0.14	$0.20	$0.24	$0.51
Diluted	$0.13	$0.20	$0.23	$0.50
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	117,928,484	117,737,558	118,145,154	117,736,900
Diluted	121,169,884	119,352,389	120,787,335	119,663,704

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NET INCOME	$16,356	$23,648	$27,956	$59,630
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	1,590	279	1,123	(171)
Unrealized gain on available for sale securities, net of tax	547	415	145	1,006
COMPREHENSIVE INCOME	$18,493	$24,342	$29,224	$60,465

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,956	$59,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,854	16,371
Amortization of loan fees	312	199
Provision for doubtful accounts	1,775	(545)
Deferred compensation	12,225	13,028
Provision for deferred taxes	5,308	8,030
(Gains) losses on foreign exchange derivative contracts	(9,963)	9,860
(Gains) losses from equity method investments	(1,147)	(107)
Tax expense (benefit) related to share-based compensation	1,862	(1,009)
Other non-cash charges, net	(605)	273
(Increase) decrease in operating assets:
Deposits with clearing organizations	281	(434)
Accrued commissions receivable	8,084	1,937
Receivables from brokers, dealers and clearing organizations	(217,473)	(267,670)
Other assets	27,131	(32,627)
(Decrease) increase in operating liabilities:
Accrued compensation	(5,178)	3,474
Accounts payable and accrued expenses	(1,960)	4,670
Payables to brokers, dealers and clearing organizations	216,477	254,153
Other liabilities	(26,055)	3,704
Net cash provided by operating activities	54,884	72,937
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	—	(149,479)
Proceeds from (purchases of) other investments, net	1,399	(2,928)
Purchase of property, equipment and leasehold improvements	(6,473)	(26,264)
Net payments on foreign exchange derivative contracts	(11,331)	(10,649)
Net cash used in investing activities	(16,405)	(189,320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(29,000)	(157,500)
Proceeds from short-term borrowings	—	256,500
Proceeds from issuance of long-term obligations	—	60,000
Repurchases of common stock	(2,970)	(11,401)
Cash dividends paid	(11,774)	(18,223)
Payment of loan fees	(747)	(883)
Proceeds from exercise of stock options	37	536
Cash paid for taxes on vested restricted stock units	(1,090)	(3,939)
Tax (expense) benefit related to share-based compensation	(1,862)	1,009
Net cash (used in)/provided by financing activities	(47,406)	126,099
Effects of exchange rate changes on cash and cash equivalents	1,388	(171)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(7,539)	9,545
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,375	240,393
CASH AND CASH EQUIVALENTS, END OF PERIOD	$334,836	$249,938
SUPPLEMENTAL DISCLOSURE:
Interest paid	$4,951	$4,948
Income taxes paid, net of refunds	$7,477	$21,889

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

1.     ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its subsidiaries, provides brokerage services, trading system software and market data and analytical software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data, software systems and analytical products, which it licenses primarily to companies in the financial services industry. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited (“Fenics”) and Trayport Limited (“Trayport”). As of June 30, 2009, Jersey Partners, Inc. (“JPI”) owns approximately 43% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Brokerage Transactions— The Company provides brokerage services to its clients in the form of either agency or principal transactions.

Agency Commissions— In agency transactions, the Company charges commissions for executing transactions between buyers and sellers. Agency commissions revenues and related expenses are recognized on a trade date basis.

Principal Transactions—  Principal transactions revenue is primarily derived from matched principal transactions.  Principal transactions revenues and related expenses are recognized on a trade date basis.  The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered.  In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. A limited number of brokerage desks are permitted to enter into unmatched principal transactions in the ordinary course of business while brokering in illiquid markets and for the purpose of facilitating clients’ execution needs for transactions initiated by such clients. These unmatched positions are intended to be held short term.

However, from time to time, in the circumstances described above, or if a transaction fails to settle on a timely basis or if a customer defaults on its obligations, the Company may hold securities positions overnight or until such transaction is settled.  These positions are marked to market on a daily basis.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Software, Analytics and Market Data — Software revenue consists primarily of fees charged for Trayport electronic trading software.  Software revenue is recognized on a straight-line basis over the term of the subscription period, which ranges from one to five years.  Analytics revenue consists primarily of fees for licenses of software products, including Fenics pricing tools.  Analytics revenue is recognized on a straight-line basis over the term of the subscription period, which is generally over three years.  Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

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

Fair Value of Financial Instruments— In accordance with SFAS No.157, Fair Value Measurement (“SFAS 157”), the Company estimates fair values of financial instruments using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and accordingly, changes in assumptions or in market conditions could adversely affect the estimates.  The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by SFAS 157.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Share-Based Compensation— The Company’s share-based compensation consists of restricted stock units (“RSUs”) and stock options. The Company follows SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), to account for its stock-based compensation. SFAS 123(R) revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under SFAS 123(R), actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows.   In recent periods, the only share-based compensation issued by the Company has been RSUs.  The Company records the fair value of the RSUs at the date of grant as deferred compensation and amortizes it to compensation expense over the vesting period of the grants.

Other Income—Other income on the Company’s Condensed Consolidated Statements of Income primarily includes net realized/unrealized gain/(loss) from foreign currency derivative contracts, and foreign currency remeasurment gains and losses on certain foreign currency denominated items.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of SFAS 160 did not have a material impact on its consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  The Company adopted SFAS 157 for those nonfinancial assets and liabilities noted in FSP 157-2 on January 1, 2009.  The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS 161 is effective for fiscal years beginning after November 15, 2008 and was adopted by the Company on January 1, 2009.  See Note 11 for disclosures on Derivative Financial Instruments.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 addresses the criteria and disclosures for recognition of an acquired asset or liability assumed in a business combination that arises from a contingency.  FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP 141(R)-1 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”).  FSP 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  These disclosures are also required in summarized financial information at interim reporting periods.  FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 107-1 and APB 28-1 was adopted by the Company on April 1, 2009.  See Note 11 for disclosures on Financial Instruments.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP FAS 115-2 and FAS 124-2 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  FSP FAS 157-4 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles.  SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. See Note 15 for disclosures on Subsequent Events.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 amends FASB Statement No. 140 to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests provide a controlling financial interest in a variable interest entity.  The determination is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 establishes the codification as the source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities and all guidance contained in the codification carries an equal level of authority.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  References to generally accepted accounting principles contained in the Company’s financial statements will be updated to reflect the new codification references as required.

3.    RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	June 30, 2009	December 31, 2008
Receivables from brokers, dealers and clearing organizations:
Fails to deliver	$344,925	$105,732
Receivable from clearing organizations	22,209	43,929
Total	$367,134	$149,661
Payables to brokers, dealers and clearing organizations:
Fails to receive	$319,398	$101,052
Payable to financial institutions	1,919	3,447
Payable to clearing organizations	—	341
Total	$321,317	$104,840

Substantially all fail to deliver and fail to receive balances at June 30, 2009 and December 31, 2008 have subsequently settled at the contracted amounts.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

4.    GOODWILL AND INTANGIBLE ASSETS

On January 31, 2008, the Company completed the acquisition of Trayport, a leading provider of real-time electronic trading software for brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets, for approximately £85,428 (or approximately $169,780), including cash acquired of £7,622 (or approximately $15,150) and incurred £1,387 (or approximately $2,745) of direct transaction costs related to the acquisition. Additionally, £2,524 (or approximately $5,016) of the purchase price was paid in short-term loan notes, payable within one year.  At December 31, 2008, these notes were paid in full.  Included as part of the purchase price is £7,287 (or approximately $12,052) that was deposited into an escrow account with a third-party escrow agent as collateral for the indemnification obligations of certain of the former Trayport shareholders.  Any amounts remaining in the escrow account that are not subject to pending claims will be distributed to the former Trayport shareholders.  The Company financed the transaction with proceeds of the private placement of its Senior Notes and amounts drawn under its Credit Agreement, as defined in Note 5.  See Note 5 below for further discussion of the Senior Notes and the Company’s Credit Agreement.

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

Changes in the carrying amount of the Company’s goodwill for the six months ended June 30, 2009 were as follows:

	Americas Brokerage	EMEA Brokerage	All Other	Total
Balance as of December 31, 2008	$78,998	$1,818	$128,691	$209,507
Goodwill acquired during the period	—	—	—	—
Balance as of June 30, 2009	$78,998	$1,818	$128,691	$209,507

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Based on the results of its annual impairment tests that are required by SFAS 142, the Company determined that no impairment of goodwill existed as of January 1, 2009. SFAS 142 prescribes a two step process for impairment testing whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit’s book value.  If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that business unit be written down to the value implied by the reporting unit’s recent valuation.   The Company will continue to evaluate goodwill on an annual basis as of the beginning of each new fiscal year, and whenever events and changes in circumstances indicate that there may be a potential impairment.  Subsequent to January 1, 2009, no events or changes in circumstances occurred which would indicate any goodwill impairment.

Intangible assets consisted of the following:

	June 30,	December 31,
	2009	2008
Gross intangible assets
Customer base/relationships	$46,282	$46,282
Trade name	7,771	7,771
Core technology	3,230	3,230
Covenants not to compete	3,184	3,184
Favorable lease agreements	620	620
Proprietary knowledge	110	110
Patent	31	31
Total gross intangible assets	61,228	61,228
Accumulated amortization	(19,518)	(16,789)
Net intangible assets	$41,710	$44,439

 Amortization expense for the three months ended June 30, 2009 and 2008 was $1,356 and $1,368, respectively, and $2,729 and $2,531 for the six months ended June 30, 2009 and 2008, respectively.

At June 30, 2009, expected amortization expense for the definite lived intangible assets is as follows:

2009 (remaining six months)	$2,702
2010	5,381
2011	5,175
2012	4,015
2013	2,679
Total	$19,952

5.    SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

In January 2008, pursuant to a note purchase agreement with certain institutional investors (the “2008 Note Purchase Agreement”), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the “Senior Notes”) in a private placement.  The Senior Notes currently bear interest at 8.17%, including a premium of 100 basis points due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers of the Senior Notes pursuant to generally applicable insurance regulations for U.S. insurance companies. The premium interest will cease to accrue if the risk based capital factor attributed to the Senior Notes is subsequently reduced.  Interest is payable semi-annually in arrears on the 30th of January and July.  The Company’s obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company’s subsidiaries.  At June 30, 2009, the Senior Notes were recorded net of deferred financing costs of $443.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The 2008 Note Purchase Agreement includes operational and financial covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.  The Company was in compliance with all applicable covenants at June 30, 2009 and December 31, 2008.

In April 2009, the Company amended the terms of its credit agreement with Bank of America, N.A. and certain other lenders (the “Credit Agreement”).  The Credit Agreement, as amended, reduced the maximum borrowings from $265,000 to $175,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011.  Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement.  At June 30, 2009, the applicable margin was 2.5% and the one-month LIBOR was 0.3%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company’s subsidiaries.  The Credit Agreement provides for the Senior Notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

The Company had outstanding borrowings under its Credit Agreement as of June 30, 2009 and December 31, 2008 as follows:

	June 30,	December 31,
	2009	2008
Loans Outstanding	$136,000	$165,000
Letters of Credit Outstanding	$7,172	$7,172

The Company’s commitments for outstanding letters of credit relate to potential collateral requirements associated with the matched principal business.  Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

The weighted average interest rate of the outstanding loans was 2.82% and 2.93% at June 30, 2009 and December 31, 2008, respectively.  At June 30, 2009 and December 31, 2008, short-term borrowings under the Credit Agreement were recorded net of unamortized loan fees of $1,169 and $672, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at June 30, 2009 and December 31, 2008, respectively.

In certain previous periods’ financial statements, the Company referred to short-term borrowings under the Credit Agreement as Notes Payable on the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Cash Flows.  To better distinguish obligations due under the Credit Agreement from long-term obligations due under the Senior Notes, the Company now refers to borrowings under the Credit Agreement as “Short-term borrowings” in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statements of Cash Flows included in these financial statements.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year.  During the three months ended June 30, 2009, the Company repurchased 109,300 shares of its common stock on the open market at an average price of $3.55 per share for a total cost of $388, including sales commissions.  During the three months ended June 30, 2008, the Company did not repurchase any shares of its common stock.  During the six months ended June 30, 2009, the Company repurchased 1,115,922 shares of its common stock on the open market at an average price of $2.66 per share and for a total cost of $2,970, including sales commissions.  During the six months ended June 30, 2008, the Company repurchased 596,236 shares of its common stock on the open market at an average price of $19.11 per share and for a total cost of $11,401, including sales commissions.  These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

On March 31 and May 30, 2009, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividend, totaled $5,883 and $5,891, respectively.  On March 31, 2008, the Company paid a special cash dividend of $0.125 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $14,693.  On May 15, 2008, the Company paid a quarterly cash dividend of $0.03 per share, which based upon the number of shares outstanding on the record date for such dividend, totaled $3,530.  The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

7.    EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings per share
Net income	$16,356	$23,648	$27,956	$59,630
Weighted average common shares outstanding	117,928,484	117,737,558	118,145,154	117,736,900
Basic earnings per share	$0.14	$0.20	$0.24	$0.51

Diluted earnings per share
Net income applicable to stockholders	$16,356	$23,648	$27,956	$59,630
Weighted average common shares outstanding	117,928,484	117,737,558	118,145,154	117,736,900
Effect of dilutive shares:
Options and RSU’s	3,241,400	1,614,831	2,642,181	1,926,804
Weighted average shares outstanding and common stock equivalents	121,169,884	119,352,389	120,787,335	119,663,704
Diluted earnings per share	$0.13	$0.20	$0.23	$0.50

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following:  1,840,858 RSUs and 15,256 stock options for the three months ended June 30, 2009; 1,917,794 RSUs for the three months ended June 30, 2008;  2,609,564 RSUs and 111,503 stock options for the six months ended June 30, 2009; and 1,355,433 RSUs for the six months ended June 30, 2008.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

8.    SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan”), which was approved by the Company’s stockholders on June 11, 2008.  Prior to June 11, 2008, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan.  At the 2009 Annual Meeting of Stockholders, which was held on June 11, 2009, the stockholders of the Company approved an amendment to the 2008 Equity Incentive Plan to (a) increase the number of shares available for grant as awards under the 2008 Plan by 6,650,000 shares and (b) increase the maximum number of shares that may be granted as awards subject to performance goals under the 2008 Plan to any person in any one year by 1,000,000 shares.  As of June 30, 2009, there were 7,833,978 shares of common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased by the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally three years.

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the six months ended June 30, 2009:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2008	3,961,310	$12.95
Granted	6,938,662	3.57
Vested	(789,070)	15.37
Cancelled	(140,734)	14.32
Outstanding June 30, 2009	9,970,168	$6.21

The weighted average grant-date fair value of RSUs granted for the six months ended June 30, 2009 was $3.57 per unit, compared with $15.58 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Compensation expense	$6,468	$5,825	$12,220	$13,028
Income tax benefits	2,438	2,627	4,521	5,310

At June 30, 2009, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $47,749 and is expected to be recognized over a weighted-average period of 1.45 years. The total fair value of RSUs vested during the six months ended June 30, 2009 and 2008 was $12,128 and $11,732, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

As of June 30, 2009, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the six months ended June 30, 2009:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2008	651,648	$3.32	324,408	$3.17
Exercised	6,000	5.25	2,104	2.38
Outstanding June 30, 2009	645,648	$3.30	322,304	$3.17

9.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of June 30, 2009, the Company had total purchase commitments for market data of approximately $18,383, with $15,550 due within the next twelve months and $2,833 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $1,778, primarily related to network implementations in the U.K, and $164 related to hosting and software license agreements. Purchase commitments for capital expenditures of approximately $817 and hosting and software licensing agreements of approximately $164 are due within the next twelve months.

Contingencies— In the normal course of business, the Company and certain subsidiaries included in the consolidated financial statements are, and have been in the past, named as defendants in various lawsuits and proceedings and are, and have been in the past, involved in certain regulatory examinations. Additional actions, investigations or proceedings may be brought from time to time in the future. The Company is subject to the possibility of losses from these various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the reporting period.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The staff of the Market Regulation Department of FINRA (the “Staff”) has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them by certain dealers for brokering transactions in credit default swaps.  GFI Securities LLC has been cooperating with the Staff in this inquiry by responding to requests for documents, testimony and other information.  In January 2009, the Staff advised GFI Securities LLC that it has made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications, between certain of GFI Securities LLC’s brokers and those at other interdealer brokers, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws.  All but one of these brokers who made the allegedly improper communications resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition.  GFI Securities LLC intends to vigorously contest any such disciplinary action which, if brought and/or settled, could result in a censure, fine or other sanction.  Based on currently available information, the outcome of this matter is not expected to have a material adverse impact on the Company’s financial position.  However, the outcome of this matter may be material to the Company’s results of operations or cash flows in a given period.  It is not presently possible to determine the Company’s ultimate exposure in this matter and there is no assurance that the resolution of this matter will not significantly exceed any reserves accrued by the Company.

Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for third parties. Revenues for these services are transaction based. As a result, the Company’s revenues could vary based upon the volume of transactions in various securities, commodities, foreign exchange and derivative markets in which the Company provides services.

Guarantees— The Company, through its subsidiaries, is a member of certain exchanges and clearing houses. Under the membership agreements, members are generally required to guarantee certain obligations.  To mitigate the performance risks of its members, the exchanges and clearing houses may, from time to time, require members to post collateral, as well as meet certain minimum financial standards. The Company’s maximum potential liability under these arrangements cannot be quantified. However, management believes that the potential for the Company to be required to make payments under these arrangements is not likely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Statements of Financial Condition for these arrangements.

10.    FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 16—Financial Instruments with Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2008 Form 10-K. There have been no material changes to the Company’s off-balance sheet risk during the six months ended June 30, 2009.

11.    FINANCIAL INSTRUMENTS

The Company is exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to the Company’s risk management policy as described in “Note 17—Financial Instruments” of the Notes to the Consolidated Financial Statements contained in the Company’s 2008 Form 10-K.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations. These receivables and payables are short term in nature and have subsequently substantially all settled at the contracted amounts.  The Company’s marketable equity securities are recorded at fair value based on their quoted market price.  The Company’s investments accounted for under the cost and equity methods are in companies that are not publicly traded and for which no established market for their securities exists.  The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was approximately $55.6 million at June 30, 2009.  The fair value of the Company’s short term borrowings outstanding under the Credit Agreement approximated the carrying value at June 30, 2009 and December 31, 2008.

The Company’s financial assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157.  In accordance with SFAS 157, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identifiable assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level 2 inputs include the following:

•                  Quoted prices for identifiable or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•                  Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps), and

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.  As of and for the six months ended June 30, 2009 and for the year ended December 31, 2008, the Company did not have any Level 3 financial assets or liabilities.

Valuation Techniques

The Company uses the following valuation techniques in valuing the financial instruments at June 30, 2009 and December 31, 2008:

The Company evaluates its marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale securities and reported at fair value at June 30, 2009 and December 31, 2008.  To the extent that the Company’s trading and available-for-sale marketable securities are based on quoted market prices, these securities were categorized as Level 1.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Fair value of the Company’s foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts and management’s own calculations and analyses.  At June 30, 2009 and December 31, 2008, the Company’s foreign exchange derivative contracts have been categorized in Level 2 of the SFAS 157 fair value hierarchy.

The fair value of trading securities owned as a result of matched principal transactions is estimated using recently executed transactions and market price quotations.  At June 30, 2009 and December 31, 2008, the Company held corporate equities that were categorized in Level 1 and corporate bonds that were categorized in Level 2 of the SFAS 157 fair value hierarchy.

Financial Assets and Liabilities Measured at Fair Value on a recurring basis as of June 30, 2009 and December 31, 2008:

	Quoted Prices in	Significant Other
	Active Markets for Identical Assets	Observable Inputs	Balance at June 30,
	(Level 1)	(Level 2)	2009
Included within Other assets:
Equity securities	$4,907	$—	$4,907
Corporate bonds	—	2,688	2,688
Foreign exchange derivative contracts	—	5,537	5,537

Included within Other liabilities:
Equity securities	$12	$—	$12
Foreign exchange derivative contracts	—	3,829	3,829

	Quoted Prices in	Significant Other
	Active Markets for Identical Assets	Observable Inputs	Balance at December 31,
	(Level 1)	(Level 2)	2008
Included within Other assets:
Equity securities	$5,440	$—	$5,440
Corporate bonds	—	1,576	1,576
Foreign exchange derivative contracts	—	102	102

Included within Other liabilities:
Equity securities	$296	$—	$296
Foreign exchange derivative contracts	—	19,687	19,687

Derivative Financial Instruments

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts.  For the six months ended June 30, 2009 and the year ended December 31, 2008, none of these contracts were designated as foreign currency cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). These contracts are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statements of Income.  The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Fair values of foreign exchange derivative contracts on a gross basis as of June 30, 2009 are as follows:

	June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133

Forward Foreign Exchange Contracts	Other Assets	$5,537	Other Liabilities	$3,829

As of June 30, 2009, the Company had outstanding forward foreign exchange contracts with a combined notional value of approximately $199.0 million.  Approximately $77.0 million of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at June 30, 2009.  The remaining contracts are hedges of anticipated future cash flows.

The following is a summary of the effect of foreign exchange derivative contracts on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss) Recognized in Income	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	on Derivatives	2009	2009
Derivatives not designated as hedging instruments under Statement 133

Forward Foreign Exchange Contracts	Other income	$1,296	9,963

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

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”), which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $387.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The following table sets forth information about the net capital that certain of the Company’s subsidiaries were required to maintain as of June 30, 2009:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$34,400	$106,549	$46,872	$1,511
Minimum Net Capital required	250	16,186	26,824	387
Excess Net Capital	$34,150	$90,363	$20,048	$1,124

In addition to the minimum net capital requirements outlined above, certain of the Company’s subsidiaries are subject to additional regulatory requirements.

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (approximately $519), as defined under the FIEL.  In addition, GFI Securities Limited’s Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth, including “brought-in” capital, exceed a ratio of 120.0% of the risk equivalent amount including relevant expenditure.  At June 30, 2009, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements.

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

GFI Securities Limited’s Dublin branch was established through the exercise of its passport right to open a branch within a European Economic Area state. The establishment of the branch was approved by FSA and acknowledged by the Irish Financial Services Regulatory Authority (“IFSRA”) in Ireland. The branch is subject to all of the conduct of business rules of the IFSRA and is regulated, in part, by the FSA.

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

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $645). At June 30, 2009, GFI (HK) Brokers Ltd. had stockholders’ equity of 12,893 Hong Kong dollars (or approximately $1,663), which exceeded the minimum requirement by 7,893 Hong Kong dollars (or approximately $1,018).

GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore (“MAS”), which requires that GFI Group PTE Ltd, among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,068), measured annually.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder.  As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $3,922). At June 30, 2009, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won.

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of June 30, 2009.

13.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three operating segments: Americas Brokerage, Europe, Middle East and Africa (“EMEA”) Brokerage and Asia Brokerage.  Additionally, the Company presents its operating segments as four reportable segments: Americas Brokerage, EMEA Brokerage, Asia Brokerage and All Other.  The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of the Company’s corporate business activities and operations from software, analytics and market data.   In prior periods, Asia Brokerage was included within the All Other segment as it did not meet the quantitative threshold for separate disclosure under SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”).  However, as a result of the growth experienced in Asia and the changes in the economic characteristics of the Americas and the EMEA brokerage operations, for the year ended December 31, 2008, the Company changed its reportable segments.  Prior period results have been adjusted to reflect these changes in the reporting structure.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Americas Brokerage	$89,083	$91,443	$178,995	$211,292
EMEA Brokerage	95,904	130,309	189,211	279,868
Asia Brokerage	16,640	24,238	31,423	53,418
All Other	23,039	15,539	41,272	31,551
Total Consolidated Revenue	$224,666	$261,529	$440,901	$576,129

Interest Income:
Americas Brokerage	$—	$6	$—	$11
EMEA Brokerage	1	5	1	13
Asia Brokerage	—	—	—	—
All Other	225	2,067	722	4,737
Total Consolidated Interest Income	$226	$2,078	$723	$4,761

Interest Expense:
Americas Brokerage	$3	$6	$12	$21
EMEA Brokerage	105	661	271	1,124
Asia Brokerage	2	12	4	12
All Other	2,547	3,069	4,839	5,676
Total Consolidated Interest Expense	$2,657	$3,748	$5,126	$6,833

Depreciation and Amortization:
Americas Brokerage	$—	$—	$—	$—
EMEA Brokerage	—	—	—	—
Asia Brokerage	—	—	—	—
All Other	8,015	8,449	15,854	16,371
Total Consolidated Depreciation and Amortization	$8,015	$8,449	$15,854	$16,371

Income (Loss) before Income Taxes:
Americas Brokerage	$20,514	$30,236	$41,636	$69,047
EMEA Brokerage	31,582	40,988	61,695	94,498
Asia Brokerage	1,774	6,048	(112)	14,777
All Other	(27,620)	(40,937)	(58,844)	(84,416)
Total Consolidated Income/(Loss) before Income Taxes	$26,250	$36,335	$44,375	$93,906

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Information regarding revenues for the three and six months ended June 30, 2009 and 2008, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of June 30, 2009 and December 31, 2008, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
United States	$89,567	$91,341	$180,108	$210,758
United Kingdom	96,747	118,826	184,136	252,029
Other	38,352	51,362	76,657	113,342
Total	$224,666	$261,529	$440,901	$576,129

	June 30, 2009	December 31, 2008
Long-lived Assets, as defined:
United States	$59,904	$61,648
United Kingdom	16,061	17,824
Other	4,889	5,709
Total	$80,854	$85,181

Revenues are attributed to geographic areas based on the location of the relevant legal entities.

14.               OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Unrealized gain on available for sale securities
Before Tax Amount	$759	$580	$200	$1,425
Tax Benefit	(212)	(165)	(55)	(419)
After Tax Amount	$547	$415	$145	$1,006
Foreign currency translation adjustment
Before Tax Amount	$2,807	$493	$1,985	$(305)
Tax Expense	(1,217)	(214)	(862)	134
After Tax Amount	$1,590	$279	$1,123	$(171)

15.    SUBSEQUENT EVENTS

In July 2009, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on August 28, 2009 to shareholders of record on August 14, 2009.

Subsequent events have been evaluated for disclosure in the notes to the Condensed Consolidated Financial Statements through August 10, 2009, the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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
August 10, 2009

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•       the risks and other factors described under the heading “Risk Factors” and elsewhere in our 2008 Form 10-K;

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

Business Environment

As an inter-dealer broker, our results of operations are impacted by a number of market factors, including market volatility, the organic growth or contraction of the derivative and cash markets in which we provide our brokerage services, the particular mix of transactional activity in our various products, the competitive and regulatory environment in which we operate and the financial condition of the dealers, hedge funds and other market participants to whom we provide our services.  Outlined below are management’s observations of these external market factors during our most recent fiscal quarter. The factors outlined below are not exclusive and additional factors may impact, or have different degrees of impact, on our results of operations in future periods.

Market Volatility

As a general rule, our business typically benefits from volatility in the markets that we serve, as periods of increased volatility often coincide with more robust trading by our clients and a higher volume of transactions.  However, extended periods of extreme volatility may result in significant market dislocations that can result in reduced trading volumes.

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the second quarter of 2009, many of the markets in which we operate experienced lower volatility than the second quarter of 2008 as the global recessionary environment continued and governments in the U.S. and Europe sought to regulate and possibly limit trading activity in certain OTC markets, including certain credit and energy derivatives.  These factors led certain dealers and hedge funds to commit less capital in certain markets and geographical regions or to cease trading altogether, which resulted in generally lower trading activity in many of our markets in the second quarter of 2009 as compared to the second quarter of 2008.

Growth in Underlying Markets and New Product Offerings

Our business has historically benefited from growth in the OTC derivatives and related cash markets due to either the expansion of existing markets, including increased notional amounts outstanding or increased transaction volumes, or the development of new products or classes of products.  The level of growth in these markets is difficult to measure on a quarterly basis as there are only a few independent, objective measures of growth in outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes.  Therefore, to help gauge growth in any particular quarter, management also looks to the published results of large OTC derivatives dealers and certain futures exchanges as potential indicators of transactional activity in the related OTC derivative markets.

The Bank of International Settlements (“BIS”) released its Year-End 2008 Market Survey in May 2009 detailing growth in global notional amounts outstanding in various over-the-counter markets. Notional amounts outstanding include new transactions and those from previous periods.  The BIS statistics indicated that there was a decline in the notional outstanding for most derivative categories over the previous Year-End and Mid-Year results, including credit default swaps, which were down 28% year over year and 27% sequentially.  BIS attributes these declines to credit market turmoil and the multilateral netting of contracts.  Interest rate derivatives grew 6.5% year over year and declined 8.6% sequentially, while foreign exchange, commodity and equity-linked derivatives declined 12%, 48% and 23% year over year and 21%, 67% and 36% sequentially, respectively.

Many OTC derivatives products have trended toward lower trading volumes as market participants deploy less trading capital due to investor redemptions and reduced borrowing capacity.  Evidence of this trend can be seen in the reduced transaction volumes of certain products traded on futures exchanges. For several years, exchange traded derivatives have exhibited similar growth rates to those of the related OTC derivative markets. In the second quarter of 2009, the CME Group, Inc. (“CME”), excluding its New York Mercantile Exchange (“NYMEX”) operations, reported a 21% decline in average daily volumes, NYMEX reported an 8% drop in average daily volumes, and IntercontinentalExchange, Inc. (“ICE”) reported a decline in average daily commissions of its OTC energy products businesses of 8%, each as compared to the second quarter of 2008.

In addition, our business has historically benefited from the introduction of newer products and our expansion into growing markets and new geographical areas. For example, in recent years we have been a leading broker in developing product areas such as shipping and property derivatives, and our currency and interest rate derivatives brokerage businesses have benefited from the growth, until recently, of emerging markets in Eastern Europe, Asia and Latin America.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the second quarter of 2009.  In addition, in April of 2008, almost two dozen of our credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations.  This event has resulted in increased competition, legal expenses and costs related to restaffing our North American credit operations.  The consolidation and personnel layoffs by dealers, hedge funds and other market participants during 2008 and the first half of 2009 has also led to increased competition to provide brokerage services to a smaller number of market participants in the near term.

Efforts to regulate credit derivatives and to create a central clearinghouse for credit derivatives carried into 2009 from the second half of 2008 as the credit crisis and failure of Lehman Brothers led to calls for greater transparency of counterparty risk exposure. This has resulted in increased competition from exchanges and other market participants as the credit markets in the U.S. and Europe emphasize central clearing, automation and increased transparency.   In March of 2009, ICE completed its purchase of The Clearing Corporation and formed ICE Trust, a provider of clearing services for the credit derivative markets.  We maintain an economic interest in ICE Trust, which became the first clearing house to process credit default swaps during the first quarter.

In addition to the efforts to regulate credit derivatives, there has been an ongoing move to regulate other OTC derivatives markets.  We believe that the recent appeals for increased transparency, position limits and increased collateral or capital requirements by regulators has caused uncertainty in these markets as market participants await any final regulations.  There have even been calls from some in the U.S. Congress for restrictions on trading in “naked” credit default swaps which has added to market uncertainty.  This increased uncertainty in the markets has led investors and banks to commit less capital to many OTC markets.   Nevertheless, we are optimistic that the regulatory solutions that are likely to emerge, including centralized clearing and greater electronic execution, will be generally beneficial to the long-term health of the broader financial markets and we believe that our expertise, technology and scale makes us well-positioned to capture newly created opportunities in these markets.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees.  The following factors had a significant impact on our revenues and employee costs during the three month period ended June 30, 2009:

Our revenues have decreased 14.1% from $261.5 million for the three months ended June 30, 2008 to $224.7 million for the three months ended June 30, 2009. The main factors contributing to a decrease in our revenues compared to the three months ended June 30, 2008 were:

•                  Dealer and hedge fund deleveraging leading to less capital being deployed in certain markets;

•                  The departure of almost two dozen of our New York credit brokers to a competitor in April 2008;

•                  Reduced trading volumes in certain structured derivative and emerging markets in which we have a leading position, including our dry freight business in Europe and Asia;

•                  The global recessionary environment continuing to depress share, index and asset values globally impacting revenues, particularly in Europe where certain product commissions are based on notional values;

•                  The strengthening of the U.S. Dollar adversely impacted our foreign currency revenues, particularly in Europe; and

•                  Regulatory uncertainty as it relates to market structure and operations in OTC derivative markets.

Partially offsetting this decrease were several factors benefiting our brokerage and other revenues, including:

•                  Substantial growth in our global cash fixed income business due, in large part, to our recent investments in this area; and

•                  Realized and unrealized gains of $9.4 million on foreign currency transactions and foreign currency hedges.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits decreased from $158.7 million for the three months ended June 30, 2008 to $146.6 million for the three months ended June 30, 2009.  The main factors contributing to the decline in employee compensation and benefits were a decrease in performance bonuses for brokerage personnel, as well as the restructuring initiatives implemented in the second half of 2008 and the first half of 2009.

Our compensation and employee benefits for all employees have both a fixed and variable component.  Base salaries and benefit costs are relatively fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits.  Within this overall compensation and employee benefits, employment costs of our brokerage personnel are the primary component.  Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance.  For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation.  Broker performance bonuses decreased from $79.3 million for the three months ended June 30, 2008 to $68.5 million for the three months ended June 30, 2009.  A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements.  Expenses relating to sign-on bonuses increased from $9.1 million for the three months ended June 30, 2008 to $10.8 million for the three months ended June 30, 2009.  These sign-on bonuses may be paid in the form of cash, restricted stock units (“RSUs”) or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years.  These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$121,488	$192,074	$246,887	$431,163
Principal transactions	79,566	53,532	151,781	112,626
Total brokerage revenues	201,054	245,606	398,668	543,789
Software, analytics and market data	13,019	13,157	26,071	24,416
Interest income	226	2,078	723	4,761
Other income	10,367	688	15,439	3,163
Total revenues	224,666	261,529	440,901	576,129
EXPENSES:
Compensation and employee benefits	146,575	158,730	292,123	351,928
Communications and market data	11,240	11,744	22,738	22,925
Travel and promotion	8,550	13,291	16,030	25,014
Rent and occupancy	5,297	6,759	10,447	13,373
Depreciation and amortization	8,015	8,449	15,854	16,371
Professional fees	4,129	7,351	9,220	12,363
Clearing fees	8,106	10,486	16,213	21,688
Interest	2,657	3,748	5,126	6,833
Other expenses	3,847	4,636	8,775	11,728
Total expenses	198,416	225,194	396,526	482,223
Income before provision for income taxes	26,250	36,335	44,375	93,906
Provision for income taxes	9,894	12,687	16,419	34,276
Net income	$16,356	$23,648	$27,956	$59,630

The following table sets forth our condensed consolidated results of income as a percentage of our total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	54.1%	73.4%	56.0%	74.8%
Principal transactions	35.4	20.5	34.4	19.6
Total brokerage revenues	89.5	93.9	90.4	94.4
Software, analytics and market data	5.8	5.0	5.9	4.2
Interest income	0.1	0.8	0.2	0.8
Other income	4.6	0.3	3.5	0.6
Total revenues	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	65.2	60.7	66.3	61.1
Communications and market data	5.0	4.5	5.2	4.0
Travel and promotion	3.8	5.1	3.6	4.4
Rent and occupancy	2.4	2.6	2.4	2.3
Depreciation and amortization	3.6	3.2	3.6	2.8
Professional fees	1.8	2.8	2.1	2.1
Clearing fees	3.6	4.0	3.7	3.8
Interest	1.2	1.4	1.2	1.2
Other expenses	1.7	1.8	2.0	2.0
Total expenses	88.3%	86.1%	89.9%	83.7%
Income before provision for income taxes	11.7	13.9	10.1	16.3
Provision for income taxes	4.4	4.9	3.7	5.9
Net income	7.3%	9.0%	6.3%	10.4%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net income for the three months ended June 30, 2009 was $16.4 million as compared to net income of $23.6 million for the three months ended June 30, 2008, a decrease of $7.2 million or approximately 30.5%. Total revenues decreased by $36.9 million, or 14.1%, to $224.7 million for the three months ended June 30, 2009 from $261.5 million for the prior year. Our decreased revenues were primarily due to lower brokerage revenues in our financial, equity and commodity product categories. Total expenses decreased by $26.8 million, or 11.9%, to $198.4 million for the three months ended June 30, 2009 from $225.2 million for the prior year. Expenses decreased primarily because of decreased compensation expense for the quarter ended June 30, 2009, which was attributable to a decrease in performance-based bonus expense as a result of lower brokerage revenues, as well as due to lower travel and promotion costs.

The following table sets forth the changes in revenues for the three months ended June 30, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
					Increase
	2009	%*	2008	%*	(Decrease)	%**
Revenues
Brokerage revenues:
Credit	$81,088	36.1%	$76,275	29.2%	$4,813	6.3%
Equity	48,853	21.7	69,636	26.6	(20,783)	(29.8)
Financial	33,405	14.9	46,322	17.7	(12,917)	(27.9)
Commodity	37,708	16.8	53,373	20.4	(15,665)	(29.4)
Total brokerage revenues	201,054	89.5	245,606	93.9	(44,552)	(18.1)
Other revenues	23,612	10.5	15,923	6.1	7,689	48.3
Total Revenues	$224,666	100.0%	$261,529	100.0%	$(36,863)	(14.1)%

*            Denotes % of total revenues

**     Denotes % change in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008

•                  Brokerage Revenues — We offer our brokerage services in four broad product categories: credit, equity, financial and commodity.  Below is a discussion on our brokerage revenues by product category.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) decreased by approximately 17.8% for the second quarter of 2009 compared to the comparable period in 2008.

•                  The increase in credit product brokerage revenues of $4.8 million in 2009 was due to growth in our cash fixed income product revenues in North America and Europe offsetting a substantial decline in global credit derivative product revenues compared to the second quarter of last year.  Our credit product brokerage personnel headcount increased by 29 to 287 employees at June 30, 2009 from 258 employees at June 30, 2008.

•                  The decrease in equity product brokerage revenues of $20.8 million in 2009 was primarily due to lower revenues in Europe, which was impacted by depressed share values in Europe where certain cash equity and equity derivative commissions are based on notional values, as well as less favorable foreign currency translation as compared to the same period in 2008.  The equity markets also experienced decreased volatility in the second quarter of 2009 as compared to the previous year. Our equity product brokerage personnel headcount decreased by 9 to 237 employees at June 30, 2009 from 246 employees at June 30, 2008.

•                  The decrease in financial product brokerage revenues of $12.9 million in 2009 was primarily attributable to dealers reducing their trading operations in emerging markets and Asia and the restructuring that we implemented in the second half of 2008.  Our financial product headcount declined to 264 employees at June 30, 2009 from 269 employees the previous year.

•                  The decrease in commodity product brokerage revenues of $15.7 million in 2009 was primarily attributable to the continued weakness in our dry freight business in Europe and Asia, which has yet to recover from the significant drop in the Baltic Dry Freight Index in the fourth quarter of 2008. The Baltic Dry Freight Index is used by traders to price forward freight agreements.  In addition, the global recessionary environment and market participants’ focus on risk reduction also contributed to the decrease in commodity revenue as market participants traded more actively in short-dated, exchange-traded products.  Our commodity product brokerage personnel headcount decreased by 11 to 281 employees at June 30, 2009 from 292 employees at June 30, 2008.

•                  Other Revenues

Other revenues is comprised of the following:

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008

Software, analytics and market data	$13,019	$13,157
Remeasurement of foreign currency transactions and balances	8,138	(1,618)
Net realized/unrealized gain from foreign currency hedges	1,296	987
Interest income	226	2,078
Other	933	1,319
Total other revenues	$23,612	$15,923

The increase in other revenues in the three months ended June 30, 2009 to $23.6 million from $15.9 million in the same period in 2008 was primarily related to a $9.8 million increase in net realized and unrealized gains resulting from the remeasurement of foreign currency transactions and balances.  Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions.  This $9.8 million increase was offset by a $1.9 million decrease in interest income resulting from lower interest rates earned on cash balances, as well as lower average daily cash balances during the period.

Expenses

The following table sets forth the changes in expenses for the three months ended June 30, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Three Months Ended
	June 30,				Increase
	2009	%*	2008	%*	(Decrease)	%**
Expenses
Compensation and employee benefits	$146,575	65.2%	$158,730	60.7%	$(12,155)	(7.7)%
Communications and market data	11,240	5.0	11,744	4.5	(504)	(4.3)
Travel and promotion	8,550	3.8	13,291	5.1	(4,741)	(35.7)
Rent and occupancy	5,297	2.4	6,759	2.6	(1,462)	(21.6)
Depreciation and amortization	8,015	3.6	8,449	3.2	(434)	(5.1)
Professional fees	4,129	1.8	7,351	2.8	(3,222)	(43.8)
Clearing fees	8,106	3.6	10,486	4.0	(2,380)	(22.7)
Interest	2,657	1.2	3,748	1.4	(1,091)	(29.1)
Other expenses	3,847	1.7	4,636	1.8	(789)	(17.0)
Total Expenses	$198,416	88.3%	$225,194	86.1%	$(26,778)	(11.9)%

*            Denotes % of total revenues

**     Denotes % change in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008

•          Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expenses of $12.2 million in the second quarter of 2009 was primarily attributable to a decrease in brokerage revenues and corresponding performance bonuses as well as the restructuring initiatives implemented in the second half of 2008 and the first half of 2009.

•                  Total compensation and employee benefits as a percentage of total revenues increased to 65.2% for the three months ended June 30, 2009 as compared to 60.7% for the same period in the prior year. Our significantly lower broker productivity and higher fixed compensation costs as a percentage of revenue both led to higher compensation expense as a percentage of revenue as compared to the same period in 2008.  The increase was due to the ongoing restructuring of our product focus as we adjust to rapidly changing market dynamics, lower revenues in certain historically higher margin derivative markets and amortization of previously paid sign-on bonuses.  In addition, in April 2008, almost two dozen of our credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations.  The departure of these employees resulted in an increase in our compensation and employee benefits expense as a percentage of total revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as the unexpected departures led to increased hiring, retention and bonus compensation expenses for the remainder of 2008 and the first half of 2009.

•                  Bonus expense represented 52.9% and 53.1% of total compensation and employee benefits expense for the three months ended June 30, 2009 and 2008, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 7.8% and 6.0% of total compensation and employee benefits for the three months ended June 30, 2009 and 2008, respectively. This increase in sign-on expense is primarily due to a large increase in sign-on and retention bonuses paid in 2008 in connection with the restaffing of our North American credit division.

•          All Other Expenses

•                  The decrease in travel and promotion was primarily attributable to lower broker entertainment expenses.  Travel and promotion, as a percentage of our total brokerage revenues for the three months ended June 30, 2009, decreased to 4.3% from 5.4% for the same period from the prior year.

•                  The decrease in rent and occupancy of $1.5 million was primarily due to a reduction of redundant office space in the second quarter of 2009.  In the second quarter of 2008, we were incurring rent on both the 55 Water Street and 100 Wall Street locations, as well as related moving expenses.  We completed our move to our current New York headquarters in September of 2008.

•                  The decrease in professional fees of $3.2 million was primarily due to a $2.0 million decrease in litigation expenses as compared to the second quarter of 2008.  The remaining decrease related to strategic and other consulting fees.

•                  The decrease in clearing fees was primarily due to the decline in our cash equities business in Europe.  Clearing fees, as a percentage of our total revenues from principal transactions decreased to 10.2% for the three months ended June 30, 2009, from 19.6% for the same period from the prior year.  This decrease was primarily due to the change in product mix as our cash fixed income business increased relative to our cash equities business.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services.  We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions.  Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, clearing fees also include fees incurred in certain equity transactions executed on an agency basis.

•                  The decrease in interest expense was due to lower prevailing interest rates on our Credit Agreement and a decrease in the average borrowings outstanding under our Credit Agreement in the three months ended June 30, 2009 as compared to the same period in 2008, partially offset by an increase in the applicable interest rate on our Senior Notes.

•                  The decrease in other expenses was primarily due to a decrease in spending on office equipment and supplies, dues and subscriptions, third party licensing fees, franchise, value added and other non-income taxes and a reduction in certain investment losses compared to the same period in 2008 partially offset by an increase in net litigation settlements and awards and certain software and systems charges.

•                  Our effective tax rate was 37.7% for the three months ended June 30, 2009 as compared to 34.9% for the same period in the prior year. The increase in the effective tax rate was primarily due to a proportional increase in non-deductible expenses compared to global income.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net income for the six months ended June 30, 2009 was $28.0 million as compared to net income of $59.6 million for the six months ended June 30, 2008, a decrease of $31.6 million or approximately 53.1%.  Total revenues decreased by $135.2 million, or 23.5%, to $440.9 million for the six months ended June 30, 2009 from $576.1 million for the same period from the prior year. Our decreased revenues were primarily due to decreased brokerage revenues across all product categories. Our total brokerage personnel headcount increased by 4 to a total of 1,069 employees at June 30, 2009 from 1,065 employees at June 30, 2008. Total expenses decreased by $85.7 million, or 17.8%, to $396.5 million for the six months ended June 30, 2009 from $482.2 million for the same period from the prior year. Expenses decreased primarily because of decreased compensation expense for the six months ended June 30, 2009, which was attributable to a decrease in performance-based bonus expense as a result of lower brokerage revenues, as well as due to lower travel and promotion costs.

The following table sets forth the changes in revenues for the six months ended June 30, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
					Increase
	2009	%*	2008	%*	(Decrease)	%**
Revenues
Brokerage revenues:
Credit	$155,492	35.3%	$186,971	32.5%	$(31,479)	(16.8)%
Equity	102,247	23.2	148,352	25.7	(46,105)	(31.1)
Financial	64,496	14.6	98,342	17.1	(33,846)	(34.4)
Commodity	76,433	17.3	110,124	19.1	(33,691)	(30.6)
Total brokerage revenues	398,668	90.4	543,789	94.4	(145,121)	(26.7)
Other revenues	42,233	9.6	32,340	5.6	9,893	30.6
Total Revenues	$440,901	100.0%	$576,129	100.0%	$(135,228)	(23.5)%

*            Denotes % of total revenues

**     Denotes % change in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008

•                  Brokerage Revenues — We offer our brokerage services in four broad product categories: credit, equity, financial, and commodity.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) decreased by approximately 26.4% for the six months ended June 30, 2009, as compared to the same period from the prior year.

•                  The decrease in credit product brokerage revenues of $31.5 million for the six months ended June 30,  2009 was due to a number of factors, including dealer and hedge fund deleveraging during the second half of 2008, the defection of almost two dozen North American credit brokers to a competitor in April 2008 and uncertainty about the changing market structure and the impact of proposed government and regulatory actions in the U.S. and Europe.  Growth in fixed income product revenues in Europe and North America partially offset a substantial decline in global credit derivative product revenues compared to the first half of last year.  Our credit product brokerage personnel headcount increased by 29 to 287 employees at June 30, 2009 from 258 employees at June 30, 2008.

•                  The decrease in equity product brokerage revenues of $46.1 million for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to depressed share values in Europe where our cash equity and equity derivative commissions are often based on notional values, as well as less favorable foreign currency translation.  The equity markets also experienced decreased volatility in the first six months of 2009 as compared to the previous year. Our equity product brokerage personnel headcount decreased by 9 to 237 employees at June 30, 2009 from 246 employees at June 30, 2008.

•                  The decrease in financial product brokerage revenues of $33.8 million for the six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to dealers scaling back trading operations in emerging markets and Asia during the second half of 2008, the transfer of our global U.S. dollar interest rate swap business to a third party in March of 2008, and the restructuring that we implemented in the second half of 2008.  Our financial product headcount declined to 264 employees at June 30, 2009 from 269 employees from previous year.

•                  The decrease in commodity product brokerage revenues of $33.7 million for the six months ended June 30, 2009 was primarily attributable to weakness in our dry freight business in Europe and Asia, which has yet to recover from the significant drop in the Baltic Dry Freight Index in the fourth quarter of 2008.  In addition, the global recessionary environment and market participants’ focus on risk reduction also contributed to the decrease in commodity revenue as market participants traded more actively in short-dated, exchange-traded products.  Our commodity product brokerage personnel headcount decreased by 11 to 281 employees at June 30, 2009 from 292 employees at June 30, 2008.

•                  Other Revenues

Other revenues is comprised of the following:

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Software, analytics and market data	$26,071	$24,416
Remeasurement of foreign currency transactions and balances	2,913	11,090
Net realized/unrealized gain (loss) from foreign currency hedges	9,963	(9,860)
Interest income	723	4,761
Other	2,563	1,933
Total other revenues	$42,233	$32,340

The increase in other revenues for the six months ended June 30, 2009 to $42.2 million from $32.3 million for the same period in 2008 was primarily related to a $19.8 million improvement in the value of our foreign currency derivative hedges due primarily to the strengthening of the British Pound Sterling and the Euro during this period.  We also saw a $1.6 million increase in software, analytics and market data revenue.  Offsetting this was an $8.2 million decrease resulting from the remeasurement of foreign currency transactions and balances.  Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions.   In addition, we experienced a $4.0 million decrease in interest income resulting from lower interest rates earned on cash balances, as well as lower average daily cash balances during the period.

Expenses

The following table sets forth the changes in expenses for the six months ended June 30, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Six Months Ended
	June 30,				Increase
	2009	%*	2008	%*	(Decrease)	%**
Expenses
Compensation and employee benefits	$292,123	66.3%	$351,928	61.1%	$(59,805)	(17.0)%
Communications and market data	22,738	5.2	22,925	4.0	(187)	(0.8)
Travel and promotion	16,030	3.6	25,014	4.3	(8,984)	(35.9)
Rent and occupancy	10,447	2.4	13,373	2.3	(2,926)	(21.9)
Depreciation and amortization	15,854	3.6	16,371	2.8	(517)	(3.2)
Professional fees	9,220	2.1	12,363	2.1	(3,143)	(25.4)
Clearing fees	16,213	3.7	21,688	3.8	(5,475)	(25.2)
Interest	5,126	1.2	6,833	1.2	(1,707)	(25.0)
Other expenses	8,775	2.0	11,728	2.0	(2,953)	(25.2)
Total Expenses	$396,526	89.9%	$482,223	83.7%	$(85,697)	(17.8)%

*            Denotes % of total revenues

**     Denotes % change in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008

•          Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expenses of $59.8 million in the first six months of 2009 was primarily attributable to a decrease in brokerage revenues and corresponding performance bonuses.

•                  Total compensation and employee benefits as a percentage of total revenues increased to 66.3% for the six months ended June 30, 2009 as compared to 61.1% for the same period in the prior year. Our significantly lower broker productivity, higher fixed compensation costs as a percentage of revenue, and the severance costs related to a back office restructuring in the first quarter of 2009, all led to higher compensation expense as a percentage of revenue as compared to the same period in 2008.  The increase was due to the ongoing restructuring of our product focus as we adjust to rapidly changing market dynamics, lower revenues in certain historically higher margin derivative markets and amortization of previously paid sign-on bonuses.  In addition, in April 2008, almost two dozen of our credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations.  The departure of these employees resulted in an increase in our compensation and employee benefits expense as a percentage of total revenues for the six months ended June 30, 2009 compared to the same period in 2008 as the unexpected departures led to increased hiring, retention and bonus compensation expenses for the remainder of 2008 and the first half of 2009.

•                  Bonus expense represented 51.9% and 58.8% of total compensation and employee benefits expense for the six months ended June 30, 2009 and 2008, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 7.7% and 4.8% of total compensation and employee benefits for the six months ended June 30, 2009 and 2008, respectively. This increase in sign-on expense is primarily due to a large increase in sign-on and retention bonuses paid in 2008 in connection with the restaffing of our North American credit division.

•          All Other Expenses

•                  The decrease in travel and promotion was primarily attributable to lower broker entertainment expenses.  Travel and promotion, as a percentage of our total brokerage revenues for the six months ended June 30, 2009, decreased to 4.0% from 4.6% for the same period from the prior year.

•                  The decrease in rent and occupancy of $2.9 million was primarily due to a reduction of redundant office space in 2009.  In the first half of 2008, we were incurring rent on both the 55 Water Street and 100 Wall Street locations, as well as related moving expenses.  We completed our move to our current New York headquarters in September of 2008.

•                  The decrease in professional fees of $3.1 million was primarily due to a $1.3 million decrease in litigation expenses as compared to the first six months of 2008.  The remaining decrease related to a reduction in strategic and other consulting fees.

•                  The decrease in clearing fees was primarily due to the decline in our cash equities business in Europe.  Clearing fees, as a percentage of our total revenues from principal transactions decreased to 10.7% for the six months ended June 30, 2009, from 19.3% for the same period from the prior year.  This decrease was primarily due to the change in product mix as our cash fixed income business increased relative to our cash equities business.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services.  We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions.  Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, clearing fees also include fees incurred in certain equity transactions executed on an agency basis.

•                  The decrease in interest expense in the first six months of 2009 compared to the same period in 2008 was primarily due to lower prevailing interest rates on our Credit Agreement and a decrease in average borrowings outstanding under our Credit Agreement that was partially offset by an increase in the applicable interest rate on our Senior Notes.

•                  The decrease in other expenses was primarily due to a decrease in net litigation settlements and awards, license fees paid to third parties, dues and subscriptions, spending on office supplies and equipment, franchise, value added and other non-income taxes, and a reduction in certain investment losses offset by an increase in restructuring costs and certain software and systems charges.

•                  Our effective tax rate was 37.0% for the six months ended June 30, 2009 as compared to 36.5% for the same period in the prior year. The increase in the effective tax rate was primarily due to a proportional increase in non-deductible expenses compared to global income for the six months ended June 30, 2009 as compared to the same period in 2008.

Results of Segment Operations

The Company has three operating segments: Americas Brokerage, Europe, Middle East and Africa (“EMEA”) Brokerage and Asia Brokerage.  Additionally, the Company presents its operating segments as four reportable segments: Americas Brokerage, EMEA Brokerage, Asia Brokerage and All Other.  The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of the Company’s corporate business activities and its software, analytics and market data operations.   In prior periods, Asia Brokerage was included within the All Other segment as it did not meet the quantitative threshold for separate disclosure under SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information.  However, as a result of the growth experienced in Asia and the changes in the economic characteristics of the Americas and the EMEA brokerage operations, for the year ended December 31, 2008, the Company changed its reportable segments.  Prior period results have been adjusted to reflect the changes in the reporting structure.

The following tables summarize our revenues, expenses and pre-tax income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Americas Brokerage	$89,083	$91,443	$178,995	$211,292
EMEA Brokerage	95,904	130,309	189,211	279,868
Asia Brokerage	16,640	24,238	31,423	53,418
All Other	23,039	15,539	41,272	31,551
Total Consolidated Revenue	$224,666	$261,529	$440,901	$576,129

Expenses:
Americas Brokerage	$68,569	$61,207	$137,359	$142,245
EMEA Brokerage	64,322	89,321	127,516	185,370
Asia Brokerage	14,866	18,190	31,535	38,641
All Other	50,659	56,476	100,116	115,967
Total Consolidated Expenses	$198,416	$225,194	$396,526	$482,223

Pre-tax Income/(Loss):
Americas Brokerage	$20,514	$30,236	$41,636	$69,047
EMEA Brokerage	31,582	40,988	61,695	94,498
Asia Brokerage	1,774	6,048	(112)	14,777
All Other	(27,620)	(40,937)	(58,844)	(84,416)
Total Pre-tax income/(loss)	$26,250	$36,335	$44,375	$93,906

Segment Results for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

•                  Revenues

•                  Revenues for Americas Brokerage decreased $2.3 million, or 2.6%, to $89.1 million for the three months ended June 30, 2009 from $91.4 million for the three months ended June 30, 2008.   Revenues for EMEA Brokerage decreased $34.4 million, or 26.4%, to $95.9 million for the three months ended June 30, 2009 from $130.3 million for the three months ended June 30, 2008. Revenues for Asia Brokerage decreased $7.6 million, or 31.3%, to $16.6 million for the three months ended June 30, 2009 from $24.2 million for the three months ended June 30, 2008.  Total revenues for our three brokerage segments decreased by $44.4 million, or 18.0%, to $201.6 million for the three months ended June 30, 2009 from $246.0 million for the three months ended June 30, 2008. The decline in revenues was primarily due to decreased brokerage revenues in three of the four product areas and all geographical regions resulting from the factors described above under “Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008”.

•                  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other increased by $7.5 million, or 48.3%, to $23.0 million for the three months ended June 30, 2009 from $15.5 million for the three months ended June 30, 2008.  This increase was primarily related to the increase in net realized and unrealized gains of $10.1 million on foreign currency hedges and transactions as compared to the same period in 2008.  These increases were partially offset by a $1.9 million decrease in interest income resulting from lower interest rates on cash balances.

•                  Expenses

•                  Expenses for Americas Brokerage increased $7.4 million, or 12.0%, to $68.6 million for the three months ended June 30, 2009 from $61.2 million for the three months ended June 30, 2008.  Expenses for EMEA Brokerage decreased $25.0 million, or 28.0%, to $64.3 million for the three months ended June 30, 2009 from $89.3 million for the three months ended June 30, 2008.  Expenses for Asia Brokerage decreased $3.3 million, or 18.3%, to $14.9 million for the three months ended June 30, 2009 from $18.2 million for the three months ended June 30, 2008. Total expenses for our three brokerage segments decreased by $20.9 million, or 12.4%, to $147.8 million for the three months ended June 30, 2009 from $168.7 million for the three months ended June 30, 2008.   The decrease was primarily due to a decrease in compensation and employee benefits, travel and promotion and clearing fees, as well as other factors described above under “Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008”.

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

•                  Total expenses for All Other decreased by $5.8 million, or 10.3%, to $50.7 million for the three months ended June 30, 2009 from $56.5 million for the three months ended June 30, 2008.  The decrease was primarily due to a decrease in professional fees, rent and occupancy, depreciation and amortization, interest and other expenses.

Segment Results for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

•                  Revenues

•                  Revenues for Americas Brokerage decreased $32.3 million, or 15.3%, to $179.0 million for the six months ended June 30, 2009 from $211.3 million for the six months ended June 30, 2008.   Revenues for EMEA Brokerage decreased $90.7 million, or 32.4%, to $189.2 million for the six months ended June 30, 2009 from $279.9 million for the six months ended June 30, 2008. Revenues for Asia Brokerage decreased $22.0 million, or 41.2%, to $31.4 million for the six months ended June 30, 2009 from $53.4 million for the six months ended June 30, 2008.  Total revenues for our three brokerage segments decreased by $145.0 million, or 26.6%, to $399.6 million for the six months ended June 30, 2009 from $544.6 million for the six months ended June 30, 2008. The decline in revenues was primarily due to decreased brokerage revenues in all products and geographical regions resulting from the factors described above under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008”.

•                  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other increased by $9.7 million, or 30.8%, to $41.3 million for the six months ended June 30, 2009 from $31.6 million for the three months ended June 30, 2008.  This increase was primarily related to an increase in net realized and unrealized gains of $11.6 million on foreign currency hedges and transactions and a $0.7 million gain related to our investment in The Clearing Corporation as compared to the same period in 2008.  This increase was partially offset by a $4.0 million decrease in interest income resulting from lower interest rates on cash balances.

•                  Expenses

•                  Expenses for Americas Brokerage decreased $4.9 million, or 3.4%, to $137.4 million for the six months ended June 30, 2009 from $142.2 million for the six months ended June 30, 2008.  Expenses for EMEA Brokerage decreased $57.9 million, or 31.2%, to $127.5 million for the six months ended June 30, 2009 from $185.4 million for the six months ended June 30, 2008.  Expenses for Asia Brokerage decreased $7.1 million, or 18.4%, to $31.5 million for the six months ended June 30, 2009 from $38.6 million for the six months ended June 30, 2008. Total expenses for our three brokerage segments decreased by $69.9 million, or 19.1%, to $296.4 million for the six months ended June 30, 2009 from $366.3 million for the six months ended June 30, 2008.   The decrease was primarily due to a decrease in compensation and employee benefits, travel and promotion and clearing fees, as well as other factors described above under “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008”.

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

•                  Total expenses for All Other decreased by $15.9 million, or 13.7%, to $100.1 million for the six months ended June 30, 2009 from $116.0 million for the six months ended June 30, 2008.  The decrease was primarily due to a decrease in compensation and employee benefits, travel and promotion, rent and occupancy, depreciation and amortization, professional fees, interest and other expenses.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from July 1, 2007 to June 30, 2009. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(dollars in thousands)

Revenues
Brokerage revenues:
Agency commissions	$121,488	$125,399	$143,556	$182,591	$192,074	$239,089	$186,827	$198,405
Principal transactions	79,566	72,215	50,272	43,771	53,532	59,094	51,366	46,467
Total brokerage revenues	201,054	197,614	193,828	226,362	245,606	298,183	238,193	244,872
Software, analytics and market data	13,019	13,052	12,800	14,034	13,157	11,259	4,850	4,855
Contract revenue	97	5	28	—	45	13	—	11
Interest income	226	497	1,669	2,187	2,078	2,683	2,726	2,589
Other income (loss)	10,270	5,067	(12,089)	555	643	2,462	1,590	2,416
Total revenues	224,666	216,235	196,236	243,138	261,529	314,600	247,359	254,743
Expenses
Compensation and employee benefits	146,575	145,548	137,583	176,462	158,730	193,198	151,020	158,845
Communications and market data	11,240	11,498	12,245	12,640	11,744	11,181	11,538	11,329
Travel and promotion	8,550	7,480	8,897	11,845	13,291	11,723	13,057	9,929
Rent and occupancy	5,297	5,150	5,363	14,969	6,759	6,614	6,132	6,439
Depreciation and amortization	8,015	7,839	7,827	7,192	8,449	7,922	6,992	6,747
Professional fees	4,129	5,091	6,081	7,756	7,351	5,012	5,539	4,459
Clearing fees	8,106	8,107	9,706	12,026	10,486	11,202	10,200	8,063
Interest	2,657	2,469	3,993	3,508	3,748	3,085	1,522	1,703
Other expenses	3,845	4,928	4,847	7,317	4,620	7,086	6,023	4,574
Contract costs	2	—	46	—	16	6	—	6
Total expenses	198,416	198,110	196,588	253,715	225,194	257,029	212,023	212,094
Income (loss) before income taxes	26,250	18,125	(352)	(10,577)	36,335	57,571	35,336	42,649
Provision for (benefit from) income taxes	9,894	6,525	(544)	(3,861)	12,687	21,589	10,128	16,746
Net income (loss)	$16,356	$11,600	$192	$(6,716)	$23,648	$35,982	$25,208	$25,903

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007

Revenues
Brokerage revenues:
Agency commissions	54.1%	58.0%	73.2%	75.1%	73.4%	76.0%	75.5%	77.9%
Principal transactions	35.4	33.4	25.6	18.0	20.5	18.8	20.8	18.2
Total brokerage revenues	89.5	91.4	98.8	93.1	93.9	94.8	96.3	96.1
Software, analytics and market data	5.8	6.0	6.5	5.8	5.0	3.6	2.0	1.9
Contract revenue	—	—	—	—	—	—	—	—
Interest income	0.1	0.2	0.9	0.9	0.8	0.9	1.1	1.0
Other income (loss)	4.6	2.4	(6.1)	0.2	0.3	0.8	0.6	0.9
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	65.2%	67.3%	70.1%	72.6%	60.7%	61.4%	61.1%	62.4%
Communications and market data	5.0	5.3	6.2	5.2	4.5	3.6	4.7	4.4
Travel and promotion	3.8	3.5	4.5	4.9	5.1	3.7	5.3	3.9
Rent and occupancy	2.4	2.4	2.7	6.2	2.6	2.1	2.5	2.5
Depreciation and amortization	3.6	3.6	4.0	3.0	3.2	2.5	2.8	2.6
Professional fees	1.8	2.4	3.1	3.2	2.8	1.6	2.2	1.8
Clearing fees	3.6	3.7	4.9	4.9	4.0	3.6	4.1	3.2
Interest	1.2	1.1	2.0	1.4	1.4	1.0	0.6	0.7
Other expenses	1.7	2.3	2.5	3.0	1.8	2.3	2.4	1.8
Contract costs	—	—	—	—	—	—	—	—
Total expenses	88.3%	91.6%	100.2%	104.4%	86.1%	81.7%	85.7%	83.3%
Income (loss) before income taxes	11.7	8.4	(0.2)	(4.4)	13.9	18.3	14.3	16.7
Provision for (benefit from) income taxes	4.4	3.0	(0.3)	(1.6)	4.9	6.9	4.1	6.5
Net (loss) income	7.3%	5.4%	0.1%	(2.8)%	9.0%	11.4%	10.2%	10.2%

Liquidity and Capital Resources

Net cash provided by operating activities was $54.9 million for the six months ended June 30, 2009, compared with $72.9 million provided by operating activities for the six months ended June 30, 2008, a decrease of $18.0 million.  This decrease is, in large part, attributable to the $31.6 million decline in our net income to $28.0 million for the six months ended June 30, 2009, from $59.6 million for the six months ended June 30, 2008.  Items which reconcile net income to net cash provided by operating activities such as depreciation, amortization of deferred compensation, unrealized foreign currency gains and losses, and other items decreased by $20.5 million as compared to the six months ended June 30, 2008.  Additionally, working capital employed in the business decreased by $34.1 million in the first six months of 2009 relative to the same period in 2008.   The decrease in working capital used in the business is primarily related to a $12.5 million decrease in the change in net receivables from brokers, dealers and clearing organizations, a $6.1 million decrease in the change in commissions receivable, a $59.8 million decrease in the change in other assets and was offset by a net decrease in other liabilities of $29.8 million and a decrease in accrued compensation and accounts payable and accrued expenses of $15.3 million.

Net cash used in investing activities for the six months ended June 30, 2009 was $16.4 million compared to $189.3 million used in the six months ended June 30, 2008. The decrease in cash used for investing activities was primarily attributable to $149.5 million in net cash used for the acquisition of substantially all of the outstanding shares of Trayport Ltd. in January 2008.  See Note 4 to the Condensed Consolidated Financial Statements for further details of the Trayport acquisition.  Additionally, the decrease in cash used in investing activities was due to a decrease in capital expenditures related to the relocation of our corporate offices which we completed in September 2008.

Net cash used in financing activities for the six months ended June 30, 2009 was $47.4 million, compared to $126.1 million provided by financing activities for the six months ended June 30, 2008. The cash used in financing activities primarily consisted of repayments of borrowings of $29.0 million under our Credit Agreement, payments for cash dividends of $11.8 million and $3.0 million in repurchases of common stock in the six months ended June 30, 2009.  In April 2009, we amended our Credit Agreement to reduce the maximum permitted borrowings to $175.0 million, increase the applicable margin and amend certain definitions and financial covenants.  See Note 5 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte Ltd and GFI Korea Money Brokerage Limited. These subsidiaries are subject to the regulatory capital and compliance requirements described in Note 12 to the Condensed Consolidated Financial Statements.  At June 30, 2009, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements.   See Note 12 to the Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements.  In addition, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our matched principal brokerage business.

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

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$121,674	$12,131	$21,791	$18,266	$69,486
Short-term borrowings (1)	136,000	136,000	—	—	—
Interest on Long-term obligations	17,157	4,902	9,804	2,451	—
Long-term obligations	60,000	—	—	60,000	—
Purchase obligations(2)	20,325	16,531	3,794	—	—
Total	$355,156	$169,564	$35,389	$80,717	$69,486

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

Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities of approximately $7.2 million are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at June 30, 2009.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our Condensed Consolidated Financial Statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2008 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2008 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of SFAS 160 did not have a material impact on our consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  The Company adopted SFAS 157 for those nonfinancial assets and liabilities noted in FSP 157-2 on January 1, 2009.  The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133  (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements.  SFAS 161 is effective for fiscal years beginning after November 15, 2008 and was adopted by the Company on January 1, 2009.  See Note 11 to the Condensed Consolidated Financial Statements for disclosures on Derivative Financial Instruments.

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether  instruments granted in share-based  payment  transactions are participating  securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”).  FSP 141(R)-1 addresses the criteria and disclosures for recognition of an acquired asset or liability assumed in a business combination that arises from a contingency.  FSP 141(R)-1 is effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of FSP 141(R)-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”).  FSP 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  These disclosures are also required in summarized financial information at interim reporting periods.  FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 107-1 and APB 28-1 was adopted by the Company on April 1, 2009.  See Note 11 for disclosures on Financial Instruments.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”).  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP FAS 115-2 and FAS 124-2 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  FSP FAS 157-4 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles.  SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  See Note 15 for disclosures on Subsequent Events.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 amends FASB Statement No. 140 to improve the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS 166 to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests provide a controlling financial interest in a variable interest entity.  The determination is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.   SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS 167 to have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 establishes the codification as the source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities and all guidance contained in the codification carries an equal level of authority.  SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.  References to generally accepted accounting principles contained in the Company’s financial statements will be updated to reflect the new codification references as required.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2008 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the six months ended June 30, 2009.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the six months ended June 30, 2009.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened by 10% against the U.S. Dollar and the British Pound Sterling weakened by 10% against the U.S Dollar, the net impact to our net income would have been a reduction of approximately $8.4 million.

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

In April 2008, Donald P. Fewer, formerly the head of our North American credit division resigned. Following Mr. Fewer’s resignation, 22 of our credit brokerage staff resigned and defected to a competitor, notwithstanding various contractual obligations and fiduciary duties. In connection with these actions, GFI Securities LLC has commenced an arbitration proceeding before the Financial Industry Regulatory Authority (“FINRA”) Dispute Resolution against two subsidiaries of Compagnie Financiere Tradition and certain of the departing employees asserting a number of claims, including tortious interference with contract, breach of fiduciary duty, unfair competition, misappropriation of confidential and proprietary information and the violation of certain FINRA rules of conduct and breach of contract. Certain former employees who are parties to the proceedings have also filed counterclaims against GFI Securities LLC and the Company seeking monetary damages for, inter alia, the alleged breach of their employment agreements.  In the Supreme Court of the State of New York, Mr. Fewer has filed a lawsuit alleging the Company breached obligations to him, in which the Company has asserted counterclaims based upon his breach of contract and fiduciary duties.  In connection with these various proceedings, the Company or its affiliates are seeking monetary damages in an amount to be determined in the course of such proceedings.  The Company and its affiliates will vigorously defend itself against the claims brought by these former employees.

The staff of the Market Regulation Department of FINRA (the “Staff”) has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them by certain dealers for brokering transactions in credit default swaps.  GFI Securities LLC has been cooperating with the Staff in this inquiry by responding to requests for documents, testimony and other information.  In January 2009, the Staff advised GFI Securities LLC that it has made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications between certain of GFI Securities LLC’s brokers and those at other interdealer brokers, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws.  All but one of these brokers who made the allegedly improper communications resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition, as described above.  We intend to vigorously contest any such disciplinary action which, if brought and/or settled, could result in a censure, fine or other sanction.

Based on currently available information, the outcome of these matters are not expected to have a material adverse impact on the Company’s financial position.  However, the outcome of these matters may be material to the Company’s results of operations or cash flows in a given period.  It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of these matters will not significantly exceed any reserves accrued by the Company.

ITEM 1A.           RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2008 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the three month period ended June 30, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
April
Stock Repurchase Program (a)	100,000	$3.44	100,000	4,901,093
Employee Transactions (b)	38,878	$3.83	N/A	N/A

May
Stock Repurchase Program (a)	9,300	$4.42	9,300	5,561,252
Employee Transactions (b)	9,772	$5.43	N/A	N/A

June
Stock Repurchase Program (a)	—	$—	—	5,830,844
Employee Transactions (b)	14,056	$6.67	N/A	N/A

Total
Stock Repurchase Program (a)	109,300	$3.52	109,300	5,830,844
Employee Transactions (b)	62,706	$4.72	N/A	N/A

(a) In August 2007, the Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock on the open market. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. Any repurchases are also subject to compliance with certain covenants and limits under the Company’s Credit Agreement.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2009 Annual Meeting of Stockholders, which was held on June 11, 2009 (the “Annual Meeting”), the stockholders of the Company elected two directors to serve until the 2012 Annual Meeting of Stockholders or until successors are duly elected and qualified.

The affirmative vote of a plurality of the votes cast by holders of shares of common stock was required to elect the directors.

The following table sets forth the number of votes cast for and withheld with respect to each nominee.

1.	To elect two Class I directors to serve for a three year term until the 2012 annual meeting of stockholders or until their successors are elected and qualified.

	Number of Shares
	For	Against	Abstain
Geoffrey Kalish	110,661,702	980,685	88,573

Frank Fanzilli	110,903,199	739,189	88,572

The following is a list of the Company’s directors whose term of office continued after the 2009 Annual Meeting:

Michael Gooch

John Ward

Colin Heffron

Marisa Cassoni

In addition to the above, at the Annual Meeting stockholders were asked to consider and vote on the following matters, each of which was passed by the Company’s stockholders at the annual meeting with the following votes:

2.	To ratify selection of Deloitte & Touche LLP as the Company’s independent auditor for fiscal year 2009.

For	111,509,713

Against	176,285

Abstain	44,962

3.

To approve the amendment to the GFI Group Inc. 2008 Equity Incentive Plan (the “2008 Plan”) to (a) increase the number of shares available for the grant as awards under the 2008 Plan by 6,650,000 shares and (b) increase the maximum number of shares that may be granted as awards subject to performance goals under the 2008 Plan to any person in any one year by 1,000,000 shares.

For	67,431,845

Against	29,185,140

Abstain	635,118

ITEM 6.                    EXHIBITS

Exhibits:

Exhibit No.	Description
10.1	First Amendment to the GFI Group Inc. 2008 Equity Incentive Plan
15	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2009.

GFI GROUP INC.

By:		/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer
(principal financial and accounting officer)