Form 10-Q
period 2009-09-30
GFI Group Inc.
filed 2009-11-09
CIK 1292426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of registrant’s common stock outstanding on October 31, 2009 was 118,433,177.

Part I—Financial Information

Item 1.	Financial Statements	4
	Condensed Consolidated Statements of Financial Condition as of September 30, 2009 (unaudited) and December 31, 2008	4
	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	50
Part II—Other Information

Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 6.	Exhibits	52

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

PART I—FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$316,295	$342,375
Deposits with clearing organizations	10,983	8,492
Accrued commissions receivable, net of allowance for doubtful accounts of $5,115 and $3,854 at September 30, 2009 and December 31, 2008, respectively	100,697	111,923
Receivables from brokers, dealers and clearing organizations	403,204	149,661
Property, equipment and leasehold improvements, net of depreciation and amortization of $103,567 and $87,924 at September 30, 2009 and December 31, 2008, respectively	67,696	73,161
Goodwill	209,507	209,507
Intangible assets, net	40,355	44,439
Other assets	154,246	146,353
TOTAL ASSETS	$1,302,983	$1,085,911

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$94,906	$135,861
Accounts payable and accrued expenses	45,148	51,497
Payables to brokers, dealers and clearing organizations	356,703	104,840
Short-term borrowings, net	128,969	164,328
Long-term obligations, net	59,588	59,495
Other liabilities	113,351	92,927
Total Liabilities	$798,665	$608,948
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 120,537,350 and 119,517,720 shares issued at September 30, 2009 and December 31, 2008, respectively	1,205	1,195
Additional paid in capital	295,028	279,656
Retained earnings	232,420	219,354
Treasury stock, 2,112,158 and 996,236 common shares at cost, at September 30, 2009 and December 31, 2008, respectively	(21,447)	(18,476)
Accumulated other comprehensive loss	(2,888)	(4,766)
Total Stockholders’ Equity	504,318	476,963
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,302,983	$1,085,911

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Brokerage revenues:
Agency commissions	$119,396	$182,591	$366,283	$613,754
Principal transactions	64,989	43,771	216,770	156,397
Total brokerage revenues	184,385	226,362	583,053	770,151
Software, analytics and market data	13,627	14,034	39,698	38,450
Interest income	172	2,187	895	6,948
Other income (loss)	(5,938)	555	9,501	3,718
Total revenues	192,246	243,138	633,147	819,267
EXPENSES:
Compensation and employee benefits	135,139	176,462	427,262	528,390
Communications and market data	11,661	12,640	34,399	35,565
Travel and promotion	8,280	11,845	24,310	36,859
Rent and occupancy	6,008	14,969	16,455	28,342
Depreciation and amortization	7,680	7,192	23,534	23,563
Professional fees	4,508	7,756	13,728	20,119
Clearing fees	7,153	12,026	23,366	33,714
Interest	2,769	3,508	7,895	10,341
Other expenses	4,632	7,317	13,407	19,045
Total expenses	187,830	253,715	584,356	735,938
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	4,416	(10,577)	48,791	83,329
PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,633	(3,861)	18,052	30,415
NET INCOME (LOSS)	$2,783	$(6,716)	$30,739	$52,914
EARNINGS (LOSS) PER SHARE
Basic	$0.02	$(0.06)	$0.26	$0.45
Diluted	$0.02	$(0.06)	$0.25	$0.44
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	118,062,749	118,039,998	118,117,384	117,812,412
Diluted	122,552,882	118,039,998	121,382,317	119,382,347

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NET INCOME (LOSS)	$2,783	$(6,716)	$30,739	$52,914
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	222	(1,953)	1,345	(2,124)
Unrealized gain (loss) on available for sale securities, net of tax	388	(1,068)	533	(62)
COMPREHENSIVE INCOME (LOSS)	$3,393	$(9,737)	$32,617	$50,728

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,739	$52,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,534	23,563
Amortization of loan fees	529	308
Provision for doubtful accounts	2,992	1,815
Deferred compensation	19,564	20,108
Provision for deferred taxes	20,279	13,115
(Gains) losses on foreign exchange derivative contracts	(1,221)	(1,429)
(Gains) losses from equity method investments	(1,131)	2,819
Tax expense related to share-based compensation	1,150	107
Other non-cash charges, net	(580)	236
(Increase) decrease in operating assets:
Deposits with clearing organizations	(2,491)	152
Accrued commissions receivable	8,195	22,034
Receivables from brokers, dealers and clearing organizations	(253,543)	(171,244)
Other assets	9,698	(50,938)
(Decrease) increase in operating liabilities:
Accrued compensation	(40,955)	(44,717)
Accounts payable and accrued expenses	(6,310)	14,589
Payables to brokers, dealers and clearing organizations	251,864	271,153
Other liabilities	(7,094)	18,368
Net cash provided by operating activities	55,219	172,953
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	—	(149,614)
Proceeds from (purchases of) other investments, net	1,399	(3,620)
Purchase of property, equipment and leasehold improvements	(10,263)	(33,244)
Net payments on foreign exchange derivative contracts	(13,632)	(3,787)
Net cash used in investing activities	(22,496)	(190,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(35,000)	(174,500)
Proceeds from short-term borrowings	—	283,500
Proceeds from issuance of long-term obligations	—	60,000
Repurchases of common stock	(2,970)	(11,401)
Cash dividends paid	(17,673)	(24,118)
Payment of loan fees	(796)	(883)
Proceeds from exercise of stock options	58	573
Cash paid for taxes on vested restricted stock units	(3,088)	(4,884)
Tax (expense) related to share-based compensation	(1,150)	(107)
Net cash (used in)/provided by financing activities	(60,619)	128,180
Effects of exchange rate changes on cash and cash equivalents	1,816	(2,124)
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(26,080)	108,744
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,375	240,393
CASH AND CASH EQUIVALENTS, END OF PERIOD	$316,295	$349,137
SUPPLEMENTAL DISCLOSURE:
Interest paid	$8,338	$9,202
Income taxes paid, net of refunds	$18,906	$36,955

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.     ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its subsidiaries, provides brokerage services, trading system software and market data and analytical software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data, software systems and analytical products, which it licenses primarily to companies in the financial services industry. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited (“Fenics”) and Trayport Limited (“Trayport”). As of September 30, 2009, Jersey Partners, Inc. (“JPI”) owns approximately 43% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142), goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicating impairment may have occurred. In the event the Company determines that the value of goodwill has become impaired, it will incur a charge for the amount of impairment during the fiscal quarter in which such determination is made. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Fair Value of Financial Instruments— In accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) (formerly SFAS No. 157), the Company estimates fair values of financial instruments using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and accordingly, changes in assumptions or in market conditions could adversely affect the estimates.  The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by ASC 820-10.

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

Income Taxes—In accordance with ASC 740, Income Taxes (“ASC 740”) (formerly SFAS No. 109), the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.  Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, which is now a sub-topic within ASC 740.  It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

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

Share-Based Compensation— The Company’s share-based compensation consists of restricted stock units (“RSUs”) and stock options. The Company follows ASC No. 718, Compensation — Stock Compensation (“ASC 718”) (formerly SFAS

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

No. 123(R)) to account for its stock-based compensation. ASC 718 revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under ASC 718, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows.   In recent periods, the only share-based compensation issued by the Company has been RSUs.  The Company records the fair value of the RSUs at the date of grant as deferred compensation and amortizes it to compensation expense over the vesting period of the grants.

Other Income—Other income on the Company’s Condensed Consolidated Statements of Income primarily includes net realized/unrealized gain/loss from foreign currency derivative contracts, foreign currency remeasurement gains and losses on certain foreign currency denominated items and other investments.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is now a sub-topic within ASC 810-10 Consolidation (“ASC 810-10”).  ASC 810-10 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests.  ASC 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of ASC 810-10 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007), which is now a sub-topic within ASC 805 Business Combinations (“ASC 805”).  ASC 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  ASC 805 applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true-mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  ASC 805 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of ASC 805 did not have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which is now a sub-topic within ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 delayed the effective date of fair value measurements and disclosure requirements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of ASC 820-10.  The Company adopted ASC 820-10 for those nonfinancial assets and liabilities noted in FSP 157-2 on January 1, 2009.  The adoption of ASC 820-10 for nonfinancial assets and liabilities did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which is now a sub-topic within ASC 815-10 Derivatives and Hedging (“ASC 815-10”).  ASC 815-10 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements.  ASC 815-10 was effective for fiscal years beginning after November 15, 2008 and was adopted by the Company on January 1, 2009.  See Note 11 for disclosures on Financial Instruments.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets, which is now a sub-topic within ASC 350-30 Intangibles — Goodwill and Other (“ASC 350-30”). ASC 350-30 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value.  ASC 350-30 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of ASC 350-30 did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is now a sub-topic within ASC 260-10 Earnings Per Share (“ASC 260-10”).  ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128,  Earnings Per Share, which is now a sub-topic within ASC 260-10.  ASC 260-10 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of ASC 260-10 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is now a sub-topic within ASC 805 Business Combinations (“ASC 805”).  ASC 805 addresses the criteria and disclosures for recognition of an acquired asset or liability assumed in a business combination that arises from a contingency.  ASC 805 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of ASC 805 did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now a sub-topic within ASC 825-10 Financial Instruments (“ASC 825-10”).  ASC 825-10 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  These disclosures are also required in summarized financial information at interim reporting periods.  ASC 825-10 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  ASC 825-10 was adopted by the Company on April 1, 2009.  See Note 11 for disclosures on Financial Instruments.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now a sub-topic within ASC 320-10 Investments — Debt and Equity Securities (ASC “320-10”).  ASC 320-10 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC 320-10 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  ASC 320-10 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is now a sub-topic within ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 provides additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10 was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  ASC 820-10 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now a sub-topic within ASC 855-10 Subsequent Events (“ASC 855-10”).  ASC 855-10 provides guidance for accounting for and disclosure of subsequent events

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

that are not addressed in other applicable generally accepted accounting principles.  ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.   See Note 15 for disclosures on Subsequent Events.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 amends FASB Statement No. 140, which is now a sub-topic within ASC 860 Transfers and Servicing, to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, which is now a sub-topic within ASC 810 Consolidations, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests provide a controlling financial interest in a variable interest entity.  The determination is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which is now a sub-topic within ASC 105-10 Generally Accepted Accounting Principles (“ASC 105-10”).  ASC 105-10 establishes the codification as the source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities and all guidance contained in the codification carries an equal level of authority.  ASC 105-10 is effective for interim and annual reporting periods ending after September 15, 2009.  References to generally accepted accounting principles contained in the Company’s consolidated financial statements have been updated to reflect the new codification references as required.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5 (“ASU 2009-5”) Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value.  ASU 2009-5 provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available and provides valuation techniques to be utilized by the reporting entity.  ASU 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance.  The Company does not expect the adoption of ASU 2009-5 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of the adoption of ASU 2009-13 on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”) Software (Topic 985) Certain Revenue Arrangements That Include Software Elements.  ASU 2009-14 provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software.  ASU 2009-14 also provides additional guidance on how to determine which software, if any, relating to the tangible product would be

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

excluded from software revenue recognition.  ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010.  Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of the adoption of ASU 2009-14 on its consolidated financial statements.

3.     RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

	September 30, 2009	December 31, 2008
Receivables from brokers, dealers and clearing organizations:
Fails to deliver	$369,378	$105,732
Receivable from clearing organizations	33,826	43,929
Total	$403,204	$149,661
Payables to brokers, dealers and clearing organizations:
Fails to receive	$338,629	$101,052
Payable to financial institutions	15,307	3,447
Payable to clearing organizations	2,767	341
Total	$356,703	$104,840

Substantially all fail to deliver and fail to receive balances at September 30, 2009 and December 31, 2008 have subsequently settled at the contracted amounts.

4.     GOODWILL AND INTANGIBLE ASSETS

On January 31, 2008, the Company completed the acquisition of Trayport, a leading provider of real-time electronic trading software for brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets, for approximately ₤85,428 (or approximately $169,780), including cash acquired of ₤7,622 (or approximately $15,150) and incurred ₤1,387 (or approximately $2,745) of direct transaction costs related to the acquisition. Additionally, ₤2,524 (or approximately $5,016) of the purchase price was paid in short-term loan notes, payable within one year.  At December 31, 2008, these notes were paid in full.  Included as part of the purchase price is ₤7,287 (or approximately $11,644) that was deposited into an escrow account with a third-party escrow agent as collateral for the indemnification obligations of certain of the former Trayport shareholders.  Any amounts remaining in the escrow account that are not subject to pending claims will be distributed to the former Trayport shareholders.  The Company financed the transaction with proceeds of the private placement of its Senior Notes and amounts drawn under its Credit Agreement, as defined in Note 5.  See Note 5 below for further discussion of the Senior Notes and the Company’s Credit Agreement.

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

Changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2009 were as follows:

	Americas Brokerage	EMEA Brokerage	Asia Brokerage	All Other	Total
Balance as of December 31, 2008	$78,998	$1,818	$—	$128,691	$209,507
Goodwill acquired during the period	—	—	—	—	—
Balance as of September 30, 2009	$78,998	$1,818	$—	$128,691	$209,507

Based on the results of its annual impairment tests that are required by ASC 350 (formerly SFAS 142), the Company determined that no impairment of goodwill existed as of January 1, 2009.  ASC 350 prescribes a two step process for impairment testing whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit’s book value.  If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that business unit be written down to the value implied by the reporting unit’s recent valuation.   The Company will continue to evaluate goodwill on an annual basis as of the beginning of each new fiscal year, and whenever events and changes in circumstances indicate that there may be a potential impairment.  Subsequent to January 1, 2009, no events or changes in circumstances occurred which would indicate any goodwill impairment.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Intangible assets consisted of the following:

	September 30,	December 31,
	2009	2008
Gross intangible assets
Customer base/relationships	$46,282	$46,282
Trade name	7,771	7,771
Core technology	3,230	3,230
Covenants not to compete	3,184	3,184
Favorable lease agreements	620	620
Proprietary knowledge	110	110
Patent	31	31
Total gross intangible assets	61,228	61,228
Accumulated amortization	(20,873)	(16,789)
Net intangible assets	$40,355	$44,439

Amortization expense for the three months ended September 30, 2009 and 2008 was $1,356 and $1,376, respectively, and $4,084 and $3,907 for the nine months ended September 30, 2009 and 2008, respectively.

At September 30, 2009, expected amortization expense for the definite lived intangible assets is as follows:

2009 (remaining three months)	$1,347
2010	5,381
2011	5,175
2012	4,015
2013	2,679
Total	$18,597

5.     SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

In January 2008, pursuant to a note purchase agreement with certain institutional investors (the “2008 Note Purchase Agreement”), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the “Senior Notes”) in a private placement.  The Senior Notes currently bear interest at 8.17%, including a premium of 100 basis points due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers of the Senior Notes pursuant to generally applicable insurance regulations for U.S. insurance companies.  The premium interest will cease to accrue if the risk based capital factor attributed to the Senior Notes is subsequently reduced.  Interest is payable semi-annually in arrears on the 30th of January and July.  The Company’s obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company’s subsidiaries.  At September 30, 2009, the Senior Notes were recorded net of deferred financing costs of $412.

The 2008 Note Purchase Agreement includes operational and financial covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.  The Company was in compliance with all applicable covenants at September 30, 2009 and December 31, 2008.

In April 2009, the Company amended the terms of its credit agreement with Bank of America, N.A. and certain other lenders (the “Credit Agreement”).  The Credit Agreement, as amended, reduced the maximum borrowings from $265,000 to $175,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011.  Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period.  Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement.  At September 30, 2009, the applicable margin was 2.5% and the one-month LIBOR was 0.2%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company’s subsidiaries.  The Credit Agreement provides for the Senior Notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

The Company had outstanding borrowings under its Credit Agreement as of September 30, 2009 and December 31, 2008 as follows:

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

	September 30,	December 31,
	2009	2008
Loans Outstanding	$130,000	$165,000
Letters of Credit Outstanding	$7,172	$7,172

The Company’s commitments for outstanding letters of credit relate to potential collateral requirements associated with the matched principal business.  Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

The weighted average interest rate of the outstanding loans was 2.75% and 2.93% at September 30, 2009 and December 31, 2008, respectively.  At September 30, 2009 and December 31, 2008, short-term borrowings under the Credit Agreement were recorded net of unamortized loan fees of $1,031 and $672, respectively.

The Credit Agreement contains certain financial and other covenants.  The Company was in compliance with all applicable covenants at September 30, 2009 and December 31, 2008, respectively.

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

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year.  During the three months ended September 30, 2009 and 2008, the Company did not repurchase any shares of its common stock.  During the nine months ended September 30, 2009, the Company repurchased 1,115,922 shares of its common stock on the open market at an average price of $2.63 per share and for a total cost of $2,970, including sales commissions.  During the nine months ended September 30, 2008, the Company repurchased 596,236 shares of its common stock on the open market at an average price of $19.11 per share and for a total cost of $11,401, including sales commissions.  These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

On March 31, May 30 and August 28, 2009, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividend, totaled $5,883, $5,891 and $5,899, respectively.  On March 31, 2008, the Company paid a special cash dividend of $0.125 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $14,693.  On May 15, 2008, the Company paid a quarterly cash dividend of $0.03 per share, which based upon the number of shares outstanding on the record date for such dividend, totaled $3,530.  On August 29, 2008, the Company paid a quarterly cash dividend of $0.05 per share, which based upon the number of shares outstanding on the record date for such dividend, totaled $5,895.  The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

7.     EARNINGS PER SHARE

Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share
Net income (loss)	$2,783	$(6,716)	$30,739	$52,914
Weighted average common shares outstanding	118,062,749	118,039,998	118,117,384	117,812,412
Basic earnings (loss) per share	$0.02	$(0.06)	$0.26	$0.45

Diluted earnings (loss) per share
Net income (loss) applicable to stockholders	$2,783	$(6,716)	$30,739	$52,914
Weighted average common shares outstanding	118,062,749	118,039,998	118,117,384	117,812,412
Effect of dilutive shares:
Options and RSU’s	4,490,133	—	3,264,933	1,569,935
Weighted average shares outstanding and common stock equivalents	122,552,882	118,039,998	121,382,317	119,382,347
Diluted earnings (loss) per share	$0.02	$(0.06)	$0.25	$0.44

Excluded from the computation of diluted earnings (loss) per share because their effect would be anti-dilutive were the following:  1,086,671 RSUs for the three months ended September 30, 2009; 2,661,471 RSUs for the three months ended September 30, 2008;  2,096,355 RSUs and 73,927 stock options for the nine months ended September 30, 2009; and 1,374,002 RSUs for the nine months ended September 30, 2008.

As a result of the net loss reported for the three months ended September 30, 2008, common shares underlying options to purchase 431,992 shares of common stock and 431,963 RSUs were excluded from the calculation of diluted loss per share for that period.

8.     SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan (the “2008 Equity Incentive Plan”), which was approved by the Company’s stockholders on June 11, 2008.  Prior to June 11, 2008, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan.  At the 2009 Annual Meeting of Stockholders, which was held on June 11, 2009, the stockholders of the Company approved an amendment to the 2008 Equity Incentive Plan to (a) increase the number of shares available for grant as awards under the 2008 Plan by 6,650,000 shares and (b) increase the maximum number of shares that may be granted as awards subject to performance goals under the 2008 Plan to any person in any one year by 1,000,000 shares.  As of September 30, 2009, there were 7,027,502 shares of common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased by the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally three years.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the nine months ended September 30, 2009:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2008	3,961,310	$12.95
Granted	7,805,587	3.97
Vested	(1,524,760)	14.26
Cancelled	(157,523)	14.35
Outstanding September 30, 2009	10,084,614	$5.78

The weighted average grant-date fair value of RSUs granted for the nine months ended September 30, 2009 was $3.97 per unit, compared with $12.92 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Compensation expense	$7,324	$7,284	$19,544	$20,312
Income tax benefits	2,710	2,659	7,231	7,414

At September 30, 2009, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $46,567 and is expected to be recognized over a weighted-average period of 1.72 years. The total fair value of RSUs vested during the nine months ended September 30, 2009 and 2008 was $21,743 and $22,150, respectively.

As of September 30, 2009, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans.  For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the nine months ended September 30, 2009:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2008	651,648	$3.32	324,408	$3.17
Exercised	(6,000)	5.25	(10,836)	2.52
Outstanding September 30, 2009	645,648	$3.30	313,572	$3.19

9.     COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

September 30, 2009, the Company had total purchase commitments for market data of approximately $17,867, with $14,480 due within the next twelve months and $3,387 due between one to three years.  Additionally, the Company has purchase commitments for capital expenditures of $2,017, primarily related to network implementations in the U.K, and $226 primarily related to hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $1,083 and fees for hosting and software licensing agreements of approximately $186 are due within the next twelve months.

Contingencies– In the normal course of business, the Company and certain subsidiaries included in the condensed consolidated financial statements are, and have been in the past, named as defendants in various lawsuits and proceedings and are, and have been in the past, involved in certain regulatory examinations.  Additional actions, investigations or proceedings may be brought from time to time in the future.  The Company is subject to the possibility of losses from these various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies.  An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.  The Company accrues a liability for the estimated costs of adjudication or settlement of asserted and unasserted claims existing as of the reporting period.

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

Additionally, the Company has recorded reserves for certain contingencies to which it may have exposure, such as reserves related to the employer portion of National Insurance contributions in the U.K.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

10.     FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 16—Financial Instruments with Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2008 Form 10-K. There have been no material changes to the Company’s off-balance sheet risk during the nine months ended September 30, 2009.

11.     FINANCIAL INSTRUMENTS

The Company is exposed to market risk associated with movements in foreign currency exchange rates.  There have been no material changes to the Company’s risk management policy as described in “Note 17—Financial Instruments” of the Notes to the Consolidated Financial Statements contained in the Company’s 2008 Form 10-K.

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value.  Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations. These receivables and payables are short-term in nature and have subsequently substantially all settled at the contracted amounts.  The Company’s marketable equity securities are recorded at fair value based on their quoted market price.  The Company’s investments accounted for under the cost and equity methods are in companies that are not publicly traded and for which no established market for their securities exists.  The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The Company’s debt obligations are carried at historical amounts.  The fair value of the Company’s Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was approximately $57.5 million at September 30, 2009.  The fair value of the Company’s short-term borrowings outstanding under the Credit Agreement approximated the carrying value at September 30, 2009 and December 31, 2008.

The Company’s financial assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820-10.  In accordance with ASC 820-10, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level 2 inputs include the following:

•                  Quoted prices for identifiable or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently); and

•                  Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps).

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.  As of and for the nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company did not have any Level 3 financial assets or liabilities.

Valuation Techniques

The Company uses the following valuation techniques in valuing the financial instruments at September 30, 2009 and December 31, 2008:

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The Company evaluates its marketable securities in accordance with ASC 320-10, and has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale securities and reported at fair value at September 30, 2009 and December 31, 2008.  To the extent that the Company’s trading and available-for-sale marketable securities are based on quoted market prices, these securities were categorized as Level 1.

Fair value of the Company’s foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts, as well as  management’s own calculations and analyses, which are based upon period end forward and spot foreign exchange rates.  At September 30, 2009 and December 31, 2008, the Company’s foreign exchange derivative contracts have been categorized in Level 2 of the ASC 820-10 fair value hierarchy.

The fair value of trading securities owned as a result of matched principal transactions is estimated using recently executed transactions and market price quotations.  At September 30, 2009 and December 31, 2008, the Company held corporate equities that were categorized in Level 1 and corporate bonds that were categorized in Level 2 of the ASC 820-10 fair value hierarchy.

Financial Assets and Liabilities Measured at Fair Value on a recurring basis as of September 30, 2009 and December 31, 2008:

	Quoted Prices in	Significant Other
	Active Markets for Identical Assets	Observable Inputs	Balance at September 30,
	(Level 1)	(Level 2)	2009
Included within Other assets:
Equity securities	$5,030	$167	$5,197
Corporate bonds	—	2,629	2,629
Foreign exchange derivative contracts	—	368	368

Included within Other liabilities:
Equity securities	$7	$—	$7
Foreign exchange derivative contracts	—	5,099	5,099

	Quoted Prices in	Significant Other
	Active Markets for Identical Assets	Observable Inputs	Balance at December 31,
	(Level 1)	(Level 2)	2008
Included within Other assets:
Equity securities	$5,440	$—	$5,440
Corporate bonds	—	1,576	1,576
Foreign exchange derivative contracts	—	102	102

Included within Other liabilities:
Equity securities	$296	$—	$296
Foreign exchange derivative contracts	—	19,687	19,687

Derivative Financial Instruments

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies.  The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

entering into forward foreign exchange contracts.  For the nine months ended September 30, 2009 and the year ended December 31, 2008, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10.  These contracts are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statements of Income.  The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Fair values of foreign exchange derivative contracts on a gross basis as of September 30, 2009 are as follows:

	September 30, 2009
Derivatives not designated as hedging instruments under ASC 815-10	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Forward Foreign Exchange Contracts	Other Assets	$368	Other Liabilities	5,099

As of September 30, 2009, the Company had outstanding forward foreign exchange contracts with a combined notional value of approximately $154.0 million.  Approximately $73.0 million of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at September 30, 2009.  The remaining contracts are hedges of anticipated future cash flows.

The following is a summary of the effect of foreign exchange derivative contracts on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009:

		Amount of Gain or (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under	Location of Gain (Loss) Recognized in Income	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
ASC 815-10	on Derivatives	2009	2009
Forward Foreign Exchange Contracts	Other income	$(8,742)	$1,221

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

The following table sets forth information about the net capital that certain of the Company’s subsidiaries were required to maintain as of September 30, 2009:

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$37,428	$106,549	$53,490	$1,599
Minimum Net Capital required	250	16,186	27,222	387
Excess Net Capital	$37,178	$90,363	$26,268	$1,212

In addition to the minimum net capital requirements outlined above, certain of the Company’s subsidiaries are subject to additional regulatory requirements.

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan.  As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (approximately $557), as defined under the FIEL.  In addition, GFI Securities Limited’s Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth, including “brought-in” capital, exceed a ratio of 120.0% of the risk equivalent amount including relevant expenditure.  At September 30, 2009, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements.

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

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $645).  At September 30, 2009, GFI (HK) Brokers Ltd. had stockholders’ equity of 11,554 Hong Kong dollars (or approximately $1,490), which exceeded the minimum requirement by 6,554 Hong Kong dollars (or approximately $845).

GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore (“MAS”), which requires that GFI Group PTE Ltd, among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,116), measured annually.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder.  As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,250). At September 30, 2009, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won.

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries.  The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of September 30, 2009.

13.     SEGMENT AND GEOGRAPHIC INFORMATION

The Company has three operating segments: Americas Brokerage, Europe, Middle East and Africa (“EMEA”) Brokerage and Asia Brokerage.  Additionally, the Company presents its operating segments as four reportable segments: Americas Brokerage, EMEA Brokerage, Asia Brokerage and All Other.  The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of the Company’s corporate business activities and operations from software, analytics and market data.   In prior periods, Asia Brokerage was included within the All Other segment as it did not meet the quantitative threshold for separate disclosure under ASC 280-10 Segment Reporting (formerly SFAS No. 131).  However, as a result of the growth experienced in Asia and the changes in the economic characteristics of the Americas and the EMEA brokerage operations, for the year ended December 31, 2008, the Company changed its reportable segments.  Prior period results have been adjusted to reflect these changes in the reporting structure.

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Americas Brokerage	$75,421	$86,461	$254,416	$297,753
EMEA Brokerage	93,411	118,359	282,622	398,227
Asia Brokerage	15,991	22,016	47,414	75,434
All Other	7,423	16,302	48,695	47,853
Total Consolidated Revenue	$192,246	$243,138	$633,147	$819,267

Interest Income:
Americas Brokerage	$—	$7	$—	$18
EMEA Brokerage	—	6	1	19
Asia Brokerage	—	—	—	—
All Other	172	2,174	894	6,911
Total Consolidated Interest Income	$172	$2,187	$895	$6,948

Interest Expense:
Americas Brokerage	$13	$45	$25	$66
EMEA Brokerage	160	463	431	1,587
Asia Brokerage	1	1	5	13
All Other	2,595	2,999	7,434	8,675
Total Consolidated Interest Expense	$2,769	$3,508	$7,895	$10,341

Depreciation and Amortization:
Americas Brokerage	$—	$—	$—	$—
EMEA Brokerage	—	—	—	—
Asia Brokerage	—	—	—	—
All Other	7,680	7,192	23,534	23,563
Total Consolidated Depreciation and Amortization	$7,680	$7,192	$23,534	$23,563

Income (Loss) before Income Taxes:
Americas Brokerage	$15,594	$20,166	$57,230	$89,213
EMEA Brokerage	29,959	26,941	91,654	121,439
Asia Brokerage	1,768	186	1,656	14,963
All Other	(42,905)	(57,870)	(101,749)	(142,286)
Total Consolidated Income (Loss) before Income Taxes	$4,416	$(10,577)	$48,791	$83,329

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Information regarding revenues for the three and nine months ended September 30, 2009 and 2008, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of September 30, 2009 and December 31, 2008, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
United States	$75,388	$75,652	$255,496	$286,410
United Kingdom	77,890	115,190	262,026	367,219
Other	38,968	52,296	115,625	165,638
Total	$192,246	$243,138	$633,147	$819,267

	September 30, 2009	December 31, 2008
Long-lived Assets, as defined:
United States	$58,778	$61,648
United Kingdom	15,346	17,824
Other	4,774	5,709
Total	$78,898	$85,181

Revenues are attributed to geographic areas based on the location of the relevant legal entities.

14.     OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Unrealized gain (loss) on available for sale securities
Before Tax Amount	$504	$(1,493)	$704	$(68)
Tax Benefit	(116)	425	(171)	6
After Tax Amount	$388	$(1,068)	$533	$(62)
Foreign currency translation adjustment
Before Tax Amount	$381	$(3,450)	$2,366	$(3,755)
Tax Expense	(159)	1,497	(1,021)	1,631
After Tax Amount	$222	$(1,953)	$1,345	$(2,124)

15.     SUBSEQUENT EVENTS

In October 2009, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on November 27, 2009 to shareholders of record on November 13, 2009.

Subsequent events have been evaluated for disclosure in the notes to the Condensed Consolidated Financial Statements through November 9, 2009, the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2009

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

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the third quarter of 2009 many of the markets in which we operate experienced lower volatility than the third quarter of 2008.  The third quarter of 2009 was marked by uneventful trading activity, especially in August, and continued legislative debate in the U.S. and Europe over how to regulate and possibly limit trading activity in certain OTC markets, including certain credit and energy derivatives.  While the global recessionary environment showed signs of abating in the third quarter of 2009, we believe certain dealers and hedge funds committed less capital in certain markets and geographical regions during the quarter than compared to the third quarter of 2008, which resulted in generally lower trading activity in many of our markets.

Growth in Underlying Markets and New Product Offerings

Our business has historically benefited from growth in OTC derivative and related cash markets due to either the expansion of existing markets, including increased notional amounts outstanding or increased transaction volumes, or the development of new products or classes of products.  The level of growth in these markets is difficult to measure on a quarterly basis as there are only a few independent, objective measures of growth in outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes.  Therefore, to help gauge growth in any particular quarter, management also looks to the published results of large OTC derivatives dealers and certain futures exchanges as potential indicators of transactional activity in the related OTC derivative markets.

The International Swaps and Derivatives Association (“ISDA”) released its Mid-Year 2009 Market Survey in September 2009 detailing growth in global notional amounts outstanding in various over-the-counter markets.  Notional amounts outstanding include new transactions and those from previous periods.  The ISDA statistics indicated that there was a decline in the notional outstanding for most derivative categories over the previous mid-year and year-end results, including credit default swaps, which were down 43% year over year and 19% sequentially from year-end 2008.  Interest rate derivatives decreased 11% year over year but increased 3% sequentially, while equity derivatives declined 26% year over year and were relatively flat sequentially.

During the later stages of the credit crisis, many OTC derivatives products experienced lower trading volumes as market participants deployed less trading capital due to investor redemptions and reduced borrowing capacity.  This trend toward lower trading volumes began to abate during the third quarter of 2009, as evidenced by the reported transaction volumes of certain products traded on futures exchanges. For several years, exchange traded derivatives have exhibited similar growth rates to those of the related OTC derivative markets. In the third quarter of 2009, the CME Group, Inc. (“CME”) reported a 2% increase in average daily volumes, of its CME ClearPort (OTC) clearing business and IntercontinentalExchange, Inc. (“ICE”) reported a 13% increase in average daily commissions of its OTC energy products businesses, each as compared to the third quarter of 2008.  CME, however, reported overall average daily volumes down 23% year over year, including a 27% decrease in interest rate average daily trading volumes and a 31% decrease in equity index average daily trading volumes, while ICE reported that their revenues from OTC credit products (excluding credit derivative clearing revenues) were down 27%.

In addition, our business has historically benefited from the introduction of newer products and our expansion into growing markets and new geographical areas.  For example, in 2008 and 2009 we invested in our fixed income product brokerage capabilities as the markets shifted in favor of cash products following the credit crisis.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the third quarter of 2009.  In addition, in April of 2008, almost two dozen of our credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations.  This event resulted in increased competition, legal expenses and costs related to restaffing our North American credit operations that continued into the third quarter of 2009.  The consolidation and personnel layoffs by dealers, hedge funds and other market participants during 2008 and the first half of 2009 has also led to increased competition to provide brokerage services to a smaller number of market participants in the near term.

During the third quarter of 2009, there was a continuing effort to establish new regulations for the global OTC derivatives markets.  We believe that the legislative and regulatory proposals for increased transparency, position limits and collateral or capital requirements have caused uncertainty in these markets as market participants await any final regulations.  This increased uncertainty in the markets has led investors and banks to commit less capital to many OTC markets.   Nevertheless, we are optimistic that the regulatory solutions that are likely to emerge, including centralized clearing, increased automation and electronic execution, will be generally beneficial to the long-term health of the broader financial markets.  In furtherance of this, competing bills recently passed by the US House Financial Services Committee and the US House Agriculture Committee require derivatives dealers and major swap participants to centrally clear standardized derivatives and execute a broad range of swaps and security-based swaps through the medium of a regulated exchange or a swap execution facility.  Under the currently proposed legislation, we believe GFI would qualify as a swap execution facility and we believe that our expertise, technology and scale makes us well-positioned to capture any newly created opportunities in these markets.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees.  The following factors had a significant impact on our revenues and employee costs during the three month period ended September 30, 2009:

Our revenues decreased 20.9% from $243.1 million for the three months ended September 30, 2008 to $192.2 million for the three months ended September 30, 2009. The main factors contributing to a decrease in our revenues compared to the three months ended September 30, 2008 were:

•                  Dealer and hedge fund deleveraging leading to less capital being deployed in certain markets;

•                  Reduced trading volumes in certain structured derivative and emerging markets in which we have a leading position;

•                  Uneventful trading activity as compared to the third quarter of 2008, which was marked by extreme volatility due to the credit crisis;

•                  The global recessionary environment, although showing recent signs of abating, has depressed share, index and asset values.  These depressed values have negatively impacted our revenues, particularly in Europe, where certain product commissions are based on notional values;

•                  The strengthening of the U.S. Dollar adversely impacted our foreign currency revenues, particularly in Europe;

•                  Regulatory uncertainty as it relates to market structure and operations in OTC derivative markets; and

•                  Realized and unrealized loss of $6.4 million on foreign currency transactions and foreign currency hedges.

Partially offsetting this decrease were several factors benefiting our brokerage and other revenues, including:

•                  Substantial growth in our global cash fixed income business due, in large part, to our recent investments in this area;

•                  Growth in our Chile and Dubai brokerage operations; and

•                  New brokerage desks for certain equity, financial and commodity products.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits decreased from $176.5 million for the three months ended September 30, 2008 to $135.1 million for the three months ended September 30, 2009.  The main factors contributing to the decline in employee compensation and benefits were a decrease in performance bonuses for brokerage personnel, as well as the restructuring initiatives implemented since the end of the third quarter of 2008.

Our compensation and employee benefits for all employees have both a fixed and variable component.  Base salaries and benefit costs are relatively fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits.  Within this overall compensation and employee benefits, employment costs of our brokerage personnel are the primary component.  Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance.  For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation.  Broker performance bonuses decreased from $75.7 million for the three months ended September 30, 2008 to $56.1 million for the three months ended September 30, 2009.  A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

Further, we pay sign-on bonuses to certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements.  Sign-on bonuses may be paid in the form of cash, restricted stock units (“RSUs”) or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years.  These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement.  Expenses relating to sign-on bonuses decreased from $14.5 million for the three months ended September 30, 2008 to $11.3 million for the three months ended September 30, 2009.  Sign-on bonus expense for the three months ended September 30, 2008 included the write-off of certain unamortized sign-on bonuses, in connection with the front office restructuring initiative implemented in that quarter.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$119,396	$182,591	$366,283	$613,754
Principal transactions	64,989	43,771	216,770	156,397
Total brokerage revenues	184,385	226,362	583,053	770,151
Software, analytics and market data	13,627	14,034	39,698	38,450
Interest income	172	2,187	895	6,948
Other income (loss)	(5,938)	555	9,501	3,718
Total revenues	192,246	243,138	633,147	819,267
EXPENSES:
Compensation and employee benefits	135,139	176,462	427,262	528,390
Communications and market data	11,661	12,640	34,399	35,565
Travel and promotion	8,280	11,845	24,310	36,859
Rent and occupancy	6,008	14,969	16,455	28,342
Depreciation and amortization	7,680	7,192	23,534	23,563
Professional fees	4,508	7,756	13,728	20,119
Clearing fees	7,153	12,026	23,366	33,714
Interest	2,769	3,508	7,895	10,341
Other expenses	4,632	7,317	13,407	19,045
Total expenses	187,830	253,715	584,356	735,938
Income (loss) before provision for income taxes	4,416	(10,577)	48,791	83,329
Provision for (benefit from) income taxes	1,633	(3,861)	18,052	30,415
Net income (loss)	$2,783	$(6,716)	$30,739	$52,914

The following table sets forth our condensed consolidated results of income as a percentage of our total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	62.1%	75.1%	57.9%	74.9%
Principal transactions	33.8	18.0	34.2	19.1
Total brokerage revenues	95.9	93.1	92.1	94.0
Software, analytics and market data	7.1	5.8	6.3	4.7
Interest income	0.1	0.9	0.1	0.8
Other (loss) income	(3.1)	0.2	1.5	0.5
Total revenues	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	70.3	72.6	67.5	64.5
Communications and market data	6.1	5.2	5.4	4.3
Travel and promotion	4.3	4.9	3.8	4.5
Rent and occupancy	3.1	6.2	2.6	3.5
Depreciation and amortization	4.0	3.0	3.7	2.9
Professional fees	2.3	3.2	2.2	2.5
Clearing fees	3.7	4.9	3.7	4.1
Interest	1.4	1.4	1.2	1.3
Other expenses	2.4	3.0	2.1	2.3
Total expenses	97.6%	104.4%	92.2%	89.9%
Income (loss) before provision for income taxes	2.4	(4.4)	7.8	10.1
Provision for (benefit from) income taxes	0.8	(1.6)	3.0	3.7
Net income (loss)	1.6%	(2.8)%	4.8%	6.4%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net income for the three months ended September 30, 2009 was $2.8 million as compared to a net loss of $6.7 million for the three months ended September 30, 2008, an increase of $9.5 million.  Total revenues decreased by $50.9 million, or 20.9%, to $192.2 million for the three months ended September 30, 2009 from $243.1 million for the prior year.  Our decreased revenues were primarily due to lower brokerage revenues in our financial, equity and commodity product categories. Total expenses decreased by $65.9 million, or 26.0%, to $187.8 million for the three months ended September 30, 2009 from $253.7 million for the prior year.  Expenses decreased primarily because of decreased compensation expense for the quarter ended September 30, 2009, which was mostly attributable to a decrease in performance-based bonus expense as a result of lower brokerage revenues.  We also incurred lower rent and occupancy expenses, clearing fees, travel and promotion costs and professional fees during the three months ended September 30, 2009 as compared to the same period in 2008.

The following table sets forth the changes in revenues for the three months ended September 30, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
					Increase
	2009	%*	2008	%*	(Decrease)	%**
Revenues
Brokerage revenues:
Credit	$68,235	35.5%	$60,029	24.7%	$8,206	13.7%
Equity	44,673	23.2	69,941	28.8	(25,268)	(36.1)
Financial	33,166	17.3	45,542	18.7	(12,376)	(27.2)
Commodity	38,311	19.9	50,850	20.9	(12,539)	(24.7)
Total brokerage revenues	184,385	95.9	226,362	93.1	(41,977)	(18.5)
Other revenues	7,861	4.1	16,776	6.9	(8,915)	(53.1)
Total Revenues	$192,246	100.0%	$243,138	100.0%	$(50,892)	(20.9)%

*    Denotes % of total revenues.

**     Denotes % change in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

•                  Brokerage Revenues – We offer our brokerage services in four broad product categories: credit, equity, financial and commodity.  Below is a discussion on our brokerage revenues by product category for the three months ended September 30, 2009.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) decreased by approximately 18.6% for the third quarter of 2009 compared to the comparable period in 2008.

•                  In the third quarter of 2008, our credit product brokerage revenues included a $9.6 million charge related to the Lehman Brothers bankruptcy.  The lack of a similar charge in the third quarter of 2009 was a significant reason for the increase in our credit product brokerage revenues of $8.2 million in the third quarter of 2009 as compared to 2008.  Additionally, growth in our cash fixed income product revenues in North America and Europe offset a substantial decline in global credit derivative product revenues compared to the third quarter of last year.  Regulatory uncertainty, increased competition and the relatively lower volatility in the corporate debt markets compared to the third quarter of 2008 all contributed to the comparatively lower credit derivatives revenues.  Our credit product brokerage personnel headcount increased by 19 to 301 employees at September 30, 2009 from 282 employees at September 30, 2008.

•                  The decrease in equity product brokerage revenues of $25.3 million in 2009 was primarily due to continued depressed share values in Europe and declines in trading volumes in the U.S. and Europe, as equity market volatility was lower in the third quarter of 2008, which was marked by the credit crisis.  Our equity product brokerage personnel headcount increased by 3 to 235 employees at September 30, 2009 from 232 employees at September 30, 2008.

•                  The decrease in financial product brokerage revenues of $12.4 million in 2009 was primarily attributable to dealers reducing their trading operations in emerging markets and Asia and the personnel restructuring that we implemented in the second half of 2008 and a comparatively unfavorable interest rate environment.  Our financial product headcount declined by 6 to 266 employees at September 30, 2009 from 272 employees the previous year.

•                  The decrease in commodity product brokerage revenues of $12.5 million in 2009 was primarily attributable to the continued weakness in our dry freight business in Europe and Asia, which has yet to fully recover from the significant drop in the Baltic Dry Freight Index in the fourth quarter of 2008.  The Baltic Dry Freight Index is used by traders to price forward freight agreements.  In addition, the global recessionary environment and market participants’ focus on risk reduction also contributed to the decrease in commodity revenue as market participants traded more actively in short-dated, exchange-traded products.  Our commodity product brokerage personnel headcount decreased by 20 to 276 employees at September 30, 2009 from 296 employees at September 30, 2008.

•                  Other Revenues

Other revenues is comprised of the following:

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008

Software, analytics and market data	$13,627	$14,034
Remeasurement of foreign currency transactions and balances	2,307	(11,385)
Net realized and unrealized (losses) gains from foreign currency hedges	(8,742)	11,289
Interest income	172	2,187
Other	497	651
Total other revenues	$7,861	$16,776

The $8.9 million decrease in other revenues in the three months ended September 30, 2009 to $7.9 million from $16.8 million in the same period in 2008 was primarily related to a $20.0 million change in realized and unrealized losses on foreign currency derivative hedges.  We recognized realized and unrealized losses on foreign currency derivative hedges of $8.7 million in the three months ended September 30, 2009, as compared to realized and unrealized gains on foreign currency derivative hedges of $11.3 million in the comparable period in 2008.   This change was primarily due to the weakening of the British Pound Sterling relative to the U.S. Dollar and the Euro during the quarter.  The realized and unrealized losses from foreign currency hedge contracts recognized in the three months ended September 30, 2009 were offset by a $13.7 million increase in net realized and unrealized gains resulting from the remeasurement of foreign currency transactions and balances, from an $11.4 million loss in the third quarter of 2008 to a $2.3 million gain in the same period in 2009.  Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions.

Expenses

The following table sets forth the changes in expenses for the three months ended September 30, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Three Months Ended
	September 30,				Increase
	2009	%*	2008	%*	(Decrease)	%**
Expenses
Compensation and employee benefits	$135,139	70.3%	$176,462	72.6%	$(41,323)	(23.4)%
Communications and market data	11,661	6.1	12,640	5.2	(979)	(7.7)
Travel and promotion	8,280	4.3	11,845	4.9	(3,565)	(30.1)
Rent and occupancy	6,008	3.1	14,969	6.2	(8,961)	(59.9)
Depreciation and amortization	7,680	4.0	7,192	3.0	488	6.8
Professional fees	4,508	2.3	7,756	3.2	(3,248)	(41.9)
Clearing fees	7,153	3.7	12,026	4.9	(4,873)	(40.5)
Interest	2,769	1.4	3,508	1.4	(739)	(21.1)
Other expenses	4,632	2.4	7,317	3.0	(2,685)	(36.7)
Total Expenses	$187,830	97.6%	$253,715	104.4%	$(65,885)	(26.0)%

*    Denotes % of total revenues.

**     Denotes % change in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

•          Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expenses of $41.3 million in the third quarter of 2009 was primarily attributable to a decrease in brokerage revenues and corresponding performance bonuses as well as the restructuring initiatives implemented since the third quarter of 2008.

•                  Total compensation and employee benefits as a percentage of total revenues decreased to 70.3% for the three months ended September 30, 2009 as compared to 72.6% for the same period in the prior year, which included $20.9 million in restructuring costs and the write-off of deferred compensation expense.  The historically high compensation expense as a percentage of revenues for the three months ended September

30, 2009 is due to lower broker productivity and higher fixed compensation costs as a percentage of revenues caused by the costs to restructure our product focus in the face of changing market dynamics, lower revenues in certain historically higher margin derivative markets, the amortization of previously paid sign-on bonuses and the continuing impact of the defection of almost two dozen of our New York credit division personnel to a competitor in April 2008. These unexpected departures led to increased hiring, retention and bonus compensation expenses that continue to negatively impact our compensation structure.

•                  Bonus expense represented 46.1% and 50.2% of total compensation and employee benefits expense for the three months ended September 30, 2009 and 2008, respectively.  A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.  Additionally, sign-on bonus expense represented 9.0% and 8.4% of total compensation and employee benefits for the three months ended September 30, 2009 and 2008, respectively.

•          All Other Expenses

•                  The $3.6 million decrease in travel and promotion was primarily attributable to lower broker entertainment expenses.  Travel and promotion, as a percentage of our total brokerage revenues for the three months ended September 30, 2009, decreased to 4.5% from 5.2% for the same period from the prior year.

•                  The decrease in rent and occupancy of $9.0 million in the three months ended September 30, 2009 relative to the same period of the prior year was primarily due to the $7.8 million in costs we incurred in the third quarter of 2008 related to the abandonment of our offices at 100 Wall Street and our move to 55 Water Street in New York.  We completed our move to our current New York headquarters in September of 2008.

•                  The decrease in professional fees of $3.2 million in the three months ended September 30, 2009 relative to the same period of the prior year was primarily due to a decrease in legal and professional costs incurred in relation to merger discussions in 2008 and a decrease in litigation expenses.  The remaining decrease related to a decline in strategic and other consulting fees.

•                  The decrease in clearing fees of $4.9 million was primarily due to a change in product mix as our cash fixed income business increased relative to our cash equities business.   Clearing fees, as a percentage of our total revenues from principal transactions, decreased to 11.0% for the three months ended September 30, 2009, from 27.5% for the previous year.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services.  Clearing fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions.  We also use the services of stock exchanges and floor brokers to assist in the execution of transactions.  Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, clearing fees also include fees incurred in certain equity transactions executed on an agency basis.

•                  The decrease in interest expense of $0.7 million was primarily due to lower prevailing interest rates on our Credit Agreement and a decrease in the average borrowings outstanding under our Credit Agreement in the three months ended September 30, 2009 as compared to the same period in 2008, as well as to lower interest expense incurred on balances with clearing organizations.

•                  The decrease in other expenses of $2.7 million was primarily due to the $3.1 million write-off of an investment in an unconsolidated affiliate during the three month period ended September 30, 2008.  In addition, the year ago period included higher fixed asset write-offs related to the move of our headquarters and third party license fees compared to the same period in 2009, partially offset by an increase in net litigation settlements and awards, certain software and systems charges and regulatory fees in the three months ended September 30, 2009.

•                  Our effective tax rate was 37.0% for the three months ended September 30, 2009 as compared to 36.5% for the same period in 2008.  The increase in the effective tax rate was primarily due to an increase in non-deductible expenses compared to global income.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net income for the nine months ended September 30, 2009 was $30.7 million as compared to net income of $52.9 million for the nine months ended September 30, 2008, a decrease of $22.2 million or approximately 41.9%.  Total revenues decreased by $186.1 million, or 22.7%, to $633.1 million for the nine months ended September 30, 2009 from $819.3 million for the previous year.  Our decreased revenues were primarily due to decreased brokerage revenues across all product categories.  Our total brokerage personnel headcount decreased by 4 to a total of 1,078 employees at September 30, 2009 from 1,082 employees at September 30, 2008. Total expenses decreased by $151.5 million, or 20.6%, to $584.4 million for the nine months ended September 30, 2009 from $735.9 million for the same period from the prior year.  Expenses decreased primarily because of decreased compensation expense for the nine months ended September 30, 2009, which was attributable to a decrease in performance-based bonus expense as a result of lower brokerage revenues, as well as due to lower travel and promotion, rent and occupancy, clearing fees and other expenses.

The following table sets forth the changes in revenues for the nine months ended September 30, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
					Increase
	2009	%*	2008	%*	(Decrease)	%**
Revenues
Brokerage revenues:
Credit	$223,727	35.3%	$246,999	30.1%	$(23,272)	(9.4)%
Equity	146,920	23.2	218,293	26.6	(71,373)	(32.7)
Financial	97,662	15.4	143,884	17.6	(46,222)	(32.1)
Commodity	114,744	18.1	160,975	19.6	(46,231)	(28.7)
Total brokerage revenues	583,053	92.1	770,151	94.0	(187,098)	(24.3)
Other revenues	50,094	7.9	49,116	6.0	978	2.0
Total Revenues	$633,147	100.0%	$819,267	100.0%	$(186,120)	(22.7)%

*    Denotes % of total revenues.

**     Denotes % change in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

•                  Brokerage Revenues – We offer our brokerage services in four broad product categories: credit, equity, financial, and commodity.  Below is a discussion on our brokerage revenues by product category for the nine months ended September 30, 2009.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) decreased by approximately 24.1% for the nine months ended September 30, 2009, as compared to the previous year.

•                  The decrease in credit product brokerage revenues of $23.3 million for the nine months ended September 30, 2009 was due to a number of factors, including dealer and hedge fund deleveraging, the defection of almost two dozen North American credit brokers to a competitor in April 2008 and uncertainty about the changing market structure and the impact of proposed government and regulatory actions in the U.S. and Europe.  Growth in our fixed income product revenues in Europe and North America partially offset a substantial decline in global credit derivative product revenues compared to the previous year.  Our credit product brokerage personnel headcount increased by 19 to 301 employees at September 30, 2009 from 282 employees at September 30, 2008.

•                  The decrease in equity product brokerage revenues of $71.4 million for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to depressed share values in Europe where our cash equity and equity derivative commissions are often based on notional values, as well as less favorable foreign currency translation.  The equity markets also experienced decreased volatility in the first nine months of 2009 as compared to the previous year.  Our equity product brokerage personnel headcount increased by 3 to 235 employees at September 30, 2009 from 232 employees at September 30, 2008.

•                  The decrease in financial product brokerage revenues of $46.2 million for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to dealers scaling back trading operations in emerging markets and Asia during the second half of 2008, the transfer of our global U.S. dollar interest rate swap business to a third party in March of 2008, and the restructuring that we implemented in the second half of 2008.  Our financial product headcount declined by 6 to 266 employees at September 30, 2009 from 272 employees from previous year.

•                  The decrease in commodity product brokerage revenues of $46.2 million for the nine months ended September 30, 2009 was primarily attributable to weakness in our dry freight business in Europe and Asia, which has yet to recover from the significant drop in the Baltic Dry Freight Index in the fourth quarter of 2008.  In addition, the global recessionary environment and market participants’ focus on risk reduction also contributed to the decrease in commodity revenue as market participants traded more actively in short-dated, exchange-traded products.  Our commodity product brokerage personnel headcount decreased by 20 to 276 employees at September 30, 2009 from 296 employees at September 30, 2008.

•                  Other Revenues

Other revenues is comprised of the following:

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

Software, analytics and market data	$39,698	$38,450
Remeasurement of foreign currency transactions and balances	5,220	(295)
Net realized and unrealized gains from foreign currency hedges	1,221	1,429
Interest income	895	6,948
Other	3,060	2,584
Total other revenues	$50,094	$49,116

The increase in other revenues for the nine months ended September 30, 2009 to $50.1 million from $49.1 million for the same period in 2008 was primarily related to a $5.5 million increase resulting from the remeasurement of foreign currency transactions and balances.  Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions.  This $5.5 million increase was primarily due to the strengthening of the Euro relative to the U.S. Dollar during the period.  We also saw a $1.2 million increase in software, analytics and market data revenue.  Offsetting this was a $6.1 million decrease in interest income resulting from lower interest rates earned on cash balances.

Expenses

The following table sets forth the changes in expenses for the nine months ended September 30, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Nine Months Ended
	September 30,				Increase
	2009	%*	2008	%*	(Decrease)	%**
Expenses
Compensation and employee benefits	$427,262	67.5%	$528,390	64.5%	$(101,128)	(19.1)%
Communications and market data	34,399	5.4	35,565	4.3	(1,166)	(3.3)
Travel and promotion	24,310	3.8	36,859	4.5	(12,549)	(34.0)
Rent and occupancy	16,455	2.6	28,342	3.5	(11,887)	(41.9)
Depreciation and amortization	23,534	3.7	23,563	2.9	(29)	(0.1)
Professional fees	13,728	2.2	20,119	2.5	(6,391)	(31.8)
Clearing fees	23,366	3.7	33,714	4.1	(10,348)	(30.7)
Interest	7,895	1.2	10,341	1.3	(2,446)	(23.7)
Other expenses	13,407	2.1	19,045	2.3	(5,638)	(29.6)
Total Expenses	$584,356	92.2%	$735,938	89.9%	$(151,582)	(20.6)%

*    Denotes % of total revenues.

**     Denotes % change in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

•          Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expenses of $101.1 million in the first nine months of 2009 was primarily attributable to a decrease in brokerage revenues and corresponding performance bonuses.

•                  Total compensation and employee benefits as a percentage of total revenues increased to 67.5% for the nine months ended September 30, 2009 as compared to 64.5% for the same period in the prior year. Our significantly lower broker productivity, higher fixed compensation costs as a percentage of revenue, along with severance costs related to a back office restructuring in the first quarter of 2009, all led to higher compensation expense as a percentage of revenue as compared to the same period in 2008.  Included within compensation expense were $3.9 million in restructuring costs and $20.9 million in restructuring costs and the write-off of deferred compensation expense for the nine month periods ended September 30, 2009 and 2008, respectively.  These historically, elevated compensation rates are due to the cost to restructure our product focus in the face of changing market dynamics, lower revenues in certain historically higher margin derivative markets, the amortization of previously paid sign-on bonuses and the continuing impact of the defection of almost two dozen of our New York credit division personnel to a competitor in April 2008.  The departure of these employees resulted in an increase in our compensation and employee benefits expense as a percentage of total revenues for the nine months ended September 30, 2009 compared to the same period in 2008 as the unexpected departures led to increased hiring, retention and bonus compensation expenses.

•                  Bonus expense represented 50.0% and 55.9% of total compensation and employee benefits expense for the nine months ended September 30, 2009 and 2008, respectively.  A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.  Additionally, sign-on bonus expense represented 8.1% and 6.0% of total compensation and employee benefits for the nine months ended September 30, 2009 and 2008, respectively.

•          All Other Expenses

•                  The decrease in travel and promotion was primarily attributable to lower broker entertainment expenses.  Travel and promotion, as a percentage of our total brokerage revenues for the nine months ended September 30, 2009, decreased to 4.2% from 4.8% for the same period from the prior year.

•                  The decrease in rent and occupancy of $11.9 million was primarily due to our relocation of our primary U.S. offices in 2008.  In the first nine months of 2008, we incurred $2.5 million in duplicate rent as we maintained both the 55 Water Street and 100 Wall Street locations during the transition.  In addition to this duplicate rent, we also incurred $7.8 million in costs related the abandonment of our offices at 100 Water Street and our move to 55 Water Street in the nine months ended September 30, 2008.  We completed our move to our current New York headquarters in September of 2008.

•                  The decrease in professional fees of $6.4 million in the nine months ended September 30, 2009 relative to the same period of the prior year was primarily due to a decrease in legal and professional costs incurred in relation to merger discussions in 2008 and a decrease in litigation expenses.  The remaining decrease related to a reduction in strategic and other consulting fees.

•                  The decrease in clearing fees of $10.3 million was primarily due to a change in product mix as our cash fixed income business increased relative to our cash equities business.  Clearing fees, as a percentage of our total revenues from principal transactions decreased to 10.8% for the nine months ended September 30, 2009, from 21.6% for the same period from the prior year.  This decrease was primarily due to the change in product mix as our cash fixed income business increased relative to our cash equities business.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services.  Clearing fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions.   We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions.  Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, clearing fees also include fees incurred in certain equity transactions executed on an agency basis.

•                  The decrease in interest expense of $2.4 million in the first nine months of 2009 compared to the same period in 2008 was primarily due to lower prevailing interest rates on our Credit Agreement and a decrease in average borrowings outstanding under our Credit Agreement, as well as lower interest expense on balances maintained with clearing organizations.  These decreases were partially offset by an increase in the applicable interest rate on our Senior Notes in July 2008.

•                  The decrease in other expenses of $5.6 million was primarily due to the $3.1 million write-off of an investment in an unconsolidated affiliate during the three month period ended September 30, 2008.  In addition, there was a decrease in spending on office equipment and supplies, third party licensing fees, dues and subscriptions, a reduction in certain investment losses, and a decrease in net litigation settlements and awards compared to the same period in the prior year, offset by an increase in restructuring costs related to a joint venture and certain software and systems charges.

•                  Our effective tax rate was 37.0% for the nine months ended September 30, 2009 as compared to 36.5% for the same period in the prior year. The increase in the effective tax rate was primarily due to an increase in non-deductible expenses compared to net income for the nine months ended September 30, 2009 as compared to the same period in 2008.

Results of Segment Operations

The Company has three operating segments: Americas Brokerage, Europe, Middle East and Africa (“EMEA”) Brokerage and Asia Brokerage.  Additionally, the Company presents its operating segments as four reportable segments: Americas Brokerage, EMEA Brokerage, Asia Brokerage and All Other.  The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of the Company’s corporate business activities and its software, analytics and market data operations.   In prior periods, Asia Brokerage was included within the All Other segment as it did not meet the quantitative threshold for separate disclosure under ASC 280-10 Segment Reporting.  However, as a result of the growth experienced in Asia and the changes in the economic characteristics of the Americas and the EMEA brokerage operations, for the year ended December 31, 2008, the Company changed its reportable segments.  Prior period results have been adjusted to reflect the changes in the reporting structure.

The following tables summarize our revenues, expenses and pre-tax income by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Americas Brokerage	$75,421	$86,461	$254,416	$297,753
EMEA Brokerage	93,411	118,359	282,622	398,227
Asia Brokerage	15,991	22,016	47,414	75,434
All Other	7,423	16,302	48,695	47,853
Total Consolidated Revenue	$192,246	$243,138	$633,147	$819,267

Expenses:
Americas Brokerage	$59,827	$66,295	$197,186	$208,540
EMEA Brokerage	63,452	91,418	190,968	276,788
Asia Brokerage	14,223	21,830	45,758	60,471
All Other	50,328	74,172	150,444	190,139
Total Consolidated Expenses	$187,830	$253,715	$584,356	$735,938

Pre-tax Income (Loss):
Americas Brokerage	$15,594	$20,166	$57,230	$89,213
EMEA Brokerage	29,959	26,941	91,654	121,439
Asia Brokerage	1,768	186	1,656	14,963
All Other	(42,905)	(57,870)	(101,749)	(142,286)
Total Pre-tax income (loss)	$4,416	$(10,577)	$48,791	$83,329

Segment Results for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

•                  Revenues

•                  Revenues for Americas Brokerage decreased $11.0 million, or 12.8%, to $75.4 million for the three months ended September 30, 2009 from $86.4 million for the three months ended September 30, 2008. Revenues for EMEA Brokerage decreased $25.0 million, or 21.1%, to $93.4 million for the three months ended September 30, 2009 from $118.4 million for the three months ended September 30, 2008. Revenues for Asia Brokerage decreased $6.0 million, or 27.4%, to $16.0 million for the three months ended September 30, 2009 from $22.0 million for the three months ended September 30, 2008. Total revenues for our three brokerage segments decreased by $42.0 million, or 18.5%, to $184.8 million for the three months ended September 30, 2009 from $226.8 million for the three months ended September 30, 2008. The decline in revenues was primarily due to decreased brokerage revenues in three of our four brokerage product categories and in all geographical regions resulting from the factors described above under “Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008”.

•                  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other decreased by $8.9 million, or 54.5%, to $7.4 million for the three months ended September 30, 2009 from $16.3 million for the three months ended September 30, 2008.  This decrease was primarily related to net realized and unrealized losses of $6.3 million on foreign currency hedges and transactions in the three month period ending September 30, 2009. Additionally, interest income declined $2.0 million resulting from lower interest rates on lower cash balances.

•                  Expenses

•                  Expenses for Americas Brokerage decreased $6.5 million, or 9.8%, to $59.8 million for the three months ended September 30, 2009 from $66.3 million for the three months ended September 30, 2008. Expenses for EMEA Brokerage decreased $27.9 million, or 30.6%, to $63.5 million for the three months ended September 30, 2009 from $91.4 million for the three months ended September 30, 2008. Expenses for Asia Brokerage decreased $7.6 million, or 34.8%, to $14.2 million for the three months ended September 30, 2009 from $21.8 million for the three months ended September 30, 2008. Total expenses for our three brokerage segments decreased by $42.0 million, or 23.4%, to $137.5 million for the three months ended September 30, 2009 from $179.5 million for the three months ended September 30, 2008.  The decrease was primarily due to a decrease in compensation and employee benefits, travel and promotion and clearing fees, as well as the other factors described above under “Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008”.

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

•                  Total expenses for All Other decreased by $23.9 million, or 32.1%, to $50.3 million for the three months ended September 30, 2009 from $74.2 million for the three months ended September 30, 2008. The decrease was primarily due to a decrease in professional fees, rent and occupancy, depreciation and amortization, interest and other expenses.

Segment Results for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

•                  Revenues

•                  Revenues for Americas Brokerage decreased $43.4 million, or 14.6%, to $254.4 million for the nine months ended September 30, 2009 from $297.8 million for the nine months ended September 30, 2008. Revenues for EMEA Brokerage decreased $115.6 million, or 29.0%, to $282.6 million for the nine months ended September 30, 2009 from $398.2 million for the nine months ended September 30, 2008. Revenues for Asia Brokerage decreased $28.0 million, or 37.1%, to $47.4 million for the nine months ended September 30, 2009 from $75.4 million for the nine months ended September 30, 2008. Total revenues for our three brokerage segments decreased by $187.0 million, or 24.2%, to $584.4 million for the nine months ended September 30, 2009 from $771.4 million for the nine months ended September 30, 2008. The decline in revenues was primarily due to decreased brokerage revenues in all products and geographical regions resulting from the factors described above under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008”.

•                  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other increased by $0.8 million to $48.7 million for the nine months ended September 30, 2009 from $47.9 million for the nine months ended September 30, 2008.  This increase was primarily related to an increase in net realized and unrealized gains of $5.3 million on foreign currency hedges and transactions and a $1.2 million increase in software, analytics and market data revenue. This increase was partially offset by a $6.1 million decrease in interest income resulting from lower interest rates earned on cash balances.

•                  Expenses

•                  Expenses for Americas Brokerage decreased $11.4 million to $197.1 million for the nine months ended September 30, 2009 from $208.5 million for the nine months ended September 30, 2008. Expenses for EMEA Brokerage decreased $85.8 million, or 31.0%, to $191.0 million for the nine months ended September 30, 2009 from $276.8 million for the nine months ended September 30, 2008. Expenses for Asia Brokerage decreased $14.7 million, or 24.3%, to $45.8 million for the nine months ended September 30, 2009 from $60.5 million for the nine months ended September 30, 2008. Total expenses for our three brokerage segments decreased by $111.9 million, or 20.5%, to $433.9 million for the nine months ended September 30, 2009 from $545.8 million for the nine months ended September 30, 2008.  The decrease was primarily due to a decrease in compensation and employee benefits, travel and promotion and clearing fees, as well as the other factors described above under “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008”.

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

•                  Total expenses for All Other decreased by $39.7 million, or 20.9%, to $150.4 million for the nine months ended September 30, 2009 from $190.1 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in compensation and employee benefits, travel and promotion, rent and occupancy, depreciation and amortization, professional fees, interest and other expenses.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from October 1, 2007 to September 30, 2009. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
	(dollars in thousands)

Revenues
Brokerage revenues:
Agency commissions	$119,396	$121,488	$125,399	$143,556	$182,591	$192,074	$239,089	$186,827
Principal transactions	64,989	79,566	72,215	50,272	43,771	53,532	59,094	51,366
Total brokerage revenues	184,385	201,054	197,614	193,828	226,362	245,606	298,183	238,193
Software, analytics and market data	13,627	13,019	13,052	12,800	14,034	13,157	11,259	4,850
Contract revenue	—	97	5	28	—	45	13	—
Interest income	172	226	497	1,669	2,187	2,078	2,683	2,726
Other income (loss)	(5,938)	10,270	5,067	(12,089)	555	643	2,462	1,590
Total revenues	192,246	224,666	216,235	196,236	243,138	261,529	314,600	247,359
Expenses
Compensation and employee benefits	135,139	146,575	145,548	137,583	176,462	158,730	193,198	151,020
Communications and market data	11,661	11,240	11,498	12,245	12,640	11,744	11,181	11,538
Travel and promotion	8,280	8,550	7,480	8,897	11,845	13,291	11,723	13,057
Rent and occupancy	6,008	5,297	5,150	5,363	14,969	6,759	6,614	6,132
Depreciation and amortization	7,680	8,015	7,839	7,827	7,192	8,449	7,922	6,992
Professional fees	4,508	4,129	5,091	6,081	7,756	7,351	5,012	5,539
Clearing fees	7,153	8,106	8,107	9,706	12,026	10,486	11,202	10,200
Interest	2,769	2,657	2,469	3,993	3,508	3,748	3,085	1,522
Other expenses	4,632	3,845	4,928	4,847	7,317	4,620	7,086	6,023
Contract costs	—	2	—	46	—	16	6	—
Total expenses	187,830	198,416	198,110	196,588	253,715	225,194	257,029	212,023
Income (loss) before income taxes	4,416	26,250	18,125	(352)	(10,577)	36,335	57,571	35,336
Provision for (benefit from) income taxes	1,633	9,894	6,525	(544)	(3,861)	12,687	21,589	10,128
Net income (loss)	$2,783	$16,356	$11,600	$192	$(6,716)	$23,648	$35,982	$25,208

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007

Revenues
Brokerage revenues:
Agency commissions	62.1%	54.1%	58.0%	73.2%	75.1%	73.4%	76.0%	75.5%
Principal transactions	33.8	35.4	33.4	25.6	18.0	20.5	18.8	20.8
Total brokerage revenues	95.9	89.5	91.4	98.8	93.1	93.9	94.8	96.3
Software, analytics and market data	7.1	5.8	6.0	6.5	5.8	5.0	3.6	2.0
Contract revenue	—	—	—	—	—	—	—	—
Interest income	0.1	0.1	0.2	0.9	0.9	0.8	0.9	1.1
Other income (loss)	(3.1)	4.6	2.4	(6.1)	0.2	0.3	0.8	0.6
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	70.3%	65.2%	67.3%	70.1%	72.6%	60.7%	61.4%	61.1%
Communications and market data	6.1	5.0	5.3	6.2	5.2	4.5	3.6	4.7
Travel and promotion	4.3	3.8	3.5	4.5	4.9	5.1	3.7	5.3
Rent and occupancy	3.1	2.4	2.4	2.7	6.2	2.6	2.1	2.5
Depreciation and amortization	4.0	3.6	3.6	4.0	3.0	3.2	2.5	2.8
Professional fees	2.3	1.8	2.4	3.1	3.2	2.8	1.6	2.2
Clearing fees	3.7	3.6	3.7	4.9	4.9	4.0	3.6	4.1
Interest	1.4	1.2	1.1	2.0	1.4	1.4	1.0	0.6
Other expenses	2.4	1.7	2.3	2.5	3.0	1.8	2.3	2.4
Contract costs	—	—	—	—	—	—	—	—
Total expenses	97.6%	88.3%	91.6%	100.2%	104.4%	86.1%	81.7%	85.7%
Income (loss) before income taxes	2.4	11.7	8.4	(0.2)	(4.4)	13.9	18.3	14.3
Provision for (benefit from) income taxes	0.8	4.4	3.0	(0.3)	(1.6)	4.9	6.9	4.1
Net (loss) income	1.6%	7.3%	5.4%	0.1%	(2.8)%	9.0%	11.4%	10.2%

Liquidity and Capital Resources

Net cash provided by operating activities was $55.2 million for the nine months ended September 30, 2009, compared with $173.0 million provided by operating activities for the nine months ended September 30, 2008, a decrease of $117.8 million. This decrease is, in part, attributable to the $22.2 million decline in our net income to $30.7 million for the nine months ended September 30, 2009, from $52.9 million for the nine months ended September 30, 2008. Items which reconcile net income to net cash provided by operating activities such as depreciation, amortization of deferred compensation, unrealized foreign currency gains and losses, and other items increased by $4.5 million as compared to the nine months ended September 30, 2008. Additionally, working capital employed in the business increased by $100.0 million for the nine months ended September 30, 2009 relative to the same period in 2008.  The increase in working capital used in the business is primarily related to a $101.6 million decrease in the change in net receivables from and payables to brokers, dealers and clearing organizations, a $13.8 million increase in the change in commissions receivable, a decrease in accrued compensation and accounts payable and accrued expenses of $17.1 million, a net decrease in other liabilities of $25.5 million offset by a $60.6 million decrease in the change in other assets.

Net cash used in investing activities for the nine months ended September 30, 2009 was $22.5 million compared to $190.3 million used in the nine months ended September 30, 2008. The decrease in cash used for investing activities was primarily attributable to $149.5 million in net cash used for the acquisition of substantially all of the outstanding shares of Trayport Ltd. in January 2008. See Note 4 to the Condensed Consolidated Financial Statements for further details of the Trayport acquisition. Additionally, the decrease in cash used in investing activities was due to a decrease in capital expenditures related to the relocation of our corporate offices which we completed in September 2008.

Net cash used in financing activities for the nine months ended September 30, 2009 was $60.6 million, compared to $128.2 million provided by financing activities for the nine months ended September 30, 2008. The cash used in financing activities in the nine months ended September 30, 2009 primarily consisted of repayments of borrowings of $35.0 million under our Credit Agreement, payments for cash dividends of $17.7 million and $3.0 million in repurchases of our common stock. In April 2009, we amended our Credit Agreement to reduce the maximum permitted borrowings to $175.0 million, increase the applicable margin and amend certain definitions and financial covenants. See Note 5 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte Ltd and GFI Korea Money Brokerage Limited. These subsidiaries are subject to the regulatory capital and compliance requirements described in Note 12 to the Condensed Consolidated Financial Statements. At September 30, 2009, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements. See Note 12 to the Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements. In addition, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our matched principal brokerage business.

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

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$119,889	$12,946	$21,827	$17,587	$67,529
Short-term borrowings (1)	130,000	130,000	—	—	—
Interest on Long-term obligations	17,157	4,902	9,804	2,451	—
Long-term obligations	60,000	—	—	60,000	—
Purchase obligations(2)	20,110	15,749	4,361	—	—
Total	$347,156	$163,597	$35,992	$80,038	$67,529

(1)           Amounts listed under Short-term borrowings represent outstanding borrowings under our Credit Agreement and vary from the Short-term borrowings reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees.   See Note 5 to the Condensed Consolidated Financial Statements for further information.

(2)           Amounts listed under Purchase Obligations include agreements for market data with various information service providers.  Additionally, such amounts include purchase commitments for capital expenditures for the implementation of a redundant data and software application facility and other purchase commitments for capital expenditures, hosting and software licensing agreements.  See Note 9 to our Condensed Consolidated Financial Statements for further discussion of these obligations.

Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all ASC 740-10 (formerly FIN 48) liabilities of approximately $7.2 million are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at September 30, 2009.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which is now a sub-topic within ASC 810-10 Consolidation (“ASC 810-10”).  ASC 810-10 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests.  ASC 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of ASC 810-10 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007), which is now a sub-topic within ASC 805 Business Combinations (“ASC 805”).  ASC 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  ASC 805 applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as “true-mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights.  ASC 805 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of ASC 805 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which is now a sub-topic within ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”). ASC 820-10 delayed the effective date of fair value measurements and disclosures for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of ASC 820-10.  The Company adopted ASC 820-10 for those nonfinancial assets and liabilities noted in FSP 157-2 on January 1, 2009.  The adoption of ASC 820-10 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which is now a sub-topic within ASC 815-10 Derivatives and Hedging (“ASC 815-10”).  ASC 815-10 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements.  ASC 815-10 was effective for fiscal years beginning after November 15, 2008 and was adopted by the Company on January 1, 2009.  See Note 11 for disclosures on Derivative Financial Instruments.

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets, which is now a sub-topic within ASC 350-30 Intangibles — Goodwill and Other (“ASC 350-30”). ASC 350-30 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset’s fair value. ASC 350-30 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of ASC 350-30 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is now a sub-topic within ASC 260-10 Earnings Per Share (“ASC 260-10”).  ASC 260-10 addresses whether  instruments granted in share-based payment  transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128,  Earnings Per Share, which is now a sub-topic within ASC 260-10.  ASC 260-10 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009.  The adoption of ASC 260-10 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is now a sub-topic within ASC 805 Business Combinations (ASC “805”).  ASC 805 addresses the criteria and disclosures for recognition of an acquired asset or liability assumed in a business combination that arises from a contingency.  ASC 805 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of ASC 805 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which is now a sub-topic within ASC 825-10 Financial Instruments (“ASC 825-10”).  ASC 825-10 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  These disclosures are also required in summarized financial information at interim reporting periods.  ASC 825-10 was effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  ASC 825-10 was adopted by the Company on April 1, 2009.  See Note 11 for disclosures on Financial Instruments.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-

Temporary Impairments, which is now a sub-topic included within ASC 320-10 Investments — Debt and Equity Securities (“ASC 320-10”).  ASC 320-10 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  ASC 320-10 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  ASC 320-10 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is now a sub-topic within ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 provides additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10 was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  ASC 820-10 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now a sub-topic within ASC 855-10 Subsequent Events (“ASC 855-10”).  ASC 855-10 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles.  ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. See Note 15 for disclosures on Subsequent Events.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 (“SFAS 166”).  SFAS 166 amends FASB Statement No. 140, which is now a sub-topic within ASC 860 Transfers and Servicing, to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS 166 to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).  SFAS 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, which is now a sub-topic within ASC 810 Consolidations, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests provide a controlling financial interest in a variable interest entity.  The determination is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.  SFAS 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter.  The Company does not expect the adoption of SFAS 167 to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which is now a sub-topic within ASC 105-10 Generally Accepted Accounting Principles (“ASC 105-10”).  ASC 105-10 establishes the codification as the source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities and all guidance contained in the codification carries an equal level of authority.  ASC 105-10 is effective for interim and annual reporting periods ending after September 15, 2009.  References to generally accepted accounting principles contained in the Company’s financial statements have been updated to reflect the new codification references as required.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5 (“ASU 2009-5”) Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value.  ASU 2009-5 provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available and provides valuation techniques to be utilized by the reporting entity.  ASU 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance.  The Company does not expect the adoption of ASU 2009-5 to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements.  ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities.  ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of adoption of ASU 2009-13 on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”) Software (Topic 985) Certain Revenue Arrangements That Include Software Elements.  ASU 2009-14 provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software.  ASU 2009-14 also provides additional guidance on how to determine which software, if any, relating to the tangible product would be excluded from software revenue recognition.  ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010.  Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of adoption of ASU 2009-14 on our consolidated financial statements.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2008 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2009.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the nine months ended September 30, 2009.

While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened by 10% against the U.S. Dollar and the British Pound Sterling weakened by 10% against the U.S Dollar, the net impact to our net income would have been a reduction of approximately $9.6 million.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the three month period ended September 30, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
July
Stock Repurchase Program (a)	—	$—	—	5,884,224
Employee Transactions (b)	60,467	$6.63	N/A	N/A

August
Stock Repurchase Program (a)	—	$—	—	6,033,878
Employee Transactions (b)	72,829	$7.00	N/A	N/A

September
Stock Repurchase Program (a)	—	$—	—	6,706,501
Employee Transactions (b)	148,359	$7.33	N/A	N/A

Total
Stock Repurchase Program (a)	—	$—	—	6,706,501
Employee Transactions (b)	281,655	$7.09	N/A	N/A

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2009.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)