Form 10-K
period 2009-12-31
GFI Group Inc.
filed 2010-03-15
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $439,687,081 based upon the closing sale price of $6.74 as reported on the Nasdaq Global Select Market.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2010
Common Stock, $0.01 par value per share	118,733,168 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's definitive proxy statement for its annual shareholders' meeting to be held on June 10, 2010 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

        Sections of this Annual Report on Form 10-K, including, but not limited to "Legal Proceedings" under Part I—Item 3, "Management's Discussion & Analysis" and "Quantitative and Qualitative Disclosures About Market Risk" under Part II—Item 7 & 7A, may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

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

  •
  risks associated with our matched principal and principal trading business, including risks arising from specific brokerage transactions, or series of brokerage transactions, such as credit risk and market risk;

  •
  the extensive regulation of the Company's business, changes in laws and regulations governing our business and operations or permissible activities and our ability to comply with such laws and regulations;

  •
  our ability to keep up with rapid technological change and to continue to develop and support our electronic brokerage systems in a cost-effective manner;

  •
  future results of operations and financial condition;

  •
  the success of our business strategies;

  •
  economic, political and market factors affecting trading volumes, securities prices, or demand for our brokerage services, including recent conditions in the world economy and financial markets in which we provide our services;

  •
  financial difficulties experienced by our customers or key participants in the markets in which we focus our brokerage services;

  •
  risks associated with potential acquisitions by us of businesses or technologies;

  •
  the maturing of key markets and any resulting contraction in commissions;

  •
  risks associated with the expansion and growth of our operations generally or of specific products or services, including, in particular, our ability to manage our international operations;

  •
  uncertainties associated with currency fluctuations;

  •
  our failure to protect or enforce our intellectual property rights;

  •
  uncertainties relating to litigation;

  •
  liquidity and clearing capital requirements and the impact of the recent conditions in the world economy and the financial markets in which we provide our services on the availability and terms of additional or future capital, and

  •
  the effectiveness of our risk management policies and procedures.

        The foregoing risks and uncertainties, as well as those risks discussed under the headings "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A—Quantitative and Qualitative Disclosures About Market Risk" and elsewhere is this Annual Report on Form 10-K, may cause actual results to differ materially from such forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities Exchange Commission (the "SEC") and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

WHERE YOU CAN FIND MORE INFORMATION.

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

 PART I.

ITEM 1.    BUSINESS

        Throughout this Annual Report, unless the context otherwise requires, the terms "GFI", "Company", "we", "us" and "our" refer to GFI Group Inc. and its consolidated subsidiaries.

Our Business

Introduction

        We are a leading provider of wholesale brokerage, electronic execution and trading support products for global financial markets. We founded our business in 1987 and were incorporated under the laws of the State of Delaware in 2001 to be a holding company for our subsidiaries. We provide brokerage services, trade execution, market data and trading platform and other software products to institutional customers in markets for a range of credit, financial, equity and commodity instruments. We provide execution services for our institutional wholesale customers by either matching their trading needs with counterparties having reciprocal interests or directing their orders to an exchange or other trading venue. We have focused historically on the more complex, and often less commoditized, markets for sophisticated financial instruments, primarily over-the-counter ("OTC") derivatives, that offer an opportunity for higher commissions per transaction than the markets for more standardized financial instruments. In recent years, we have developed cash equity and cash bond brokerage businesses that complement our brokerage of OTC derivative products. We have been recognized by various industry publications as a leading provider of institutional brokerage services for a broad range of products in the credit, financial, equity and commodity markets on which we focus.

        We offer our customers a hybrid brokerage approach, combining a range of telephonic and electronic trade execution services, depending on the nature of the products and the needs of the individual markets. We complement our hybrid brokerage capabilities with decision support services, such as value-added data and analytics products, real-time auctions and post-transaction services, such as straight-through processing ("STP"), clearing links and trade and portfolio management services. We earn revenues for our brokerage services and charge fees for certain of our data, analytics and trading system software products.

        At December 31, 2009, we employed 1,082 brokerage personnel (consisting of 902 brokers and 180 trainees and clerks) serving over 2,400 brokerage, software, analytics and market data customers, including leading commercial and investment banks, corporations, insurance companies, asset managers and hedge funds, through our principal offices in New York, Sugar Land (TX), Englewood (NJ), Calgary, Santiago, London, Dublin, Paris, Dubai, Tel Aviv, Shanghai, Singapore, Seoul, Tokyo, Hong Kong, Sydney and Cape Town.

        Based on the nature of our operations in each geographic region, our products and services, customers and regulatory environment, we have three operating segments: Americas Brokerage; Europe, the Middle East and Africa ("EMEA") Brokerage; and Asia Brokerage. Our brokerage operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. We also have an All Other segment, which captures revenues and costs that are not directly assignable to one of the brokerage operating business segments, primarily consisting of our corporate business activities and operations from trading systems software, analytics and market data. See Note 19 to the Consolidated Financial Statements for further information on our revenues by segment and geographic region.

Our Industry

  Services of Wholesale Brokers

        Wholesale brokers (sometimes called "inter-dealer" brokers), such as us, operate in the center of wholesale financial markets by aggregating prices and fostering transactional liquidity for financial institutions around the globe. Wholesale brokers provide highly sophisticated trade execution services, combining teams of traditional "voice" brokers with sophisticated electronic trading systems that match institutional buyers and sellers in transactions for financial products that are listed on traditional exchanges or transacted over-the-counter. We refer to this integration of voice brokers with electronic brokerage systems as 'hybrid brokerage'. Although wholesale brokers may provide their institutional customers with access to traditional exchange products through their many STP links and electronic connections to exchanges and clearing firms, wholesale brokers do not generally provide independent clearing and settlement services.

        Wholesale market trading institutions, such as major banks, investment banks, asset managers and broker-dealer firms, have long utilized the services of wholesale brokers to help them identify complimentary trading parties for transactions in a broad range of equity, credit, financial and commodity products across the globe. These major trading firms pay brokerage commissions to wholesale brokers in return for timely and valuable pricing information, strong execution capabilities and access to deep pools of trading liquidity for both exchange traded and OTC products.

  Exchange Traded and OTC Transactions

        Exchange-traded markets and OTC markets have generally developed and grown in parallel to each other over the past several years as hedge funds proliferated and trading efficiency increased with the help of pre-trade data and analytics, trading software and automated post-trade processing and clearing services. The relationship between exchange-traded and OTC markets generally has been complimentary as each market typically provides unique services to different trading constituencies for products with distinctive characteristics and liquidity needs. Increasingly, wholesale brokers cross exchange traded products in the OTC market or direct customer orders to an appropriate exchange or other electronic trading venue for execution. Additionally, transactions executed OTC by wholesale brokers are often exchanged for an exchange-traded instrument after the initial OTC trade takes place.

        Traditional stock exchanges, such as NYSE Euronext, NASDAQ OMX and the London Stock Exchange and commodities exchanges, such as CME Group and Eurex, provide a trading venue for fairly simple and commoditized instruments that are based on standard characteristics and single key measures or parameters. Exchange-traded markets rely on relatively active order submission by buyers and sellers and generally high transaction flow. These markets allow a broad base of trading customers meeting relatively modest margin requirements to transact standardized contracts in a relatively liquid market. Exchanges offer price transparency and transactional liquidity. Exchanges are often associated or tied to use of a central counterparty clearer ("CCP"), thereby providing a ready utility for controlling counterparty credit risk.

        In comparison, OTC markets provide wholesale dealers and other large institutional traders with access to trading environments for individually negotiated transactions, non-standardized products and larger-sized orders of both OTC and exchange cleared instruments. OTC markets generally serve counterparties that are professional trading institutions and wholesale dealers. These professional counterparties often have in place bilateral arrangements to offset their contingent credit risk on each other by giving or taking collateral against that risk. In some of the more significant OTC asset classes, such as U.S. treasury securities, equities, and equity and commodity derivatives, OTC trades are either "given up" to a third-party CCP, underwritten by a clearing house or exchanged for exchange-traded instruments.

        The existence of both exchange traded and OTC markets provides benefits for different sectors of the global financial marketplace. Exchange traded markets serve the needs of both major and minor market participants for access to frequently traded, highly commoditized instruments. OTC markets, on the other hand, provide professional market participants and wholesale dealers with an arena in which to execute larger-sized transactions in a broad range of non-standardized and standardized products that are less actively traded and, often, individually negotiated. OTC markets are also conducive for trading large "block" transactions of actively traded standardized and centrally cleared instruments. Last, OTC markets often serve as incubators for new financial products that originate as relatively inactively traded OTC products before achieving a significant level of trading activity among a broader spectrum of investors.

  Role of the Wholesale Broker

        On most business days around the globe, wholesale brokers and other market intermediaries facilitate the execution of millions of sophisticated transactions, either on exchanges or OTC, involving trillions of dollars of securities, commodities, currencies and derivative instruments. These products range from standardized financial instruments, such as common equity securities, futures contracts and standardized OTC derivative contracts, to more complex, less standardized instruments, such as non-standardized OTC derivatives, that are typically traded between wholesale dealers, money center banks, asset managers and hedge funds. Wholesale brokers serve professional traders in these markets by assisting in market price discovery, fostering trading liquidity, preserving pre-trade anonymity, providing market intelligence and, ultimately, matching counterparties with reciprocal interests or directing their orders to an exchange or other electronic trading venue.

        The essential role of a wholesale broker is to enhance trading liquidity. Liquidity is the degree to which a financial instrument is easy to buy or sell quickly with minimal price disturbance. The liquidity of a market for a particular financial product or instrument depends on several factors, including: the number of market participants and facilitators of liquidity, the availability of pricing reference data, the availability of standardized terms and the volume of trading activity. Liquid markets are characterized by substantial price competition, efficient execution and high trading volume. Highly liquid markets exist for both commoditized, exchange-traded products and certain, more standardized instruments traded over the counter, such as the market for U.S. treasury securities, equities and equity and commodity derivatives. In such highly liquid markets, the services of wholesale brokers assist market participants achieve best execution or pricing, especially for larger transactions that may be privately negotiated.

        In contrast to the highly liquid markets for more commoditized instruments, less commoditized financial instruments and less liquid standardized transactions, such as high yield debt and derivatives with longer maturities, are generally traded over the counter in markets with variable or non-continuous liquidity. In such markets, a wholesale broker can enhance the efficient execution of a trade by applying its market knowledge to locate bids and offers and aggregate pools of liquidity in which such professional traders and dealers may meet counterparties with which to trade. A wholesale broker ordinarily accomplishes this by contacting potential counterparties directly by telephone or electronic messaging and, in an increasing number of cases, via proprietary trading systems provided by the broker through which market participants may post prices and execute transactions. Additionally, in a relatively less liquid market with fewer participants, disclosure of the intention of a participant to buy or sell could disrupt the market and lead to poor pricing. By using a broker, the identities of the transaction parties are often not disclosed until the trade is consummated. In this way, market participants better preserve their anonymity. For all these reasons, in relatively less liquid markets for non-commoditized products, a wholesale broker can provide professional traders and dealers with crucial liquidity enhancement through in-depth market knowledge, access to a range of potential counterparties and singular focus and attention on efficient execution.

        Wholesale brokers generally provide brokerage or execution services on either an agency (often called "name give-up") or matched principal (often called "riskless principal") basis. In an agency transaction, which is the conventional method of brokerage for OTC derivatives, we simply match a buyer and a seller and do not take title or hold a position in the derivative instrument, or the underlying security, instrument or asset, at any stage of the process. In a matched principal transaction, which is a conventional method of brokerage for cash products, such as equities and corporate fixed income, we are the counterparty to both sides of the transaction and the trade is settled through a clearing organization. Third party clearing organization are able to reduce our counterparty risk by matching the trade and assuming the legal counterparty risk for the trade. In some cases, principally in the OTC cash markets, a wholesale broker may temporarily take unmatched positions for its own account, generally in response to customer demand, or enter into principal investing transactions in which the broker commits its own capital to facilitate customer trading activities.

  Market Evolution

        Generally, as a market for a particular financial instrument develops and matures, more buyers and sellers enter the market, generating more transactions and pricing information. In addition, the terms of such financial instruments tend to become more standardized, generally resulting in a more liquid market. In this way, a relatively illiquid market for an instrument may evolve over a period of time into a more liquid market. As this evolution occurs, the characteristics of trading, the preferred mode of execution and the size of commissions that wholesale brokers charge, may also change. In some cases, as the market matures, a wholesale broker may provide a client with an electronic screen or system that displays the most current pricing information. In addition, a market may have some characteristics of both more liquid and less liquid markets, requiring a wholesale broker to offer integrated telephonic and electronic brokering. We refer to this integrated service as hybrid brokerage. Hybrid brokerage may range from coupling traditional voice brokerage services with various electronic enhancements, such as electronic communications, price discovery tools and automated order entry, to full electronic execution supported by telephonic communication between the broker and its customers.

        For highly liquid OTC markets, such as certain U.S. Treasury and cash foreign exchange products, electronic marketplaces have emerged as the primary means of conducting transactions and creating markets. In such electronic markets, many of the pre- and post-trade activities of market participants are facilitated through an electronic medium, such as a private electronic network or over the Internet. These electronic capabilities reduce the need for actual voice-to-voice participant interaction for certain functions, such as negotiation of specific terms, and allows voice brokers to focus on providing market intelligence and assistance in the execution process. For many professional traders, the establishment of electronic marketplaces has increased trading profits by leading to new trading methods and strategies, fostering new financial products and increasing market volumes.

        Most large exchanges worldwide, including certain exchanges in the United States, France, Canada, Germany, Japan, Sweden, Switzerland and the United Kingdom, are now partially or completely electronic. Additionally, in an increasing number of OTC markets for less commoditized products, a voice broker will often implement the transaction electronically for the customer by entering the customer's prices directly into the wholesale broker's trading systems at the request of the customer. In many of these markets, customers may benefit from a range of electronic enhancements to liquidity, including pricing dissemination, interactive trading, post-trade processing and other technology services. As these OTC markets have adopted greater use of technology, some market participants have sought to outsource the electronic distribution of their products and prices to qualified wholesale brokers in order to achieve optimal liquidity and to avoid the difficulty and cost of developing and maintaining their own electronic solutions.

  The Cash Markets

        Cash, or spot markets, exist across the credit, financial, equity and commodity product spectrum. The cash or spot markets are also known as physical markets, because prices are settled in cash on the spot at current market prices, as opposed to forward prices. A cash market may be a self-regulated centralized market, such as an equity or commodity exchange, or a decentralized OTC market where private transactions occur. The cash markets are often highly liquid, commoditized markets. Wholesale brokers, such as us, provide value in these markets through the capacity to source liquidity from other market participants and efficiently transact large positions through their access to exchanges, electronic communications networks and other trading counterparties and platforms with minimal price movement. Wholesale brokers may also provide traders in these markets with critical market information and analysis.

        Cash markets for equities, commodities and debt securities exist on both exchanges and in the OTC markets, while cash foreign exchange products are traded principally in the OTC markets. In cash transactions, market participants generally seek to purchase or sell a specified amount of securities, commodities or currencies at a specified price for cash, with settlement occurring within a few days after the trade is executed. In certain cash OTC transactions, the broker executes the transaction and the transaction is then cleared by a third-party exchange or clearinghouse on behalf of the parties to the trade. The clearing process eliminates the counterparty risk inherent in a bilateral OTC transaction as the clearinghouse becomes the buyer and seller in the transaction, thereby guaranteeing the trade. For this service, the clearinghouse imposes margin requirements and charges a fee. When we execute transactions for certain cash products, our customers may have their own relationship with a CCP, either directly or through a third party clearing firm or prime broker. In these cases, our customers are responsible for the margin payments and other CCP fees. Once we execute the transaction, our role is to collect a commission and step out of the trade. However, in most cleared markets, predominantly equities and cash fixed income, we remain the counterparty until the trade is settled. We believe that central counterparty clearing will play an increasing role in the future of both the cash and derivative OTC markets.

  The Derivatives Markets

        Derivatives are widely used to manage risk or take advantage of an anticipated direction of a market by allowing holders to guard against gains or declines in the price of underlying financial assets, indices or other investments without having to buy or sell such underlying assets, indices or other investments. Derivatives derive their value from the underlying asset, index or other investment that may be, among other things, a physical commodity, an interest rate, a stock, a bond, an index or a currency. Derivatives enable mitigation of risks associated with interest rate movements, equity ownership, changes in the value of foreign currency, credit defaults by large corporate and sovereign debtors and changes in the prices of commodity products.

        The lower capital utilization of derivatives makes these products a more efficient and attractive medium for trading than cash markets for many professional market participants. For this reason, trading volumes in derivatives are frequently a multiple of volumes in the equivalent underlying cash markets.

        Derivatives may be exchange traded or traded in the OTC market. Exchange-traded derivatives, including "options" and "futures," are highly commoditized instruments featuring standardized terms, including delivery places and dates, volume, technical specifications, and trading and credit procedures. Exchange-traded derivatives are generally cleared through a CCP. Wholesale brokers, like us, often cross exchange-traded derivatives as OTC transactions and the trades are then either exchanged for exchange-traded instruments, such as a futures contract, or "given up" to an exchange, other third-party CCP or futures clearing merchant ("FCM") for clearing. We have relationships with FCMs through which we are able to give up our customer's exchange-traded futures and options for clearing and settlement. On a limited number of our desks focusing on exchange-traded or OTC derivatives, we act as principal and our FCM acts as our clearing agent. In theses cases, we are responsible for providing the required collateral and margin payments.

        OTC derivatives, on the other hand, are bilateral, privately-negotiated agreements that range from the highly customizable derivative with a long maturity structured to a user's specific needs to very liquid, highly standardized derivatives with shorter maturities. OTC derivatives are generally structured as forwards, swaps or options. A forward is an agreement between two parties to exchange assets or cash flows at a specified future date at a price agreed on the trade date. A swap is an agreement between two parties to exchange cash flows or other assets or liabilities at specified payment dates during the agreed-upon life of the contract. An option is an agreement that gives the buyer the right, but not the obligation, to buy or sell a specified amount of an underlying asset or security at an agreed upon price on, or until, the expiration of the contract. Forwards have many of the same characteristics as exchange-traded futures and options. Swaps tend to be traded exclusively OTC, but are increasingly being cleared by CCPs. OTC derivative transactions can be hedged and arbitraged against both cash and related exchange-traded instruments and vice versa. However, a party generally cannot offset a position resulting from an OTC derivative against margin deposits or collateral held by an exchange.

        OTC derivatives provide investors and corporations with a wide variety of structures to address specific risk mitigation and trading strategies. In its 2009 annual survey, Risk magazine identified 117 categories of derivatives, excluding commodity derivatives. As a result, corporations and other investors are able to offset unique types of business risks that can not be mitigated using standardized, exchange traded derivatives. Indeed, while many large corporations hedge some risks using the relatively limited set of exchange-traded derivatives, such as futures contracts, they often rely on the wide range of customizable OTC derivatives to hedge those risks for which there is no close match available on organized exchanges. Such specific hedging also allows such end users to satisfy hedge accounting requirements.

        The number of different derivative instruments has grown as companies and financial institutions have developed new and innovative derivative instruments to meet industry demands for sophisticated risk management and complex financial arbitrage. Novel derivative instruments often have distinct terms and little or no trading history with which to estimate a price. Markets for new derivative instruments therefore require reliable market data, market intelligence and pricing tools, as well as the services of highly skilled and well-informed brokers.

        The OTC derivatives markets are far larger than the exchange-traded derivatives markets. According to a recent report of the Bank for International Settlements (the "BIS"), OTC derivatives accounted for over 90% of the total outstanding global derivatives transactions as of June 2009 (as measured by notional amount), with the remainder being exchange-traded derivatives. OTC derivatives markets are generally less liquid than exchange traded derivatives markets and may range from hardly to highly liquid. In these large, variably liquid OTC derivatives markets, wholesale brokers provide an essential service of liquidity aggregation and anonymous, efficient execution.

  Recent Derivative Market Developments

        In the past few years, global OTC derivatives markets have decreased in size after several years of rapid growth. In its review of the first half of 2009, the BIS reported that both the OTC and exchange-traded derivative markets had experienced contraction in the first half of 2009 compared to the same period in 2008. According to the BIS, as of June 30, 2009, the latest period reported, the notional amount outstanding of all OTC derivatives was $604.6 trillion, down 11.6% compared to $683.8 trillion in June 2009, while the notional amount outstanding for all exchange traded derivatives was $63.4 trillion on June 30, 2009 down 22.6% from $82.0 trillion on June 30, 2009. These declines compare to compound annual growth rates of 32.2% and 16.5% for notional amount outstanding in OTC and exchange-traded derivative markets, respectively, from June 30, 2003 to June 30, 2008. All OTC product categories were down in notional amount outstanding year-over-year in the study, including credit default swaps down 37.2%, commodities down 71.8%, equity linked derivatives down 35.0%, foreign exchange derivatives down 22.6% and interest rate derivatives down 4.6%. Interest rate derivatives are the largest derivatives category with $437.2 trillion outstanding as of June 30, 2009. Similarly, all exchange traded derivatives categories also realized significant declines in notional outstanding amount year-over-year. The declines in notional outstanding amount of derivatives can be partially attributed to industry efforts to net derivative exposure, especially in credit derivatives, through bilateral and multilateral netting arrangements and the advent of central clearing for certain derivatives.

        The decline in the notional outstanding amount of OTC derivatives is also a result, in part, of the recent financial crisis. The misuse of certain OTC derivatives has been cited as one of several causes of the crisis or, at least, a factor that amplified its magnitude through widespread miscalculation by banks and investors of the level of risk inherent in certain derivatives, including collateralized debt obligations and credit default swaps. The emergence of sub-prime loan losses in 2007 began the crisis and exposed other risky loans and over-inflated asset prices. With loan losses mounting and the fall of Lehman Brothers in September 2008, a major panic broke out on the inter-bank loan market, all of which caused dramatic volatility and pronounced trading activity in the OTC derivatives markets. As share and housing prices declined, many large and well established investment and commercial banks in the United States and Europe endured increased calls for greater collateral from derivatives counterparties, suffered huge losses and even faced bankruptcy. This led to massive public financial assistance to the banking sector alongside significant investor losses and capital withdrawals and significant deleveraging in the hedge fund trading community. The harm caused to the banking sector and the deleveraging of hedge fund traders eventually led to a general slowdown in trading activity in the OTC derivatives markets in the course of 2009 and a relative shifting of trading activity to cash markets.

        Notwithstanding contentions that certain OTC derivatives played a role in the financial crisis, the New York Federal Reserve Bank (the "NY Fed") has stated that OTC derivatives were not a central cause of the crisis. However, the NY Fed does believe that weaknesses in the infrastructure of OTC derivatives markets exacerbated the financial crisis. The NY Fed, among others, believes that some market participants took excessive risks using derivative instruments as a result of failures of risk management, corporate governance and management supervision. According to the NY Fed, the complexity and limited transparency of the derivative markets reinforced the potential for excessive risk taking, as regulators did not have a clear view into how OTC derivatives were being traded.

        Against this backdrop, the OTC derivatives markets in the U.S. and Europe have significantly improved certain inefficient systems and processes through the following developments of the last few years:

  •
  The creation of a central repository for credit derivative trades;

  •
  A decrease in the backlogs of unconfirmed trades;

  •
  An increase in transparency among market counterparties;

  •
  Improvements to the credit default swaps market, which have enabled the market to better handle high levels of bankruptcies;

  •
  An increase in the netting of the aggregate notional amount outstanding of credit default swap transactions; and

  •
  A better understanding of the daily value of collateralized portfolios.

Notwithstanding these improvements, the NY Fed and most pending versions of federal legislation in the U.S. and Europe advocate some or all of the following additional measures to improve the OTC derivatives market:

  •
  Greater use of CCPs by encouraging clearing initiatives by market participants and through harmonization of capital regulations that provide additional incentives for central clearing;

  •
  Increased regulatory transparency through mandatory reporting of non-cleared OTC derivatives to central trade repositories;

  •
  Increased transparency to all market participants through the publication of price and volume information;

  •
  The use of regulated exchanges and electronic trading platforms for sufficiently actively traded products; and

  •
  Stronger operational and risk-management practices, including collateral management and multilateral trade compression.

        In the wake of the financial crisis, governments in the United States and Europe have proposed legislation and regulations to implement various combinations of the above proposals. In December 2009, the U.S. House of Representatives approved a comprehensive financial regulatory reform proposal entitled "The Wall Street Reform and Consumer Protection Act" (the "House Bill"). Key components of the legislation would require the clearing of certain OTC derivative products that are accepted by a registered clearing agency or derivatives clearing organization with exceptions for certain end users. The legislation would also require reporting to regulators of many derivative transactions. Further, the legislation would require certain OTC derivatives to be executed through a registered exchange or "swap execution facility," a new classification that we believe would encompass the activities traditionally performed by wholesale brokers, such as us. The U.S. Senate is considering separate legislation that contains several elements of the House Bill.

        In Europe, the European Commission issued a Communication Document in October 2009 entitled "Ensuring efficient, safe and sound derivative markets: Future policy actions," that addressed many aspects of market operability and infrastructure and set out key milestones for the reform of the E.U. financial landscape. As such, there is the possibility that new comprehensive federal frameworks for the regulation of the OTC derivatives markets in which we provide our services may be adopted in 2010. For additional discussion, see "Item 1A—Risk Factors—Broad changes in laws or regulations or in the application of such laws and regulations may have an adverse effect on our ability to conduct our business."

Our Market Opportunity

        We believe the financial markets in which we operate present us with the following opportunities to provide value to our customers:

        Growing Demand for Investment Hedging and Risk Management.    In recent years, governments worldwide have issued billions of dollars of sovereign debt in order to fund financial system rescues and fiscal stimulus packages. As economic recovery takes hold, global corporate borrowings are also expected to increase. Investors in the sovereign and corporate debt markets will need to utilize a range of derivatives products to effectively hedge their credit, interest rate and foreign exchange related risks. Additionally, the resumption in growth of key emerging market countries, such as China and India, should lead to increased demand for basic commodities and a corresponding need for hedging instruments, such as energy and commodity futures and derivatives. These hedging activities account for a growing proportion of the daily trading volume in derivative products. In the current financial environment, we believe wholesale brokers will be needed to provide crucial liquidity aggregation and anonymous, efficient execution for those derivative products which are commonly used to hedge the risks associated with credit defaults by sovereign and corporate debtors, equity ownership, fluctuations in the value of foreign currencies and energy and commodity price volatility. We believe that increasing familiarity with derivative products and the growing global demand for hedging and risk management will continue to drive higher trading volumes in the financial products and markets in which we provide our execution, market information and software services.

        Continuing Globalization of Financial Markets.    The continuing globalization of trading is expected to propel long term growth in trading volumes in a wide array of financial and commodity products across the globe. We believe that the economic growth of emerging markets in South America, EMEA and Asia is fueling demand for the services of wholesale brokers to foster liquidity in new and emerging markets. We believe that our presence in multiple international financial centers, including the expansion of our services in EMEA, South America and Asia, positions us to capitalize on such demand.

        Increased Centralized Clearing of OTC Derivatives.    Increased clearing of certain OTC derivatives has been a focal point in both the U.S. and Europe as governments, regulators and market participants seek to improve global financial markets. International governments and regulators have pushed for the centralized clearing of credit derivatives and several exchanges and industry utilities have launched, or are in the process of developing, clearinghouses and platforms to clear certain credit derivatives and interest rate swaps products. We were a leader in initiatives to launch clearing of credit derivatives and believe that the increased central clearing of credit and other OTC derivatives products that we specialize in will be an important driver of volume grown in future years.

        Growing Market Demand for Superior Execution.    Sophisticated market participants around the world require efficient and effective execution of transactions in increasingly complex financial markets. We believe that in certain highly liquid markets for cash products, such as corporate fixed income and equities, the services of wholesale brokers are needed to achieve best execution, especially for larger transactions that may be privately negotiated. Wholesale brokers can source liquidity from other market participants or assess which competing markets, market makers, or electronic communications networks offer the most favorable terms of execution and efficiently transact large positions with minimal price movement. In addition, we believe that wholesale brokers, such as us, who provide hybrid brokerage services are better positioned to meet the particular needs in the broad range of markets in which we operate than competitors that do not offer this combination of voice and electronic services. In the wake of the global financial crisis, we believe that there will be increased demand for superior hybrid electronic execution facilities in certain wholesale OTC derivatives markets, such as the North American credit derivatives and OTC energy markets, that traditionally have under-utilized such systems. Accordingly, we believe that there will be an increased need for our trade support technology, including our hybrid brokerage systems and Trayport GlobalVisionSM products.

        Greater Importance of Product Expertise.    Wholesale brokers provide important price discovery and liquidity aggregation services in both liquid and illiquid markets. The presence of a broker provides customers with market intelligence, enhanced liquidity and, ultimately, improved pricing and execution. Wholesale brokers that execute a higher volume of trades of a particular financial product and have access to more market participants are better positioned to provide valuable pricing information, and can offer superior market data and analytics tools, than brokers who less frequently serve that market. In less commoditized financial markets, including markets for novel and complex financial instruments, where liquidity is intermittent, market leadership becomes more important because reliable pricing information is difficult to obtain. Market participants in these less liquid markets utilize the services of leading wholesale brokers in order to gain access to the most bids and offers for a particular product. For example, some market participants pursue trading strategies that combine credit default swaps with convertible bonds or equity derivatives of the securities of a single issuer or a basket of issuers. Wholesale brokers, such as us, who have high volumes of bids and offers in the credit derivative and other specialized markets and who have access to technology that tracks such market data against activity in correlated markets, are well positioned to meet the growing needs of professional market participants for analytical insight, price discovery and product expertise.

        Increasing Benefits of Automated Trade Processing.    The combination of hybrid execution with straight-through processing has significantly improved confirmation and settlement processes, resulting in cost savings for customers. We expect to see continued demand in the wholesale markets for wholesale brokers that have the ability to couple superior execution with automated trade reporting, confirmation and processing services. We believe this demand for automated trade processing will take on increased importance if legislators and regulators adopt expected regulations that require full OTC transaction and position reporting. Additionally, as some of our largest customers reduce their staffing levels in certain markets in which we operate, full-service wholesale brokers may see increased opportunities to be the outsourced provider of market intelligence, operational expertise and price distribution for these customers.

        Need for Expertise in the Development of New Markets.    In order to better support their clients' evolving investment and risk management strategies, our dealer customers create new products, including new derivative instruments. Dealers also modify their trading techniques in order to better support their clients' needs, such as by integrating the trading of derivative instruments with the trading of related underlying or correlated financial assets, indices or other investments. We believe the markets for these new products and trading techniques create an opportunity for those wholesale brokers, such as us, who, through market knowledge and extensive client relationships, are able to identify these new product opportunities and to focus their brokerage services appropriately.

Our Competitive Strengths

        We believe that the following principal competitive strengths will enable us to enhance our position as a leading wholesale broker:

        Strong Brand and Leading Position in Key Markets.    We believe that over our twenty-two year history, we have successfully created value in several brands that our customers associate with high quality services in the markets on which we focus. Our leadership in multiple markets, such as the markets for certain credit and equity derivatives, foreign exchange options and commodity products, has been recognized by rankings in industry publications such as Risk magazine, FX Week, Profit & Loss and Energy Risk magazine. Risk magazine has ranked us as a leading broker in credit derivatives and numerous currency and equity derivative markets. Energy Risk magazine also listed GFI as a leading Commodity Broker in 2009, with top positions in Coal, Freight and Emissions. We are also successfully building name recognition for our services in certain cash markets for corporate fixed income and equity securities under our "Christopher Street Capital" brand. In addition, FENICS ProfessionalTM, GFI's pricing, trading and risk management platform, is a leading analytic and risk management tool in the foreign exchange markets. Our electronic brokerage platforms, CreditMatch®, GFI ForexMatch® and, EnergyMatch®, as well as the Trayport GlobalVisionSM products, are recognized platforms in the markets in which they serve. We believe that, because of our leading market positions, strong brands and differentiated technological capabilities, we are better positioned than many of our competitors to serve the comprehensive needs of our customers in both exchange-traded and OTC markets.

        Expertise in Liquidity Formation in OTC Cash and Derivative Markets.    We believe we have expertise in fostering liquidity in OTC markets for complex and innovative financial products where liquidity is harder to achieve and expert brokerage services are therefore more valuable to market participants. We have long sought to anticipate the development and growth of markets for evolving, innovative financial products in which we believe we can move early to foster liquidity, garner a leading market position and enjoy higher commissions. For example, we fostered liquidity in the credit derivative and currency derivative markets in their early stages and have grown our services offerings for these markets through the years. Although the credit derivatives market has contracted in the last year and a half, we have been involved in efforts to improve the transparency and standardization of this market as well as the development of clearing mechanisms for credit derivatives. We have introduced hybrid execution and auction technology to the credit derivative market and we are investing in areas of risk recycling and compression. Similarly, we were an early entrant to the shipping, property and emissions derivatives markets. Recently, we have successfully increased our brokerage services in certain cash markets for corporate fixed income and equities. While these cash products are far more commoditized than the OTC derivatives products for which we are recognized, their trading activity is often correlated to activities in the corresponding derivatives markets, in which we are active intermediaries. We believe that our expertise in fostering liquidity in certain derivatives markets gives us certain advantages when providing brokerage services in correlated cash markets. It also allows us to extend the reach of our services to a broader clientele, such as larger institutional investors and hedge funds, that are more active in cash markets than derivatives markets.

        Ability to Build and Deploy Technology.    We believe we have a strong ability to develop and deploy sophisticated trade execution and support technology that is tailored to the transactional nuances of each specific market. Depending on the needs of the individual markets, we deploy customized hybrid brokerage systems that leverage our range of electronic and voice execution services that we call "hybrid brokerage." For example, our customers in certain of our more complex, less commoditized markets may choose between utilizing our CreditMatch®, GFI ForexMatch® or EnergyMatch® electronic brokerage platforms to trade a range of credit derivatives, foreign exchange options, energy derivatives and emission allowances entirely on screen or execute the same transaction through instant messaging devices or over the telephone with our brokers. In addition, our Trayport subsidiary is a provider of electronic trading software and services to competing wholesale brokers, exchanges around the world and to energy trading desks across a broad swath of the European energy markets. Trayport supplies critical exchange trading system technology to such commodities and stock exchanges as the Barbados Stock Exchange, Bayerische Borse, the Dutch Caribbean Stock Exchange, the International Maritime Exchange, the Jakarta Stock Exchange and the New Zealand Stock Exchange. Trayport technology accommodates electronic trading, information sharing, STP capabilities and clearing links in commodity and financial instruments. We have internally built or purchased most of our core trade execution and support technology. We believe this distinguishes us from our competitors as we are not overly beholden to the licensing rights of third party vendors and can tailor our technology offerings to serve the unique needs of our diverse product markets and customers.

        Quality Data and Analytics Products.    We are one of the few wholesale brokers that offer a broad array of data and analytics products to participants in the complex financial markets in which we specialize. Our data products are derived from the historic trade data compiled from our brokerage services in our key markets. Our analytics products benefit from the reputation of the Fenics® brand for reliability, ease of use and independence from any large dealer. Our Fenics® tools are used, not only by our traditional brokerage customers, but also by their customers, such as national and regional financial institutions and large corporations worldwide. We have recently launched a service through Fenics, which will allow approximately 250 bank, corporate and hedge fund customers around the world to have electronic access to tradable prices for currency derivatives provided by a group of global dealers using "request for quote" technology.

        Experienced Senior Management, Skilled Brokers and Technology Developers.    We have a senior management team that is experienced in identifying and developing brokerage markets for evolving, innovative financial instruments. Our founder and chief executive officer, Michael Gooch, has over 30 years of experience in the brokerage industry. Our president, Colin Heffron, has been with our company since 1988 and, prior to becoming our president, was instrumental in developing a number of brokerage desks and leading the growth of our European operations. Reporting to them is an experienced management team that includes senior market specialists in each of our product categories. We also employed over 900 skilled and specialized brokers as of December 31, 2009, many of whom have extensive product and industry experience. Although the competition for brokers is intense, we have been able to effectively hire new brokers and establish new brokerage desks in areas in which we seek to expand our operations. In addition, our in-house technology developers are experienced at developing electronic brokerage platforms and commercial grade software that are tailored to the needs of certain select markets in which we focus. Our brokers utilize this technology and market information to provide their customers with enhanced services. We believe that the combination of our experienced senior management, skilled brokers and technology developers gives us a competitive advantage in executing our business strategy.

        Diverse Product and Service Offerings.    We offer our products and services in a diverse array of financial markets and geographic regions providing us with a balanced revenue stream. Historically, the markets on which we focus have volume and revenue cycles that are relatively distinct from each other and have generally been uncorrelated to and independent of the direction of broad equity indices. While we primarily serve the wholesale and professional trader community, some of the markets in which we are active have seen new entrants from the ranks of hedge funds and asset managers. We think this trend will allow us, in time, to serve a broader customer base. Further, our decision support products, including our market data, analytical tools and trading system software give us an opportunity to further expand our customer base, providing revenue sources beyond our traditional brokerage customers. We believe our diverse product and service offerings provide us with a competitive advantage over many of our competitors that may have more limited product and service offerings and, therefore, may be more susceptible to downturns in a particular market or geographic region.

Our Strategy

        We intend to continue to grow our business and increase our profitability by being a leading provider of wholesale brokerage services, data and analytics and trading system software to the markets on which we focus. We intend to employ the following strategies to achieve our goals:

        Maintain and enhance our leading positions in key markets.    We plan to continue building upon the leading market share and brand recognition that we have developed for a range of OTC derivative instruments and underlying cash securities in credit, financial, equity and commodity markets. We will continue deploying our specialized brokers in markets where liquidity is harder to achieve and the skilled brokerage services that we provide are therefore more valuable to dealers and professional traders. Building on our strength in derivative products, we plan to continue to build our brokerage capabilities in corporate bond and equity markets that have correlations to the underlying derivative markets in which we are well recognized. We also intend to continue offering our quality brand data and analytics products in certain select markets requiring reliable decision-support tools. Through these means, we seek to enhance our strong reputation and long-standing relationships in existing markets, while offering additional services and serving new customers in increasingly global financial and commodities markets.

        Leverage technology and infrastructure to gain market share and improve margins.    We intend to continue to invest in the use and development of technology, including the development of proprietary electronic brokerage platforms, to further enhance broker productivity, increase customer and broker loyalty and improve our competitive position and market share. We intend to continue to develop and deploy technological innovations, such as state of the art electronic brokerage platforms, to improve our brokers' productivity and increase our market share in key products. During 2009, we continued to see substantial use of our CreditMatch® electronic brokerage platform in Europe in both credit derivatives and cash bonds, and have seen increasing use of CreditMatch® for electronic trading of credit derivatives in North America. We have also enhanced the functionality of GFI ForexMatch®, an electronic brokerage platform for foreign exchange products and have integrated it with our Fenics® trader tools. We have also recently introduced EnergyMatch® to certain natural gas and electric power markets in North America. We believe that in the wake of the global financial crisis there will be increased demand for our hybrid electronic brokerage platforms in wholesale OTC derivatives markets, especially for North American credit derivatives and certain OTC energy products, that traditionally have under-utilized such systems in the wholesale and inter-dealer broker environment. We believe that as the usage of these systems becomes more widespread, we will be able to increase broker productivity and gain increased market share. Moreover, where possible, we plan to continue to install STP connections with our customers' settlement, risk management and compliance operations, in order to better serve their needs and to provide us with additional opportunities to increase our revenues.

        Continue to identify and develop new products, and high-growth markets.    Our brokerage personnel headcount as of December 31, 2009 was 1,082. We plan to continue our practice of developing new brokerage desks through the strategic redeployment of experienced brokers from established brokerage desks and through the selective hiring of new brokers. Individual brokerage desks are separately tracked and monitored in an effort to drive performance. We will continue to focus on identifying high growth markets where liquidity is more valuable, thereby yielding early-mover opportunities. At the same time, we plan to continue to develop our capabilities in selected cash equities and fixed income products where we can leverage our expertise in the underlying derivatives products and long-standing relationships with the world's largest financial institutions. We also intend to continue to expand our presence globally in markets where we believe there are opportunities to increase our revenues. As part of this effort, we commenced operations in recent years in Dublin, Tel Aviv, Dubai and Santiago, and we acquired a minority interest in a wholesale broker in Argentina.

        Align our business with the goals of new regulation.    Various U.S. and European legislative proposals for OTC derivatives would require, among other things, greater use of clearing facilities, transaction reporting, greater price transparency and mandatory execution of transactions by intermediaries such as ourselves. Over time, we believe that these initiatives will further the growth and development of OTC derivatives markets and be beneficial to our business prospects. Our business benefited from the introduction of clearing in the U.S. energy markets in the mid-2000's and we have long supported greater use of clearing for credit derivatives. We believe that increased use of clearing will bring new entrants into our markets and increase trading volumes. Similarly, we have worked with major industry participants to develop transaction confirmation and reporting protocols that will be utilized in enhanced regulatory trade warehousing. Although we already operate hybrid brokerage systems that we believe will be able to meet any new regulatory requirements for mandatory trade intermediation, we intend to continue to invest in those areas of our business which will serve the goals of expected regulation, including increased market transparency.

        Continue to pursue new customers and diverse revenue opportunities.    We offer our products and services in a diverse range of financial markets and geographic regions and to hundreds of institutional customers. We have been successful in expanding our wholesale brokerage customer base through new product offerings and the implementation of our proprietary technology. At the end of 2007, approximately 71% of our revenues came from our traditional dealer bank customers. However, by the end of 2009, that percentage had dropped to approximately 62%. In cash markets for corporate fixed income and equities, as well as in certain energy and commodities markets, we are increasingly providing brokerage services to a broader range of customers than our traditional clientele of large primary dealers. Our data, analytics and software products are already purchased by a broad range of customers outside of the dealer community. We intend to increase the diversity of our customer base by expanding our services to the wider professional trader community since we believe a broader customer base has lessened, and will continue to lessen, the impact on us of a downturn in any particular market or geographic region. We also intend to continue managing our business with the goal of maintaining the geographic diversity of our revenues. On a geographic basis, approximately 50% of our total revenues for the year ended December 31, 2009 were generated by our EMEA operations, 41% were generated by our Americas operations and 9% were generated by our operations in the Asia-Pacific region. Additionally, for the year ended December 31, 2009, no one customer accounted for more than approximately 6.0% of our total revenues from all products, services and regions, and our largest brokerage desk accounted for approximately 6.4% of total revenues.

        Strategically expand our operations and customer base through business acquisitions.    Historically, the wholesale brokerage industry was fragmented and concentrated mainly on specific country or regional marketplaces and discrete product sets, such as foreign exchange or energy products. The industry was also predominately focused on executing trades between large dealer banks and securities houses. Over time, however, the wholesale brokerage industry has experienced increasing consolidation as larger wholesale brokers have sought to enhance their global brokerage services and offset customer commission pressure in maturing product categories by acquiring smaller competitors that specialized in specific product markets. At the same time, inter-dealer brokers have expanded their customer base within the wholesale universe to include hedge funds, corporations and asset managers. In addition, several wholesale brokers, such as us, have acquired technology focused companies which enhance brokerage execution and pre- and post- trade analysis and processing. We plan to continue to selectively seek opportunities to grow our customer base, further our operational and technological depth and breadth and to grow our business in new and existing product areas through the acquisition of complementary businesses.

        Continue to generate cash and return value to shareholders.    Our brokerage, software, analytics and market data businesses have generated significant operating cash flows which have allowed us to invest in software development, open new brokerage or trading desks and otherwise re-position our business to suit current and future market conditions. At the same time, we have been able to provide our shareholders with a consistent quarterly dividend stream since 2008. Despite the recent global financial crisis, over the past two years, we generated in excess of $290 million of positive cash flow from operations and paid in excess of $53 million of dividends to our shareholders. In addition, we reduced our bank debt by $50 million in 2009. We believe that our cash flows have additionally benefited from the recent shift in our product mix from derivatives to cash products, which we generally broker on a matched principal basis. Matched principal transactions generally settle within three days and we receive our commission much sooner than we do when we execute a trade on an agency basis. We intend to continue to invest in businesses that generate operating cash flows and to use these cash flows to continue to return value to our shareholders.

Overview of Our Products and Services

        Our global brokerage operations focus on a wide variety of credit, financial, equity and commodity instruments, including both cash and derivative products. Within these markets we have been successful, historically, in serving the more complex, less commoditized markets for sophisticated financial instruments, primarily OTC derivatives. As the trading strategies of market participants continue to evolve and diversify, and the derivatives and cash markets continue to converge, wholesale brokers like us can bridge the gap between these markets and offer services in a number of related markets. As a result, over the past few years, we have expanded our services for cash instruments, such as corporate fixed income and equities products.

        We support and enhance our brokerage operations by providing a range of trading system software, analytics and market data products to our customers. We also provide our customers with STP links and electronic connections with exchanges and clearing firms where applicable.

        We provide brokerage services to our customers by executing transactions on either an agency or principal basis. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and they then settle the trade directly. Commissions charged to our customers in agency transactions vary across the products for which we provide brokerage services.

        We generate revenue from principal transactions on the spread between the buy and sell price of the security that is brokered or from an agreed commission rate that is built into the pricing of the instrument. Our principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, we act as a "middleman" by serving as the counterparty on one side of a customer trade and entering into an offsetting trade with another party relatively quickly (often within minutes and generally on the same trading day). These transactions are then settled through clearing institutions with which we have a contractual relationship. Because the buyer and seller each settle their transactions through us rather than with each other, the parties are able to maintain their anonymity.

        We may take unmatched positions for our own account generally in response to customer demand, primarily to facilitate the execution of existing customer orders or in anticipation that future customer orders will become available to fill the other side of the transaction, and not primarily for directional purposes. In addition, although the significant majority of our principal trading is done on a "matched principal" basis, we have recently authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for our own account. For more information on these limits, see "Item 7A Quantitative and Qualitative Disclosure About Market Risk—Market Risk". Most of our principal transactions are executed in the OTC cash trading markets, such as the fixed income and equity markets, or in certain listed derivative markets. We intend to continue to expand both our matched principal and principal trading businesses, which currently are primarily for fixed income and equity securities, but increasingly, for certain foreign exchange, commodities and listed derivative products.

        Credit Products.    We provide brokerage services in a variety of credit derivatives, bond instruments and other related credit products. Our offices in New York, London, Sydney, Hong Kong, Singapore and Tokyo each provide brokerage services in a broad range of credit derivative products that may include single-entity credit default swaps, emerging market credit default swaps, credit indices, options on single-entity credit default swaps, options on credit indices and credit index tranches. We also provide brokerage services in a range of non-derivative credit instruments, such as investment grade corporate bonds, high yield corporate bonds, emerging market Eurobonds, European government bonds, bank capital preferred shares, asset-backed bonds and floating rate notes. We largely provide our services for these non-derivative credit products out of our New York, London, Paris, Singapore and Hong Kong offices.

        We support our credit product execution services with CreditMatch®, our electronic brokerage platform that provides trading, trade processing and STP functionality to our customers. Consistent with our hybrid brokerage model, customers may choose between utilizing CreditMatch® to trade certain credit derivative products entirely via an electronic platform or executing the same transaction over the telephone, or via other messaging mediums, with our brokers. In Europe, our customers have used CreditMatch® over 50% of the time in 2009 when using our services to trade certain credit derivative products, while customers in the Americas are just beginning to increase their use of CreditMatch® for the pricing and execution of certain credit derivative products.

        We hold an economic interest in ICE Trust, a clearinghouse for derivative instruments formed as a result of IntercontinentalExchange Inc's March 2009 purchase of The Clearing Corporation, a company in which we were a minority shareholder. In March 2009, ICE Trust became the first clearinghouse to clear credit derivatives. We believe that our hybrid electronic brokerage systems and STP capabilities will compliment the movement to greater automation and centralized clearing in the OTC credit derivatives markets. Ultimately, we believe that centralized clearing may expand the market for OTC derivative products through added settlement efficiency and reliability.

        Through Christopher Street Capital, a division of GFI Securities LLC in New York and GFI Securities Limited in the UK, we offer traditional brokerage services to a broad range of customers in the cash bond markets, including investment grade and cross-over corporate debt, distressed debt, agencies, high yield debt, and asset backed securities.

        Financial Products.    We provide brokerage services in a range of financial instruments, including foreign exchange options, exotic options, non-U.S. Dollar interest rate swaps and options, repurchase agreements, forward and non-deliverable forward contracts and certain government and municipal bond options. Exotic options include non-standard options on baskets of foreign currencies. Non-deliverable forward contracts are forward contracts that settle in cash and do not require physical delivery of the underlying asset.

        We offer telephone brokerage services in our New York, London, Hong Kong, Singapore and Sydney offices, augmented in select markets with our GFI ForexMatch® brokerage platform. We also offer a STP capability that automatically reports completed telephone and electronic transactions directly to our customers' position-keeping systems and provides position updates for currency option trades executed through our brokerage desks globally.

        Our New York office focuses on providing brokerage services for foreign exchange option trading among the U.S. Dollar, the Japanese Yen and the Euro, which are referred to as the G3 currencies, as well as the Canadian Dollar and emerging market foreign exchange options, forward contracts and non-deliverable forward contracts and non-U.S. Dollar interest rate swaps. Our New York office also offers bond options, swap options and corporate and emerging market repo brokerage services. Our London office also covers foreign exchange option trading in the G3 currencies along with nearly all European cross currencies, including the Russian Ruble and Eastern European currencies, for which we provide brokerage services for forwards and non-deliverable forwards. In addition, our London office provides brokerage services for cross currency basis swaps, and non-US Dollar interest rate swaps and options. Our brokers in Singapore, Hong Kong and Seoul provide brokerage services for foreign exchange currency options, non-deliverable forwards and non-U.S. Dollar interest rate swaps for regional and G3 currencies. Our offices in Santiago and Dubai focus on interest rate swaps and Islamic finance products, respectively.

        Equity Products.    We provide brokerage services in a range of cash-based and derivative equity products, including U.S. domestic equity and international equity stocks, Global Depositary Receipts ("GDRs"), American Depositary Receipts ("ADRs") and equity derivatives based on indices, stocks or customized stock structures.

        We offer voice broker assisted equity execution services from our brokerage desks in New York, London, Dublin, Paris, Tel Aviv, Hong Kong, Tokyo and Sydney and, where appropriate, augmented with electronic and algorithmic trading capabilities. Through our various offices, we broker trades in the OTC market, as well as for certain exchange-traded securities and derivatives.

        Our New York office provides brokerage services in cash equities, single stock options, index options, sector options, equity default swaps, variance swaps, total return swaps, convertible bonds and ADRs. Our London office provides brokerage services in equity index options, single stock options, GDRs, Pan-European equities, Japanese equity derivatives and structured equities. Our Paris office provides brokerage in Pan-European equities, structured equities, single stock and equity index options and financial futures. Our Hong Kong, Tokyo and Sydney offices provide a varying degree of brokerage services in equity index and single stock options, while the Hong Kong office also provides brokerage services in ADRs and GDRs. Our Dublin and Tel Aviv offices broker primarily Pan-European and international equities.

        Through Christopher Street Capital Equities, a division of GFI Securities Limited, we operate a research driven cash equities brokerage desk providing independent equity research that is focused on the relationship between the credit and equity markets. Our research analyzes the relationship between the credit default swap and equity markets using our historic credit default swap data. Christopher

Street Capital Equities focuses, in particular, on situations where credit default swap spreads and equity prices diverge outside their normal relationship.

        In addition, Octagon, a division of GFI Securities LLC in New York and GFI (HK) Securities LLC in Hong Kong, offers voice and electronic cash equities brokerage services and corporate access for the Asian equity markets.

        Commodity Products.    We provide brokerage services in a wide range of cash-based and derivative commodity and energy products, including oil, natural gas, biofuel, electricity, wet and dry freight derivatives, dry physical freight, precious metals, coal, weather derivatives, property derivatives, emissions, ethanol and soft commodities.

        We offer telephonic brokerage supported by electronic platforms and post-trade STP and confirmation services in certain markets. Our Trayport subsidiary is a leading provider of electronic trading software and services to the European OTC energy markets, including electricity, natural gas, coal, emissions and freight. Trayport's GlobalVisionSM platform accommodates electronic trading, information sharing, STP capabilities in commodity and financial instruments and clearing links to NOS Clearing ASA, LCH Clearnet and CME ClearPort. In London, our telephonic brokerage capabilities are augmented with electronic brokerage capabilities we license from our wholly-owned subsidiary Trayport. In North America, we offer EnergyMatch®, an electronic brokerage platform for trading OTC energy derivatives which is currently used in varying degrees in certain electricity, natural gas and emissions markets. We intend to continue to expand this platform to other energy markets. We are also a member of ConfirmHub, LLC, a company that has developed a system for electronic trade confirmations for the North American energy markets. Through this membership, we and other members of ConfirmHub are able to offer electronic trade confirmations through a single secure connection in a standard format. Over sixty large energy trading companies currently subscribe to ConfirmHub. Through EnergyMatch® and ConfirmHub, we offer STP capabilities and clearing links to CME ClearPort and other third party clearing providers.

        From our New York area offices, we provide brokerage services in natural gas, oil and petroleum products, electricity, dry freight derivatives and soft and agricultural commodities. Through our Amerex subsidiary based in Sugar Land, Texas, we provide brokerage services in natural gas, electricity, environmental commodities and retail energy management. In addition, from our Calgary office, we broker U.S. and Canadian natural gas. Our London office provides energy product brokerage services in many European national markets, including for electricity, coal, emissions and gas. The London office also provides brokerage services in property derivatives, dry and wet freight derivatives and dry physical freight. Our Singapore office brokers dry freight derivatives and dry physical freight. Desks in our New York, London and Sydney offices also provide brokerage services for the global precious metal markets.

        Through collaboration with certain divisions of CB Richard Ellis Group Inc., we provide and continue to develop brokerage services in European and U.S. property derivatives. The collaboration in the U.K. is a leader in the property derivatives market. In addition, through a joint venture with Colliers International, we provide brokerage services in Hong Kong property derivatives.

        Through a joint venture with ACM Shipping Limited, we offer hybrid telephonic and electronic brokerage of wet freight derivatives in London, Singapore and New York.

        Software, Analytics and Market Data.    Our Trayport subsidiary licenses multi-asset class electronic trading and order management software to brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets. Trayport's GlobalVisionSM products have an industry leading position in supplying software to the European OTC energy markets, including electric power, natural gas, coal, emissions and freight. Trayport software is licensed on a subscription basis and is marketed through a dedicated sales staff. Trayport also receives consulting and maintenance fees to "white-label"

or customize its products according to customer needs. GlobalVisionSM provides customers with STP capabilities and clearing links to NOS Clearing ASA, LCH Clearnet and CME ClearPort.

        Within foreign exchange option markets, our GFI FENICS® division licenses FENICS® Professional, which provides customers with technology to control and monitor the lifecycle of their foreign exchange options trades. Sold on a subscription basis through dedicated sales teams across the globe, FENICS® Professional is a suite of price discovery, price distribution, trading, risk management and STP components. This array of modules permits customers to quickly and accurately price and revalue both vanilla and exotic foreign exchange options using math models and independent market data. Our GFI FENICS® division has also recently launched a service through which approximately 250 bank, corporation and hedge fund customers around the world will have electronic access to tradable prices for currency derivatives provided by a group of global dealers using "request for quote" technology.

        We license market data to third parties in the following product areas: foreign exchange options, credit derivatives, emerging market non-deliverable forwards and interest rate swaps, equity index volatilities, interest rate options and European and North American energy. We make our data available through a number of channels, including streaming data feeds, file transfer protocol downloads, directly from FENICS® Professional and to data vendors, such as ThomsonReuters, Bloomberg and Quick, who license our data for distribution to their global users. Revenue from market data products consists of up-front license fees and monthly subscription fees, royalties from third party market data vendors who re-license our data and individual large database sales.

Our Customers

        As of December 31, 2009, we provided brokerage services and data and analytics products to over 2,400 institutional customers, including leading investment and commercial banks, large corporations, asset managers, insurance companies and hedge funds. Notwithstanding our large number of customers, we primarily serve the wholesale and professional trader community that regularly transact in global capital markets, including many of the world's money-center banks and wholesale dealers such as Bank of America, Barclays Bank, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS. Despite the importance of these large financial institutions to our brokerage business, no single customer accounted for more than approximately 6.0% of our total revenues from all products and services globally for the year ended December 31, 2009. Customers using our Fenics branded analytics products and our market data products and services include small and medium sized banks and investment firms, brokerage houses, asset managers, hedge funds, investment analysts and financial advisors. We also license our Trayport trading systems to various financial markets participants, including our major wholesale brokerage competitors, exchanges and trading firms.

Sales and Marketing

        In order to promote new and existing brokerage, data and analytics and software services, we utilize a combination of our brokerage personnel, internal marketing and public relations staff and external advisers in implementing selective advertising and media campaigns. Our brokerage services are primarily marketed through the direct and fairly constant interaction of our brokers with their customers. This direct interaction permits our brokers to discuss new product and market developments with our customers and to cross-sell our other products and services. We also participate in numerous trade-shows to reach potential brokerage, data and technology customers and utilize speaking opportunities to help promote market specialists and trading technologies in our core products and services. Our data, analytics and trading software products are actively marketed through dedicated sales and support teams, including a dedicated sales and customer support staff for Trayport that markets its trading software to traders, brokers and exchanges globally. As of December 31, 2009, we employed 94 sales, marketing and customer support professionals, consisting of 48 sales employees and executives, 5 marketing employees and 41 customer support employees. Our data and analytics sales force calls on a broad range of customers, including traders, risk managers, sales staff, treasurers, analysts and e-commerce specialists at banks, hedge funds, fund managers, insurance companies and large corporations.

Technology

        Pre-Trade Technology.    Our brokers use a suite of pricing and analytical tools which have been developed both in-house and in cooperation with specialist software suppliers. The pre-trade software suite combines proprietary market data, pricing and analytical tools, together with those outsourced from what we believe to be the best-of-breed providers in the sector. In most cases, our brokerage desks publish indicative and tradable prices on our proprietary network, data vendor pages, secure websites and trading platforms.

        Hybrid Brokerage Platform Technology.    We utilize several sophisticated proprietary electronic brokerage platforms to distribute prices and offer electronic trade execution to our customers. These platforms include our CreditMatch®, GFI ForexMatch® and EnergyMatch® electronic brokerage platforms. Price data is transmitted over these platforms by our proprietary global private network and also by third-party providers of connectivity to the financial community. Our hybrid brokerage platforms and systems operate on a technology platform and network that emphasizes scalability, performance, adaptability and reliability to provide our customers with a variety of means to connect to our brokers and brokerage platforms, including dedicated point-to-point data lines, virtual private networks, proprietary application programming interfaces and the Internet. We are working with an increasing number of our customers to implement straight-through-processing between our brokerage platforms and the systems used by our customers to record, report and store transaction data. These efforts seek to automate large parts of the trade reporting and settlement process, thereby reducing errors, risks and costs traditionally associated with post-trade activities. We may also develop or customize trading systems for our customers.

        Post-Trade Technology.    Our hybrid brokerage platforms automate previously paper- and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost incurred by many of our customers' back offices and enabling straight-through processing. In addition to our own system, confirmation and trade processing is also available through third-party hubs including Markitwire, Reuters RTNS, ConfirmHub, EFETnet and direct straight-through processing in Financial Information eXchange (FIX) Protocol for various banks. We have electronic connections to most mainstream clearinghouses, including The Depository Trust & Clearing Corporation (through third party clearing firms), Continuous Linked Settlement, Euroclear, Clearstream, LCH.Clearnet, Eurex and the CME. We intend to expand the number of clearinghouses to which we connect in the future.

        We further provide data communication and STP connections with our customers' settlement, risk management and compliance operations in order to better serve their needs and to strengthen our relationships with them. Straight-through-processing generally involves the use of technology to automate the processing of financial transactions, from execution to settlement, in order to minimize human error, reduce operational costs and time, and enhance transaction information and reporting.

        Systems Architecture.    Our systems are implemented as a multi-tier hub and spoke architecture comprised of several components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The private network currently operates from concurrent data centers and hub cities throughout the world acting as distribution points for all private network customers.

        In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Technology Development

        We employ a technology development philosophy that emphasizes state-of-the-art technology with cost efficiency in both our electronic brokerage platforms, such as CreditMatch®, GFI ForexMatch® EnergyMatch® and GlobalVision® (a product of Trayport®), and our data and analytics products. We take a flexible approach by developing in-house, purchasing or leasing technology products and services and by outsourcing support and maintenance where appropriate to manage our technology expense more effectively. For each market in which we operate, we seek to provide the optimal mix of electronic and telephonic brokerage.

        Market Data and Analytics Products Technology.    Our market data and analytics products are developed internally using advanced development methodologies and computer languages. Through years of developing Fenics products, our in-house software development team is experienced in creating simple, intuitive software for use with complex derivative instruments.

        Support and Development.    At December 31, 2009, we employed a team of 281 computer, telecommunication, network, database, customer support, quality assurance and software development specialists globally. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our customers and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

        Disaster Recovery.    We have contingency plans in place to protect against major carrier failures, disruption in external services (market data and Internet service providers), server failures and power outages. All critical services are connected via redundant and diverse circuits and, where possible, we employ site diversity. Production applications are implemented with a primary and back-up server, and all data centers have uninterruptible power source and generator back-up power. Our servers are backed-up daily, and back-up tapes are sent off-site daily. We have a limited number of reserved "seats" available to relocate key personnel in the event that we were unable to use certain of our offices for an extended period of time. We intend to increase this number of seats, some of which may be shared with other companies, as part of our business continuity plans.

Intellectual Property

        We seek to protect our internally developed and purchased intellectual property through a combination of patent, copyright, trademark, trade secret, contract and fair business practice laws. Our proprietary technology, including our Trayport and Fenics software, is generally licensed to customers under written license agreements. Where appropriate, we also license and incorporate software and technology from third parties that is protected by intellectual property rights belonging to those third parties.

        We pursue registration of some of our trademarks in the United States and in other countries. "GFI Group," "GFInet," "Fenics," "CreditMatch," "GFI ForexMatch," "EnergyMatch," "Amerex", "Starsupply" and "Trayport" are registered trademarks in the United States and/or numerous overseas jurisdictions.

        We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents for some of those applications. We believe that no single patent or application or group of patents or applications will be of material importance to our business as a whole.

Competition

        Competition in the wholesale brokerage industry is intense. We encounter competition in all aspects of our businesses, for customers, employees and acquisition candidates.

        Inter-dealer Brokers.    Our primary competitors with respect to dealer to dealer, or "inter-dealer", OTC brokerage services are currently four firms: ICAP plc, Tullett Prebon plc, BGC Partners, Inc (a publicly traded subsidiary of Cantor Fitzgerald) and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. We also compete, to a lesser extent, with several electronic brokerage platforms and a number of smaller, privately held firms or consortia that tend to specialize in niche products or specific geographical areas. The current size of the inter-dealer brokerage market is difficult to estimate as there is little objective external data on the industry and several participants are private companies that do not publicly report revenues. Over the past several years, the industry has been characterized by the consolidation of well-established smaller firms into the four firms mentioned above and ourselves. We believe this consolidation has resulted from a number of factors, including: the consolidation of primary institutional dealer customers; pressure to reduce brokerage commissions, particularly in more commoditized products; greater dealer demand for technological capabilities and the need to leverage relatively fixed administrative and regulatory costs.

        Historically, the inter-dealer brokerage industry has been characterized by fierce competition for customers and brokers. Significant factors affecting competition in the inter-dealer brokerage industry are the qualities, abilities and relationships of professional personnel, the depth and level of liquidity of the market available from the broker, the quality of the technology used to service and assist in execution on particular markets and the relative prices of services and products offered by the brokers and by competing markets and trading processes.

        Broker-Dealers.    In brokering certain cash equities and corporate fixed income products, we face competition from traditional cash product broker-dealers that include large, medium and smaller sized financial service firms.

        Exchange and Exempt Commercial Markets.    In general, we do not compete directly with the major futures exchanges, such as the CME Group Inc. ("CME"), the Chicago Board Options Exchange, Eurex and Euronext.liffe, and exempt commercial markets like the one operated by ICE. These exchanges allow participants to trade standardized futures and options contracts. These contracts, unlike the less commoditized OTC products that we focus on, typically contain more standardized terms, and are typically traded in contracts representing smaller notional amounts. Furthermore, the introduction of such standardized exchange-traded futures and options contracts has, in the past, generally been accompanied by continuing growth in the corresponding OTC derivatives markets. However, we often cross exchange-traded derivatives as OTC transactions and the trades are then either exchanged for exchange-traded instruments, such as a futures contract, or "given up" to one of the exchanges mentioned above or a third-party CCP or FCM for clearing. In a growing number of cases, our hybrid brokerage platforms are also competing directly with the execution arms of those same exchanges.

        We believe that exchanges will continue to seek to leverage their platforms and attempt to grow by introducing products designed to compete with or compliment certain products covered by wholesale brokers in the OTC marketplace or through acquisitions. Exchanges have also acquired wholesale brokers, such as ICE's acquisition of CreditEx, a specialist inter-dealer broker of credit derivative products, in 2008. Most major exchanges have either begun or announced plans to clear many OTC financial and derivative products. We generally believe that efforts by exchanges to provide clearing venues for the OTC markets are complimentary to our business and we expect that such efforts will enable us to provide our services to a broader customer base.

        Software, Analytics and Market Data.    Several large market data and information providers compete for a presence on virtually every trading desk in our industry. Some of these entities currently offer varying forms of electronic trading of the types of financial instruments in which we specialize. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. In addition, these entities are currently competitors to, and in some cases customers of, our data and analytical services. Our Trayport subsidiary competes against several independent providers of advanced financial technology and high-end trading systems. Further, we face competition for certain sales of our data products from our inter-dealer and wholesale broker competitors and from data and technology vendors, such as Markit, a consortium of major financial institutions. In some cases, we have entered into collaborations or joint venture agreements with these other entities with regard to our software, analytics and market data services in order to create a more robust product, increase our distribution channels or, in some cases, white label our or their products through our respective distribution channels.

        Overall, we believe that we may also face future competition from other large computer software companies, market data and technology companies and some securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.

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

        U.S. Regulation and Certain Clearing Arrangements.    GFI Securities LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC, and the State of New York, and is regulated by the Financial Industry Regulatory Authority ("FINRA"). GFI Securities LLC is subject to regulations and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, safekeeping of customers' funds and securities, capital structure, record keeping, supervision and the conduct of affiliated persons, including directors, officers and employees. GFI Securities LLC also operates an electronic brokerage platform that is regulated pursuant to Regulation ATS under the Exchange Act.

        Several of GFI Securities LLC's equity and corporate bond brokerage desks have experienced issues relating to reporting trades to FINRA on a timely basis, which is required by FINRA rules. This subsidiary has also paid fines for trade reporting in recent years and is currently being reviewed by FINRA for similar issues relating to trade reporting. In addition, FINRA has been conducting an inquiry into the activities of inter-dealer brokerage firms in connection with the determination of the commission rates paid to them by certain dealers for brokering transactions in credit default swaps. GFI Securities LLC has been cooperating with FINRA in this inquiry by responding to requests for documents, testimony and other information. In January 2009, FINRA made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications between certain of GFI Securities LLC's former credit derivative brokers and one current employee and those at other interdealer brokerage firms. In connection with its current examinations and this disciplinary action, FINRA may seek to impose fines on us or seek to take other corrective action. See Item 3—"Legal Proceedings" for additional details.

        In our futures and commodities related activities, our subsidiaries are also subject to the rules of the Commodity Futures Trading Commission ("CFTC"), futures exchanges of which they are members and the National Futures Association ("NFA"), a futures self-regulatory organization. GFI Securities LLC is registered as an introducing broker with the NFA and the CFTC. The NFA and CFTC require their members to fulfill certain obligations, including the filing of quarterly and annual financial reports. Failure to fulfill these obligations in a timely manner can result in disciplinary action against the firm. Certain of our subsidiaries also operate electronic brokerage platforms that are exempt from CFTC regulation either as an exempt board of trade (GFI ForexMatch® and Fenics®) or as an exempt commercial market (EnergyMatch®).

        The SEC, FINRA, CFTC and various other regulatory agencies within the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer's capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule under the Exchange Act requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form.

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

        We maintain clearing arrangements with selected financial institutions in order to settle our principal transactions and maintain deposits with such institutions in support of those arrangements.

        Foreign Regulation and Certain Clearing Arrangements.    Our overseas businesses are also subject to extensive regulation by various foreign governments and regulatory bodies. These foreign regulations, particularly in the U.K., are broadly similar to that described above for our U.S. regulated subsidiaries.

        In the United Kingdom, the Financial Services Authority ("FSA") regulates our subsidiaries, GFI Brokers Limited and GFI Securities Limited. Our U.K. regulated subsidiaries are also subject to the European-wide Markets in Financial Instruments Directive ("MiFID"). Each of our subsidiaries subject to MiFID has taken the necessary steps in order to comply with these requirements.

        As with those U.S. subsidiaries subject to FINRA rules, the ability of our regulated U.K. subsidiaries to pay dividends or make capital distributions may be impaired due to applicable capital requirements. Our regulated U.K. subsidiaries are subject to "consolidated" regulation, in addition to being subject to regulation on a legal entity basis. Consolidated regulation impacts the regulated entity and its parent holding companies in the U.K, including the regulated entity's ability to pay dividends or distribute capital. Effective January 1, 2008, we also became subject to the European Union's Capital Requirements Directive ("CRD"). This directive requires us to have an "Internal Capital Adequacy

Assessment Process" as set forth in the CRD, which puts the responsibility on firms subject to the directive to ensure they have adequate capital after considering their risks.

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

        Our U.K. regulated subsidiaries are subject to periodic review by the FSA. As a result of the latest periodic risk assessment, the FSA has requested that we enhance certain of our risk and control functionality at our U.K. regulated subsidiaries, including governance procedures, to bring them in line with the FSA's current standards. The Company is undertaking a review of the suggestions made by the FSA and intends to implement revised control procedures that are satisfactory to the FSA.

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

        In Paris, a branch of GFI Securities Limited was established through the exercise of its passport right to open a branch in a European Economic Area ("EEA") state. The establishment of the branch was approved by the FSA and acknowledged by Banque de France in France. The branch is subject to the conduct of business rules of the Autorite Des Marches Financiers ("AMF") when dealing with resident customers of France and is regulated, in part, by the FSA.

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

        In Tokyo, the Japan Securities Dealers Association ("JSDA") regulates GFI Securities Limited's Japanese branch. The JSDA regulates the activities of the officers, directors, employees and other persons affiliated with the branch. This branch is also subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the "FIEL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain minimum "brought-in" capital and stockholders' equity of 50,000,000 Japanese Yen each (or approximately $537,000), as defined under the FIEL. In addition, GFI Securities Limited's Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth; including "brought-in" capital, exceed a ratio of 120.0% of the risk equivalent amount including relevant expenditure. In addition, GFI Securities Limited is required to maintain a capital base of 1 billion Japanese Yen (or approximately $10.7 million).

        In Singapore, GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which requires that GFI Group PTE Ltd, among other things, maintain stockholders' equity of 3.0 million Singapore dollars (or approximately $2.1 million), measured annually. GFI Group PTE Ltd. is also required to regularly report its financial condition.

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

        In Korea, GFI Korea Money Brokerage Limited is licensed and regulated by the Financial Supervisory Commission to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum requirement of paid-in-capital of 5 billion Korea Won (or approximately $4.3 million).

        In Chile, GFI Brokers (Chile) Argetes De Valores SpA is licensed and regulated by the Superintendencia de Valores y Seguros de Chile. As part of its licensing requirements, GFI Brokers (Chile) is required to maintain minimum capital of 4,000 Unidades de Fomento (or approximately $165,000), which are units of measurement that are indexed to the Chilean Peso.

        At December 31, 2009, all of our subsidiaries that are subject to foreign net capital rules were, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

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

        The government agencies that regulate us continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. Additionally, governments and regulators in both the U.S. and Europe have recently called for increased regulation in the OTC markets, particularly in the credit derivatives market. These initiatives may require, among other things, greater use of centralized clearing, increased transparency and additional reporting obligations. For more information about the potential changes in regulations, see Item 1—"Business—Recent Derivative Market Developments."

        Currently, legislators in the U.S. and abroad are considering various forms of climate change legislation, including legislation that would seek to control emissions of greenhouse gas through a program that would permit trading in emissions allowances (also known as cap and trade). Cap and trade is a system that establishes emissions allowances with the objective of reducing or controlling pollution by providing economic incentives. Under a cap and trade system, companies that need to increase their emission allowance must buy credits from those who pollute less and are therefore able to sell their excess allowances. Depending upon the specific design of the cap and trade system and the volume of trading that arises as a consequence of the cap and trade system, markets may develop for the available emissions allowances on regulated exchanges and in over-the-counter markets. In Europe, cap and trade programs have been enacted into law and as a result, emissions trading has grown significantly in past years on certain markets like the European Climate Exchange. Assuming any cap and trade program is designed and implemented correctly, it should result in substantial increases in trading volumes of emissions allowances. On the other hand, trading volumes are not likely to increase substantially if a cap and trade system is poorly designed or implemented, if no cap and trade system is established, or if an alternative approach (such as a carbon tax, for example) is adopted.

        Our commodities brokerage business depends in large part on trading volumes and volatility in commodity prices generally and energy markets in particular and could be impacted by domestic and international climate change regulations. The impact that any proposed regulation might have on trading volumes or volatility is unknown at this time.

        Exchange Memberships.    Through our various subsidiaries, we are members of the following exchanges: Baltic Exchange, BATS, Chicago Mercantile Exchange (non-member firm), Chi-X, Deutsche Boerse (International Securities Exchange, Eurex and Xetra), European Energy Exchange, Intercontinental Exchange (ICE Futures U.S. and ICE Futures Europe), London Metals Exchange (Associate Member), London Stock Exchange, SIX Swiss Exchange, NASDAQ OMX Group (The NASDAQ Stock Market and NASDAQ OMX Europe) and NYSE Arca.

Working Capital

        For information regarding working capital items, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II, Item 7 of this Form 10-K.

Employees

        As of December 31, 2009, we employed 1,768 employees. Of these employees, 1,082 are brokerage personnel (consisting of 902 brokers and 180 trainees and clerks), 281 are technology and telecommunications specialists and 94 comprise our software, analytics and market data sales, marketing and customer support professionals. Approximately 40% of our employees are based in the Americas, 47% are based in EMEA and the remaining 13% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruption of operations due to labor disagreements.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Competitive Environments.

Our business has been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

        Since mid-2007, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by low levels of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantial increases in volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in the broader markets. Declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. These market conditions have adversely affected our business performance as transaction volumes and commission revenues declined, customers and potential customers deleveraged, consolidated and (in some cases) liquidated and the price of our common stock fell. In addition, our operations may continue to suffer to the extent that ongoing market volatility causes institutional traders and other market participants to curtail or forego trading activities.

        In 2008 and 2009, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence. While asset values have generally increased in 2009, access to liquidity continues to be very limited. Overall, during fiscal 2009, the business environment was adverse for our business, and there can be no assurance that these conditions will improve in the near term. Until they do, we expect our results of operations to be adversely affected.

Economic, political and market factors beyond our control could reduce trading volumes, securities prices and demand for our brokerage services, which could harm our business and our profitability.

        Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. Our business and the brokerage and financial services industry in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, substantial fluctuations in the volume and price levels of securities transactions and changes in and uncertainty regarding tax and other laws. In each of the three years in the period ended December 31, 2009, over 91% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of the following factors, among others, may cause a substantial decline in the U.S. and global financial markets in which we offer our services, resulting in reduced trading volume. These factors include:

  •
  economic and political conditions in the United States, Europe and elsewhere in the world;

  •
  concerns about terrorism and war;

  •
  concerns over inflation and wavering institutional and consumer confidence levels;

  •
  the availability of cash for investment by our customers and their clients;

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

Because competition for the services of brokers is intense, we may not be able to attract and retain the highly skilled brokers we need to support our business or we may be required to incur additional expenses to do so.

        We strive to provide high-quality brokerage services that allow us to establish and maintain long-term relationships with our customers. Our ability to continue to provide these services and maintain these relationships depends, in large part, upon our brokers. As a result, we must attract and retain highly qualified brokerage personnel. Competition for the services of brokers is intense, especially for brokers with extensive experience in the specialized markets in which we participate or may seek to enter. If we are unable to hire highly qualified brokers, we may not be able to enter new brokerage markets or develop new products. If we lose one or more of our brokers in a particular market in which we participate, our revenues may decrease and we may lose market share in that particular market.

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

        In addition, recruitment and retention of qualified staff could result in substantial additional costs. We pursue our rights through litigation when competitors hire our employees who are under contract with us. We also have been and are party to litigation involving competitors in connection with employee hires and claims from former employees in connection with the termination of their employment. We are currently involved in legal proceedings with our competitors relating to the recruitment of employees. An adverse settlement or judgment related to these or similar types of claims could have a material adverse effect on our financial condition or results of operations. Regardless of the outcome of these claims, we generally incur significant expense and management time dealing with these claims.

We operate in a rapidly evolving business and technological environment and we must adapt our business and keep up with technological innovation in order to compete effectively.

        The pace of change in our industry is extremely rapid. Operating in such a fast paced business environment involves a high degree of risk. Our ability to succeed and compete effectively will depend on our ability to adapt effectively to these changing market conditions and to keep up with technological innovation.

        To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and other features of our hybrid brokerage systems, network distribution systems and other technologies. The financial services industry is characterized by rapid technological change, changes in use and client requirements and preferences, frequent product and service introductions employing new technologies and the emergence of new industry standards and practices that could render our existing practices, technology and systems obsolete. In more liquid markets, development by our competitors of new electronic or hybrid trade execution, STP, affirmation, confirmation or clearing functionalities or products that gain acceptance in the market could give those competitors a "first mover" advantage that may be difficult for us to overcome. Our success will depend, in part, on our ability to:

  •
  develop, test and implement hybrid brokerage systems that are desired and adopted by our customers and increase the productivity of our brokers;

  •
  enhance our existing services;

  •
  develop or acquire new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers; and

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        The development of proprietary brokerage systems and other technology to support our business entails significant technological, financial and business risks. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our services. We may not successfully implement new technologies or adapt our hybrid brokerage systems and transaction-processing systems to meet our clients' requirements or emerging industry standards. We may not be able to respond in a timely manner to changing market conditions or client requirements or successfully defend any challenges to any technology we develop. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could negatively affect our business, financial condition or results of operations.

We face substantial competition that could negatively impact our market share and our profitability.

        The financial services industry generally, and the wholesale and inter-dealer brokerage businesses in which we are engaged in particular, are very competitive, and we expect competition to continue to intensify in the future. Our current and prospective competitors include:

  •
  other large inter-dealer brokerage firms;

  •
  small brokerage firms that focus on specific products or regional markets;

  •
  securities, futures and derivatives exchanges and electronic communications networks;

  •
  increasingly, in certain equity and corporate fixed income markets, traditional cash product broker-dealers, including large, medium and smaller sized financial service firms; and

  •
  other providers of data and analytics products, including those that offer varying forms of electronic trading of the types of financial instruments in which we specialize.

        Some of our competitors offer a wider range of services, have broader name recognition, have greater financial, technical, marketing and other resources than we have and have larger client bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can, and may be able to undertake more extensive marketing activities. Our competitors often seek to hire our brokers, which could result in a loss of brokers by us or in increased costs to retain our brokers. In addition to the competitors described above, our large institutional clients may increase the amount of trading they do directly with each other rather than through us, or they may decrease their trading of certain OTC products in favor of exchange-traded products. In either case, our revenues could be adversely affected. If we are not able to compete successfully in the future, our business, financial condition and results of operations would be adversely affected.

        We have experienced intense price competition in our brokerage business in recent years. Some competitors may offer brokerage services to clients at lower prices than we are offering, which may force us to reduce our prices or to lose market share and revenue. In addition, we focus primarily on providing brokerage services in markets for less commoditized financial instruments. As the markets for these instruments become more commoditized, we could lose market share to other inter-dealer brokers, exchanges and electronic multi-dealer brokers who specialize in providing brokerage services in more commoditized markets. We increasingly compete with exchanges for the execution of trades in certain products. If a financial instrument for which we provide brokerage services becomes listed on an exchange or if an exchange introduces a competing product to the products we broker in the OTC market, the need for our services in relation to that instrument could be significantly reduced and our business, financial condition and results of operations could be adversely affected.

Consolidation and layoffs in the banking and financial services industries could materially adversely affect our business, financial condition and results of operations.

        In recent years, there has been substantial consolidation and convergence among companies in the banking and financial services industries, resulting in increased competition. Continued consolidation or significant layoffs in the financial services industry could result in a decrease in the number of traders for whom we are able to provide brokerage services, which may reduce our trading volumes. In addition, continued consolidation could lead to the exertion of additional pricing pressure by our customers and our competitors, impacting the commissions we generate from our brokerage services.

        Further, the recent consolidation among exchange firms, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than us. Finally, consolidation among our competitors other than exchange firms could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to continue to identify and exploit new market opportunities, our ability to maintain and grow our business may be adversely affected.

        When a new intermediary enters our markets or the markets become more liquid, the resulting competition or increased liquidity may lead to lower commissions. This may result in a decrease in revenue in a particular market even if the volume of trades we handle in that market has increased. As a result, we seek to broker more trades and increase market share in existing markets and to seek out new markets in which we can charge higher commissions. Pursuing this strategy requires significant management attention and broker expense. We may not be able to attract new clients or successfully enter new markets. If we are unable to continue to identify and exploit new market opportunities on a timely and cost-effective basis, our revenues may decline, which would adversely affect our profitability.

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

        Problems experienced by third parties could also affect the markets in which we provide brokerage services. In recent years, an increasing number of financial institutions have reported losses tied to write-downs of mortgage and asset backed securities, structured credit products and other derivative instruments and investments. As a result, there is an increased risk that one of our clients or counterparties could fail, shut down, file for bankruptcy or be unable to pay out their positions under certain derivative contracts. The failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or which has significant financial exposure to, or reliance on, the mortgage, asset-backed or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets. It is difficult to predict how long these conditions will continue, whether they will further deteriorate and which of our products and services may be adversely affected. As a result, such conditions could adversely affect our financial condition and results of operations. In addition, in recent years, an increasing percentage of our business, directly or indirectly, results from trading activity by hedge funds. Hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. During the economic turmoil of the last few years, many hedge funds have significantly decreased their leverage or have gone out of business. If this deleveraging continues or one or more hedge funds that was a significant participant in a derivatives market experiences problems in the future, that derivatives market could be adversely affected and, accordingly, our brokerage revenues in that market will likely decrease.

Risks Related to Our Operations.

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

        Our business is subject to increasingly extensive government and other regulation and our relationships with our broker-dealer clients may subject us to increasing regulatory scrutiny. These regulations are designed to protect the interests of the investing public generally rather than our stockholders. The SEC, FINRA, CFTC and other agencies extensively regulate the U.S. financial services industry, including certain of our operations in the United States. Some of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FSA in the United Kingdom, the AMF in France, the SFC in Hong Kong, the MAS in Singapore, the JSDA in Japan, the Ministry of Finance and Economy in Korea and the SVS in Chile. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Some aspects of our business are subject to extensive regulation, including:

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

        If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registrations with FINRA, withdrawal of our authorizations from the FSA or revocation of our registrations with other similar international agencies to whose regulation we are subject. For example, in the past, we have been fined in the U.S. for issues relating to late trade reporting. Additionally, in January 2009, FINRA made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications, between certain of GFI Securities LLC's former credit derivative brokers and one current employee and those at other inter-dealer brokerage firms. For more details, see "Item 1—Business—Regulation" and "Item 3—Legal Proceedings." In addition, at the conclusion of the latest FSA periodic risk assessment of our regulated entities in the United Kingdom, the FSA has requested that we enhance certain of our risk and control functionality at these entities, including governance procedures, to bring them in line with the FSA's current standards.

        Our authority to operate as a broker in a jurisdiction is dependent on continued registration or authorization in that jurisdiction or the maintenance of a proper exemption from such registration or authorization. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, credit approval, audit and risk management personnel. Our systems and procedures may not be effective. In addition, the growth and expansion of our business may create additional strain on our compliance systems and procedures and has resulted, and we expect will continue to result, in increased costs to maintain and improve these systems.

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

Broad changes in laws or regulations or in the application of such laws and regulations may have an adverse effect on our ability to conduct our business.

        The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress, in state legislatures and by foreign governments. The government agencies that regulate us continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations and have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

        We are also affected by the policies adopted by the Federal Reserve and international central banking authorities, which may directly impact our cost of funds for capital raising and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and are difficult to predict.

        Additionally, governments and regulators in both the U.S. and the U.K. have called for increased regulation and transparency in the OTC markets, particularly in the credit derivatives market. In particular, pending regulation in the U.S. requires portions of the credit default swap market to be centrally cleared. Furthermore, it is possible that regulators in some jurisdictions may also require that all or part of certain derivative markets, including the credit default swap market, trade on regulated exchanges or other regulated intermediaries. Several exchanges and industry utilities have developed clearinghouses and platforms to clear credit derivatives and other OTC swaps. In the event that government authorities or regulators were to mandate centralized clearing or exchange trading for large portions of the credit derivative or OTC markets and we were unable to maintain our role as a provider of execution services in these markets or otherwise adapt our business model accordingly, it could have a materially adverse effect on our business.

Our regulated subsidiaries are subject to risks associated with net capital requirements, and we may not be able to engage in operations that require significant capital.

        Many aspects of our business are subject to significant capital requirements. The SEC, FINRA, FSA, JSDA and various other domestic and international regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. Generally, a broker-dealer's net capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. While we expect to continue to maintain levels of capital in excess of regulatory minimums, there can be no assurance that this will be the case in the future. If we fail to maintain the required capital levels, we will be required to suspend our broker-dealer operations during any period in which we are not in compliance with capital requirements, and may be subject to suspension or revocation of registration by the SEC and FINRA or withdrawal of authorization or other disciplinary action from domestic and international regulators, which would have a material adverse effect on our business. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability to pay dividends, repay debt or purchase shares of our common stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter.

        In addition, we are required to maintain capital at clearing organizations of which we are a member. The amount of capital to be maintained is dependent on a number of factors, including the rules established by the clearing organization, the types of products to be cleared and the volume and size of positions to be cleared. If we fail to maintain the capital required by these clearing organizations, our ability to clear through these clearing organizations may be impaired, which may adversely affect our ability to process trades.

        We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our net capital requirements, see "Item 1—Business—Regulation" and Note 18 to the Consolidated Financial Statements.

Our risk-management policies might not be effective, which could harm our business.

        To manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to financial, market, credit, legal, reputational and operational risks. For a description of our risk management approach, see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk." This risk management function requires, among other things, that we properly record and verify many hundreds of thousands of transactions and events each day, and that we continuously monitor and evaluate the size and nature of our or our clients' positions and the associated risks. In light of the high volume of transactions, it is impossible for us to review and assess every single transaction or to monitor at every moment in time our or our customers' positions and the associated risks.

        We must rely upon our analysis of information regarding markets, personnel, clients or other matters that is publicly available or otherwise accessible to us. That information may not in all cases be accurate, complete, up-to-date or properly analyzed. Furthermore, we rely on a combination of technical and human controls and supervision that are subject to error and potential failure, the challenges of which are exacerbated by the 24-hour-a-day, global nature of our business.

        Our risk-management methods are based on internally developed controls, observed historical market behavior and what we believe to be industry practices. However, our methods may not adequately prevent future losses, particularly as they may relate to extreme market movements or events for which little or no historical precedent exists or our risk management efforts may be insufficient. Thus, our risk-management methods may prove to be ineffective because of their design, their implementation or the lack of adequate, accurate or timely information. Our risk management methods may also fail to identify a risk or understand a risk that might result in losses. If our risk-management efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or operating results. Additionally, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators.

The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched principal trades could adversely affect our results of operations and balance sheet.

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

        In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as "out trades," and they create a potential liability for our subsidiary involved in the trade. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is generally to have the unmatched position disposed of promptly (usually on the same day and generally within three days), whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations. In addition, the use of our electronic brokerage platforms for products that we broker on a matched principal basis, such as CreditMatch®, can present these risks because of the potential for erroneous entries by our clients or brokers coupled with the potential that such errors will not be discovered promptly.

We have market risk exposure from principal transactions entered into by some of our desks.

        We generally execute orders on a matched-principal basis by entering into one side of a customer trade and entering into an offsetting trade with another party relatively quickly (often within minutes and generally on the same trading day). However, we may take unmatched positions for our own account generally in response to customer demand, primarily to facilitate the execution of existing customer orders or in anticipation that future customer orders will become available to fill the other side of the transaction, and not primarily for directional purposes. While we seek to minimize our exposure to market risk by entering into offsetting trades or a hedging transaction relatively quickly (often within minutes and generally on the same trading day), we may not always enter into an offsetting trade on the same trading day and any hedging transaction we may enter into may not fully offset our exposure. Therefore, although any unmatched positions are intended to be held short term, we may not entirely offset market risk and may be exposed to market risk for several days or more or to a partial extent or both. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions are held before we dispose of the position.

        Although the significant majority of our principal trading is done on a "matched principal" basis, we have recently authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for our own account. These principal positions may ultimately be matched against a customer order or through a market intermediary, either in the short term (such as the same trading day) or we may hold these positions for several days or more. The number and size of these transactions may affect our results of operations in a given period and we may also incur losses from these trading activities due to market fluctuations and volatility from quarter to quarter. To the extent that we own assets (i.e., have long positions) in any of those markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own (i.e., have short positions) in any of those markets, an upturn in those markets could expose us to significant losses as we attempt to cover our short positions by acquiring assets in a rising market. In addition, in the event that one of our desks enters into principal transactions that exceed their authorized limit and we are unable to dispose of the position promptly, we could suffer losses that could have a material adverse effect on our financial condition or operating results.

        We do not track our exposure to principal positions on an intra-day basis. Due to the factors described above, including the nature of the position and access to the market on which it trades, we may not be able to match a position or effectively hedge our exposure and often may hold a position overnight or longer that has not been hedged. To the extent these principal positions are not disposed of intra-day, we mark these positions to market. Adverse movements in the securities underlying these positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, any principal gains and losses resulting from these positions could on occasion have a disproportionate positive or negative effect, on our financial condition and results of operations for any particular reporting period.

        We intend to continue to expand both our matched principal and principal trading businesses, primarily involving fixed income and equity securities, but increasingly, for certain foreign exchange, commodities and listed derivative products.

Our investments in expanding our brokerage services, hybrid brokerage systems and market data and analytics services may not produce substantial revenue or profit.

        We have made, and expect to continue to make, significant investments in our brokerage and market data and analytics services, including investments in personnel, technology and infrastructure, in order to pursue new growth opportunities. With respect to our brokerage services and hybrid brokerage systems, we may not receive significant revenue and profit from the development of a new brokerage desk or hybrid brokerage system or the revenue we do receive may not be sufficient to cover the start-up costs of the new desk or the substantial development expenses associated with creating a new hybrid brokerage system. Even when our personnel hires and systems are ultimately successful, there is typically a transition period before these hires or systems become profitable or increase productivity. In some instances, our clients may determine that they do not need or prefer a hybrid brokerage system and the period before the system is successfully developed, introduced and adopted may extend over many months or years. The successful introduction of hybrid brokerage systems in one market or country does not ensure that the same system will be used or favored by clients in similar markets or other countries. Our continued expansion of brokerage personnel and systems to support new growth opportunities results in on-going transition periods that could adversely affect the levels of our compensation and expense as a percentage of brokerage revenue.

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

        We provide services and products to clients globally through 14 offices in Europe, the Middle East, Africa, South America and Asia and we may seek to further expand our operations in the future. On a geographic basis, approximately 50% and 53% of our total revenues for the years ended December 31, 2009 and 2008, respectively, were generated by our operations in Europe, the Middle East and Africa (EMEA), 41% and 37%, respectively, were generated by our operations in the Americas, which include operations in South America, and 9% and 10%, respectively, were generated by our operations in the Asia-Pacific region. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

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

We may be exposed to risk from our operations in emerging market countries, including counterparty risks exposure.

        Our businesses and operations are increasingly expanding into new regions, including emerging markets, and we expect this trend to continue. We have entered into an increasing number of matched principal transactions with counterparties domiciled in countries in Latin America, Eastern Europe and Asia. Transactions with these counterparties are generally in instruments or contracts of sovereign or corporate issuers located in the same country as the counterparty. This exposes us to a higher degree of sovereign or convertibility risk than in more developed countries. In addition, these risks may be correlated risks. A correlated risk arises when the counterparty's inability to meet its obligations will also correspond to a decline in the value of the instrument traded. In the case of a sovereign convertibility event or outright default, the counterparty to the trade may be unable to pay or transfer payment of an instrument purchased out of the country when the value of the instrument has declined due to the default or convertibility event. Various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies. These conditions could have an adverse impact on our businesses and increased volatility in financial markets generally. Through our risk management procedures, we monitor the creditworthiness of emerging countries and counterparties on an ongoing basis and when the risk of inconvertibility or sovereign default is deemed to be too great, correlated transactions or all transactions may be restricted or suspended. However, there can be no assurance that these procedures will be effective in controlling these risks.

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

        Employee misconduct or error could subject us to legal liability, financial losses and regulatory sanctions and could seriously harm our reputation and negatively affect our business. Misconduct by employees could include engaging in improper or unauthorized transactions or activities, failing to properly supervise other employees or improperly using confidential information. Employee errors, including mistakes in executing, recording or processing transactions for customers, could cause us to enter into transactions that clients may disavow and refuse to settle, which could expose us to the risk of material losses even if the errors are detected and the transactions are unwound or reversed. If our clients are not able to settle their transactions on a timely basis, the time in which employee errors are detected may be increased and our risk of material loss could be increased. The risk of employee error or miscommunication may be greater for products that are new or have non-standardized terms. It is not always possible to deter employee misconduct or error, and the precautions we take to detect and prevent this activity may not be effective in all cases.

Brokerage services involve substantial risks of liability, therefore, we may become subject to risks of litigation.

        Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims regarding quality of trade execution, improperly settled trades or mismanagement against us. We may become subject to these claims as the result of failures or malfunctions of our trading systems or other brokerage services provided by us, and third parties may seek recourse against us. We attempt to limit our liability to our customers through the use of written or "click-through" agreements, but we do not have such agreements with many of our clients. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuits or claims against us could result in our obligation to pay substantial damages.

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

  •
  assumption of, or exposure to, known and unknown material liabilities of acquired companies or businesses, strategic alliances, collaborations or joint ventures;

  •
  litigation and/or arbitration related to the hiring of brokerage personnel;

  •
  the decrease in our cash reserves, the increased cost of borrowing funds or the dilution resulting from issuances or our equity securities, in each case as consideration to finance the purchase price of any significant acquisitions;

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

        In addition, we expect to face competition for acquisition targets and/or joint venture partners, which may limit the number of acquisitions and growth opportunities and could lead to higher acquisition prices. We may not be able to successfully identify, acquire or manage profitably additional businesses or integrate businesses without substantial costs, delays or other operational or financial difficulties.

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

        In the past, our business has experienced seasonal fluctuations, reflecting reduced trading activity during summer months, particularly in August. We also generally experience reduced activity in December due to seasonal holidays. As a result, our quarterly operating results may not be indicative of the results we expect for the full year. Our operating results may also fluctuate quarter to quarter due to a variety of factors beyond our control, such as conditions in the global financial markets, terrorism, war and other economic and political events. Furthermore, we may experience reduced revenues in a quarter due to a decrease in the number of business days in that quarter compared to prior years.

Computer systems failures, capacity constraints and breaches of security could increase our operating costs and cause us to lose clients.

        We internally support and maintain many of our computer systems, brokerage platforms and networks. Our failure to monitor or maintain these systems, brokerage platforms and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, could have a material adverse effect on our ability to conduct our operations.

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

  •
  slower response times;

  •
  delays in our clients' trade execution;

  •
  failed settlement of trades;

  •
  decreased client satisfaction with our services or brokerage platforms;

  •
  incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;

  •
  financial losses;

  •
  litigation or other client claims; and

  •
  regulatory sanctions.

        We may experience systems failures from power or telecommunications outages, acts of God, war, terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or similar events. Additionally, our business continuity or disaster recovery plans may not be effective. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name. In addition, if security measures contained in our systems are breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation may be damaged and our business could suffer.

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

        We license software from third parties, some of which is integral to our execution services, hybrid brokerage systems and our business. These licenses are generally terminable if we breach our obligations under the licenses or if the licensor gives us notice in advance of the termination. If any of these relationships were terminated, or if any of these third parties were to cease doing business, we may be forced to spend significant time and money to replace the licensed software. These replacements may not be available on reasonable terms, if at all. A termination of any of these relationships could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Liquidity and Financing Needs.

Our liquidity and financial condition could be adversely affected by U.S. and international markets and economic conditions.

        Liquidity is essential to our business and is of particular importance to our trading business. Any perceived liquidity issues may affect our clients' and counterparties' willingness to engage in brokerage transactions with us. In addition, our business is dependent upon the availability of adequate regulatory and clearing capital. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third party clearing organizations in support of our obligations under our contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds, investments from our stockholders and lines of credit made available by commercial banking institutions.

        Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our clients, third parties or us. Further, our ability to sell assets to generate liquidity may be impaired if other market participants are seeking to sell similar assets at the same time.

        Our ability to raise funding in the long-term or short-term capital markets or the equity markets has been and could continue to be adversely affected by conditions in the U.S. and international markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile. In particular, our cost and availability of funding may be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. To the extent we need to raise additional funds, including for acquisitions or meeting increased capital requirements arising from growth in our brokerage business, we may not be able to obtain such additional financing on acceptable terms or on a timely basis, if at all. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or acquisitions, respond to competitive pressure or meet contractual, regulatory or other unanticipated requirements and as a result, our ability to conduct our business may be adversely affected.

Our credit agreement and our senior notes each contain restrictive covenants which may limit our working capital and corporate activities.

        We are a party to a credit agreement with Bank of America N.A. and certain other lenders which provides for maximum borrowings of $175 million (the "Credit Agreement"). Our Credit Agreement matures in February 2011. In addition, we have issued $60 million of senior secured notes (the "Senior Notes") which are due January 30, 2013. Our Credit Agreement and our Senior Notes impose operating and financial restrictions on us, including restrictions which may, directly or indirectly, limit our ability to:

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

        Our Credit Agreement expires on February 24, 2011 and we are in the process of evaluating our options to either renew the Credit Agreement, replace it with a new credit agreement or to seek alternative sources of capital. We currently expect to finalize this process prior to December 31, 2010. Our ability to renew the existing Credit Agreement, to successfully negotiate a new bank credit agreement or to secure alternate sources of capital is dependent upon our future performance and may be affected in part by events beyond our control, including current and future economic and financial market conditions. If we are not able to either renew the existing Credit Agreement, replace it with a new credit agreement or secure alternate sources of capital, our financial condition and results of operations would be adversely affected.

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

        In addition, our equity incentive plans contain provisions pursuant to which our Board may, in its discretion, determine to accelerate the vesting of outstanding options or restricted stock units in the event of a change of control. If the Board determines to accelerate the vesting of these unvested grants, it could have the effect of dissuading potential acquirers from pursuing merger discussions with us.

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

        As of December 31, 2009, we had registered under the Securities Act of 1933, as amended (the "Securities Act"), an aggregate of 955,008 shares of our common stock which are reserved for issuance upon the exercise of outstanding options under our 2000 and 2002 Stock Option Plans. In addition, as of December 31, 2009, we had registered under the Securities Act an aggregate of 14,900,000 shares of our common stock available for issuance under our 2008 Equity Incentive Plan in connection with existing and new grants of restricted stock units, stock options or similar types of equity compensation awards to our employees. Based on outstanding grants at December 31, 2009, there are 6,871,863 shares of our common stock available for future grants of awards under the 2008 Equity Incentive Plan.

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

We may be required to recognize impairments of our goodwill or other intangible assets, which could adversely affect our results of operations or financial condition.

        Due to the general decline of the markets over the last few years, there has been an increased focus on testing for the impairment of goodwill and intangible assets. While we have not recognized any impairments to date, any such non-cash charges in the future could have a material impact on our stockholders equity and our results of operations.

        The determination of the value of goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We are required to test goodwill for impairment annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and intangible assets are based on several factors which include: the operational performance of any acquired businesses, management's current business plans which factor in current market conditions, market capitalization, the trading price of our common stock and trading volumes, as well as other factors. Management uses discounted cash flow analysis in their impairment assessments which involve the subjective selection and interpretation of data inputs, and given market conditions at the testing date, can include a very limited amount of observable market inputs available in determining the model.

        Changes to our business plan, continued macroeconomic weakness, declines in operating results, and continued low market capitalization, may result in our having to perform an interim goodwill impairment test or an intangible asset impairment test. These types of events and the resulting analysis could result in goodwill or intangible asset impairment charges in future periods.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We have 20 offices in 14 countries. Our executive headquarters are located at 55 Water Street, New York, New York 10041, where we occupy approximately 89,000 square feet of leased space, pursuant to a lease that expires in December 2027. Our largest office outside of the New York metropolitan area is our U.K. headquarters, which is located in London at 1 Snowden Street, EC2 2DQ, where we occupy approximately 44,000 square feet pursuant to a lease that expires on March 31, 2015. We also lease in excess of 90,000 square feet of additional office space in the aggregate to support our global brokerage operations.

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

        Based on currently available information, the outcome of the Company's outstanding matters are not expected to have a material adverse impact on the Company's financial position. However, the outcome of any such matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of the Company's outstanding matters will not significantly exceed any reserves accrued by the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

        Our common stock has been traded on the Nasdaq Global Select Market ("Nasdaq") under the symbol "GFIG" since our initial public offering on January 26, 2005. Prior to that time there was no established public trading market for our common stock. The closing share price for our common stock on February 26, 2010, as reported by Nasdaq, was $5.51.

        As of February 26, 2010, we had approximately 19 holders of record of our common stock.

        Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of our common stock as reported on Nasdaq.

	High	Low
Year Ended December 31, 2009
First Quarter	$4.95	$2.09
Second Quarter	7.40	2.99
Third Quarter	7.93	5.57
Fourth Quarter	7.95	4.39

	High	Low
Year Ended December 31, 2008
First Quarter(1)	$24.31	$8.17
Second Quarter	16.42	8.38
Third Quarter	12.25	3.37
Fourth Quarter	4.63	2.60

(1)
For comparative purposes, the historical stock prices from the first quarter of 2008 have been restated to reflect the four-for-one stock split effected on March 31, 2008.

Dividend Policy

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors declared a special cash dividend and approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount.

        Any declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. The Board's ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by applicable law or regulation, and (ii) general restrictions imposed on dividend payments under the jurisdiction of incorporation or organization of each subsidiary. Finally, our Credit Agreement limits our ability to pay dividends over a certain threshold without the approval of our lenders and any instruments governing our future indebtedness may also contain various covenants that limit our ability to pay dividends.

Performance Graph

        The following performance graph shows a comparison, from January 26, 2005 (the date our common stock commenced trading on Nasdaq) through December 31, 2009, of the cumulative total return for our common stock, the Nasdaq Composite Stock Index (CCMP), the Nasdaq Other Financial Index (CFIN) and our peer group. The peer group is comprised of ICAP plc, Collins Stewart Tullet plc from January 26, 2005 until December 14, 2006 and Tullet Prebon plc from December 15, 2006 through December 31, 2009 (each of which are listed in the U.K.), Cie Financiere Tradition (a Swiss listed company), MarketAxess Holdings Inc. (MKTX), Espeed Inc. (ESPD) from January 26, 2005 through April 1, 2008 and BGC Partners Inc. from April 8, 2008 through December 31, 2009, the International Securities Exchange (ISE) from March 8, 2005 (the date of its initial public offering) until December 19, 2007, Deutsche Boerse Group (which acquired ISE on December 19, 2007) from December 20, 2007 until December 31, 2009, IntercontinentalExchange Inc. from November 15, 2005 (the date of its initial public offering) and the CME Group Inc. (CME).

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

Recent Sales of Unregistered Securities

        For the year ended December 31, 2009, we granted a total of 8,423,013 restricted stock units ("RSUs") to officers, directors and employees pursuant to our 2008 Equity Incentive Plan. The grant prices of these RSUs ranged from $2.35 to $7.66. These RSUs will be converted into common stock to be issued to the recipients as the RSUs vest, which is generally on an annual basis over three years. These RSUs were granted pursuant to exemptions from registration provided by Rule 701 and/or Section 4(2) under the Securities Act.

Purchase of Equity Securities

        The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended December 31, 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
October
Stock Repurchase Program(a)	N/A	N/A	N/A	7,119,754
Employee Transactions(b)	26,687	$7.13	N/A	N/A
November
Stock Repurchase Program(a)	231,511	$4.49	231,511	6,975,956
Employee Transactions(b)	13,562	$4.85	N/A	N/A
December
Stock Repurchase Program(a)	89,858	$4.49	89,858	7,006,770
Employee Transactions(b)	83,555	$4.68	N/A	N/A
Total
Stock Repurchase Program(a)	321,369	$4.49	321,369	7,006,770
Employee Transactions(b)	123,804	$5.23	N/A	N/A

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

(b)
Under our 2008 Equity Incentive Plan, we allow employees to elect to have us withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of our common stock by us on the date of withholding.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the five years ended December 31, 2009. This selected consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the notes thereto contained in Part II-Item 8 in this Form 10-K.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands except share and per share data)
Consolidated Statement of Income
Revenues
Brokerage revenues:
Agency commissions	$481,326	$757,310	$749,223	$557,895	$391,583
Principal transactions	270,378	206,669	188,254	151,220	114,417

Total brokerage revenues	$751,704	$963,979	$937,477	$709,115	$506,000
Software, analytics and market data	54,347	51,250	19,522	18,651	17,395
Interest income	1,043	8,617	9,714	9,144	4,637
Other income/(loss)(1)	11,613	(8,343)	3,828	10,273	5,560

Total Revenues	$818,707	$1,015,503	$970,541	$747,183	$533,592
Expenses:
Compensation and employee benefits	583,315	665,973	604,847	465,554	327,345
Other expenses	212,122	266,553	214,956	179,832	121,958

Total expenses	795,437	932,526	819,803	645,386	449,303

Income before provision for income taxes	23,270	82,977	150,738	101,797	84,289
Provision for income taxes	6,982	29,871	55,880	40,719	36,186

Net income	$16,288	$53,106	$94,858	$61,078	$48,103

Earnings Per Share
Basic	$0.14	$0.45	$0.81	$0.54	$0.45

Diluted	$0.13	$0.44	$0.80	$0.52	$0.43

Weighted average number of shares outstanding(2)
Basic	118,178,493	117,966,596	116,595,920	113,382,789	104,982,512
Diluted	121,576,767	119,743,693	119,180,791	116,703,713	110,797,300

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands except share and per share data)
Consolidated Statement of Financial Conditions Data:
Cash and cash equivalents	$342,379	$342,375	$240,393	$181,484	$144,148
Total assets(3)	$952,094	$1,085,911	$975,814	$699,609	$576,137
Total debt, including current portion	$173,688	$223,823	$55,291	$90,253	$31,247
Redeemable convertible preferred stock	$—	$—	$—	$—	$—
Total stockholders' equity	$484,102	$476,963	$452,193	$330,469	$238,252
Selected Statistical Data:
Brokerage personnel headcount(4)	1,082	1,037	1,037	932	777
Employees	1,768	1,740	1,599	1,438	1,151
Broker productivity for the period(5)	$705	$910	$934	$836	$778
Brokerage Revenues by Geographic Region:
Americas	$325,359	$385,854	$401,897	$326,436	$256,197
Europe, Middle East & Africa	364,752	489,517	449,949	321,308	211,125
Asia	61,593	88,608	85,631	61,371	38,678

Total	$751,704	$963,979	$937,477	$709,115	$506,000

(1)
Certain software development contract revenues for the years ended December 31, 2008, 2007 and 2006 totaling $86, $215 and $6,973 were previously presented in a line item called "Contract revenue" and have been combined into "Other income/(loss)" to conform with the current year's presentation. There were no software development contract revenues for the year ended December 31, 2005.

(2)
Restated to reflect the four-for-one stock split effected March 31, 2008.

(3)
Total assets included receivables from brokers, dealers and clearing organizations of $87.7 million, $149.7 million, $317.8 million, $174.7 million, and $208.9 million at December 31, 2009, 2008, 2007, 2006 and 2005, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business which have not settled as of their stated settlement dates. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations for these unsettled transactions.

(4)
Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2009, we employed 1,082 brokers.

(5)
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

Business Environment

        As a wholesale broker, our results of operations are impacted by a number of external market factors, including market volatility, the organic growth or contraction of the derivative and cash markets in which we provide our brokerage services, the particular mix of transactional activity in our various products, the competitive and regulatory environment in which we operate and the financial condition of the dealers, asset managers, hedge funds and other market participants to whom we provide our services. Outlined below are management's observations of these external market factors during the most recent fiscal period. The factors outlined below are not the only factors that have impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

  Market Volatility

        As a general rule, our business typically benefits from volatility in the markets that we serve, as periods of increased volatility often coincide with more robust trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can result in reduced trading volumes.

        Market volatility is driven by a range of external factors, some of which are market specific and some of which correlate to general macro-economic conditions. During 2009, many of the markets in which we operate experienced lower volatility than in 2008, which was characterized by a global recession, a widespread credit crisis, the Lehman Brothers bankruptcy and the subsequent government interventions to rescue the financial systems. In 2009, global stock markets rallied as the Federal Reserve and other central banks kept interest rates low, the financial sector stabilized and the global recession appeared to ease; however, many market participants committed less capital in certain markets and geographic regions, resulting in lower trading volumes in many of the markets in which we operate. In addition, many of the OTC derivative markets in which we provide our services experienced relatively depressed trading activity as the legislative debate over how to regulate and possibly limit trading activity in certain OTC markets continued throughout the year and may have dampened demand for such products.

  Growth or Decline in Underlying Markets and New Product Offerings

        Until the global credit crisis and recession of the last few years, our business historically benefited from growth in the OTC derivatives markets due to either the expansion of existing markets, including increased notional amounts outstanding and transaction volumes, or the development of new products or classes of products. The level of growth in these markets is difficult to measure for any period as there are only a few independent, objective measures of growth in outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes. Therefore, to help gauge growth in any particular period, management also looks to the published results of large OTC derivatives dealers and certain futures exchanges as potential indicators of transactional activity in the related OTC derivative markets.

        According to the Bank of International Settlements ("BIS") market review for the first half of 2009, both the OTC and exchange-traded derivative markets experienced contraction in 2009 versus the same period in 2008. According to the BIS, as of June 30, 2009, the latest period reported, notional amounts outstanding for all OTC derivatives was $604.6 trillion, down 11.6% compared to $683.8 trillion in June 2008, while the notional amounts outstanding for all exchange traded derivatives was $63.4 trillion on June 30, 2009, down 22.6% from $82.0 trillion on June 30, 2008. These declines compare to compound annual growth rates of 32.2% and 16.5% for notional amounts outstanding in OTC and exchange-traded derivative markets, respectively, from June 30, 2003 through June 30, 2008. All OTC product categories were down in notional amounts outstanding year-over-year according to the BIS study, with credit default swaps down 37.2%, commodities down 71.8%, equity-linked derivatives down 35.0%, foreign exchange derivatives down 22.6% and interest rate derivatives down 4.6%. Interest rate derivatives represent the largest product category with $437.2 trillion outstanding as of June 30, 2009. Similarly, all exchange-traded derivative categories also realized significant declines in notional amounts outstanding year-over-year. We believe that the declines in notional amounts outstanding can be attributed, in large part, to macroeconomic and industry factors such as the general global economic climate, the deleveraging undertaken by certain market participants and regulatory uncertainty. Additionally, industry efforts to net derivative exposure, especially in credit derivatives, has been a significant factor in bringing down notional amounts outstanding.

        Except for energy related products, the same general trend was also evidenced by the reduced transactional volumes or slowing growth rate of certain products traded on futures exchanges. For several years, exchange traded derivatives have exhibited similar growth rates to those of related OTC derivative markets. In 2009, the CME reported a year over year decline in average daily volumes of 20% with interest rate product volumes down 30%, equity index products down 20%, metal products down 4% and energy products (including CME ClearPort) up 4%. Reflecting the increased activity in energy-related products, ICE's OTC Energy average daily commissions were up 8% in 2009 compared to the prior year. We believe that the CME ClearPort and ICE products benefited from a shift in trader focus towards the short-end of the maturity curve. ICE's OTC Credit (excluding credit derivative clearing) revenues were down 22.6% year over year.

        In addition, newer products and our expansion into growing markets and new geographical areas have historically contributed to the growth in our brokerage revenues. For example, in 2008 and 2009 we invested in our fixed income product brokerage capabilities as the markets shifted in favor of cash products following the credit crisis. Additionally, both our Chile and Dubai offices, which were opened in 2008, showed significant growth year-over-year.

  Competitive and Regulatory Environment

        Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers was intense in 2009. In April of 2008, almost two dozen of our credit division personnel in New York defected to a competitor, notwithstanding that many of them did so in breach of contractual obligations. This event resulted in increased competition, legal expenses and costs related to restaffing our North American credit operations that continued into 2009. The consolidation and personnel layoffs by dealers, hedge funds and other market participants that began in 2008 and continued into the first half of 2009 also led to increased competition to provide brokerage services to a smaller number of market participants in the near term.

        During 2009, there was a continuing effort to establish new regulations for the global OTC derivatives markets. We believe that the legislative and regulatory proposals for increased transparency, position limits and collateral or capital requirements have caused uncertainty in these markets as market participants await any final regulations. This increased uncertainty in the markets has led investors and banks to commit less capital to many OTC markets. Nevertheless, we are optimistic that the regulatory solutions that are likely to emerge, including centralized clearing, increased transparency, automation and electronic execution, will be generally beneficial to the long-term health of the broader financial markets. The proposed legislation in the U.S. would require certain OTC derivatives to be executed through a registered exchange or "swap execution facility." We believe that we will be able to qualify as a swap execution facility and we believe that our expertise, technology and scale makes us well-positioned to capture any newly created opportunities in these markets.

Financial Overview

        Our results for the last three years reflect the challenging conditions in the financial markets over that time, including unprecedented conditions in the world economy and the financial markets in which we provide our services. Our global and product diversification enabled us to take advantage of areas of market strength over this period, even as certain OTC derivative markets were negatively affected by the financial crisis. As more fully discussed below, our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three year period ended December 31, 2009:

  •
  Our revenues decreased to $818.7 million for the year ended December 31, 2009 from $1.02 billion for the year ended December 31, 2008 and $970.5 million for the year ended December 31, 2007. The main factors contributing to our decline in revenues in 2009 as compared to 2007 and 2008 were:

  •
  Dealer and hedge fund deleveraging and consolidation in the dealer market, leading to less capital being deployed in certain markets;

  •
  Reduced trading volumes in certain structured derivative and emerging markets in which we have a leading position;

  •
  Depressed trading activity as compared to 2008, which was marked by extreme volatility due to the credit crisis;

  •
  The global recessionary environment, although showing signs of abating in the second half of 2009, has depressed share, index and asset values. These depressed values have negatively impacted our revenues, particularly in Europe, where certain product commissions are based on notional values;

  •
  The defection of two dozen of our North American credit brokers to a competitor in April 2008;

  •
  The strengthening of the U.S. Dollar versus the Euro and the British Pound Sterling adversely impacted our foreign currency revenues; and

  •
  Regulatory uncertainty as it relates to market structure and operations in OTC derivative markets.

  •
  In addition, there were several factors which benefited our revenues during the year ended December 31, 2009 which only partially offset the decline in revenues during 2009, including:

  •
  Substantial growth in our global cash fixed income business due, in large part, to our recent investments in this area;

  •
  The acquisition of Trayport Limited in January of 2008;

  •
  Growth in our Chile and Dubai brokerage operations;

    •
    New brokerage desks and targeted hires of key brokers for certain equity, financial and commodity products;

    •
    The continued development and expansion of our hybrid brokerage platforms, including CreditMatch®, EnergyMatch® and GFI ForexMatch®; and

    •
    $3.5 million in realized and unrealized gains in foreign currency hedges in 2009 versus a $16.7 million loss in 2008.

  •
  The main factors contributing to our increase in revenues for the year ended December 31, 2008 from the year ended December 31, 2007 are set forth below under "Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007."

        The most significant component of our cost structure is employee compensation and employee benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and employee benefits have decreased from $604.8 million for the year ended December 31, 2007 to $583.3 million for the year ended December 31, 2009. The main factor contributing to the decline in the amount of employee compensation and employee benefits was lower brokerage revenues resulting in lower broker performance bonuses, which was partially offset by a charge of $34.4 million primarily related to the renegotiation of certain employment agreements and severance in 2009.

        Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Broker performance bonuses decreased from $335.3 million for the year ended December 31, 2007 to $241.9 million for the year ended December 31, 2009.

        Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements. Expense related to sign-on bonuses paid to brokerage personnel increased from $25.3 million for the year ended December 31, 2007 to $67.3 million for the year ended December 31, 2009. The increase was largely due to charges related to the renegotiation of certain employment agreements in the fourth quarter of 2009 combined with the additional costs we incurred to rebuild our North American credit operations following the defection of two dozen credit brokers to a competitor in April of 2008. Sign-on bonuses may be paid in the form of cash, RSUs or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years. These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee's employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

        The following table sets forth our consolidated results of operations for the periods indicated:

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$481,326	$757,310	$749,223
Principal transactions	270,378	206,669	188,254

Total brokerage revenues	751,704	963,979	937,477
Software, analytics and market data	54,347	51,250	19,522
Interest income	1,043	8,617	9,714
Other income/(loss)	11,613	(8,343)	3,828

Total revenues	818,707	1,015,503	970,541

EXPENSES:
Compensation and employee benefits	583,315	665,973	604,847
Communications and market data	46,263	47,810	44,622
Travel and promotion	33,819	45,756	41,992
Rent and occupancy	20,325	31,452	21,941
Depreciation and amortization	31,493	31,390	24,686
Professional fees	18,402	26,200	17,899
Clearing fees	30,354	43,420	32,732
Interest	10,540	14,334	7,076
Other expenses	20,926	26,191	24,008

Total expenses	795,437	932,526	819,803

Income before provision for income taxes	23,270	82,977	150,738
Provision for income taxes	6,982	29,871	55,880

Net income	$16,288	$53,106	$94,858

        The following table sets forth our consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Year ended December 31,
	2009	2008	2007
REVENUES:
Brokerage revenues:
Agency commissions	58.8%	74.6%	77.2%
Principal transactions	33.0	20.4	19.4

Total brokerage revenues	91.8	95.0	96.6
Software, analytics and market data	6.6	5.0	2.0
Interest income	0.1	0.8	1.0
Other income/(loss)	1.5	(0.8)	0.4

Total revenues	100.0%	100.0%	100.0%

EXPENSES:
Compensation and employee benefits	71.2	65.6	62.3
Communications and market data	5.7	4.7	4.6
Travel and promotion	4.1	4.5	4.3
Rent and occupancy	2.5	3.1	2.3
Depreciation and amortization	3.8	3.1	2.5
Professional fees	2.2	2.6	1.8
Clearing fees	3.7	4.3	3.4
Interest	1.3	1.4	0.7
Other expenses	2.6	2.6	2.5

Total expenses	97.1%	91.8%	84.5%

Income before provision for income taxes	2.9%	8.2%	15.5%
Provision for income taxes	1.0	2.9	5.8

Net income	1.9%	5.2%	9.8%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

  Net Income

        Net income for the year ended December 31, 2009 was $16.3 million as compared to net income of $53.1 million for the year ended December 31, 2008, a decrease of approximately $36.8 million or 69.3%. Total revenues decreased by $196.8 million, or 19.4%, to $818.7 million for the year ended December 31, 2009 from $1,015.5 million for 2008. Our decreased revenues were primarily due to decreased revenues across all brokerage product categories and geographical regions due, in part, to dealer and hedge fund deleveraging, lower credit and equity market volatility, regulatory uncertainty in certain markets and a general trend away from derivative instruments to cash products over the year. In addition, our revenues in Europe were negatively impacted by a weakening of the Euro and the British Pound Sterling relative to the U.S. Dollar. Also, we were adversely affected by the full year effect of the defection of over two dozen of our credit brokers to a competitor in April 2008 and the expenses associated with rebuilding our North American credit operations. Our total brokerage personnel headcount was 1,082 employees at December 31, 2009, compared to 1,037 at December 31, 2008.

        Total expenses decreased by $137.1 million, or 14.7%, to $795.4 million for 2009 from $932.5 million in 2008. Expenses decreased primarily because of decreased compensation expense for the year-ended December 31, 2009, which was attributable to a decrease in performance-based bonus expense as a result of lower brokerage revenues. This decrease was partially offset by a charge of $34.4 million primarily related to the renegotiation of certain employment agreements and severance. Expenses related to rent and occupancy decreased in 2009, primarily due to $7.8 million in costs incurred in 2008 related to the abandonment of our offices at 100 Wall Street and our move to 55 Water Street. Professional fees decreased $7.8 million in 2009 primarily due to the higher legal and professional fees incurred in 2008 related to the defection of credit personnel and discontinued merger discussions with a competitor. In addition, clearing fees decreased to $30.4 million from $43.4 million in 2008, due to a decline in revenues from our cash equities business.

  Revenues

        The following table sets forth the changes in revenues for the year ended December 31, 2009, as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2009	%*	2008	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Credit	$276,377	33.7%	$304,438	30.0%	$(28,061)	(9.2)%
Equity	192,820	23.6	291,184	28.7	(98,364)	(33.8)
Financial	129,131	15.8	171,935	16.9	(42,804)	(24.9)
Commodity	153,376	18.7	196,422	19.3	(43,046)	(21.9)

Total brokerage revenues	751,704	91.8	963,979	94.9	(212,275)	(22.0)
Other revenues	67,003	8.2	51,524	5.1	15,479	30.0

Total Revenues	$818,707	100.0%	$1,015,503	100.0%	$(196,796)	(19.4)%

*
Denotes % of total revenues

**
Denotes % change in 2009 as compared to 2008

        Brokerage Revenues—We offer our brokerage services in four broad product categories: credit, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the year ended December 31, 2009.

  •
  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 22% for 2009, as compared to 2008.

  •
  The decrease in credit product brokerage revenues of $28.1 million in 2009 as compared with 2008 was due to a number of factors, including dealer and hedge fund deleveraging, the defection of almost two dozen North American credit brokers to a competitor in April 2008, increased competition, and uncertainty about the changing market structure and the impact of proposed government and regulatory actions in the U.S. and Europe. Growth in our fixed income product revenues in Europe and North America partially offset a substantial decline in global credit derivative product revenues compared to the previous year. Credit market volatility also decreased in 2009 from the prior year as the credit crisis and global recession eased in 2009. Our credit product brokerage personnel headcount increased to 305 at December 31, 2009 from 266 employees at December 31, 2008.

  •
  The decrease in equity product brokerage revenues of $98.4 million in 2009 as compared with 2008 was primarily due to decreased global equity market volatility in 2009 as compared to the previous year, depressed share values in Europe where our cash equity and equity derivative commissions are often based on notional values, dealer and hedge fund deleveraging and less favorable foreign currency translation. Our equity product brokerage personnel headcount increased by 4 to 243 employees at December 31, 2009 from 239 employees at December 31, 2008.

  •
  The decrease in financial product brokerage revenues of $42.8 million in 2009 as compared with 2008 was primarily attributable to dealers scaling back trading in emerging markets and Asia, the recessionary environment and its effect on global trade and interest rates, and the restructuring that we implemented in the second half of 2008. Our financial product brokerage personnel increased by 7 to a total of 255 employees at December 31, 2009 from 248 employees at December 31, 2008.

  •
  The decrease in commodity product brokerage revenues of $43.0 million in 2009 as compared with 2008 was primarily attributable to weakness in our dry freight business in Europe and Asia, which has yet to fully recover from the significant drop in the Baltic Dry Freight Index in the fourth quarter of 2008. In addition, the global recessionary environment and market participants' focus on risk reduction also contributed to the decrease in commodity revenue as market participants traded more actively in short-dated, exchange-traded products. Our commodity product brokerage personnel headcount decreased by 5 to 279 employees at December 31, 2009 from 284 employees at December 31, 2008.

Other Revenues

        Other revenues is comprised of the following:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Software, analytics and market data	$54,347	$51,250
Remeasurement of foreign currency transactions and balances	3,767	4,620
Net realized and unrealized gains (losses) from foreign currency hedges	3,519	(16,729)
Interest income	1,043	8,617
Other	4,327	3,766

Total other revenues	$67,003	$51,524

        The increase in other revenues in 2009 to $67.0 million from $51.5 million in 2008 was primarily related to a $20.2 million change in net realized and unrealized gains (losses) from foreign currency hedges, which improved from a loss of $16.7 million in 2008 to a gain of $3.5 million in 2009. The improvement is attributable to gains we experienced in 2009 on forward foreign exchange contracts entered into in order to hedge anticipated net foreign currency cash flows. In 2008, we experienced losses on forward foreign exchange contracts entered into to hedge future foreign currency cash flows. In addition, software, analytics and market data revenues increased $3.1 million over 2008, primarily due to increased revenue at our Trayport subsidiary, a provider of electronic trading software. These increases in other revenues were partially offset by a decrease in interest income in 2009, due to lower prevailing interest rates on deposit balances.

  Expenses

        The following table sets forth the changes in expenses for the year ended December 31, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2009	%*	2008	%*	Increase (Decrease)	%**
Expenses
Compensation and employee Benefits	$583,315	71.2%	$665,973	65.6%	$(82,658)	(12.4)%
Communications and market Data	46,263	5.7	47,810	4.7	(1,547)	(3.2)
Travel and promotion	33,819	4.1	45,756	4.5	(11,937)	(26.1)
Rent and occupancy	20,325	2.5	31,452	3.1	(11,127)	(35.4)
Depreciation and amortization	31,493	3.8	31,390	3.1	103	0.3
Professional fees	18,402	2.2	26,200	2.6	(7,798)	(29.8)
Clearing fees	30,354	3.7	43,420	4.3	(13,066)	(30.1)
Interest	10,540	1.3	14,334	1.4	(3,794)	(26.5)
Other expenses	20,926	2.6	26,191	2.6	(5,265)	(20.1)

Total Expenses	$795,437	97.1%	$932,526	91.8%	$(137,089)	(14.7)%

*
Denotes % of total revenues

**
Denotes % change in 2009 as compared to 2008

  Compensation and Employee Benefits

        The decrease in compensation and employee benefits of $82.7 million was primarily attributable to a decrease in brokerage revenues and corresponding performance bonuses as well as the restructuring initiatives implemented since the second half of 2008. In 2009, we recorded a charge of $34.4 million primarily related to the renegotiation of certain employment agreements and severance arrangements. In 2008, we recognized a pretax charge of $19.3 million relating to a front office restructuring and an accrual for broker bonus compensation which was paid in cash rather than, as originally contemplated, in restricted stock units.

  •
  Total compensation and employee benefits as a percentage of total revenues increased to 71.2% in 2009 as compared to 65.6% for the prior year. The historically high compensation expense as a percentage of revenues for 2009 was due to the restructuring charges noted above, lower broker productivity and higher fixed compensation costs as a percentage of revenues. The higher fixed compensation costs as a percentage of revenues were caused, in large part, by the costs we incurred to restructure existing under-performing businesses and invest in new product areas, lower revenues in certain historically higher commission derivative markets, the amortization of previously paid sign-on bonuses and the impact of the defection of almost two dozen of our New York credit division personnel to a competitor in April 2008. These unexpected departures led to increased hiring, retention and bonus compensation expenses that negatively impacted our compensation structure in the second half of 2008 and throughout 2009.

  •
  Performance bonus expense represented 45.6% and 54.4% of total compensation and employee benefits expense for the year ended December 31, 2009 and 2008, respectively. Performance bonus expense in 2009 decreased as a percentage of total compensation and employee benefits expense largely due to the decrease in revenues for the year. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus amortization, which includes the amortization of cash sign-on bonuses initially paid in prior periods, represented 12% and 6.3% of total compensation and employee benefits expense for the year ended December 31, 2009 and 2008, respectively. This increase in sign-on bonus amortization as a percent of total compensation and employee benefits expense is primarily related to the changing of our product focus and rebuilding of our credit operations following the departure of two dozen credit brokers to a competitor in April 2008, as well as the restructuring charges discussed above.

  All Other Expenses

  •
  The decrease in travel and promotion of $11.9 million was primarily attributable to lower broker entertainment expenses. Travel and promotion, as a percentage of our total brokerage revenues for 2009 decreased to 4.5% from 4.7% for 2008.

  •
  The decrease in rent and occupancy costs of $11.1 million was primarily due to the $7.8 million in costs we incurred in the third quarter of 2008 related to the abandonment of our offices at 100 Wall Street and our move to 55 Water Street in New York. We completed our move to our current New York headquarters in September of 2008.

  •
  The decrease in professional fees of $7.8 million was primarily due to a $3.9 million decrease in legal fees and a $3.8 million decrease in consulting fees. $1.8 million of the consulting and legal fees we incurred in 2008 related to abandoned merger discussions with a competitor.

  •
  The decrease in the total amount of clearing fees in 2009 was primarily due to the decreased trade activity in our cash equities business in 2009 compared to 2008. Clearing fees, as a percentage of our total revenues from principal transactions, decreased to 11.2% for 2009, from 21.0% in 2008 as our cash fixed income business increased relative to our cash equities business. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Clearing fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also include fees incurred in certain equity transactions executed on an agency basis.

  •
  The decrease in interest expense of $3.8 million was primarily due to a decrease in the average borrowings outstanding under our Credit Agreement, as well as lower prevailing interest rates. In addition, we benefited from lower interest expense on balances maintained with clearing organizations. These decreases were partially offset by the full year impact of the increase in the applicable interest rate on our Senior Notes in July 2008.

  •
  Other expenses decreased $5.3 million in 2009 from 2008 due primarily to the $3.1 million write-off of an investment in an unconsolidated affiliate during 2008. In addition, there was a decrease in spending on third party licensing fees, a reduction in certain investment losses, and a decrease in net litigation settlements and awards compared to the same period in the prior year, offset by an increase in restructuring costs related to a joint venture and certain software and systems charges.

  •
  Our effective tax rate was 30.0% for the year ended December 31, 2009 as compared to 36.0% for 2008. The reduction in our effective tax rate was primarily due to the shifting of the geographic mix of our earnings for the year ended December 31, 2009 in favor of jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate. Additionally, the United Kingdom lowered its statutory corporate income tax rate from 30% to 28% on April 1, 2008.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

  Net Income

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

        Total expenses increased by $112.7 million, or 13.8%, to $932.5 million for 2008 from $819.8 million in 2007. Expenses increased in large part due to higher sign-on and retention bonus expenses and a higher salary base due to a greater average employee headcount as compared to the same period in 2007. In addition, we recorded a number of non-recurring items in 2008. These items included a $12.9 million charge for severance and other expenses related to a front office restructuring initiative that involved closing certain under-performing brokerage desks and reducing headcount by approximately 55 employees, a $6.4 million accrual for broker bonus compensation which were paid in cash rather than, as originally contemplated, in restricted stock units, $7.8 million in costs related to the abandonment of our offices at 100 Wall Street and our move to 55 Water Street in New York, and expense of $1.8 million related to discontinued merger discussions. We also wrote-off a $3.1 million investment in an unconsolidated affiliate which was deemed to be permanently impaired. Clearing fees increased $10.7 million to $43.4 million for 2008 from $32.7 million in 2007, due in large part to the growth of matched principal brokerage revenues from our cash equities and cash bond businesses. Professional fees increased $8.3 million, or 46.4%, primarily due to legal fees regarding the credit broker departures and the discontinued merger discussions.

  Revenues

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

  •
  The increase in equity product brokerage revenues of $51.7 million in 2008 as compared with 2007 was primarily due to the increased headcount in our cash equities and equity derivatives businesses as well as the heightened volatility in these markets. Our equity product brokerage personnel headcount increased by 31 to 239 employees at December 31, 2008, up from 208 employees at December 31, 2007.

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

  Expenses

        The following table sets forth the changes in expenses for the year ended December 31, 2008 as compared to the same period in 2007 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2008	%*	2007	%*	Increase (Decrease)	%**
Expenses
Compensation and employee Benefits	$665,973	65.6%	$604,847	62.3%	$61,126	10.1%
Communications and market Data	47,810	4.7	44,622	4.6	3,188	7.1
Travel and promotion	45,756	4.5	41,992	4.3	3,764	9.0
Rent and occupancy	31,452	3.1	21,941	2.3	9,511	43.3
Depreciation and amortization	31,390	3.1	24,686	2.5	6,704	27.2
Professional fees	26,200	2.6	17,899	1.8	8,301	46.4
Clearing fees	43,420	4.3	32,732	3.4	10,688	32.7
Interest	14,334	1.4	7,076	0.7	7,258	102.6
Other expenses	26,191	2.6	24,008	2.5	2,183	9.1

Total Expenses	$932,526	91.8%	$819,803	84.5%	$112,723	13.8%

*
Denotes % of total revenues

**
Denotes % change in 2008 as compared to 2007

  Compensation and Employee Benefits

  •
  The increase in compensation and employee benefits of $61.1 million was primarily attributable to increased salaries and related expenses from higher headcount, sign-on bonuses for certain newly-hired brokers or retention bonuses for certain of our existing brokers who agree to long-term employment agreements, and guaranteed bonuses for certain brokerage personnel. In addition, in 2008 we experienced several non-recurring items including severance and other costs totaling $12.9 million in connection with a restructuring initiative that involved closing certain under-performing desks and reducing headcount by approximately 55 employees, or 3% of our global workforce at the time. These employees were mostly removed from our payroll in the fourth quarter of 2008. Further, we recorded a $6.4 million accrual for broker bonus compensation which were paid in cash rather than, as originally contemplated, in restricted stock units.

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

  •
  Bonus expense represented 54.4% and 58.8% of total compensation and employee benefits expense for the year ended December 31, 2008 and 2007, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense, which includes the amortization of sign-on bonuses initially paid in prior periods, represented 6.3% and 4.3% of total compensation and employee benefits for the year ended December 31, 2008 and 2007, respectively. This increase in sign-on expense is primarily due to a large increase in sign-on and retention bonuses paid in the second quarter of 2008 in connection with the hiring of new employees and the retention of existing employees to restaff our North American credit division.

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

  All Other Expenses

  •
  Communications and market data expenses increased $3.2 million for the year ended December 31, 2008 from 2007. These costs were up primarily due to our expansion into new offices, new desks and our increased average brokerage headcount in 2008.

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

  •
  The increase in rent and occupancy costs of $9.5 million was primarily attributable to $7.8 million in costs related to the abandonment of our offices at 100 Wall Street, our move to 55 Water Street in New York and our expansion into new offices overseas and our acquisition of Trayport in 2008.

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

  •
  The increase in professional fees of $8.3 million was primarily due to a $4.5 million increase in litigation expenses, including expenses related to the defection of credit division personnel to a competitor in violation of their contractual obligations. In addition, the Company incurred $1.8 million in professional fees related to its discontinued merger discussions with a competitor. The remaining $2.0 million increase was mainly attributable to an increase in strategic and other consulting fees.

  •
  The increase in clearing fees was due primarily to the growth of our cash equities business and cash bond business in North America and Europe. Clearing fees, as a percentage of our total revenues from principal transactions, increased to 21.0% for the year ended December 31, 2008, from 17.4% in 2007. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also included fees incurred in certain equity transaction executed on an agency basis.

  •
  Interest expense increased $7.3 million in 2008 from 2007 due to additional borrowings, primarily in connection with our acquisition of Trayport in January of 2008. We also incurred interest expense in relation to our clearing facilities for our matched principal businesses.

  •
  Other expenses increased $2.2 million in 2008 from 2007 due primarily to the $3.1 million write-off of an investment in an unconsolidated affiliate which was deemed to be permanently impaired.

  •
  Our effective tax rate was 36.0% for the year ended December 31, 2008 as compared to 37.1% for 2007. Each quarter, we adjust our provision for income tax expense to the expected annual effective rate. As a result, our effective tax rate may vary by quarter, and our effective tax rate in any given quarter may not match our expected annual effective tax rate. The reduction in the effective tax rate was primarily due to a decrease in taxes related to our foreign operations. The United Kingdom lowered its statutory corporate income tax rate from 30% to 28% on April 1, 2008. In addition, the geographic mix of our earnings for the year ended December 31, 2008 shifted in favor of jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate.

Results of Segment Operations

        Our operations are managed along three operating segments: Americas Brokerage, Europe, Middle East & Africa ("EMEA") Brokerage and Asia Brokerage. These operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. We present our operating segments in four reportable segments: Americas Brokerage, EMEA Brokerage, Asia Brokerage and All Other. The All Other segment captures costs that are not directly assignable to any of the three brokerage segments and primarily consists of our corporate business activities and results of operations from our software, analytics and market data businesses. In prior periods, Asia Brokerage was included within the All Other segment as it did not meet the quantitative threshold for separate disclosure under Accounting Standards Codification ("ASC") 280-10 Segment Reporting (formerly Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information). However, as a result of the growth experienced in Asia and the changes in the economic characteristics of the Americas and the EMEA brokerage operations, for the year ended December 31, 2008 and thereafter, the Company has determined to change its reportable segments. Prior period results have been adjusted to reflect the changes in the reporting structure.

        The following tables summarize our revenues, expenses and pre-tax income/(loss) by segment:

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)
Revenues:
Americas Brokerage	$327,127	$387,549	$403,235
EMEA Brokerage	364,761	489,650	449,955
Asia Brokerage	61,603	88,583	85,914
All Other	65,216	49,721	31,437

Total Consolidated Revenues	$818,707	$1,015,503	$970,541

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)
Expenses:
Americas Brokerage	$284,822	$276,813	$279,623
EMEA Brokerage	249,801	339,058	296,386
Asia Brokerage	62,474	74,618	67,202
All Other	198,340	242,037	176,592

Total Expenses	$795,437	$932,526	$819,803

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)
Pre-tax Income/(Loss):
Americas Brokerage	$42,305	$110,736	$123,612
EMEA Brokerage	114,960	150,592	153,569
Asia Brokerage	(871)	13,965	18,712
All Other	(133,124)	(192,316)	(145,155)

Total Pre-Tax Income	$23,270	$82,977	$150,738

Segment Results for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

  Revenues

  •
  Revenues for Americas Brokerage decreased $60.4 million, or 15.6%, to $327.1 million for the year ended December 31, 2009 from $387.5 million for the year ended December 31, 2008. Revenues for EMEA Brokerage decreased $124.9 million, or 25.5%, to $364.8 million for the year ended December 31, 2009 from $489.7 million for the year ended December 31, 2008. Revenues for Asia Brokerage decreased $27.0 million, or 30.5%, to $61.6 million for the year ended December 31, 2009 from $88.6 million for the year ended December 31, 2008. Total revenues for our three brokerage segments decreased by $212.3 million, or 22%, to $753.5 million for the year ended December 31, 2009 from $965.8 million for the year ended December 31, 2008. The decrease in revenues was primarily due to a decrease in our revenues across all derivative product categories globally; a decrease in cash equity revenues in the U.S. and Europe due to dealer and hedge fund deleveraging; front office restructuring and the closing of underperforming desks; regulatory uncertainty and lower volatility in certain markets. Other factors that contributed to this overall decrease include those described above under "Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008".

    Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues from All Other increased by $15.5 million, or 31.2%, to $65.2 million for the year ended December 31, 2009 from $49.7 million for the year ended December 31, 2008. The increase was primarily related to a $3.5 million mark-to-market gain on forward foreign exchange contracts and hedges in 2009 versus a $16.7 million loss the prior year. Additionally, the software revenue generated by Trayport, which we acquired on January 31, 2008, increased by $3.0 million in 2009 compared to 2008. Partially offsetting these increases were a $0.9 million decrease related to the remeasurement of foreign currency transactions and balances and a decrease in interest income resulting from lower interest rates earned on cash balances. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions.

  Expenses

  •
  Expenses for Americas Brokerage increased $8.0 million, or 2.9%, to $284.8 million for the year ended December 31, 2009 from $276.8 million for the year ended December 31, 2008. Expenses for EMEA Brokerage decreased $89.3 million, or 26.3%, to $249.8 for the year ended December 31, 2009 from $339.1 million for the year ended December 31, 2008. Expenses for Asia Brokerage decreased $12.1 million, or 16.3%, to $62.5 million for the year ended December 31, 2009 from $74.6 million for the year ended December 31, 2008. Total expenses for our three brokerage segments decreased by $93.4 million or 13.5%, to $597.1 million for the year ended December 31, 2009 from $690.5 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in compensation and employee benefits, communications and market data, travel and promotion and clearing fees, as well as other factors described above under "Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008".

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

  •
  Total expenses for All Other decreased by $43.7 million or 18.1%, to $198.3 million for the year ended December 31, 2009 from $242.0 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in compensation and employee benefits, rent and occupancy, professional fees, interest and other expenses. Additionally, we did not allocate these expenses and the provision for income taxes to the individual segment for internal reporting purposes, as we did not believe that allocating these expenses was beneficial in evaluating segment performance.

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

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2008 to December 31, 2009. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	$115,043	$119,396	$121,488	$125,399	$143,556	$182,591	$192,074	$239,089
Principal transactions	53,608	64,989	79,566	72,215	50,272	43,771	53,532	59,094

Total brokerage revenues	168,651	184,385	201,054	197,614	193,828	226,362	245,606	298,183
Software, analytics and market data	14,649	13,627	13,019	13,052	12,800	14,034	13,157	11,259
Interest income	148	172	226	497	1,669	2,187	2,078	2,683
Other income (loss)(1)	2,112	(5,938)	10,367	5,072	(12,061)	555	688	2,475

Total revenues	185,560	192,246	224,666	216,235	196,236	243,138	261,529	314,600

Expenses
Compensation and employee benefits	156,053	135,139	146,575	145,548	137,583	176,462	158,730	193,198
Communications and market data	11,864	11,661	11,240	11,498	12,245	12,640	11,744	11,181
Travel and promotion	9,509	8,280	8,550	7,480	8,897	11,845	13,291	11,723
Rent and occupancy(2)	5,343	5,470	4,778	4,734	4,811	14,399	6,176	6,066
Depreciation and amortization	7,959	7,680	8,015	7,839	7,827	7,192	8,449	7,922
Professional fees	4,674	4,508	4,129	5,091	6,081	7,756	7,351	5,012
Clearing fees	6,988	7,153	8,106	8,107	9,706	12,026	10,486	11,202
Interest	2,645	2,769	2,657	2,469	3,993	3,508	3,748	3,085
Other expenses(1),(2)	6,046	5,170	4,366	5,344	5,445	7,887	5,219	7,640

Total expenses	211,081	187,830	198,416	198,110	196,588	253,715	225,194	257,029

Income (loss) before income taxes	(25,521)	4,416	26,250	18,125	(352)	(10,577)	36,335	57,571
(Benefit from) provision for income taxes	(11,070)	1,633	9,894	6,525	(544)	(3,861)	12,687	21,589

Net income (loss)	$(14,451)	$2,783	$16,356	$11,600	$192	$(6,716)	$23,648	$35,982

(1)
Certain software development contract revenues were previously presented in a line item called "Contract revenue" and have been combined into "Other income (loss)" to conform with the presentation for the three and twelve month periods ended December 31, 2009. Certain expenses related to these software development contracts were presented as "Contract costs" in the consolidated statements of income and have been combined into "Other expenses" to conform with the presentation for the three and twelve month periods ended December 31, 2009. The amounts that were combined for the respective revenue and costs for each period presented above were as follows:

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(dollars in thousands)
Contract Revenue	$—	$97	$5	$28	$—	$45	$13
Contract Costs	$—	$2	$—	$46	$—	$16	$6
(2)
Certain amounts totaling $538, $519 and $416 related to insurance expense were previously presented in the "Rent and occupancy" line item in the consolidated statements of income for the three month periods ended September 30, June 30 and March 31, 2009, respectively, but should have been presented in "Other expenses" in the consolidated statements of income for those periods. These amounts have been properly reclassified to "Other expenses" for those periods. Certain amounts totaling $552, $570, $583 and $548 for the three month periods ended December 31, September 30, June 30 and March 31, 2008, respectively, were also reclassified to conform to current year presentation.

        The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(dollars in thousands)
Revenues
Brokerage revenues:
Agency commissions	62.0%	62.1%	54.1%	58.0%	73.2%	75.1%	73.4%	76.0%
Principal transactions	28.9	33.8	35.4	33.4	25.6	18.0	20.5	18.8

Total brokerage revenues	90.9	95.9	89.5	91.4	98.8	93.1	93.9	94.8
Software, analytics and market data	7.9	7.1	5.8	6.0	6.5	5.8	5.0	3.6
Interest income	0.1	0.1	0.1	0.2	0.9	0.9	0.8	0.9
Other income (loss)	1.1	(3.1)	4.6	2.4	(6.1)	0.2	0.3	0.8

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	84.1%	70.3%	65.2%	67.3%	70.1%	72.6%	60.7%	61.4%
Communications and market data	6.4	6.1	5.0	5.3	6.2	5.2	4.5	3.6
Travel and promotion	5.1	4.3	3.8	3.5	4.5	4.9	5.1	3.7
Rent and occupancy	2.9	2.8	2.1	2.2	2.5	5.9	2.4	1.9
Depreciation and amortization	4.3	4.0	3.6	3.6	4.0	3.0	3.2	2.5
Professional fees	2.5	2.3	1.8	2.4	3.1	3.2	2.8	1.6
Clearing fees	3.8	3.7	3.6	3.7	4.9	4.9	4.0	3.6
Interest	1.4	1.4	1.2	1.1	2.0	1.4	1.4	1.0
Other expenses	3.3	2.7	2.0	2.5	2.8	3.2	2.0	2.4

Total expenses	113.8%	97.6%	88.3%	91.6%	100.2%	104.4%	86.1%	81.7%

Income (loss) before income taxes	(13.8)	2.4	11.7	8.4	(0.2)	(4.4)	13.9	18.3
(Benefit from) provision for income taxes	(6.0)	0.8	4.4	3.0	(0.3)	(1.6)	4.9	6.9

Net income (loss)	(7.8)%	1.6%	7.3%	5.4%	0.1%	(2.8)%	9.0%	11.4%

        The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(dollars in thousands)
Brokerage revenues:
Credit	$52,650	$68,235	$81,088	$74,404	$57,439	$60,029	$76,275	$110,695
Financial	31,469	33,166	33,405	31,091	28,051	45,542	46,322	52,020
Equity	45,900	44,673	48,853	53,394	72,891	69,941	69,636	78,716
Commodity	38,632	38,311	37,708	38,725	35,447	50,850	53,373	56,752

Total brokerage revenues	$168,651	$184,385	$201,054	$197,614	$193,828	$226,362	$245,606	$298,183

Brokerage revenues:
Credit	31.2%	37.0%	40.3%	37.7%	29.6%	26.5%	31.0%	37.1%
Financial	18.7	18.0	16.6	15.7	14.5	20.1	18.9	17.5
Equity	27.2	24.2	24.3	27.0	37.6	30.9	28.4	26.4
Commodity	22.9	20.8	18.8	19.6	18.3	22.5	21.7	19.0

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        Throughout the year ended December 31, 2009, we have financed our operations primarily through cash flows from operations. Our debt consists of amounts outstanding under our Credit Agreement with Bank of America and certain other lenders, which expires on February 24, 2011, and pursuant to our Senior Notes, which mature on January 30, 2013. In April 2009, we amended our Credit Agreement to reduce the maximum permitted borrowings to $175.0 million. In addition, we repaid $50 million of the outstanding Credit Agreement balance during 2009. In January 2008, we completed a private placement of the Senior Notes. See Note 9 to the Consolidated Financial Statements in Part II-Item 8 for further details on the amendment to our Credit Agreement and our Senior Notes.

        Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At December 31, 2009, we had $342.4 million of cash and cash equivalents compared to $342.4 million and $240.4 million at December 31, 2008 and 2007, respectively. The changes to our cash and cash equivalents balances for these periods are due to our operating, investing and financing activities as discussed below.

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the indicated periods.

	For the Year Ended December 31,
	2009	2008	2007
Cash provided by operating activities	$113,801	$179,134	$136,034
Cash used in investing activities	(27,671)	(192,857)	(53,573)
Cash (used in)/provided by financing activities	(87,986)	119,361	(23,402)
Effects of exchange rate changes on cash and cash equivalents	1,860	(3,656)	(150)

Increase in cash and cash equivalents	$4	$101,982	$58,909

        Net cash provided by operating activities decreased to $113.8 million for the year ended December 31, 2009, compared with $179.1 million for 2008. The decrease is, in part, attributable to the $36.8 million decline in our net income to $16.3 million for the year ended December 31, 2009, from $53.1 million for the year ended December 31, 2008. Items which reconcile net income to net cash provided by operating activities such as depreciation, amortization of deferred compensation, unrealized foreign currency gains and losses and other items decreased by $64.4 million as compared to the year ended December 31, 2008. Offsetting these amounts, working capital employed in the business decreased by $35.9 million for the year ended December 31, 2009 relative to the same period in 2008. The decrease in working capital used in the business is primarily related to a $129.7 million decrease in the change in other assets and a net increase in other liabilities of $6.1 million offset by a $53.1 million decrease in the change in net receivables from and payables to brokers, dealers and clearing organizations and a $44.7 increase in the change in commissions receivable. Additionally, net cash provided by operating activities increased to $179.1 million for the year ended December 31, 2008, compared with $136.0 million for 2007. The increase is primarily due to the improvement in certain working capital items such as accrued commissions receivable, the net receivable from brokers, dealers and clearing organizations, and was partially offset by a decrease in accrued compensation and other liabilities. The decrease in accrued commissions receivable balance is related to an improvement in the average number of days to collect receivables in the second half of 2008 as compared to the prior year. The improvement in net cash provided by operating activities is also partially related to the increase in certain non-cash items such as deferred compensation expense, depreciation and amortization, loss on foreign derivative contracts and tax expense (benefit) from share-based compensation.

        Net cash used in investing activities for the year ended December 31, 2009 was $27.7 million compared to $192.9 million for 2008. The decrease in cash used for investing activities primarily related to a decrease in cash used for business acquisitions and capital expenditures, primarily associated with our January 31, 2008 acquisition of Trayport. These decreases were slightly offset by an increase in payments on foreign exchange derivative contracts. Net cash used in investing activities for the year ended December 31, 2008 increased by $139.3 million from 2007. The increase in cash used for investing activities was primarily due to an increase in cash used for business acquisitions and capital expenditures, which was offset by a decrease in cash used in purchasing available-for-sale securities and payments on foreign exchange derivative contracts.

        Net cash used in financing activities for the year ended December 31, 2009 was $88.0 million compared to $119.4 million cash provided by financing activities in 2008. This change was primarily due to our net repayment of $50 million of debt in 2009, as compared to the net borrowings of $169 million we made in 2008, as well as the decrease in the amount of cash we used for repurchases of common stock and to pay cash dividends. Net cash used in financing activities for the year ended December 31, 2008 was $119.4 million compared to $23.4 million provided by for 2007. The increase in cash provided by financing activities was primarily due to an increase in net borrowings under our Credit Agreement and the issuance of the Senior Notes in 2008, which was offset by an increase in cash used for repurchases of common stock and cash dividends paid in 2007, and a decrease in tax benefits related to share-based compensation.

        Under the Credit Agreement, loans will bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin determined by our consolidated leverage ratio as defined in the Credit Agreement. The Credit Agreement contains covenants which restrict, among other things, our ability to borrow, pay dividends, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. At December 31, 2009, there was $115.0 million in outstanding borrowings and $7.2 million of outstanding letters of credit under our Credit Agreement. At December 31, 2009, we had $52.8 million of availability under the Credit Agreement. During 2008, we borrowed $105.0 million under the Credit Agreement and issued $60.0 million of our Senior Notes to fund the acquisition of Trayport. See Note 9 to the Consolidated Financial Statements in Part II-Item 8 for details. We are currently in compliance with all of our obligations under the Credit Agreement and the Senior Notes.

        Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd. and GFI Group PTE Ltd. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital, licensing and financial requirements. U.S. and U.K. regulations prohibit a registered broker-dealer from repaying borrowings of its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification or approval from its principal regulator. Our non-regulated subsidiaries are not subject to these restrictions. The capital structures of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements.

        Our U.S. broker-dealer, GFI Securities LLC, is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. As of December 31, 2009, GFI Securities LLC had Net Capital, as defined under the Exchange Act, of $41.2 million, which was $40.9 million in excess of its required minimum net capital of $0.3 million.

        GFI Securities Limited and GFI Brokers Limited are subject to the capital requirements of FSA in the United Kingdom. As of December 31, 2009, GFI Securities Limited had financial resources, as defined by the FSA, of $53.0 million, which was $25.5 million in excess of its required financial resources of $27.5 million. As of December 31, 2009, GFI Brokers Limited had financial resources, as defined by the FSA, of $106.6 million, which was $71.5 million in excess of its required financial resources of $35.1 million.

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Foreign Securities Firms Law (the "FSFL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain "brought-in" capital, as defined under the FSFL, of 50.0 million Japanese Yen (approximately $0.5 million). In addition, GFI Securities Limited is required to maintain a capital base of 1,000 million Japanese Yen (approximately $10.7 million). GFI Securities Limited's Japanese branch is also subject to the net capital rule promulgated by the FSFL, which requires that net worth, including "brought-in" capital, exceed a ratio of 120.0% of relevant expenditure. At December 31, 2009, GFI Securities Limited and its Japanese branch were in compliance with these capital requirements.

        GFI (HK) Securities LLC is subject to the capital requirements of the SFC in Hong Kong. At December 31, 2009, GFI (HK) Securities LLC had net capital of approximately $1.9 million, which was $1.5 million in excess of its required minimum net capital of $0.4 million.

        GFI (HK) Brokers Ltd. is registered with and regulated by the HKMA. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5.0 million Hong Kong dollars (or approximately $0.6 million). At December 31, 2009, GFI (HK) Brokers Ltd. had stockholders' equity of 20.2 million Hong Kong dollars (or approximately $2.6 million), which exceeds the minimum requirement by 15.2 million Hong Kong dollars (or approximately $2.0 million).

        In Singapore, the MAS regulates our subsidiary, GFI Group PTE Ltd. Our compliance requirements with the MAS include, among other things, maintaining stockholders' equity of 3.0 million Singapore dollars and monitoring GFI Group PTE Ltd.'s trading practices and business activities. At December 31, 2009, GFI Group PTE Ltd. had stockholders' equity of 17.5 million Singapore dollars (or approximately $12.4 million), which exceeded the minimum requirement by approximately 14.5 million Singapore dollars (or approximately $10.3 million).

        GFI Korea Money Brokerage Limited is licensed and regulated by the Financial Supervisory Commission to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Capital Market and Financial Investment Business Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5.0 billion Korean Won. At December 31, 2009, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5.0 billion Korean Won (or approximately $4.3 million).

        It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board of Directors. See Note 11 to our Consolidated Financial Statements for further discussion of the stock repurchase program.

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors declared a special cash dividend and approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. Cash dividends paid in 2009 were approximately $23.6 million.

        We believe that, based on current levels of operations, our cash from operations, together with cash currently available and our ability to borrow additional funds under our Credit Agreement, will be sufficient to fund our operations for at least the next twelve months. Our Credit Agreement expires on February 24, 2011 and we are in the process of evaluating our options to either renew the existing agreement, replace it with a new credit agreement or to seek alternative sources of capital. We currently expect to finalize this process by December 31, 2010. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of December 31, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases(1)	$118,749	$13,305	$22,203	$17,567	$65,674
Short-term borrowings(2)	115,000	115,000	—	—	—
Interest on Long-term obligations	17,157	4,902	9,804	2,451	—
Long-term obligations	60,000	—	—	60,000	—
Purchase obligations(3)	20,829	15,700	5,113	16	—

Total	$331,735	$148,907	$37,120	$80,034	$65,674

(1)
Amounts listed under Operating Leases include the future minimum rental commitments relating to a twenty-year lease that we entered into for our current primary U.S. office space in June 2007. At December 31, 2009, the total minimum rental commitments under this lease totaled $86,004, with $12,126 due within one to three years, $8,957 due within three to five years and $64,921 due in more than five years. See Note 14 to the Consolidated Financial Statements in Part II—Item 8 for further details.

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

As disclosed in Note 10 to the Consolidated Financial Statements in Part II—Item 8, we have unrecognized tax benefits of approximately $8.4 million (net of the federal benefit on state issues) after recognizing the impact of the adoption of ASC 740-10 (formerly Financial Accounting Standards Board Interpretation No. 48, Uncertainty in Income Taxes, an interpretation of SFAS No. 109 ("FIN 48")). Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all FIN 48 liabilities which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

        The Company did not have any off-balance sheet arrangements at December 31, 2009.

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

        We evaluate the level of our allowance for doubtful accounts based on the length of time receivables are past due and our historical experience. Also, if we are aware of a client's inability to meet its financial obligations, we record a specific provision for doubtful accounts in the amount of the estimated losses which will result from the inability of that client to meet its financial obligation. The amount of the provision will be charged against the amounts due, reducing the receivable to the amount we reasonably believe will be collected. If the financial condition of one of our clients were to deteriorate, resulting in an impairment of its ability to make payments, an additional provision could be required. Due to changing economic business and market conditions, we review the provision monthly and make changes to the provision as appropriate. Our allowance for doubtful accounts at December 31, 2009 was $4.1 million.

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

        The Company's financial assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820-10 Fair Value Measurements and Disclosures ("ASC 820-10") (formerly SFAS No. 157, Fair Value Measurements). In accordance with ASC 820-10, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

    •
    Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps), and

  Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of and for the year ended December 31, 2009 and 2008, the Company did not have any Level 3 financial assets or liabilities.

  Valuation Techniques

        The Company uses the following valuation techniques in valuing the financial instruments:

        The Company evaluates its marketable securities in accordance with ASC 320-10 Investments—Debt and Equity Securities (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), and has determined certain of its holdings in marketable securities should be classified as trading securities or available-for-sale and reported at fair value at December 31, 2009 and 2008. Substantially all of the Company's trading and available-for-sale marketable securities were categorized as Level I and the fair values of these securities were based on quoted market prices in active markets.

        The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain receivables, payables, revenues and expenses denominated in foreign currencies. Fair value of the Company's foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts and management's own calculations and analyses. At December 31, 2009 and 2008, the Company's foreign exchange derivative contracts have been categorized in Level 2 of the ASC 820-10 fair value hierarchy.

        The fair value of trading securities owned as a result of matched principal transactions is estimated using recently executed transactions and market price quotations. At December 31, 2009 and 2008, the Company held corporate equities that were categorized in Level 1 and corporate bonds that were categorized in Level 2 of the ASC 820-10 fair value hierarchy.

Software Development Capitalization—Internal-Use Software

        We capitalize certain costs of software developed or obtained for internal use in accordance with ASC 350, Intangibles—Goodwill and Other (formerly Statement of Position ("SOP") 98-1, Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use). We capitalize software development costs when application development begins and it is probable that the project will be completed and the software will be used as intended. Costs associated with preliminary project stage activities, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalized personnel costs are limited to time directly spent on such projects. Capitalized costs are ratably amortized, using the straight-line method, over the estimated useful lives which are typically over three years. Our judgment as to which costs to capitalize, when to begin capitalizing such costs and what period to amortize the costs over, may materially affect our results of operations. If management determines that the fair value of the software is less than the carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

Goodwill and Intangible Assets

        Under ASC 350, Intangibles—Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), management is required to perform a detailed review, at least annually, of the carrying value of our intangible assets, which includes goodwill. In this process, management is required to make estimates and assumptions in order to determine the fair value of our assets and liabilities and projected future earnings using various valuation techniques, including a discounted cash flow model. Management uses its best judgment and information available to it at the time to perform this review. Because management's assumptions and estimates are used in projecting future earnings as part of the valuation, actual results may differ. If management determines that the fair value of the intangible asset is less than its carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

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

Income Taxes

        In accordance with ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), we provide for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Our interpretation of complex tax law may impact our measurement of current and deferred income taxes.

        Effective January 1, 2007, we adopted ASC 740-10. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2009 and 2008, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

        We are subject to regular examinations by the Internal Revenue Service, taxing authorities in foreign countries, and states in which we have significant business operations. We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from on-going and subsequent years' examinations. Included in our current tax expense are charges to accruals for expected tax assessments in accordance with ASC 450, Contingencies (formerly SFAS No. 5, Accounting for Contingencies). The resolution of these tax matters could have a material impact on our effective tax rate.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which is now a sub-topic within ASC 810-10 Consolidation ("ASC 810-10"). ASC 810-10 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. ASC 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us on January 1, 2009. The adoption of ASC 810-10 did not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007), which is now a sub-topic within ASC 805 Business Combinations ("ASC 805"). ASC 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. ASC 805 applies to all transactions or other events in which we obtain control of one or more businesses, including those sometimes referred to as "true-mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. ASC 805 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by us on January 1, 2009. The adoption of ASC 805 did not have a material impact on our consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which is now a sub-topic within ASC 820-10 Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 delayed the effective date of fair value measurements and disclosure requirements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of ASC 820-10. We adopted ASC 820-10 for those nonfinancial assets and liabilities noted in FSP 157-2 on January 1, 2009. The adoption of ASC 820-10 for nonfinancial assets and liabilities did not have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which is now a sub-topic within ASC 815-10 Derivatives and Hedging ("ASC 815-10"). ASC 815-10 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements. ASC 815-10 was effective for fiscal years beginning after November 15, 2008 and was adopted by us on January 1, 2009. See Note 17 for disclosures on Financial Instruments.

        In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets, which is now a sub-topic within ASC 350-30 Intangibles—Goodwill and Other ("ASC 350-30"). ASC 350-30 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset's fair value. ASC 350-30 was effective for fiscal years beginning after December 15, 2008 and was adopted by us on January 1, 2009. The adoption of ASC 350-30 did not have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is now a sub-topic within ASC 260-10 Earnings Per Share ("ASC 260-10"). ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share, which is now a sub-topic within ASC 260-10. ASC 260-10 was effective for fiscal years beginning after December 15, 2008 and was adopted by us on January 1, 2009. The adoption of ASC 260-10 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is now a sub-topic within ASC 805 Business Combinations ("ASC 805"). ASC 805 addresses the criteria and disclosures for recognition of an acquired asset or liability assumed in a business combination that arises from a contingency. ASC 805 was effective for fiscal years beginning after December 15, 2008 and was adopted by us on January 1, 2009. The adoption of ASC 805 did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now a sub-topic within ASC 320-10 Investments—Debt and Equity Securities (ASC "320-10"). ASC 320-10 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ASC 320-10 was adopted by us on April 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is now a sub-topic within ASC 820-10 Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 provides additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10 was effective for interim and annual reporting periods ending after June 15, 2009, and has been applied prospectively with early adoption permitted for periods ending after March 15, 2009. ASC 820-10 was adopted by us on April 1, 2009 and the adoption did not have a material impact on our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now a sub-topic within ASC 855-10 Subsequent Events ("ASC 855-10"). ASC 855-10 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles. ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009, and has been applied prospectively by us. In February 2010, the FASB amended ASC 855-10 through the issuance of Accounting Standards Update No. 2010-09 ("ASU 2010-09"), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removed the requirement for an SEC filer to disclose a date in both the issued and revised financial statements and was effective upon issuance. See Note 21 for disclosures on Subsequent Events.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 amends FASB Statement No. 140, which is now a sub-topic within ASC 860 Transfers and Servicing. This guidance was codified by the FASB in December 2009 through the issuance of Accounting Standards Update No. 2009-16 ("ASU 2009-16") Transfers and Servicing (Topic 860) Accounting for Transfers of Financials Assets. ASU 2009-16 was issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASU 2009-16 did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, which is now a sub-topic within ASC 810 Consolidation. This guidance was codified by the FASB in December 2009 through the issuance of Accounting Standards Update No. 2009-17 ("ASU 2009-17") Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests provide a controlling financial interest in a variable interest entity. The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of a variable interest entity that most significantly impact the entity's economic performance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which is now a sub-topic within ASC 105-10 Generally Accepted Accounting Principles ("ASC 105-10"). ASC 105-10 establishes the codification as the source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities and all guidance contained in the codification carries an equal level of authority. ASC 105-10 was effective for interim and annual reporting periods ending after September 15, 2009. References to generally accepted accounting principles contained in our consolidated financial statements have been updated to reflect the new codification references as required.

        In August 2009, the FASB issued Accounting Standards Update No. 2009-5 ("ASU 2009-5") Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. ASU 2009-5 provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available and provides valuation techniques to be utilized by the reporting entity. ASU 2009-5 was effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU 2009-5 did not have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. We do not expect the impact of the adoption of ASU 2009-13 to have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-14 ("ASU 2009-14") Software (Topic 985) Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides additional guidance on how to determine which software, if any, relating to the tangible product would be excluded from software revenue recognition. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2009-14 to have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-01 ("ASU 2010-01") Equity (Topic 505) Accounting for distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 addresses diversity in practice related to the accounting for a distribution to shareholders that offer them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earnings per share ("EPS") prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. The amendments in ASU 2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. ASU 2010-01 was effective for interim and annual reporting periods ending after December 15, 2009. The adoption of ASU 2010-01 did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-02 ("ASU 2010-02") Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. ASU 2010-02 provides clarification on the deconsolidation of a subsidiary (or group of assets) in which any retained noncontrolling interest is measured at fair value with full (not partial) gain or loss recognized in earnings. In addition, transfers of a business to either an equity method investee or a joint venture would also be in the scope of ASC 810 Consolidations with full gain or loss recognition. The scope of ASU 2010-02 excludes sales of in substance real estate and conveyances of oil and gas mineral rights. ASU 2010-02 was effective for interim and annual reporting periods ending after December 15, 2009. The adoption of ASU 2010-02 did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06") Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require new disclosures including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. ASU 2010-06 provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements and the adoption of ASU 2010-06 with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISLOSURE ABOUT MARKET RISK

Risk Management

        In the normal course of business, we are exposed to various risks, including foreign currency exposure risk, interest rate risk, credit risk, market risk and operational risk. Top-level oversight of our risk management resides with the Risk Policy Committee of the Board of Directors. We also utilize several management committees made up of key executives with responsibility for identifying and managing risk. Specialized risk functions, such as our credit risk, compliance, internal audit and Sarbanes-Oxley compliance departments, perform regular monitoring and testing procedures to provide management with assurance regarding the design and operating effectiveness of risk control policies and procedures. Finally, business managers play an integral role in risk management by maintaining the processes and control activities designed to identify, mitigate, and report risk.

        The various risks that may impact the Company, certain of our risk management procedures, and a sensitivity analysis estimating the effects of changes in fair values for exposures relating to foreign currency and interest rate exposures are outlined below.

Foreign Currency Exposure Risk

        We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in

British Pounds. We enter into foreign exchange forward and foreign exchange collar contracts ("Foreign Exchange Derivative Contracts") to mitigate our exposure to foreign currency exchange rate fluctuations. At December 31, 2009 and 2008, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

        While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $7.4 million as of December 31, 2009.

Interest Rate Risk

        We are exposed to changes in interest rates which impact our variable-rate debt obligations. At December 31, 2009, we had $115 million in variable-rate debt outstanding. Fluctuations in interest rates, will impact the amount of interest we must pay on these debt obligations. If variable interest rates were to increase by 0.50%, the annual impact to our net income would be a reduction of approximately $0.3 million.

Credit Risk

        Credit risk arises from potential non-performance by counterparties of our matched principal business, as well as from nonpayment of commissions by customers of our agency brokerage business. We have established policies and procedures to manage our exposure to credit risk. We maintain a thorough credit approval process to limit our exposure to counterparty risk and employ stringent monitoring to control the market and counterparty risk from our matched principal business. Our brokers may only execute transactions for clients that have been approved by our credit committee following review by our credit department. Our credit approval process includes verification of key financial information and operating data and anti-money laundering verification checks. Our credit review process may include consideration of independent credit agency reports and a visit to the entity's premises, if necessary. We have developed and utilize a proprietary, electronic credit risk monitoring system.

        Credit approval is granted by our credit committee, which is comprised of senior management and representatives from our compliance, finance and legal departments. Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. Our credit risk department assists the credit committee in the review of any proposed counterparty by conducting diligence on such party and by continuing to review such counterparties for continued credit approval on at least an annual basis. These results are reviewed by the credit committee. Maintenance procedures include reviewing current audited financial statements and publicly available information on the client, collecting data from credit rating agencies where available and reviewing any changes in ownership, title or capital of the client. For our agency business, our approval process includes the requisite anti-money laundering and know-your-customer verifications.

Market Risk

        We are exposed to market risk associated with our principal transactions. Through our subsidiaries, we conduct both matched principal and principal trading businesses, primarily involving fixed income and equity securities, but increasingly, for certain foreign exchange, commodities and listed derivative products

        In matched principal transactions, we act as a "middleman" by serving as counterparty on one side of a customer trade and entering into an offsetting trade with another party relatively quickly (often within minutes and generally on the same trading day) These transactions are then settled through a third-party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. In a limited number of circumstances, we may settle a principal transaction by physical delivery of the underlying instrument.

        The number of matched principal trades we execute has continued to grow as compared to prior years. In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. Certain of the less liquid and OTC markets in which we provide our services exacerbate this risk for us because transactions in these markets are less likely to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

        We are subject to financing risk in these circumstances because if a transaction does not settle on a timely basis, the resulting unmatched position may need to be financed, either directly by us or through one of our clearing organizations at our expense. These charges may be recoverable from the failing counterparty, but sometimes are not. Finally, in instances where the unmatched position or failure to deliver is prolonged or pervasive due to rapid or widespread declines in liquidity for an instrument, there may also be regulatory capital charges required to be taken by us, which depending on their size and duration, could limit our business flexibility or even force the curtailment of those portions of our business requiring higher levels of capital. Credit or settlement losses of this nature could adversely affect our financial condition or results of operations.

        In the process of executing matched principal transactions, miscommunications and other errors by us or our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as "out trades," and they create a potential liability for us. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is generally to have the unmatched position disposed of promptly (usually on the same day and generally within three days), whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations.

        Liability for unmatched trades could adversely affect our results of operations and balance sheet. Although the significant majority of our principal trading is done on a "matched principal" basis, we may take unmatched positions for our own account generally in response to customer demand, primarily to facilitate the execution of existing customer orders or in anticipation that future customer orders will become available to fill the other side of the transaction, and not primarily for directional purposes. While we seek to minimize our exposure to market risk by entering into offsetting trades or a hedging transaction relatively quickly (often within minutes and generally on the same trading day), we may not always enter into an offsetting trade on the same trading day and any hedging transaction we may enter into may not fully offset our exposure. Therefore, although any unmatched positions are intended to be held short term, we may not entirely offset market risk and may be exposed to market risk for several days or more or to a partial extent or both.

        Additionally, we have recently authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for our own account. These principal positions may ultimately be matched against a customer order or through a market intermediary, either in the short term (such as the same trading day) or we may hold these positions for several days or more. The number and size of these transactions may affect our results of operations in a given period and we may also incur losses from these trading activities due to market fluctuations and volatility from quarter to quarter. We are currently subject to covenants in our Credit Agreement and our Senior Notes which generally limit the aggregate amount of securities which we may trade for our own account to five percent of our consolidated capital. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to significant losses as we attempt to cover our short positions by acquiring assets in a rising market. To the extent these securities positions are not disposed of intra-day, we mark these positions to market.

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

        In addition to entering into offsetting trades or a hedging transaction, we also monitor market risk exposure from our matched principal and principal trading business, including regularly monitoring concentration of market risk to financial instruments, countries or counterparties and regularly monitoring trades that have not settled within prescribed settlement periods or volume thresholds. Additionally, market risks are monitored and mitigated by the use of our proprietary, electronic risk monitoring system, which provides management with daily credit reports in each of our geographic regions that analyze credit concentration and facilitates the regular monitoring of transactions against key risk indicators.

Operational Risk

        Operational risk refers to the risk of financial or other loss, or potential damage to our reputation, resulting from inadequate or failed internal processes, people, resources, systems or from external events. We may incur operational risk across the full scope of business activities and support functions. We have operational risk polices that are designed to reduce the likelihood and impact of operational incidents as well as to mitigate legal, regulatory and reputational risk. Primary responsibility for the management of operational risk resides with the business managers, risk and control functions, and various management committees through the use of processes and controls designed to identify, assess, manage, mitigate and report operational risk. For additional discussions of our operational risks, see "Item 1A—Risks Related to Our Operations".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the accompanying consolidated statements of financial condition of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GFI Group Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2010

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share and per share amounts)

	December 31
	2009	2008
ASSETS
Cash and cash equivalents	$342,379	$342,375
Deposits with clearing organizations	11,065	8,492
Accrued commissions receivable, net	87,354	111,923
Receivables from brokers, dealers and clearing organizations	87,737	149,661
Property, equipment and leasehold improvements, net	65,334	73,161
Goodwill	210,758	209,507
Intangible assets, net	40,123	44,439
Other assets	107,344	146,353

TOTAL ASSETS	$952,094	$1,085,911

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accrued compensation	$106,286	$135,861
Accounts payable and accrued expenses	48,845	51,497
Payables to brokers, dealers and clearing organizations	68,131	104,840
Short-term borrowings, net	114,069	164,328
Long-term obligations, net	59,619	59,495
Other liabilities	71,042	92,927

Total Liabilities	$467,992	$608,948

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 120,860,100 and 119,517,720 shares issued at December 31, 2009 and 2008, respectively	1,209	1,195
Additional paid in capital(1)	296,430	279,656
Retained earnings	212,059	219,354
Treasury stock, 2,433,527 and 996,236 common shares at cost at December 31, 2009 and 2008, respectively	(22,901)	(18,476)
Accumulated other comprehensive loss	(2,695)	(4,766)

Total Stockholders' Equity	484,102	476,963

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$952,094	$1,085,911

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
REVENUES:
Brokerage revenues:
Agency commissions	$481,326	$757,310	$749,223
Principal transactions	270,378	206,669	188,254

Total brokerage revenues	751,704	963,979	937,477
Software, analytics and market data	54,347	51,250	19,522
Interest income	1,043	8,617	9,714
Other income/(loss)(1)	11,613	(8,343)	3,828

Total revenues	818,707	1,015,503	970,541
EXPENSES:
Compensation and employee benefits	583,315	665,973	604,847
Communications and market data	46,263	47,810	44,622
Travel and promotion	33,819	45,756	41,992
Rent and occupancy(1)	20,325	31,452	21,941
Depreciation and amortization	31,493	31,390	24,686
Professional fees	18,402	26,200	17,899
Clearing fees	30,354	43,420	32,732
Interest	10,540	14,334	7,076
Other expenses(1)	20,926	26,191	24,008

Total expenses	795,437	932,526	819,803

INCOME BEFORE PROVISION FOR INCOME TAXES	23,270	82,977	150,738
PROVISION FOR INCOME TAXES	6,982	29,871	55,880

NET INCOME	$16,288	$53,106	$94,858

EARNINGS PER SHARE
Basic	$0.14	$0.45	$0.81
Diluted	$0.13	$0.44	$0.80
WEIGHTED AVERAGE SHARES OUSTANDING BASIC(2)
Common stock	118,178,493	117,966,596	116,595,920
WEIGHTED AVERAGE SHARES OUTSTANDING DILUTED(2)	121,576,767	119,743,693	119,180,791

(1)
As adjusted—see Note 2

(2)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2009	2008	2007
NET INCOME	$16,288	$53,106	$94,858
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	1,506	(4,355)	(150)
Unrealized (loss) gain on available-for-sale securities, net of tax	565	(208)	75

COMPREHENSIVE INCOME	$18,359	$48,543	$94,783

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,288	$53,106	$94,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,493	31,390	24,686
Amortization of loan fees	742	416	224
Provision for doubtful accounts	3,617	208	1,751
Deferred compensation	25,820	24,983	21,787
Loss on disposal of fixed assets	8	223	148
(Benefit from) provision for deferred taxes	(32,811)	14,913	124
(Gains) losses on foreign exchange derivative contracts	(3,519)	16,729	12,558
(Gains) losses from equity method investments	(1,552)	2,102	698
Tax expense (benefit) related to share-based compensation	5,577	2,136	(16,896)
Other non-cash charges, net	(462)	237	(521)
(Increase) decrease in operating assets:
Deposits with clearing organizations	(2,573)	(30)	(489)
Accrued commissions receivable	20,912	65,597	(49,574)
Receivables from brokers, dealers and clearing organizations	61,924	168,188	(143,155)
Other assets	67,694	(62,025)	(2,163)
Increase (decrease) in operating liabilities:
Accrued compensation	(29,575)	(38,611)	46,425
Accounts payable and accrued expenses	(2,612)	6,054	8,890
Payables to brokers, dealers and clearing organizations	(36,709)	(89,896)	109,741
Other liabilities	(10,461)	(16,586)	26,942

Cash provided by operating activities	113,801	179,134	136,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for business acquisitions	—	(149,614)	(2,754)
Purchase of available-for-sale securities	—	—	(5,498)
Issuance of notes receivable	(1,000)	—	—
Proceeds from other investments	4,808	1,042	814
Purchases of other investments	(2,158)	(3,949)	(4,668)
Purchase of property, equipment and leasehold improvements	(13,240)	(38,807)	(33,804)
Payments on foreign exchange derivative contracts	(16,081)	(1,529)	(7,663)

Cash used in investing activities	(27,671)	(192,857)	(53,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(50,000)	(174,500)	(70,486)
Proceeds from short-term borrowings	—	283,500	35,300
Proceeds from issuance of long-term obligations	—	60,000	—
Repurchases of common stock	(4,425)	(11,400)	(7,076)
Cash dividend paid	(23,583)	(30,036)	—
Payment of loan fees	(831)	(883)	—
Proceeds from exercises of stock options	70	578	8,382
Cash paid for taxes on vested restricted stock units	(3,640)	(5,762)	(6,418)
Tax (expense) benefit related to share-based compensation	(5,577)	(2,136)	16,896

Cash (used in)/provided by financing activities	(87,986)	119,361	(23,402)

Effects of exchange rate changes on cash and cash equivalents	1,860	(3,656)	(150)
INCREASE IN CASH AND CASH EQUIVALENTS	4	101,982	58,909
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,375	240,393	181,484

CASH AND CASH EQUIVALENTS, END OF PERIOD	$342,379	$342,375	$240,393

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,532	$11,678	$6,869
Income taxes paid, net of refunds	$24,696	$38,355	$37,394

Non-Cash Investing Activity:

During 2009, the Company recorded a contingent liability of $2,400 within Other Liabilities in connection with a business combination as described in Note 7.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock(1)	Additional Paid In Capital(1)	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total
BALANCE, DECEMBER 31, 2006	$1,150	$223,579	$—	$105,868	$(128)	$330,469
Purchase of shares of treasury stock	—	—	(7,076)	—	—	(7,076)
Adoption of FIN 48	—	—	—	(4,442)	—	(4,442)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	32	8,352	—	—	—	8,384
Withholding of restricted stock units in satisfaction of tax requirements	—	(8,608)	—	—	—	(8,608)
Tax benefits associated with share-based awards	—	16,896	—	—	—	16,896
Foreign currency translation adjustment	—	—	—	—	(150)	(150)
Unrealized gains on securities, net of tax	—	—	—	—	75	75
Deferred compensation	—	21,787	—	—	—	21,787
Net income	—	—	—	94,858	—	94,858

BALANCE, DECEMBER 31, 2007	1,182	262,006	(7,076)	196,284	(203)	452,193
Purchase of shares of treasury stock	—	—	(11,400)	—	—	(11,400)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	13	576	—	—	—	589
Withholding of restricted stock units in satisfaction of tax requirements	—	(5,773)	—	—	—	(5,773)
Tax expense associated with share-based awards	—	(2,136)	—	—	—	(2,136)
Foreign currency translation adjustment	—	—	—	—	(4,355)	(4,355)
Unrealized loss on securities, net of tax	—	—	—	—	(208)	(208)
Dividends	—	—	—	(30,036)	—	(30,036)
Deferred compensation	—	24,983	—	—	—	24,983
Net income	—	—	—	53,106	—	53,106

BALANCE, DECEMBER 31, 2008	1,195	279,656	(18,476)	219,354	(4,766)	476,963
Purchase of shares of treasury stock	—	—	(4,425)	—	—	(4,425)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	14	70	—	—	—	84
Withholding of restricted stock units in satisfaction of tax requirements	—	(3,653)	—	—	—	(3,653)
Tax expense associated with share-based awards	—	(5,577)	—	—	—	(5,577)
Foreign currency translation adjustment	—	—	—	—	1,506	1,506
Unrealized gains on securities, net of tax	—	—	—	—	565	565
Dividends	—	—	—	(23,583)	—	(23,583)
Deferred compensation	—	25,934	—	—	—	25,934
Net income	—	—	—	16,288	—	16,288

BALANCE, DECEMBER 31, 2009	$1,209	$296,430	$(22,901)	$212,059	$(2,695)	$484,102

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

        The consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the "Company"). The Company, through its subsidiaries, provides brokerage services, trading system software and market data and analytical software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company's principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group PTE Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited ("Fenics") and Trayport Limited ("Trayport"). As of December 31, 2009, Jersey Partners, Inc. ("JPI") owns approximately 43% of the Company's outstanding shares of common stock. The Company's chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

        Certain amounts totaling $2,253 and $1,720 related to insurance expense were previously presented in the "Rent and occupancy" line item in the Consolidated Statements of Income for the years ended December 31, 2008 and 2007, respectively, but should have been presented in "Other expenses" in the Consolidated Statements of Income for those years. These amounts have been properly reclassified to "Other expenses" for those periods.

        Certain software development contract revenues for the years ended December 31, 2008 and 2007 totaling $86 and $215 were previously presented in a line item called "Contract revenue" and have been combined into "Other income/(loss)" to conform with the current year's presentation. Certain expenses related to these software development contracts in the amount $68 and $133 were presented as "Contract costs" in the Consolidated Statements of Income for the years ended December 31, 2008 and 2007, respectively, and have been combined into "Other expenses" to conform to current year presentation.

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

        Principal Transactions—Principal transactions revenue is primarily derived from matched principal and principal trading transactions. Principal transactions revenues and related expenses are recognized on a trade date basis. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer.

        In the normal course of its matched principal and principal trading businesses, the Company holds securities positions overnight. These positions are marked to market on a daily basis.

        Software, Analytics and Market Data Revenue Recognition—Software revenue consists primarily of fees charged for Trayport electronic trading software, which are typically billed on a subscription basis and is recognized ratably over the term of the subscription period, which ranges from one to five years. Analytics revenue consists primarily of software license fees for Fenics pricing tools which are typically billed on a on a subscription basis, and is recognized ratably over the term of the subscription period, which is generally three years. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

        The Company markets its software, analytics and market data products through its direct sales force and, in some cases, indirectly through resellers. In general, the Company's license agreements for such products do not provide for a right of return.

        Property, Equipment and Leasehold Improvements—Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method generally over three to seven years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in accordance with Accounting Standards Codification ("ASC") 350 Intangibles—Goodwill and Other ("ASC 350") (formerly Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use), and are amortized on a straight-line basis over the estimated useful life of the software, generally three years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

        Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC 350 (formerly Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets), goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In the event the Company determines that the value of goodwill has become impaired, it will

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

incur a charge for the amount of impairment during the fiscal quarter in which such determination is made. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

        Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally over three years, and is recorded in compensation and employee benefits. These forgivable loans have interest rates of up to 3.2%. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in other assets in the Consolidated Statements of Financial Condition.

        Investments—The Company accounts for equity investments where it holds more than 20 percent of the outstanding shares of the investee's stock under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10") (formerly Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock). The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. The Company reviews its equity method investments periodically for indicators of impairment. At December 31, 2009 and 2008, the Company had equity method investments with a carrying value of $4,012 and $4,629, respectively. Investments for which the Company holds less than 20% of the outstanding shares of the investee's stock or for which the Company does not have the ability to exercise significant influence over operating and financial policies are accounted for using the cost method under ASC 323-10. The Company monitors cost basis investments for impairment periodically based on qualitative and quantitative information. The Company had cost method investments of $2,515 and $2,368 at December 31, 2009 and 2008, respectively.

        The Company accounts for its marketable equity securities in accordance with ASC 320-10, Investments—Debt and Equity Securities (formerly SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized currently in other income. Investments designated as available-for-sale are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. The fair value of the Company's available-for-sale securities was $4,864 and $3,683 as of December 31, 2009 and 2008, respectively.

        All of the Company's investments are included in other assets in the Consolidated Statements of Financial Condition.

        Derivative Financial Instruments—The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. During 2009, 2008 and 2007, none of these contracts were designated as foreign currency cash flow

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

hedges under ASC 815, Derivatives and Hedging ("ASC 815") (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities). Contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Consolidated Statements of Income.

        Income Taxes—In accordance with ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Effective January 1, 2007, the Company adopted ASC 740-10 (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109). It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

        Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders' equity. Net gains resulting from remeasurement of foreign currency transactions and balances for the years ended December 31, 2009, 2008 and 2007 were $3,767, $4,620 and $11,696, respectively, and are included in other income.

        Compensation and Employee Benefits—The Company's compensation and employee benefits have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. The Company may pay certain performance bonuses in restricted stock units ("RSUs") and accounts for these RSUs in accordance with ASC 718 Compensation—Stock Compensation ("ASC 718") (formerly SFAS No. 123(R), Share-Based Payment). The Company records the fair value of these RSUs at the grant date as deferred compensation and amortizes this cost to expense over the vesting period of each grant. The Company also may grant sign-on and retention bonuses for certain newly-hired or existing employees who agree to long-term employment agreements. These sign-on and retention bonuses are typically amortized using the straight-line method over the term of the respective agreements.

        In 2009, the Company recorded a charge of approximately $34,400 primarily related to severance and the renegotiation of certain employment agreements.

        Share-Based Compensation—The Company's share-based compensation consists of stock options and RSUs. The Company adopted ASC 718 during the first quarter of 2006, using the modified prospective approach. ASC 718 revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under ASC 718, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows. In recent periods, the only share-based compensation issued by the Company has been RSUs. The Company records the fair value of the RSUs at the date of grant as deferred compensation and amortizes it to compensation and employee benefits expense over the vesting period of the grants.

        Other Income—Included within Other Income on the Company's Consolidated Statements of Income are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items and gains and losses on certain investments.

        Recent Accounting Pronouncements—In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which is now a sub-topic within ASC 810-10 Consolidation ("ASC 810-10"). ASC 810-10 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. ASC 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of ASC 810-10 did not have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised 2007), which is now a sub-topic within ASC 805 Business Combinations ("ASC 805"). ASC 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires the expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. ASC 805 applies to all transactions or other events in which the Company obtains control of one or more businesses, including those sometimes referred to as "true-mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. ASC 805 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of ASC 805 did not have a material impact on its consolidated financial statements.

        In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, which is now a sub-topic within ASC 820-10 Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 delayed the effective date of fair value measurements and disclosure requirements for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of ASC 820-10. The Company adopted ASC 820-10 for those nonfinancial assets and liabilities noted in FSP 157-2 on January 1, 2009. The

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

adoption of ASC 820-10 for nonfinancial assets and liabilities did not have a material impact on its consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which is now a sub-topic within ASC 815-10 Derivatives and Hedging ("ASC 815-10"). ASC 815-10 amends and expands the disclosure requirements of SFAS No. 133 and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk related contingent features in derivative agreements. ASC 815-10 was effective for fiscal years beginning after November 15, 2008 and was adopted by the Company on January 1, 2009. See Note 17 for disclosures on Financial Instruments.

        In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets, which is now a sub-topic within ASC 350-30 Intangibles—Goodwill and Other ("ASC 350-30"). ASC 350-30 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure such asset's fair value. ASC 350-30 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of ASC 350-30 did not have a material impact on its consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which is now a sub-topic within ASC 260-10 Earnings Per Share ("ASC 260-10"). ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share, which is now a sub-topic within ASC 260-10. ASC 260-10 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of ASC 260-10 did not have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which is now a sub-topic within ASC 805 Business Combinations ("ASC 805"). ASC 805 addresses the criteria and disclosures for recognition of an acquired asset or liability assumed in a business combination that arises from a contingency. ASC 805 was effective for fiscal years beginning after December 15, 2008 and was adopted by the Company on January 1, 2009. The adoption of ASC 805 did not have a material impact on its consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which is now a sub-topic within ASC 320-10 Investments—Debt and Equity Securities ("ASC 320-10"). ASC 320-10 amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ASC 320-10 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which is now a sub-topic within ASC 820-10 Fair Value Measurements and Disclosures ("ASC 820-10"). ASC 820-10 provides additional guidance for estimating fair value, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10 was effective for interim and annual reporting periods ending after June 15, 2009, and has been applied prospectively with early adoption permitted for periods ending after March 15, 2009. ASC 820-10 was adopted by the Company on April 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now a sub-topic within ASC 855-10 Subsequent Events ("ASC 855-10"). ASC 855-10 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles. ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009, and has been applied prospectively by the Company. In February 2010, the FASB amended ASC 855-10 through the issuance of Accounting Standards Update No. 2010-09 ("ASU 2010-09"), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removed the requirement for an SEC filer to disclose a date in both the issued and revised financial statements and was effective upon issuance. See Note 21 for disclosures on Subsequent Events.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140 ("SFAS 166"). SFAS 166 amends FASB Statement No. 140, which is now a sub-topic within ASC 860 Transfers and Servicing. This guidance was codified by the FASB in December 2009 through the issuance of Accounting Standards Update No. 2009-16 ("ASU 2009-16") Transfers and Servicing (Topic 860) Accounting for Transfers of Financials Assets. ASU 2009-16 was issued to improve the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASU 2009-16 did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, which is now a sub-topic within ASC 810 Consolidation. This guidance was codified by the FASB in December 2009 through the issuance of Accounting Standards Update No. 2009-17 ("ASU 2009-17") Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests provide a controlling financial interest in a variable interest entity. The determination is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of a variable

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest entity that most significantly impact the entity's economic performance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASU 2009-17 did not have a material impact on the Company's consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which is now a sub-topic within ASC 105-10 Generally Accepted Accounting Principles ("ASC 105-10"). ASC 105-10 establishes the codification as the source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities and all guidance contained in the codification carries an equal level of authority. ASC 105-10 was effective for interim and annual reporting periods ending after September 15, 2009. References to generally accepted accounting principles contained in the Company's consolidated financial statements have been updated to reflect the new codification references as required.

        In August 2009, the FASB issued Accounting Standards Update No. 2009-5 ("ASU 2009-5") Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. ASU 2009-5 provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available and provides valuation techniques to be utilized by the reporting entity. ASU 2009-5 was effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU 2009-5 did not have a material impact on the Company's consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. The Company does not expect the impact of the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-14 ("ASU 2009-14") Software (Topic 985) Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides additional guidance on how to determine which software, if any, relating to the tangible product would be excluded from software revenue recognition. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2009-14 to have a material impact on its consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-01 ("ASU 2010-01") Equity (Topic 505) Accounting for distributions to Shareholders with Components of Stock and Cash.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2010-01 addresses diversity in practice related to the accounting for a distribution to shareholders that offer them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. Historically, some entities have accounted for the stock portion of the distribution as a new share issuance that is reflected in earnings per share ("EPS") prospectively. Other entities have accounted for the stock portion of the distribution as a stock dividend by retroactively restating shares outstanding and EPS for all periods presented. The amendments in ASU 2010-01 clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. ASU 2010-01 was effective for interim and annual reporting periods ending after December 15, 2009. The adoption of ASU 2010-01 did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-02 ("ASU 2010-02") Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. ASU 2010-02 provides clarification on the deconsolidation of a subsidiary (or group of assets) in which any retained noncontrolling interest is measured at fair value with full (not partial) gain or loss recognized in earnings. In addition, transfers of a business to either an equity method investee or a joint venture would also be in the scope of ASC 810 Consolidations with full gain or loss recognition. The scope of ASU 2010-02 excludes sales of in substance real estate and conveyances of oil and gas mineral rights. ASU 2010-02 was effective for interim and annual reporting periods ending after December 15, 2009. The adoption of ASU 2010-02 did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06") Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require new disclosures including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. ASU 2010-06 provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company's consolidated financial statements and the adoption of ASU 2010-06 with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on the Company's consolidated financial statements.

3. DEPOSITS WITH CLEARING ORGANIZATIONS

        The Company maintains cash deposits at various clearing companies and organizations that perform clearing and custodial functions for the Company.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

4. ACCRUED COMMISSIONS RECEIVABLE

        Accrued commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and other derivative brokerage transactions. In estimating the allowance for doubtful accounts, management considers the length of time receivables are past due and historical experience. In addition, if the Company is aware of a client's inability to meet its financial obligations, a specific provision for doubtful accounts is recorded in the amount of the estimated losses that will result from the inability of that client to meet its financial obligation. Accrued commissions receivable are presented net of allowance for doubtful accounts of approximately $4,099 and $3,854 as of December 31, 2009 and 2008, respectively.

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

        Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	December 31,
	2009	2008
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$65,651	$105,732
Balance receivable from clearing organizations and financial institutions	22,086	43,929

Total	$87,737	$149,661

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$67,554	$101,052
Balance payable to clearing organizations	—	341
Payable to financial institutions	577	3,447

Total	$68,131	$104,840

        Substantially all fail to deliver and fail to receive balances at December 31, 2009 and 2008 have subsequently settled at the contracted amounts.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consist of the following:

	Year Ended December 31,
	2009	2008
Software	$90,686	$81,005
Computer equipment	24,984	23,624
Leasehold improvements	34,727	34,273
Communications equipment	16,199	15,227
Furniture and fixtures	7,362	6,614
Automobiles	278	342

Total	174,236	161,085
Accumulated depreciation and amortization	(108,902)	(87,924)

Property, equipment, and leasehold improvements less accumulated depreciation and amortization	$65,334	$73,161

        During 2007, in connection with the Company's decision to move its headquarters to new office space in New York in the first half of 2008, the Company accelerated the depreciable lives of certain assets to be abandoned at its current office space to their estimated useful lives. Total accelerated depreciation relating to the fixed assets to be abandoned was $5,602 (or approximately $3,470 net of tax), of which $2,871 (or approximately $1,723 net of tax) was recorded during the year ended December 31, 2007 and $2,731 (or approximately $1,747 net of tax) was recorded during the year ended December 31, 2008.

        During the years ended December 31, 2009 and 2008, the Company removed from its consolidated financial statements $81 and $13,934, respectively, of fully depreciated or almost fully depreciated fixed assets that were no longer in use and the related accumulated depreciation. Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was $21,059, $22,034 and $18,925, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

        On January 31, 2008, the Company completed the acquisition of substantially all of the outstanding shares of Trayport, a leading provider of real-time electronic trading software for brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets, for approximately £85,428 (or approximately $169,780), including cash acquired of £7,622 (or approximately $15,150) and incurred £1,387 (or approximately $2,745) of direct transaction costs related to the acquisition. Additionally, £2,524 (or approximately $5,016) of the purchase price was paid in short-term loan notes, payable within one year. At December 31, 2008, these notes were paid in full. Included as part of the purchase price is £7,287 (or approximately $11,778) that was deposited into an escrow account with a third-party escrow agent as collateral for the indemnification obligations of certain of the former Trayport shareholders. Any amounts remaining in the escrow account that are not subject to pending claims will be distributed to the former Trayport shareholders. The Company financed the transaction with proceeds of the private placement of its Senior Notes and amounts drawn under its Credit

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

Agreement, as defined in Note 9. See Note 9 below for further discussion of the Senior Notes and the Company's Credit Agreement.

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

        On November 1, 2009, the Company completed the acquisition of certain assets of a retail energy brokerage and consulting business for contingent consideration with an estimated present value of $2,400. The purchase price will be paid out of the future collections of accounts receivable of the business over the next four years and such contingent payment has been recorded as a liability within other liabilities. This contingent liability will be remeasured to fair value at each reporting date until the liability is settled and the change in fair value will be recognized in earnings. This acquisition was accounted for as a purchase business combination. Assets acquired were recorded at fair value at November 1, 2009 and the results of the acquired company have been included within the consolidated financial statements since the acquisition. The purchase price was allocated among intangible assets as follows: customer relationships of $1,010 with an estimated useful life of 6 years, non compete agreement of $139 with an estimated useful life of 4 years and goodwill of $1,251. The weighted average amortization for the intangible assets is 5.8 years.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Changes in the carrying amount of the Company's goodwill for the years ended December 31, 2008 and 2009 were as follows:

	Americas Brokerage	EMEA Brokerage	All Other	Total
Balance as of December 31, 2007	$78,998	$1,818	$12,893	$93,709
Goodwill acquired during the year	—	—	115,798	115,798

Balance as of December 31, 2008	78,998	1,818	128,691	209,507
Goodwill acquired during the year	1,251	—	—	1,251

Balance as of December 31, 2009	$80,249	$1,818	$128,691	$210,758

        Based on the results of its annual impairment tests that are required by ASC 350, the Company determined that no impairment of goodwill existed as of January 1, 2010, 2009 and 2008. ASC 350 prescribes a two step process for impairment testing whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit's book value. If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that business unit be written down to the value implied by the reporting unit's recent valuation. The Company will continue to evaluate goodwill on an annual basis as of the beginning of each new fiscal year, and whenever events and changes in circumstances indicate that there may be a potential impairment.

        Intangible assets consisted of the following:

	December 31,
	2009	2008
Gross intangible assets
Customer base/relationships	$47,292	$46,282
Trade name	7,771	7,771
Core technology	3,230	3,230
Covenants not to compete	3,323	3,184
Favorable lease agreements	620	620
Proprietary knowledge	110	110
Patent	31	31

Total gross intangible assets	62,377	61,228
Accumulated amortization	(22,254)	(16,789)

Net intangible assets	$40,123	$44,439

        Amortization expense for the years ending December 31, 2009, 2008 and 2007 was $5,465, $5,280 and $3,332, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        At December 31, 2009, expected amortization expense for the definite lived intangible assets is as follows:

2010	$5,585
2011	5,378
2012	4,218
2013	2,876
2014	2,792

Total	$20,849

8. OTHER ASSETS

        Other assets consisted of the following:

	December 31,
	2009	2008
Prepaid bonuses	$29,417	$65,311
Investments	11,792	11,149
Forgivable employee loans and advances to employees	8,247	13,239
Software inventory, net	9,642	11,871
Deferred tax assets	24,655	2,418
Other assets	23,591	42,365

Total Other Assets	$107,344	$146,353

9. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "Senior Notes") in a private placement. The Senior Notes currently bear interest at 8.17%, payable semi-annually in arrears on the 30th of January and July, including a premium of 100 basis points due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers of these securities pursuant to generally applicable insurance regulations for U.S. insurance companies. The premium interest will cease to accrue if the risk based capital factor attributed to the Senior Notes is subsequently reduced. The Company's obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The Senior Notes include financial and other covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At December 31, 2009, the Senior Notes were recorded net of deferred financing costs of $381 and the Company was in compliance with all applicable covenants.

        In April 2009, the Company amended the terms of its credit agreement with Bank of America, N.A. and certain other lenders (the "Credit Agreement"). The Credit Agreement, as amended, reduced

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

9. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

the maximum borrowings from $265,000 to $175,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011. Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At December 31, 2009, the applicable margin was 2.5% and the one-month LIBOR was 0.2%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company's subsidiaries. The Credit Agreement provides for the Senior Notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

        The Company had outstanding borrowings under its Credit Agreement as of December 31, 2009 and 2008 as follows:

	As of December 31,
	2009	2008
Loan Available(1)	$175,000	$265,000
Loans Outstanding	$115,000	$165,000
Letters of Credit Outstanding	$7,172	$7,172

(1)
Amounts available include up to $50,000 for letters of credit as of December 31, 2009 and 2008.

        The weighted average interest rate of the outstanding loans was 2.73% and 2.93% for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, short-term borrowings under the Credit Agreement were recorded net of unamortized loan fees of $931 and $672, respectively.

        The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2009 and 2008, respectively.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current Provision:
Federal	$5,505	$(19,554)	$8,984
Foreign	27,592	39,127	42,281
State and local	6,696	(4,615)	4,491

Total current provision	39,793	14,958	55,756
Deferred Provision (Benefit):
Federal	(18,400)	14,954	2,545
Foreign	(3,480)	(3,258)	(3,179)
State and local	(10,931)	3,217	758

Total deferred provision (benefit)	(32,811)	14,913	124

Total	$6,982	$29,871	$55,880

        The Company had pre-tax income from foreign operations of $70,990, $106,829, and $116,477 for the years ended December 31, 2009, 2008 and 2007, respectively. Pre-tax (loss) income from domestic operations was ($47,718), ($23,852), and $34,261 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

	As of December 31,
	2009	2008
Deferred tax assets:
Deferred compensation	$6,279	$2,189
Net operating/capital loss carryforwards	11,096	3,773
Foreign deferred items	5,210	2,746
Intangible amortization	—	1,418
Unrealized loss on currency hedging	2,439	5,512
Foreign tax credits	1,703	1,183
Liability reserves	4,718	903
Prepaid expenses	9,431	3,223
Other, net	4,501	(734)
Valuation allowance	(7,537)	(4,956)

Total deferred tax assets	$37,840	$15,257
Deferred tax liabilities:
Depreciation/amortization	$(19,784)	$(8,384)
Goodwill amortization	(9,785)	(13,677)
Prepaid compensation	(1,528)	(18,120)

Total deferred tax liabilities	$(31,097)	$(40,181)

Net deferred tax (liabilities) assets	$6,743	$(24,924)

        Cumulative undistributed earnings of foreign subsidiaries were approximately $227,394 at December 31, 2009. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent they are permanently reinvested in the Company's foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated.

        The deferred tax assets relating to foreign deferred items listed above consist primarily of depreciation and amortization, deferred compensation and unpaid intra-group royalties and interest. The valuation allowance relates primarily to the ability to utilize net operating losses and foreign tax credits in various tax jurisdictions. During 2009, the valuation allowance was increased by $2,581, primarily due to an increase in foreign net operating loss carryforwards and foreign tax credit carryforwards. At December 31, 2009, the Company had U.S. federal net operating loss carryforwards of $4,000, U.S. state and local net operating loss carryforwards of $70,127 and foreign net operating loss carryforwards of $23,442. The U.S. amounts are subject to annual limitations on utilization and will begin to expire in 2018. The foreign amounts are subject to annual limitations on utilization and will generally begin to expire in 2011. Further, the Company has $1,703 of foreign tax credit carryforwards at December 31, 2009 that will begin to expire in 2012.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES (Continued)

        The corporate statutory U.S. federal tax rate was 35% for the three years presented. A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is set forth below:

	December 31,
	2009	2008	2007
U.S. federal income tax at statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefit	(11.7)	(0.3)	2.3
Foreign operations	(0.4)	(5.9)	—
Non-deductible expenses	7.6	7.8	1.5
General business credit	(2.1)	—	(0.3)
Tax-Exempt Income	(0.2)	(1.4)	(0.4)
Other	1.8	0.8	(1.0)

Effective income tax rate	30.0%	36.0%	37.1%

        Income tax (expense) benefits of approximately ($5,577), ($2,136), and $16,896 from the exercise of stock options and the vesting of restricted stock units was recorded directly to additional paid-in capital in 2009, 2008 and 2007, respectively.

        Effective January 1, 2007, the Company adopted ASC 740-10. Upon adoption, the Company recognized a $4,442 increase to the accrual for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Statements of Financial Condition. After recognizing the impact of the adoption of ASC 740-10, the total unrecognized tax benefits (net of the federal benefit on state tax positions) were approximately $8,385, including interest of $105, all of which could affect the effective income tax rate in any future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for Unrecognized Tax Benefits
Unrecognized tax benefits balance at January 1, 2007	$7,510
Gross increases—current period tax positions	515
Lapse of statute of limitations	(1,515)

Unrecognized tax benefits balance at December 31, 2007	$6,510
Gross increases—current period tax positions	646
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2008	$7,156
Gross increases—current period tax positions	2,077
Lapse of statute of limitations	(953)

Unrecognized tax benefits balance at December 31, 2009	$8,280

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES (Continued)

        The Company is subject to U.S. federal income tax, state income tax and foreign income tax. The Company has substantially concluded all U.S. federal income tax matters for years through 2005, state and local tax matters through 2005 and foreign income tax matters through 2000.

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

        The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2009 and 2008, we had approximately $105 and $381 of accrued interest related to uncertain tax positions, respectively.

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

11. STOCKHOLDERS' EQUITY

Shares of Common Stock
Authorized (at December 31, 2009)	400,000,000
Outstanding:
December 31, 2007(1)	117,790,376
December 31, 2008	118,521,484
December 31, 2009	118,426,573
Par value per share	$0.01

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

Share Issuance

        During 2009 and 2008, the Company issued 1,342,380 and 1,327,344 shares of common stock, respectively, in connection with the exercise of stock options and vesting of RSUs. The Company received total cash proceeds of $70 and $578 in 2009 and 2008, respectively, in connection with the exercise of stock options.

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

        On March 31, May 30, August 28, and November 27, 2009, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividend, totaled $5,883, $5,891, $5,899 and $5,910 respectively. On March 31, 2008, the Company paid a special cash dividend of $0.125 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $14,693. On May 15, 2008, the Company paid a quarterly cash dividend of $0.03 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $3,530. On August 29, 2008 and November 28, 2008, the Company paid a quarterly cash dividend of $0.05 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $5,895 and $5,918, respectively. The dividends were reflected as reductions of retained earnings in the Consolidated Statements of Financial Condition.

Preferred Stock

        As of December 31, 2009 and 2008, the Company had one class of preferred stock with 5,000,000 shares authorized and none issued.

Treasury Stock

        In August 2007, the Company's Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company's common stock on the open market in such amounts as determined by the Company's management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the year ended December 31, 2009, the Company repurchased 1,437,291 shares of its common stock on the open market at an average price of $3.05 per share and for a total cost of $4,425, including sales commissions. During the year ended December 31, 2008, the Company repurchased 596,236 shares of its common stock on the open market at an average price of $19.11 per share and for a total cost of $11,400, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Consolidated Statements of Financial Condition.

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

        Basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007 were as follows:

	December 31,
	2009	2008	2007
Basic earnings per share
Net income applicable to stockholders	$16,288	$53,106	$94,858

Weighted average common shares outstanding	118,178,493	117,966,596	116,595,920

Basic earnings per share	$0.14	$0.45	$0.81

Diluted earnings per share
Net income applicable to stockholders	$16,288	$53,106	$94,858
Weighted average common shares outstanding	118,178,493	117,966,596	116,595,920
Effect of dilutive shares:
Options, warrant and RSUs	3,398,274	1,777,097	2,584,871

Weighted average shares outstanding and common stock equivalents	121,576,767	119,743,693	119,180,791

Diluted earnings per share	$0.13	$0.44	$0.80

        Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following: 2,065,724 RSUs and 59,033 options for the year ended December 31, 2009; 2,153,635 RSUs and 52,490 options for the year ended December 31, 2008; and 676,262 RSUs for the year ended December 31, 2007.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. SHARE-BASED COMPENSATION

        The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company's stockholders on June 11, 2008, and amended as approved by the Company's stockholders on June 11, 2009 (as amended, the "2008 Equity Incentive Plan"). Prior to June 11, 2008, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the "2004 Equity Incentive Plan").

        The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of December 31, 2009, there were 6,871,863 shares of our common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally three years.

        Modified RSUs are reflected as cancellations and grants in the summary of RSUs below. During 2009, 2008 and 2007, the Company modified the vesting terms of certain RSUs for several employees in connection with the execution of a new employment agreement or the termination of employment. As a result of these modifications, the Company recorded compensation expense totaling $708, $266 and $688 during 2009, 2008 and 2007, respectively, representing the fair value of the RSUs on the date of modification.

        The following activity relating to the RSUs has occurred under the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2006	3,491,412	$11.41
Granted	2,751,664	18.18
Vested	(1,379,072)	10.94
Cancelled	(405,552)	11.93

Outstanding December 31, 2007	4,458,452	15.68
Granted	1,978,364	8.96
Vested	(1,814,359)	14.22
Cancelled	(661,147)	16.09

Outstanding December 31, 2008	3,961,310	12.95
Granted	8,423,013	4.04
Vested	(1,934,751)	13.09
Cancelled	(241,387)	13.00

Outstanding December 31, 2009	10,208,185	$5.57

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. SHARE-BASED COMPENSATION (Continued)

        The weighted average fair value of RSUs granted during 2009 was $4.04 per unit, compared with $8.96 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs is as follows:

	For the Year Ended December 31,
	2009	2008	2007
Compensation expense	$25,820	$24,865	$21,664
Income tax benefits	$7,746	$8,951	$7,980

        At December 31, 2009, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $42,091 and is expected to be recognized over a weighted-average period of 1.58 years. The total fair value of RSUs that vested during the year ended December 31, 2009, 2008 and 2007 was $25,326, $25,800 and $15,087, respectively.

        As of December 31, 2009, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the "GFI Group 2002 Plan") and the GFInet inc. 2000 Stock Option Plan (the "GFInet 2000 Plan"). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. In addition to these terms, both the GFI Group 2002 Plan and the GFInet 2000 Plan contained events that had to occur prior to any options becoming exercisable. Under both plans, the options became exercisable upon the completion of the Company's initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company's common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of option grants under such plans.

        A summary of stock option transactions is as follows:

	GFI Group 2002 Plan			GFInet 2000 Plan
			Weighted Average Contractual Term			Weighted Average Contractual Term
	Options	Weighted Average Exercise Price		Options	Weighted Average Exercise Price
Outstanding December 31, 2006	2,486,644	$3.46		1,292,136	$3.03
Exercised	(1,649,564)	3.48		(909,980)	2.91
Cancelled	(52,632)	5.25		—	—

Outstanding December 31, 2007	784,448	3.30		382,156	3.32
Exercised	(123,800)	3.21		(43,884)	4.10
Cancelled	(9,000)	2.97		(13,864)	4.54

Outstanding December 31, 2008	651,648	3.32		324,408	3.17
Exercised	(10,212)	4.31		(10,836)	2.52

Outstanding December 31, 2009	641,436	$3.31	4.16	313,572	$3.19	0.85

Exercisable at December 31, 2009	641,436	$3.31	4.16	313,572	$3.19	0.85

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. SHARE-BASED COMPENSATION (Continued)

        Total compensation expense and related income tax benefit recognized in relation to the stock options is as follows:

	For the Year Ended December 31,
	2009	2008	2007
Compensation expense	$—	$—	$123
Income tax benefits	$—	$—	$32

        As of December 31, 2009, there was no unrecognized compensation cost related to stock options.

        The total intrinsic value of options exercised for the year ended December 31, 2009, 2008 and 2007 was $58, $1,648, and $38,543, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at December 31, 2009 was $1,326.

14. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has non-cancelable operating leases for computer hardware and software, communications equipment, and office space that expire on various dates through 2027. At December 31, 2009, the future minimum rental commitments under such leases are as follows:

2010	$13,305
2011	11,931
2012	10,272
2013	9,700
2014	7,867
Thereafter	65,674

Total	$118,749

        Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. In addition, certain of the Company's leases grant a free rent period, which is amortized over the lease term. The accompanying Consolidated Statements of Income reflect all rent expense on a straight-line basis over the term of the leases. Rent expense under the leases for the years ended December 31, 2009, 2008 and 2007 was $13,114, $20,334, and $11,299, respectively.

        In connection with moving the Company's headquarters in 2008, the Company terminated a portion of the former facility lease with respect to approximately 51,000 square feet, effective June 30, 2008. The Company remains liable for all of the obligations under the lease for the remaining approximately 37,000 square feet. In January 2009, the Company entered into a sublease for approximately 23,000 square feet of the remaining leased space. The Company will receive monthly payments of $55 until the sublease expires in September 2013.

        Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of December 31, 2009, the Company had total purchase

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

14. COMMITMENTS AND CONTINGENCIES (Continued)

commitments for market data of approximately $18,673, with $14,324 due within the next twelve months and $4,349 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $1,712 primarily related to network implementations in the U.K., and $444 primarily related to hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $1,050 and fees for hosting and software licensing agreements of approximately $326 are due within the next twelve months.

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

        Based on currently available information, the outcome of the Company's outstanding matters are not expected to have a material adverse impact on the Company's financial position. However, the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

14. COMMITMENTS AND CONTINGENCIES (Continued)

outcome of any such matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of the Company's outstanding matters will not significantly exceed any reserves accrued by the Company.

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

15. RETIREMENT PLANS

        In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable laws of the Internal Revenue Code. It is available to all eligible U.S. employees as stated in the plan document and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the statutory limit. The Company did not make any contributions to the plan for the years ended December 31, 2009, 2008, or 2007.

        In the U.K. the Company has established two defined contribution plans pursuant to the applicable laws in the U.K. Employees of the Company's U.K. subsidiaries may voluntarily designate a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The GFI Group Personal Pension Plans are open to all U.K. employees after the completion of three months of employment. Additionally, there is the Executive Pension Plan which is available only to senior employees and the Company matches contributions made under this plan up to a certain percentage. The Executive Pension Plan replaced the Occupational Pension Plan in April 2006, which also had similar matching contributions up to a certain percentage. The Company has made aggregate contributions of $1,215, $1,606, and $1,667 in 2009, 2008 and 2007, respectively, for the GFI Group Personal Pension Plans, Occupational Pension Plan and the Executive Pension Plan recorded in compensation and employee benefits.

16. FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

        The Company, through its subsidiaries, operates as a wholesale broker. The Company provides brokerage services to its customers through agency or principal transactions. Agency brokerage transactions facilitated by the Company are settled between the counterparties on a give-up basis. In matched principal transactions, the Company is interposed between buyers and sellers and the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

16. FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS (Continued)

transactions are cleared through various clearing organizations. In the event of counterparty nonperformance, the Company may be required to purchase or sell financial instruments at unfavorable market prices, which may result in a loss to the Company. The Company does not anticipate nonperformance by counterparties. The Company monitors its credit risk daily and has a policy of reviewing regularly the credit standing of counterparties with which it conducts business. The Company may also enter into principal investing transactions in which the Company commits its capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for the Company's own account. The Company is currently subject to covenants in its Credit Agreement and its Senior Notes, which generally limit the aggregate amount of securities which the Company may trade for its own account to five percent of its consolidated capital. To the extent that the Company owns assets (i.e. has long positions) in fluctuating markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that the Company has sold assets that the Company does not own (i.e. has short positions) in any of those markets, an upturn in those markets could expose the Company to significant losses as the Company attempts to cover our short positions in a rising market.

        Unsettled transactions (i.e., securities failed-to-receive and securities failed-to-deliver) are attributable to matched principal transactions executed by subsidiaries and are recorded at contract value. Cash settlement is achieved upon receipt or delivery of the security. In the event of nonperformance, the Company may purchase or sell the security in the market and seek reimbursement for losses from the contracted counterparty.

17. FINANCIAL INSTRUMENTS

        Fair Value of Financial Instruments—Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of cash equivalents, receivables from and payables to brokers, dealers and clearing organizations and accrued commissions receivable. These receivables and payables are short term in nature and subsequently have substantially all settled at the contracted amounts. The Company's marketable equity securities are recorded at fair value based on their quoted market price. The Company's investments accounted for under the cost and equity methods are in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment. The Company's debt obligations are carried at historical amounts. The fair value of the Company's Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was approximately $61,027 at December 31, 2009. The fair value of the Company's short term borrowings outstanding under the Credit Agreement approximated the carrying value at December 31, 2009 and 2008.

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

    •
    Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps), and

  Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of and for the year ended December 31, 2009 and 2008, the Company did not have any Level 3 financial assets or liabilities.

Valuation Techniques

        The Company uses the following valuation techniques in valuing the financial instruments at December 31, 2009:

        The Company evaluates its marketable securities in accordance with ASC 320-10, and has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale and reported at fair value at December 31, 2009 and 2008. To the extent that the Company's trading and available-for-sale marketable securities are based on quoted market prices in active markets, these securities were categorized as Level 1.

        Fair value of the Company's foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter parties to these foreign exchange derivative contracts, as well as management's own calculations and analyses, which are based upon period end forward and spot foreign exchange rates. At December 31, 2009 and 2008, the Company's foreign exchange derivative contracts have been categorized in Level 2 of the ASC 820-10 fair value hierarchy.

        The fair value of trading securities owned as a result of matched principal transactions is estimated using recently executed transactions and market price quotations. At December 31, 2009 and 2008, the Company held corporate equities that were categorized in Level 1 and corporate bonds that were categorized in Level 2 of the ASC 820-10 fair value hierarchy.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. FINANCIAL INSTRUMENTS (Continued)

        Financial Assets and Liabilities Measured at Fair Value on a recurring basis as of December 31, 2009 and 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance at December 31, 2009
Included within Other assets:
Equity securities	$5,110	$154	$5,264
Corporate bonds	—	3,152	3,152
Foreign exchange derivative contracts	—	818	818
Included within Other liabilities:
Foreign exchange derivative contracts	$—	$804	$804

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance at December 31, 2008
Included within Other assets:
Equity securities	$5,440	$—	$5,440
Corporate bonds	—	1,576	1,576
Foreign exchange derivative contracts	—	102	102
Included within Other liabilities:
Equity securities	$296	$—	$296
Foreign exchange derivative contracts	—	19,687	19,687

        Derivative Financial Instruments—The Company is exposed to changes in the U.S. Dollar compared to the British Pound and the Euro, among other currencies, for anticipated sales and expenses in those currencies. The risk management policy of the Company is to use foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. For the years ended December 31, 2009, 2008 and 2007, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10. These contracts are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Consolidated Statements of Income.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. FINANCIAL INSTRUMENTS (Continued)

        Fair values of foreign exchange derivative contracts on a gross basis as of December 31, 2009 are as follows:

	December 31, 2009
Derivatives not designated as hedging instruments under ASC 815-10	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Forward Foreign Exchange Contracts	Other Assets	$818	Other Liabilities	$804

        As of December 31, 2009, the Company had outstanding forward foreign exchange contracts with a combined notional value of approximately $126.3 million. Approximately $64.4 million of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at December 31, 2009. The remaining contracts are hedges of anticipated future cash flows.

        The following is a summary of the effect of foreign exchange derivative contracts on the Consolidated Statements of Income for the year ended December 31, 2009:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivatives	For the Year Ended December 31, 2009
Forward Foreign Exchange Contracts	Other income	$3,519

18. REGULATORY REQUIREMENTS

        GFI Securities LLC is a registered broker-dealer with the Securities and Exchange Commission and the Financial Industry Regulatory Authority ("FINRA"). GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined, of not less than the greater of $250 or 2% of aggregate debits, as defined. GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom ("FSA"). GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong, which require that GFI (HK) Securities LLC maintain minimum capital, as defined, of approximately $387.

        The following table sets forth the minimum capital, as defined, that certain of the Company's subsidiaries must be maintained as of December 31, 2009:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$41,223	$106,549	$53,068	$1,893
Minimum Net Capital required	250	35,070	27,543	387

Excess Net Capital	$40,973	$71,479	$25,525	$1,506

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

18. REGULATORY REQUIREMENTS (Continued)

        In addition to the minimum net capital requirements outlined above, certain of the Company's subsidiaries are subject to additional regulatory requirements.

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the "FIEL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain minimum "brought-in" capital and stockholders' equity of 50,000 Japanese Yen each (approximately $537), as defined under the FIEL. In addition, GFI Securities Limited's Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth; including "brought-in" capital, exceed a ratio of 120.0% of the risk equivalent amount including relevant expenditure. At December 31, 2009, GFI Securities Limited's Japanese branch was in compliance with these capital requirements.

        GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority ("HKMA"). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5,000 Hong Kong dollars (or approximately $645). At December 31, 2009, GFI (HK) Brokers Ltd. had stockholders' equity of 20,155 Hong Kong dollars (or approximately $2,600), which exceeded the minimum requirement by 15,155 Hong Kong dollars (or approximately $1,955).

        GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which requires that GFI Group PTE Ltd, among other things, maintain stockholders' equity of 3,000 Singapore dollars (or approximately $2,135), measured annually. At December 31, 2009, GFI Group PTE Ltd. had stockholders' equity of 17,464 Singapore dollars (or approximately $12,430, which exceeded the minimum requirement by approximately 14,464 Singapore dollars (or approximately $10,295).

        GFI Korea Money Brokerage Limited is licensed and regulated by the Financial Supervisory Commission to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Capital Market and Financial Investment Business Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won. At December 31, 2009, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won (or approximately $4,288).

        These regulatory rules may restrict the Company's ability to withdraw capital from its regulated subsidiaries. The Company's regulated subsidiaries were in compliance with all minimum net capital requirements as of December 31, 2009.

19. SEGMENT AND GEOGRAPHIC INFORMATION

        In accordance with ASC 280-10, Segment Reporting ("ASC 280-10") (formerly SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information") and based on the nature of the Company's operations in each geographic region, products and services, production process, customers and regulatory environment, the Company determined that it has three operating segments: Americas Brokerage, Europe, Middle East and Africa ("EMEA") Brokerage and Asia Brokerage. The Company's brokerage operations provide brokerage services in four broad product categories: credit, financial, equity and commodity. Additionally, in accordance with criteria in ASC 280-10, the Company presents its operating segments as four reportable segments: Americas Brokerage, EMEA Brokerage, Asia

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

Brokerage and "All Other". The All Other segment captures costs that are not directly assignable to one of the operating segments, primarily consisting of the Company's corporate business activities and operations from software, analytics and market data. In prior periods, Asia Brokerage was included within the All Other segment as it did not meet the quantitative threshold for separate disclosure under ASC 280-10. However, as a result of the growth experienced in Asia and the changes in the economic characteristics of the Americas and the EMEA brokerage operations, for the year ended December 31, 2008 and thereafter, the Company determined to change its reportable segments. Prior period results have been adjusted to reflect the changes in the reporting structure.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        Selected financial information for the Company's reportable segments is presented below for periods indicated:

	Year ended December 31,
	2009	2008	2007
	(dollars in thousands)
Revenues:
Americas Brokerage	$327,127	$387,549	$403,235
EMEA Brokerage	364,761	489,650	449,955
Asia Brokerage	61,603	88,583	85,914
All Other	65,216	49,721	31,437

Total Consolidated Revenues	$818,707	$1,015,503	$970,541

Interest Revenue:
Americas Brokerage	$—	$20	$56
EMEA Brokerage	2	21	8
Asia Brokerage	—	—	1
All Other	1,041	8,576	9,649

Total Consolidated Interest Revenues	$1,043	$8,617	$9,714

Interest Expense:
Americas Brokerage	$28	$74	$27
EMEA Brokerage	540	1,886	1,898
Asia Brokerage	13	14	27
All Other	9,959	12,360	5,124

Total Consolidated Interest Expense	$10,540	$14,334	$7,076

Depreciation and Amortization:
Americas Brokerage	$—	$—	$—
EMEA Brokerage	—	—	—
Asia Brokerage	—	—	—
All Other	31,493	31,390	24,686

Total Consolidated Depreciation and Amortization	$31,493	$31,390	$24,686

Income before Provision for Income Taxes:
Americas Brokerage	$42,305	$110,736	$123,612
EMEA Brokerage	114,960	150,592	153,569
Asia Brokerage	(871)	13,965	18,712
All Other	(133,124)	(192,316)	(145,155)

Total Consolidated Income before Provision for Income taxes	$23,270	$82,977	$150,738

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

        For the years ended December 31, 2009, 2008, and 2007, the U.K. is the only individual foreign country that accounts for 10% or more of the total sales and total long-lived assets. Information regarding revenue for the years ended December 31, 2009, 2008, and 2007, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2009 and 2008 are as follows:

	For the year ended December 31,
	2009	2008	2007
Revenues:
United States	$327,524	$375,928	$408,348
United Kingdom	340,641	436,449	380,330
Other	150,542	203,126	181,863

Total	$818,707	$1,015,503	$970,541

	As of December 31,
	2009	2008
Long-lived Assets, as defined:
United States	$56,348	$61,648
United Kingdom	14,139	17,824
Other	4,489	5,709

Total	$74,976	$85,181

        Revenues are attributed to geographic areas based on the location of the Company's relevant subsidiaries. Certain reclassifications have been made to the 2007 geographic revenues to conform to current presentations.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

20. OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2009	2008	2007
Foreign currency translation adjustment
Before Tax Amount	$2,642	$(7,711)	$(314)
Tax Expense (Benefit)	(1,136)	3,356	164

After Tax Amount	$1,506	$(4,355)	$(150)

Unrealized (loss) gain on available-for-sale securities
Before Tax Amount	$750	$(272)	$107
Tax Expense (Benefit)	(185)	64	(32)

After Tax Amount	$565	$(208)	$75

        The Company did not reclassify any amounts out of other comprehensive income into the consolidated statements of income for the three years ended December 31, 2009.

21. SUBSEQUENT EVENTS

        In February 2010, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 29, 2010 to shareholders of record on March 15, 2010.

        On February 28, 2010, the Company completed an acquisition of 40% of the outstanding membership interests of an independent brokerage firm with a proprietary trading platform. The aggregate purchase price was comprised of $8,000 in cash and 414,938 shares of restricted stock. $6,000 of the cash portion of the purchase price was retained by the target for working capital. This investment will be accounted for under the equity method. Additionally, the Company has committed to purchase the remaining membership interests in increments of 20% over the next 3 years, subject to customary closing conditions. The purchase price for the remaining membership interests will be paid in cash and established by a formula based on the target's future results of operations. Included in Other Assets at December 31, 2009 was a note receivable from the target in the amount of $1,000 which was forgiven by the Company and credited against the purchase price described above.

        Subsequent events have been evaluated for disclosure in the notes to the Consolidated Financial Statements through the filing date of this Form 10-K.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and the COSO criteria, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

        The Company's independent registered public accounting firm has audited and issued an attestation report on the registrant's internal control over financial reporting as of December 31, 2009. That report appears on Page 135 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the internal control over financial reporting of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2009 and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2010

Change in Internal Controls

        In addition, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rule 13A-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the 2010 Annual Meeting of Stockholders which we expect will be held on June 10, 2010, and is incorporated herein by reference.

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

        (a)(1) Financial Statements.    See Index to Financial Statements on page 92.

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

Number		Description
3.1	*	Second Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103).
3.1.1	*	Certificate of Amendment to Certificate of Incorporation (Filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K filed on February 29, 2008, File No. 000-51103)
3.2	*	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103)
4.1	*	See Exhibits 3.1, 3.1.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws of the Registrant defining the rights of holders of Common Stock of the Registrant.
4.2	*	Specimen Stock Certificate. (Filed as Exhibit 4.2 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)
10.1	*	Amended and Restated Credit Agreement, dated February 24, 2006, among the Registrant and GFI Holdings Limited, as borrowers, subsidiaries of the Registrant named therein, as guarantors, Bank of America, N.A., as administrative agent, Barclays Bank Plc, as syndication agent, the other lenders party thereto and Bank of America Securities LLC, as sole lead arranger and sole book running manager. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 28, 2006, File No. 000-51103)
10.2	*	Lender Joinder Agreement, dated September 21, 2006, to the Credit Agreement among GFI Group Inc., GFI Holdings Limited, Bank of Montreal and Bank of America, N.A. (Filed as Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2006, File No. 000-51103)
10.3	*	Amended and Restated Domestic Security Agreement, dated February 24, 2006, by the Registrant, GFI Group LLC, GFInet inc., GFI Brokers LLC, Interactive Ventures LLC and Fenics Software Inc. as grantors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K filed on March 24, 2006, File No. 000-51103)
10.4	*	Debenture, dated August 23, 2004, by GFI Holdings Limited and the other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)

Number		Description
10.5	*	Supplemental Indenture, dated February 24, 2006, by GFI Holdings Limited and other subsidiaries named therein, as chargors, in favor of Bank of America, N.A., as administrative agent. (Filed as Exhibit 10.3.2 to the Company's Annual Report on Form 10-K filed on March 24, 2006, File No. 000-51103)
10.6	*	Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch. (Filed as Exhibit 10.4 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)
10.7	*	Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers. (Filed as Exhibit 10.6 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.8	*	2002 Stock Option Plan. (Filed as Exhibit 10.7 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.9	*	2000 Stock Option Plan. (Filed as Exhibit 10.8 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.10	*	GFI Group Occupational Pension Plan. (Filed as Exhibit 10.9 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.11	*	Guardian Trust of GFI Brokers Limited. (Filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1 file don September 17, 2004, File No. 333-116517)
10.12	*	2004 Equity Incentive Plan. (Filed as Exhibit 10.12 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on November 30, 2004, File No. 333-116517)
10.13	*	Senior Executive Annual Bonus Plan. (Filed as Exhibit 10.13 to Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on November 30, 2004, File No. 333-116517)
10.14	*	Employment Agreement, dated as of August 20, 2008, between GFI Group Inc. and Ronald Daniel Levi. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2008, File No. 000-51103)
10.15	*	Employment Agreement, dated March 26, 2007, between GFI Group Inc. and Scott Pintoff (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2007, File No. 000-51103)
10.16	*	Employment Agreement, dated March 26, 2007, between GFI Group Inc. and J. Christopher Giancarlo (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2007, File No. 000-51103)
10.17	*	Employment Agreement, dated April 30, 2007, between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 2, 2007, File No. 000-51103)
10.18	*	Third Amendment to Credit Agreement, dated as of January 29, 2008. (Filed as Exhibit 10.19 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.19	*	Note Purchase Agreement, dated as of January 30, 2008, between the Company and the Purchasers named in Schedule A thereto. (Filed as Exhibit 10.20 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.20	*	Subsidiary Guaranty Agreement, dated as of January 30, 2008, in connection with the Company's 7.17% Senior Notes due January 30, 2013. (Filed as Exhibit 10.21 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)

Number		Description
10.21	*	Domestic Security Agreement, dated as of January 30, 2008, between the Company, the Subsidiary Guarantors and the Collateral Agent. (Filed as Exhibit 10.22 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.22	*	Domestic Pledge Agreement, dated as of January 30, 2008, between the Pledgors and the Collateral Agent. (Filed as Exhibit 10.23 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)
10.23	*	GFI Group Inc. 2008 Equity Incentive Plan (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-51103)
10.24	*	GFI Group Inc. 2008 Senior Annual Bonus Plan (Filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-51103)
10.25		Amendment No. 1 to Disability Agreement, dated December 31, 2008, between GFI Group Inc. and Michael Gooch. (Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.26		Amendment No. 1 to Employment Agreement, dated December 24, 2008, between GFI Group Inc. and James Peers. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.27		Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Colin Heffron. (Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.28		Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Ronald Levi. (Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.29		Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Scott Pintoff. (Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.30		Amendment No. 1 to Employment Agreement, dated December 5, 2008, between GFI Group Inc. and J. Christopher Giancarlo. (Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.31		Amendment No. 2 to Employment Agreement, dated March 30, 2009, between GFI Group Inc. and Ronald Levi (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009, File No. 000-51103)
10.32		Fourth Amendment to Credit Agreement, dated April 28, 2009 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009, File No. 000-51103)
10.33		First Amendment to the GFI Group Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2009, File No. 000-51103)
21.1		List of subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer.
31.2		Certification of Principal Financial Officer.
32.1		Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2		Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2010.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
Name: James A. Peers Title: Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MICHAEL GOOCH Michael Gooch	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 15, 2010
/s/ COLIN HEFFRON Colin Heffron	President and Director	March 15, 2010
/s/ JAMES A. PEERS James A. Peers	Chief Financial Officer (principal financial and accounting officer)	March 15, 2010
/s/ JOHN W. WARD John W. Ward	Director	March 15, 2010
/s/ MARISA CASSONI Marisa Cassoni	Director	March 15, 2010
/s/ FRANK FANZILLI, JR. Frank Fanzilli, Jr.	Director	March 15, 2010
/s/ RICHARD W. P. MAGEE Richard W. P. Magee	Director	March 15, 2010

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the consolidated financial statements of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 15, 2010; such consolidated financial statements and reports are included in this 2009 Annual Report on Form 10-K. Our audits also included Schedule I listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2010

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2009 AND 2008

(In thousands, except share and per share data)

	December 31
	2009	2008
Assets:
Cash and cash equivalents	$8,153	$133
Investments in subsidiaries, equity basis	296,037	272,029
Advances to subsidiaries	344,099	422,129
Other assets	13,361	10,085

Total assets	$661,650	$704,376

Liabilities and Stockholders' Equity:
Short-term borrowings, net	$114,069	$164,328
Long-term obligations, net	59,619	59,495
Other liabilities	3,860	3,590

Total liabilities	177,548	227,413
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 120,860,100 and 119,517,720 shares outstanding at December 31, 2009 and 2008, respectively	1,209	1,195
Additional paid in capital(1)	296,430	279,656
Retained earnings	212,059	219,354
Treasury stock, 2,433,527 and 996,236 common shares at cost at December 31, 2009 and 2008, respectively	(22,901)	(18,476)
Accumulated other comprehensive loss	(2,695)	(4,766)

Total Stockholders' Equity	484,102	476,963

Total liabilities and stockholders' equity	$661,650	$704,376

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to condensed financial statements.

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
REVENUES:
Interest income	$5	$147	$247
EXPENSES:
Interest expense	9,567	11,195	3,999
Other expenses	1,359	1,224	601

Total expenses	10,926	12,419	4,600

LOSS BEFORE BENEFIT FROM INCOME TAXES AND EQUITY IN EARNINGS OF SUBSIDIARIES	(10,921)	(12,272)	(4,353)
BENEFIT FROM INCOME TAXES	3,276	4,419	1,614

LOSS BEFORE EQUITY IN EARNINGS OF SUBSIDIARIES	(7,645)	(7,853)	(2,739)
Equity in earnings of subsidiaries, net of tax	23,933	60,959	97,597

NET INCOME	$16,288	$53,106	$94,858

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation adjustments, net of tax	1,506	(4,355)	(150)
Unrealized gain on available-for-sale security	565	(208)	75

COMPREHENSIVE INCOME	$18,359	$48,543	$94,783

See notes to condensed financial statements.

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities
Net income	$16,288	$53,106	$94,858
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(23,933)	(60,959)	(97,597)
Amortization of loan fees	742	416	224
Deferred compensation	408	493	330
Changes in operating assets and liabilities:
Other assets	(3,276)	(4,407)	474
Other liabilities	272	2,419	(564)

Cash used in operating activities	(9,499)	(8,932)	(2,275)

Investments in subsidiaries	1,996	49,030	(7,464)
Receipts from (advances to) subsidiaries	94,292	(169,566)	6,987

Cash flows provided by (used in) investing activities	96,288	(120,536)	(477)

Repayments of short-term borrowings	(50,000)	(174,500)	(57,300)
Proceeds from short-term borrowings	—	283,500	35,300
Proceeds from issuance of long-term obligations	—	60,000	—
Repurchases of common stock	(4,425)	(11,400)	(7,076)
Cash dividend paid	(23,583)	(30,036)	—
Payment of loan fees	(831)	(883)	—
Proceeds from exercise of stock options	70	578	8,383

Cash flows (used in) provided by financing activities	(78,769)	127,259	(20,693)

Increase (decrease) in cash and cash equivalents	8,020	(2,209)	(23,445)
Cash and cash equivalents, beginning of year	133	2,342	25,787

Cash and cash equivalents, end of year	$8,153	$133	$2,342

See notes to condensed financial statements.

GFI GROUP INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

1. BASIS OF PRESENTATION

        The accompanying condensed financial statements (the "Parent Company Financial Statements"), including the notes thereto, should be read in conjunction with the consolidated financial statements of GFI Group Inc. and subsidiaries ("the Company") and the notes thereto.

        The Parent Company Financial Statements for the years ended December 31, 2009, 2008 and 2007 are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

3. INVESTMENTS IN SUBSIDIARIES

        GFI Group Inc. received dividends of $0 and $48,527 from its subsidiaries during the years ended December 31, 2009 and 2008, respectively. The dividends were reflected as a return on investments in subsidiaries.

4. ADVANCES TO SUBSIDIARIES

        As of December 31, 2009 and 2008, GFI Group Inc. had receivables from subsidiaries of $344,099 and $422,129 related primarily to the allocation of funds received, from notes payable and the issuance of equity securities, to subsidiaries to fund working capital.

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

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The Senior Notes include financial and other covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At December 31, 2009, the Senior Notes were recorded net of deferred financing costs of $381 and the Company was in compliance with all applicable covenants.

        In April 2009, the Company amended the terms of its credit agreement with Bank of America, N.A. and certain other lenders (the "Credit Agreement"). The Credit Agreement, as amended, reduced the maximum borrowings from $265,000 to $175,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011. Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At December 31, 2009, the applicable margin was 2.5% and the one-month LIBOR was 0.2%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company's subsidiaries. The Credit Agreement provides for the Senior Notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

        The Company had outstanding borrowings under its Credit Agreement as of December 31, 2009 and 2008 as follows:

	As of December 31,
	2009	2008
Loan Available(1)	$175,000	$265,000
Loans Outstanding	$115,000	$165,000
Letters of Credit Outstanding	$7,172	$7,172

(1)
Amounts available include up to $50,000 for letters of credit as of December 31, 2009 and 2008.

        At December 31, 2009 and 2008, short-term borrowings under the Credit Agreement were recorded net of unamortized loan fees of $931 and $672 for years ended December 31, 2009 and 2008, respectively. In addition, the Company guarantees borrowings under the Credit Agreement made by certain of its subsidiaries. As of December 31, 2009 and 2008, there were no borrowings outstanding by a subsidiary subject to such guarantee.

        The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2009 and 2008, respectively.

        In certain previous periods' financial statements, we referred to short-term borrowings under our Credit Agreement as Notes Payable on our Condensed Statements of Financial Condition and

GFI GROUP INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

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

        Based on currently available information, the outcome of the Company's outstanding matters are not expected to have a material adverse impact on the Company's financial position. However, the outcome of any such matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of the Company's outstanding matters will not significantly exceed any reserves accrued by the Company.

7. SUBSEQUENT EVENTS

        In February 2010, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 29, 2010 to shareholders of record on March 15, 2010.

        On February 28, 2010, the Company completed an acquisition of 40% of the outstanding membership interests of an independent brokerage firm with a proprietary trading platform. The aggregate purchase price was comprised of $8,000 in cash and 414,938 shares of restricted stock. $6,000 of the cash portion of the purchase price was retained by the target for working capital. This investment will be accounted for under the equity method. Additionally, the Company has committed to purchase the remaining membership interests in increments of 20% over the next 3 years subject to customary closing conditions. The purchase price for the remaining membership interests will be paid in cash and established by a formula based on the target's future results of operations. At completion of the acquisition, a note receivable from the target in the amount of $1,000 was forgiven by the Company and credited against the purchase price described above.

        Subsequent events have been evaluated for disclosure in the notes to the Condensed Financial Statements through the filing date of this Form 10-K.

Schedule II

GFI GROUP INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost/ Expense	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2009	$3,854	$3,617	$214	$(3,586)	$4,099
Year ended December 31, 2008	4,173	208	122	(649)	3,854
Year ended December 31, 2007	3,547	1,751	5	(1,130)	4,173

(a)
For all periods it includes the effects for exchange rate changes.

(b)
Net adjustments to the reserve accounts for write-offs and credits issued during the years.

II-1