Form 10-Q
period 2010-03-31
GFI Group Inc.
filed 2010-05-10
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The number of shares of registrant’s common stock outstanding on April 30, 2010 was 119,606,373.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$310,426	$342,379
Deposits with clearing organizations	13,043	11,065
Commissions receivable, net of allowance for doubtful accounts of $2,658 and $4,099 at March 31, 2010 and December 31, 2009, respectively	98,643	87,354
Receivables from brokers, dealers and clearing organizations	214,926	87,737
Property, equipment and leasehold improvements, net of depreciation and amortization of $114,500 and $108,902 at March 31, 2010 and December 31, 2009, respectively	63,767	65,334
Goodwill	210,758	210,758
Intangible assets, net	38,726	40,123
Other assets	121,116	107,344
TOTAL ASSETS	$1,071,405	$952,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$66,057	$106,286
Accounts payable and accrued expenses	42,503	48,845
Payables to brokers, dealers and clearing organizations	184,855	68,131
Short-term borrowings, net	114,250	114,069
Long-term obligations, net	59,650	59,619
Other liabilities	108,709	71,042
Total Liabilities	$576,024	$467,992
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 122,308,874 and 120,860,100 shares issued at March 31, 2010 and December 31, 2009, respectively	1,223	1,209
Additional paid in capital	301,002	296,430
Retained earnings	219,507	212,059
Treasury stock, 2,433,527 common shares at cost, at March 31, 2010 and December 31, 2009	(22,901)	(22,901)
Accumulated other comprehensive loss	(3,450)	(2,695)
Total Stockholders’ Equity	495,381	484,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,071,405	$952,094

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Brokerage revenues:
Agency commissions	$143,830	$125,399
Principal transactions	60,296	72,215
Total brokerage revenues	204,126	197,614
Software, analytics and market data	14,900	13,052
Interest income	240	497
Other income	1,509	5,072
Total revenues	220,775	216,235
EXPENSES:
Compensation and employee benefits	144,663	145,548
Communications and market data	11,886	11,498
Travel and promotion	8,893	7,480
Rent and occupancy(1)	5,431	4,734
Depreciation and amortization	8,184	7,839
Professional fees	6,597	5,091
Clearing fees	7,424	8,107
Interest	2,575	2,469
Other expenses(1)	5,008	5,344
Total expenses	200,661	198,110
INCOME BEFORE PROVISION FOR INCOME TAXES	20,114	18,125
PROVISION FOR INCOME TAXES	6,738	6,525
NET INCOME	$13,376	$11,600
EARNINGS PER SHARE
Basic	$0.11	$0.10
Diluted	$0.11	$0.10
WEIGHTED AVERAGE SHARES OUSTANDING
Basic	118,606,954	118,364,233
Diluted	122,861,743	120,400,536

(1) As adjusted — see Note 2

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2009
NET INCOME	$13,376	$11,600
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	(412)	(467)
Unrealized (loss) gain on available-for-sale securities, net of tax	(341)	(402)
COMPREHENSIVE INCOME	$12,623	$10,731

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,376	$11,600
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,129	7,839
Amortization of loan fees	231	137
Provision for doubtful accounts	83	1,760
Deferred compensation	6,784	5,752
Provision for (benefit from) deferred taxes	340	5,909
(Gains) losses on foreign exchange derivative contracts	(3,079)	(8,667)
(Gains) losses from equity method investments	(103)	(670)
Tax expense (benefit) related to share-based compensation	348	1,371
Other non-cash charges, net	(23)	(56)
(Increase) decrease in operating assets:
Deposits with clearing organizations	(1,978)	156
Commissions receivable	(11,372)	(1,599)
Receivables from brokers, dealers and clearing organizations	(127,189)	(87,045)
Other assets	(9,035)	3,926
(Decrease) increase in operating liabilities:
Accrued compensation	(40,230)	(41,304)
Accounts payable and accrued expenses	(6,343)	1,079
Payables to brokers, dealers and clearing organizations	116,724	86,368
Other liabilities	39,412	13,096
Cash used in operating activities	(13,925)	(348)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from notes receivable	1,000	—
Proceeds from other investments	—	1,982
Purchases of other investments	(8,338)	(211)
Purchase of property, equipment and leasehold improvements	(3,859)	(4,525)
Net payments on foreign exchange derivative contracts	3,736	(2,613)
Cash used in investing activities	(7,461)	(5,367)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	—	(4,000)
Repurchases of common stock	—	(2,582)
Cash dividends paid	(5,928)	(5,883)
Payment of loan fees	—	(47)
Proceeds from exercise of stock options	471	—
Cash paid for taxes on vested restricted stock units	(4,632)	(777)
Tax (expense) benefit related to share-based compensation	(348)	(1,371)
Cash used in financing activities	(10,437)	(14,660)
Effects of exchange rate changes on cash and cash equivalents	(130)	(892)
DECREASE IN CASH AND CASH EQUIVALENTS	(31,953)	(21,267)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,379	342,375
CASH AND CASH EQUIVALENTS, END OF PERIOD	$310,426	$321,108

SUPPLEMENTAL DISCLOSURE:
Interest paid	$3,556	$3,763
Income taxes paid, net of refunds	$(1,023)	$2,841

Non-Cash Investing Activity:

During the three months ended March 31, 2010, the Company recorded $2,286 within Other assets with respect to the issuance of restricted shares in connection with the investment as described in Note 5.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share amounts)

1.     ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively the “Company”). The Company, through its subsidiaries, provides brokerage services, trading system software and market data and analytical software products to institutional clients in markets for a range of credit, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited (“Fenics”) and Trayport Limited (“Trayport”). As of March 31, 2010, Jersey Partners, Inc. (“JPI”) owns approximately 43% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s condensed consolidated financial statements (unaudited) are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the consolidated financial statements. Management believes that the estimates utilized in the preparation of the consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

All intercompany transactions and balances have been eliminated.

Certain amounts totaling $416 related to insurance expense were previously presented in the “Rent and occupancy” line item in the Condensed Consolidated Statements of Income for the three months ended March 31, 2009 but should have been presented in “Other expenses” in the Condensed Consolidated Statements of Income for this period. This amount has been properly reclassified to “Other expenses” for this period.

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Brokerage Transactions—The Company provides brokerage services to its clients by executing transactions on either an agency or principal transaction basis.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Software, Analytics and Market Data Revenue Recognition—Software revenue consists primarily of fees charged for Trayport electronic trading software, which are typically billed on a subscription basis and is recognized ratably over the term of the subscription period, which ranges from one to five years. Analytics revenue consists primarily of software license fees for Fenics pricing tools which are typically billed on a subscription basis, and is recognized ratably over the term of the subscription period, which is generally three years. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

The Company markets its software, analytics and market data products through its direct sales force and, in some cases, indirectly through resellers. In general, the Company’s license agreements for such products do not provide for a right of return.

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC 350, Intangibles Goodwill and Other (formerly Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets), goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment annually or more frequently if circumstances indicate impairment may have occurred. In the event the Company determines that the value of goodwill has become impaired, it will incur a charge for the amount of impairment during the fiscal quarter in which such determination is made. The Company has selected January 1st as the date to perform the annual impairment test. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

Fair Value of Financial Instruments— In accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) (formerly SFAS No.157, Fair Value Measurements), the Company estimates fair values of financial instruments using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and accordingly, changes in assumptions or in market conditions could adversely affect the estimates.  The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by ASC 820-10.

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

Income Taxes— In accordance with ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes), the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Effective January 1, 2007, the Company adopted ASC 740-10 (formerly Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109). It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in Other income in the Condensed Consolidated Statements of Income.  Net gains resulting from remeasurement of foreign currency transactions and balances for the three months ended March 31, 2010 and 2009 were $2,294 and $5,226, respectively, and are included in Other income.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Share-Based Compensation— The Company’s share-based compensation consists of stock options and restricted stock units (“RSUs”). The Company follows ASC 718, Compensation-Stock Compensation (“ASC 718”) (formerly SFAS No. 123(R), Share-Based Payment), to account for its stock-based compensation. ASC 718 revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under ASC 718, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows.  In recent periods, the only share-based compensation issued by the Company has been RSUs.  The Company records the fair value of the RSUs at the date of grant as deferred compensation and amortizes it to compensation expense over the vesting period of the grants.

Other Income—Included within Other income on the Company’s Condensed Consolidated Statements of Income are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency transactions and balances and gains and losses on certain investments.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, which is now a sub-topic within ASC 855-10 Subsequent Events (“ASC 855-10”). ASC 855-10 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles. ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009, and has been applied prospectively by the Company. In February 2010, the FASB amended ASC 855-10 through the issuance of Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removed the requirement for an SEC filer to disclose a date in both the issued and revised financial statements and was effective upon issuance. See Note 16 for disclosures on Subsequent Events.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require new disclosures including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. ASU 2010-06 provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements and the adoption of ASU 2010-06 with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

3.    RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	March 31, 2010	December 31, 2009
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$194,776	$65,651
Balance receivable from clearing organizations and financial institutions	20,150	22,086
Total	$214,926	$87,737
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$176,932	$67,554
Balance payable to clearing organizations	7,737	—
Payable to financial institutions	186	577
Total	$184,855	$68,131

Substantially all fail to deliver and fail to receive balances at March 31, 2010 and December 31, 2009 have subsequently settled at the contracted amounts.

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

Changes in the carrying amount of the Company’s goodwill for the three months ended March 31, 2010 were as follows:

	Americas Brokerage	EMEA Brokerage	All Other	Total
Balance as of December 31, 2009	$80,249	$1,818	$128,691	$210,758
Goodwill acquired during the period	—	—	—	—
Balance as of March 31, 2010	$80,249	$1,818	$128,691	$210,758

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Based on the results of the annual impairment tests that are required by ASC 350, the Company determined that no impairment of goodwill existed as of January 1, 2010. ASC 350 prescribes a two step process for impairment testing whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit’s book value.  If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that business unit be written down to the value implied by the reporting unit’s recent valuation. The Company will continue to evaluate goodwill on an annual basis as of the beginning of each new fiscal year, and whenever events and changes in circumstances indicate that there may be a potential impairment.  Subsequent to January 1, 2010, no events or changes in circumstances occurred which would indicate any goodwill impairment.

Intangible assets consisted of the following:

	March 31,	December 31,
	2010	2009
Gross intangible assets
Customer base/relationships	$47,292	$47,292
Trade name	7,771	7,771
Core technology	3,230	3,230
Covenants not to compete	3,323	3,323
Favorable lease agreements	620	620
Proprietary knowledge	110	110
Patent	31	31
Total gross intangible assets	62,377	62,377
Accumulated amortization	(23,651)	(22,254)
Net intangible assets	$38,726	$40,123

Amortization expense for the three months ended March 31, 2010 and 2009 was $1,397 and $1,373, respectively.

At March 31, 2010, expected amortization expense for the definite lived intangible assets is as follows:

2010 (remaining nine months)	$4,187
2011	5,378
2012	4,218
2013	2,876
2014	2,792
Total	$19,451

5.    OTHER ASSETS

On February 28, 2010, the Company completed an acquisition of 40% of the outstanding membership interests of an independent brokerage firm with a proprietary trading platform. The aggregate purchase price was comprised of $8,000 in cash and 414,938 shares of restricted stock. $6,000 of the cash portion of the purchase price was retained by the target for working capital. This investment is included within Other assets and accounted for under the equity method. Additionally, the Company has committed to purchase the remaining membership interests in increments of 20% over the next 3 years, subject to customary closing conditions. The purchase price for the remaining membership interests will be paid in cash and established by a formula based on the target’s future results of operations. Included in Other assets at December 31, 2009 was a note receivable from the target in the amount of $1,000 which was forgiven by the Company and credited against the purchase price described above at closing.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

6.    SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

In January 2008, pursuant to a note purchase agreement with certain institutional investors (the “2008 Note Purchase Agreement”), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the “Senior Notes”) in a private placement.  The Senior Notes currently bear interest at 8.17%, including a premium of 100 basis points due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers of these securities pursuant to generally applicable insurance regulations for U.S. insurance companies. The premium interest will cease to accrue if the risk based capital factor attributed to the Senior Notes is subsequently reduced.  Interest is payable semi-annually in arrears on the 30th of January and July.  The Company’s obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company’s subsidiaries.  The 2008 Note Purchase Agreement includes operational covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.  At March 31, 2010, the Senior Notes were recorded net of deferred financing costs of $350 and the Company was in compliance with all applicable covenants at March 31, 2010 and December 31, 2009.

The Company maintains a credit agreement with Bank of America, N.A. and certain other lenders (as amended, the “Credit Agreement”). The Credit Agreement provides for maximum borrowings of $175,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011.  Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At March 31, 2010, the applicable margin was 2.5% and the one-month LIBOR was 0.2%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company’s subsidiaries. The Credit Agreement provides for the Senior Notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

The Company had outstanding borrowings under its Credit Agreement as of March 31, 2010 and December 31, 2009 as follows:

	March 31,	December 31,
	2010	2009
Loan Available (1)	$175,000	$175,000
Loans Outstanding	$115,000	$115,000
Letters of Credit Outstanding	$7,172	$7,172

(1)                                  Amounts available include up to $50,000 for letters of credit as of March 31, 2010 and December 31, 2009.

The Company’s commitments for outstanding letters of credit relate to potential collateral requirements associated with our matched principal business.  Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

The weighted average interest rate of the outstanding loans was 2.73% at March 31, 2010 and December 31, 2009.  At March 31, 2010 and December 31, 2009, short-term borrowings under the Credit Agreement were recorded net of unamortized loan fees of $750 and $931, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at March 31, 2010 and December 31, 2009, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

7.    STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year.  During the three months ended March 31, 2010, the Company did not repurchase any shares of its common stock.  During the three months ended March 31, 2009, the Company repurchased 1,006,622 shares of its common stock on the open market at an average price of $2.54 per share and for a total cost of $2,582, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

On March 29, 2010 and March 31, 2009, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividend, totaled $5,928 and $5,883, respectively.  The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

8.    EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Basic earnings per share
Net income	$13,376	$11,600
Weighted average common shares outstanding	118,606,954	118,364,233
Basic earnings per share	$0.11	$0.10

Diluted earnings per share
Net income applicable to stockholders	$13,376	$11,600
Weighted average common shares outstanding	118,606,954	118,364,233
Effect of dilutive shares:
Options, RSUs and Restricted stock	4,254,790	2,036,303
Weighted average shares outstanding and common stock equivalents	122,861,744	120,400,536
Diluted earnings per share	$0.11	$0.10

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following:  1,944,074 RSUs and 14,836 stock options for the three months ended March 31, 2010 and 3,386,812 RSUs and 208,820 stock options for the three months ended March 31, 2009.

9.    SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company’s stockholders on June 11, 2008, and amended by the Company’s stockholders on June 11, 2009 (as amended, the “2008 Equity Incentive Plan”).  Prior to June 11, 2008, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan.  As of March 31, 2010, there were 2,946,241 shares of our common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally three years.

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the three months ended March 31, 2010:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2009	10,208,185	$5.57
Granted	4,799,284	5.64
Vested	(2,103,661)	6.11
Cancelled	(99,953)	5.23
Outstanding March 31, 2010	12,803,855	$5.51

The weighted average grant-date fair value of RSUs granted for the three months ended March 31, 2010 was $5.64 per unit, compared with $3.13 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended March 31,
	2010	2009
Compensation expense	$6,766	$5,752
Income tax benefits	$2,267	$2,071

At March 31, 2010, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $62,243 and is expected to be recognized over a weighted-average period of 2.12 years. The total fair value of RSUs vested during the three months ended March 31, 2010 and 2009 was $12,853 and $9,880, respectively.

As of March 31, 2010, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of stock option transactions during the three months ended March 31, 2010:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2009	641,436	$3.31	313,572	$3.19
Exercised	(30,420)	2.97	(159,132)	2.42
Outstanding March 31, 2010	611,016	$3.33	154,440	$3.98

During the three months ended March 31, 2009, there were no exercises or cancellations under the GFI Group 2002 Plan or the GFInet 2000 Plan.

10.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of March 31, 2010, the Company had total purchase commitments for market data of approximately $22,647 with $16,444 due within the next twelve months and $6,203 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $1,626, primarily related to network implementations in the U.K, and $899 for hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $1,354 and fees for hosting and software licensing agreements of approximately $447 are due within the next twelve months.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Based on currently available information, the outcome of the Company’s outstanding matters are not expected to have a material adverse impact on the Company’s financial position. However, the outcome of any such matters may be material to the Company’s results of operations or cash flows in a given period. It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of the Company’s outstanding matters will not significantly exceed any reserves accrued by the Company.

Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for third parties. Revenues for these services are transaction based. As a result, the Company’s revenues vary based upon, among other things, the volume of transactions in various securities, commodities, foreign exchange and derivative markets in which the Company provides services.

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

11.    FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 16—Financial Instruments with Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2009 Form 10-K.  There have been no material changes to our off-balance sheet risk during the three months ended March 31, 2010.

12.    FINANCIAL INSTRUMENTS

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value.  Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations. These receivables and payables are short-term in nature, and following March 31, 2010, substantially all receivables and payables have settled at the contracted amounts.  The Company’s marketable equity securities are recorded at fair value based on their quoted market price.  The Company’s investments accounted for under the cost and equity methods are in companies that are not publicly traded and for which no established market for their securities exists.  The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The Company’s debt obligations are carried at historical amounts.  The fair value of the Company’s Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was approximately $63,638 at March 31, 2010.  The fair value of the Company’s short-term borrowings outstanding under the Credit Agreement approximated the carrying value at March 31, 2010 and December 31, 2009.

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

•                  Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps), and

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.  As of and for the three months ended March 31, 2010 and for the year ended December 31, 2009, the Company did not have any Level 3 financial assets or liabilities.

Valuation Techniques

The Company uses the following valuation techniques in valuing the financial instruments at March 31, 2010 and December 31, 2009:

The Company has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale securities and reported at fair value at March 31, 2010 and December 31, 2009.  To the extent that the values of the Company’s trading and available-for-sale marketable securities are based on quoted market prices in active markets, these securities were categorized as Level 1.

Fair value of the Company’s foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts and management’s own calculations and analyses.  At March 31, 2010 and December 31, 2009, the Company’s foreign exchange derivative contracts have been categorized in Level 2.

The fair value of trading securities owned as a result of matched principal transactions and principal trading business is estimated using either (i) recently executed transactions and market price quotations, which trading securities are primarily categorized as Level 1, or (ii) a modified Black Scholes model using observable market inputs, which trading securities are categorized as Level 2.

Financial Assets and Liabilities Measured at Fair Value on a recurring basis as of March 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Balance at March 31, 2010
Assets:
Equity securities	$4,354	$154	$4,508
Corporate bonds	—	2,083	2,083
Foreign government bonds	2,038	—	2,038
Foreign exchange derivative contracts	—	347	347
Commodity derivative contracts	178	69	247
Liabilities:
Equity securities	$38	$—	$38
Foreign exchange derivative contracts	—	990	990
Commodity derivative contracts	164	—	164

The Company’s financial instruments at fair value are included within Other assets and Other liabilities with the exception of long and short futures contracts of $178 and $164, which are included within Receivables from and Payables to brokers, dealers and clearing organizations, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Financial Assets and Liabilities Measured at Fair Value on a recurring basis as of December 31, 2009:

	Quoted Prices in	Significant Other
	Active Markets for	Observable	Balance at
	Identical Assets	Inputs	December 31,
	(Level 1)	(Level 2)	2009
Included within Other assets:
Equity securities	$5,110	$154	$5,264
Corporate bonds	—	3,152	3,152
Foreign exchange derivative contracts	—	818	818

Included within Other liabilities:
Foreign exchange derivative contracts	$—	$804	$804

Derivative Financial Instruments

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts.  For the three months ended March 31, 2010 and year ended December 31, 2009, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”) (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended). Contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in other income in the Condensed Consolidated Statements of Income.

The Company provides brokerage services to its customers for exchange traded and over-the-counter derivative products, which include futures, forwards and options contracts.  The Company may enter into principal transactions for exchange traded and over-the-counter derivative products to facilitate customer trading activities or to engage in principal trading for the Company’s own account.

The Company monitors market risk exposure from its matched principal business and principal trading business by regularly monitoring its concentration of market risk to financial instruments, countries or counterparties and regularly monitoring trades that have not settled within prescribed settlement periods or volume thresholds.  Additionally, market risks are monitored and mitigated by the use of the Company’s proprietary, electronic risk monitoring system, which provides daily credit reports in each of the Company’s geographic regions that analyze credit concentration and facilitates the regular monitoring of transactions against key risk indicators.

For certain derivative contracts, the Company has entered into agreements with counterparties that allow for netting.  The Company reports these derivative contracts on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Fair values of derivative contracts included within the Condensed Consolidated Statements of Financial Condition as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments under ASC 815-10
Foreign Exchange Contracts (1)	$7,833	$8,468
Commodity Contracts (2)	$374	$291

(1)     Included within Other assets and Other liabilities.

(2)     Included within Receivables from brokers, dealers and clearing organizations, Other assets, Payables to brokers, dealers and clearing organizations and Other liabilities.

As of March 31, 2010, the Company had outstanding forward foreign exchange contracts with a combined notional value of $83,756.  Approximately $54,036 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at March 31, 2010.  The remaining contracts are hedges of anticipated future cash flows. In addition, the Company had outstanding long and short foreign exchange spot and options contracts of approximately $947,368 and approximately $947,368, respectively.

As of March 31, 2010, the Company had outstanding long and short futures and forwards commodity contracts with notional values of approximately $68,181 and approximately $68,227, respectively.

	December 31, 2009
	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments under ASC 815-10
Foreign Exchange Contracts (1)	$818	$804

(1)     Included within Other assets and Other liabilities.

As of December 31, 2009, the Company had outstanding forward foreign exchange contracts with a combined notional value of approximately $126,251.  Approximately $64,422 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at December 31, 2009.  The remaining contracts are hedges of anticipated future cash flows.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009:

		Amount of Gain or (Loss)
		Recognized in Income on
	Location of Gain (Loss)	Derivatives
	Recognized in Income	For the Three Months Ended
	on Derivatives	2010	2009
Derivatives not designated as hedging instruments under ASC 815-10
Foreign Exchange Contracts	(1)	$3,181	$8,667
Commodity Contracts	Principal transactions	1,140	—

(1) For the three months ended March 31, 2010, approximately $3,079 of gains on foreign exchange derivative contracts were included within Other income and approximately $102 of gains on foreign currency options were included within Principal transactions.  For the three months ended March 31, 2009, the entire gain was related to foreign exchange derivative contracts and was included within Other income.

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

The following table sets forth information about the minimum net capital that certain of the Company’s subsidiaries were required to maintain as of March 31, 2010:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Net Capital	$27,340	$106,549	$59,058	$2,896
Minimum Net Capital required	250	35,070	27,247	386
Excess Net Capital	$27,090	$71,479	$31,811	$2,510

In addition to the minimum net capital requirements outlined above, certain of the Company’s subsidiaries are subject to additional regulatory requirements.

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (approximately $535), as defined under the FIEL.  In addition, GFI Securities Limited’s Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth, including “brought-in” capital, exceed a ratio of 120.0% of the risk equivalent amount including relevant expenditure.  At March 31, 2010, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements.

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $644). At March 31, 2010, GFI (HK) Brokers Ltd. had stockholders’ equity of 20,227 Hong Kong dollars (or approximately $2,605), which exceeded the minimum requirement by 15,227 Hong Kong dollars (or approximately $1,961).

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore (“MAS”), which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,144), measured annually.   At December 31, 2009, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 14,464 Singapore dollars (or approximately $10,295).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder.  As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,419). At March 31, 2010, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won.

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. The Company’s regulated subsidiaries were in compliance with all minimum net capital requirements as of March 31, 2010.

14.    SEGMENT AND GEOGRAPHIC INFORMATION

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Revenues:
Americas Brokerage	$77,836	$89,912
EMEA Brokerage	107,882	93,307
Asia Brokerage	18,848	14,783
All Other	16,209	18,233
Total Consolidated Revenues	$220,775	$216,235

Interest Revenue:
Americas Brokerage	$—	$—
EMEA Brokerage	—	—
Asia Brokerage	—	—
All Other	240	497
Total Consolidated Interest Revenues	$240	$497

Interest Expense:
Americas Brokerage	$—	$9
EMEA Brokerage	103	166
Asia Brokerage	16	2
All Other	2,456	2,292
Total Consolidated Interest Expense	$2,575	$2,469

Depreciation and Amortization:
Americas Brokerage	$—	$—
EMEA Brokerage	—	—
Asia Brokerage	—	—
All Other	8,184	7,839
Total Consolidated Depreciation and Amortization	$8,184	$7,839

Income before Provision for Income Taxes:
Americas Brokerage	$18,117	$21,122
EMEA Brokerage	37,051	30,113
Asia Brokerage	4,299	(1,886)
All Other	(39,353)	(31,224)
Total Consolidated Income before Provision for Income taxes	$20,114	$18,125

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Geographic information regarding revenues for the three months ended March 31, 2010 and 2009, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in each geographic area as of March 31, 2010 and December 31, 2009, respectively, are as follows:

	Three Months Ended March 31,
	2010	2009
Revenues:
United States	$77,653	$90,541
United Kingdom	101,722	87,389
Other	41,400	38,305
Total	$220,775	$216,235

	March 31, 2010	December 31, 2009
Long-lived Assets, as defined:
United States	$55,080	$56,348
United Kingdom	13,607	14,139
Other	3,985	4,489
Total	$72,672	$74,976

Revenues are attributed to geographic areas based on the location of the Company’s relevant subsidiary.

15.    OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2010	2009
Unrealized (loss) gain on available-for-sale securities
Before Tax Amount	$(474)	$(559)
Tax Benefit	133	157
After Tax Amount	$(341)	$(402)
Foreign currency translation adjustment
Before Tax Amount	$(708)	$(822)
Tax Benefit	296	355
After Tax Amount	$(412)	$(467)

16.    SUBSEQUENT EVENTS

In April 2010, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on May 28, 2010 to shareholders of record on May 14, 2010.

Subsequent events have been evaluated for recording and disclosure in the notes to the Condensed Consolidated Financial Statements through the filing date of this Form 10Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2009, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated March 15, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
May 10, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•                  the risks and other factors described under the heading “Risk Factors” and elsewhere in our 2009 Form 10-K;

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

•                  the extensive regulation of the Company’s business, changes in laws and regulations governing our business and operations or permissible activities and our ability to comply with such laws and regulations;

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

Market Volatility and General Business Environment

As a general rule, our business typically benefits from volatility in the markets that we serve, as periods of increased volatility often coincide with more robust trading by our clients and a higher volume of transactions.  However, periods of extreme volatility may result in significant market dislocations that can also lead certain clients to reduce their trading activity.

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the first quarter of 2010, many of the markets in which we operate experienced lower volatility than in the first quarter of 2009, although there was increased volatility later in the first quarter due to sovereign debt concerns.  Despite the lower volatility, the overall business environment was better than the first quarter of 2009 as many of the markets in which we provide our services stabilized, the credit and equity markets continued to rebound from the global recession during the quarter and many areas of the global economy, and the financial sector in particular, continued to improve. The combination of these and other factors led to brokerage revenues being up slightly year-over-year.

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

The International Swaps and Derivatives Association (“ISDA”) released its Year-End 2009 Market Survey in April 2010 detailing growth in global notional amounts outstanding in various over-the-counter markets.  Notional amounts outstanding included new transactions and those from previous periods.  The ISDA statistics indicated that there was a decline in the notional amounts outstanding for many derivative categories over the previous year-end and mid-year results, including credit default swaps, which were down 21% year over year and 3% sequentially, and equity derivatives, which were down 23% year over year and sequentially.  ISDA attributed the declines in credit default swaps to the industry’s steady progress in such areas as electronic processing, portfolio compression and collateralized portfolio reconciliation.  Interest rate derivatives grew 6.0% year over year and 3% sequentially.  ISDA noted that the level of interest rate derivatives outstanding reflected the industry’s focus on reducing the amounts of their swap portfolios, even as new trading activity remained solid.

Many OTC derivatives products trended toward lower trading volumes in 2009 as market participants deployed less trading capital due to investor redemptions and reduced borrowing capacity.  Evidence of this trend was seen in the reduced transaction volumes of certain products traded on futures exchanges.  However, as the economy and markets continued to recover, the year-over-year comparisons have returned to growth in many cases.  In the first quarter of 2010, the CME Group, Inc. (“CME”), reported 12% and 6% increases in average daily volumes, overall and in energy (including CME ClearPort), respectively.  IntercontinentalExchange, Inc. (“ICE”) reported a 28% increase in futures average daily volumes and a 27% increase in OTC energy average daily commissions year over year.  Revenues from ICE’s credit default swap (CDS) trade execution, processing and clearing were up 9% from the first quarter of 2009.

In addition, newer products and our expansion into growing markets and new geographical areas have historically contributed to the growth in our brokerage revenues. For example, we have also recently invested in new businesses in commodity products such as ethanol, soft and agricultural commodities in the U.S. and natural gas and iron ore in the U.K.  Additionally, we have expanded into Latin America and the Middle East in the past several years which has contributed to our growth year over year.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the first quarter of 2010.  The consolidation and personnel layoffs by dealers, hedge funds and other market participants during the last few years has also led to increased competition to provide brokerage services to a smaller number of market participants in the near term.  However, there were indications in the first quarter of 2010 that trading activity by our customers had increased over prior periods, including activity relating to certain derivative markets.

During the first quarter of 2010, there was a continuing effort to establish new regulations for the global OTC derivatives markets. We believe that the legislative and regulatory proposals for increased transparency, position limits and collateral or capital requirements have caused uncertainty in these markets as market participants await any final regulations. This increased uncertainty in the markets has led investors and banks to commit less capital to many OTC markets. Nevertheless, we are optimistic that the regulatory solutions that are likely to emerge, including centralized clearing, increased transparency, automation and electronic execution, will be generally beneficial to the long-term health of the broader financial markets. The proposed legislation in the U.S. would require certain OTC derivatives to be executed through a registered exchange or “swap execution facility.” We believe that we will be able to qualify as a swap execution facility and we believe that our expertise, technology and scale positions us well to capture any newly created opportunities in these markets.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees.  The following factors had a significant impact on our revenues and employee costs during the three month period ended March 31, 2010:

Our revenues have increased 2.1% to $220.8 million for the three months ended March 31, 2010 from $216.2 million for the three months ended March 31, 2009. The main factors contributing to our revenue increase were:

•                  The stabilization of many of the key markets in which we provide our brokerage services, as well as improved global economic and market conditions in emerging markets and Asia;

•                  Increased trading activity in certain of the financial product and commodity product markets in which we have a leading market share resulted in increased revenues year over year;

•                  Higher share, index and commodity values positively affected our equities and commodities revenues in Europe;

•                  Increased electronic trading activity in Europe and the U.S. on our hybrid brokerage platforms;

•                  Strong performance of our Trayport subsidiary; and

•                  New brokerage desks and new brokers hired across all product categories.

Partially offsetting this increase were several factors adversely affecting our brokerage and other revenues, including:

•                  Narrow credit spreads and decreased equity volatility and trading volumes in the U.S.;

•                  Increased competition in certain cash fixed income markets in the U.S.;

•                  A decrease in realized and unrealized gains of $5.6 million on foreign currency hedges in the first quarter of 2010 compared to the same period in 2009; and

•                  Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits expense remained relatively consistent at $144.7 million for the three months ended March 31, 2010 from $145.5 million for the three months ended March 31, 2009.

Our compensation and employee benefits for all employees have both a fixed and variable component.  Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits.  Within this overall compensation and employee benefits, employment costs of our brokerage personnel are the key component.  Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance.  For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation.  Broker performance bonuses decreased to $64.4 million for the three months ended March 31, 2010 from $66.7 million for the three months ended March 31, 2009.  A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements.  Expenses relating to sign-on bonuses decreased to $7.2 million for the three months ended March 31, 2010 from $10.7 million for the three months ended March 31, 2009, primarily as the result of the $25.5 million charge taken in the fourth quarter of 2009 related to the renegotiation of certain employee contracts.  These sign-on bonuses may be paid in the form of cash, restricted stock units (“RSUs”) or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years.  These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$143,830	$125,399
Principal transactions	60,296	72,215
Total brokerage revenues	204,126	197,614
Software, analytics and market data	14,900	13,052
Interest income	240	497
Other income	1,509	5,072
Total revenues	220,775	216,235
EXPENSES:
Compensation and employee benefits	144,663	145,548
Communications and market data	11,886	11,498
Travel and promotion	8,893	7,480
Rent and occupancy	5,431	4,734
Depreciation and amortization	8,184	7,839
Professional fees	6,597	5,091
Clearing fees	7,424	8,107
Interest	2,575	2,469
Other expenses	5,008	5,344
Total expenses	200,661	198,110
Income before provision for income taxes	20,114	18,125
Provision for income taxes	6,738	6,525
Net income	$13,376	$11,600

The following table sets forth our condensed consolidated results of income as a percentage of our total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	65.1%	58.0%
Principal transactions	27.3	33.4
Total brokerage revenues	92.4%	91.4%
Software, analytics and market data	6.7	6.0
Interest income	0.1	0.2
Other income	0.8	2.4
Total revenues	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	65.5	67.3
Communications and market data	5.4	5.3
Travel and promotion	4.0	3.5
Rent and occupancy	2.5	2.2
Depreciation and amortization	3.7	3.6
Professional fees	3.0	2.4
Clearing fees	3.4	3.7
Interest	1.2	1.1
Other expenses	2.3	2.5
Total expenses	91.0%	91.6%
Income before provision for income taxes	9.0%	8.4%
Provision for income taxes	3.1	3.0
Net income	5.9%	5.4%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net income for the three months ended March 31, 2010 was $13.4 million as compared to net income of $11.6 million for the three months ended March 31, 2009, an increase of $1.8 million or approximately 15.3%. Total revenues increased by $4.6 million, or 2.1%, to $220.8 million for the three months ended March 31, 2010 from $216.2 million for the prior year. Our increased revenues were primarily due to the reasons set forth above under “Financial Overview”.  We also benefited from foreign exchange rates in the first quarter of 2010 to the extent we earned revenues denominated in Euros and the British Pound as these currencies were stronger, on average, relative to the U.S. Dollar than in the first quarter of 2009.  Additionally, we experienced strong growth in our software and analytics product offerings.  Partially offsetting this growth was weakness in the U.S. in equities and cash fixed income. Total expenses increased by $2.6 million, or 1.3%, to $200.7 million for the three months ended March 31, 2010 from $198.1 million for the prior year. Expenses increased primarily because of higher professional fees and travel and promotion expenses.

The following table sets forth the changes in revenues for the three months ended March 31, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
					Increase
	2010	%*	2009	%*	(Decrease)	%**
Revenues
Brokerage revenues:
Credit	$71,484	32.4%	$74,404	34.4%	$(2,920)	(3.9)%
Equity	47,566	21.5	53,394	24.7	(5,828)	(10.9)
Financial	38,110	17.2	31,091	14.4	7,019	22.6
Commodity	46,966	21.3	38,725	17.9	8,241	21.3
Total brokerage revenues	204,126	92.4	197,614	91.4	6,512	3.3
Other revenues	16,649	7.6	18,621	8.6	(1,972)	(10.6)
Total Revenues	$220,775	100.0%	$216,235	100.0%	$4,540	2.1%

*            Denotes % of total revenues

**     Denotes % change in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009

•                  Brokerage Revenues — We offer our brokerage services in four broad product categories: credit, equity, financial and commodity.  Below is a discussion on our brokerage revenues by product category.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) in the first quarter of 2010 was level with that of the comparable period in 2009.

•                  The decrease in credit product brokerage revenues of $2.9 million in 2010 was due to a decline in U.S. cash fixed income revenues partially offset by significant growth in credit derivative revenues.  Narrow credit spreads and increased competition adversely affected our U.S. cash fixed income business, while our credit derivative revenues increased in the U.S. and Europe due to an improved business environment, increased electronic trading on our CreditMatch® platform and heightened volatility from sovereign debt concerns.  Our credit product brokerage personnel headcount increased by 29 to 304 employees at March 31, 2010 from 275 employees at March 31, 2009.

•                  The decrease in equity product brokerage revenues of $5.8 million in 2010 was primarily due to lower revenues in the U.S., which was impacted by lower volatility and trading volumes.  This decrease was partially offset by stronger revenues in Europe aided by higher share and index values as compared to the first quarter of 2009.  Our equity product brokerage personnel headcount increased by 13 to 246 employees at March 31, 2010 from 233 employees at March 31, 2009.

•                  The increase in financial product brokerage revenues of $7.0 million in 2010 was primarily attributable to improved economic conditions and growth in emerging markets and Asia.  Our emerging market foreign exchange and interest rate derivative products exhibited strong growth year-over-year.  Our financial product headcount increased by 9 to 257 employees at March 31, 2010 from 248 employees the previous year.

•                  The increase in commodity product brokerage revenues of $8.2 million in 2010 was primarily attributable to improved economic conditions reflected in higher commodity prices and increased demand for certain commodity products including shipping, electricity and natural gas.  We also benefited from new hires in our energy and commodities product area in the U.S. and Europe. Our commodity product brokerage personnel headcount increased by 1 to 284 employees at March 31, 2010 from 283 employees at March 31, 2009.

•                  Other Revenues

Other revenues is comprised of the following:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Software, analytics and market data	$14,900	$13,052
Remeasurement of foreign currency transactions and balances	(2,294)	(5,226)
Net realized and unrealized gains from foreign currency hedges	3,079	8,667
Interest income	240	497
Other	724	1,631
Total other revenues	$16,649	$18,621

The $2.0 million net decrease in other revenues in the first quarter of 2010 to $16.6 million from $18.6 million in the same period in 2009 was largely related to a $5.6 million decrease in net realized and unrealized gains on foreign currency hedges, which decreased to $3.1 million in the first quarter of 2010 from $8.7 million in the year earlier period.  These hedges of foreign currency assets and current and anticipated foreign currency revenues partially offset a $2.9 million decrease in the remeasurement of the underlying foreign currency balances, as well as the value of anticipated future euro revenues.  Also contributing to the decrease in Other Income in the quarter was a $0.7 million gain that occurred in the first quarter of 2009 related to the exchange of our investment in The Clearing Corporation for an investment in a holding company of ICE Trust.  Our software, analytics and market data revenues grew by $1.8 million, partially offsetting the decreases discussed above.

Expenses

The following table sets forth the changes in expenses for the three months ended March 31, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Three Month Ended
	March 31,				Increase
	2010	%*	2009	%*	(Decrease)	%**
Expenses
Compensation and employee benefits	$144,663	65.5%	$145,548	67.3%	$(885)	(0.6)%
Communications and market data	11,886	5.4	11,498	5.3	388	3.4
Travel and promotion	8,893	4.0	7,480	3.5	1,413	18.9
Rent and occupancy	5,431	2.5	4,734	2.2	697	14.7
Depreciation and amortization	8,184	3.7	7,839	3.6	345	4.4
Professional fees	6,597	3.0	5,091	2.4	1,506	29.6
Clearing fees	7,424	3.4	8,107	3.7	(683)	(8.4)
Interest	2,575	1.2	2,469	1.1	106	4.3
Other expenses	5,008	2.3	5,344	2.5	(336)	(6.3)
Total Expenses	$200,661	91.0%	$198,110	91.6%	$2,551	1.3%

*            Denotes % of total revenues

**     Denotes % change in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009

•                  Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expenses of $0.9 million in the first quarter of 2010 was primarily attributable to lower broker performance bonus and sign-on bonus expense due to our restructuring efforts in 2009, offset partially by higher broker salaries, payroll taxes and benefits from increased broker headcount.

•                  Total compensation and employee benefits as a percentage of total revenues decreased to 65.5% for the three months ended March 31, 2010 as compared to 67.3% for the same period in the prior year. The lower compensation rate was largely the result of a $25.5 million charge related to the renegotiation of certain employee contracts in the fourth quarter of 2009, lowering the amortization of sign-on bonus expense in future periods. Additionally, the first quarter of 2009 included a $3.8 million front and back office restructuring charge.

•                  Bonus expense represented 49.5% and 50.8% of total compensation and employee benefits expense for the three months ended March 31, 2010 and 2009, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 5.8% and 7.6% of total compensation and employee benefits for the three months ended March 31, 2010 and 2009, respectively. This decrease in sign-on bonus expense was primarily due to the renegotiation of certain employment agreements in the fourth quarter of 2009 and the resulting $25.5 million charge.

•                  All Other Expenses

•                  The increase in travel and promotion was primarily attributable to increased broker headcount, increased competition and the improved financial condition of many of our customers.  Travel and promotion, as a percentage of our total brokerage revenues for the three months ended March 31, 2010, increased to 4.4% from 3.8% for the same period from the prior year.

•                  The increase in rent and occupancy of $0.7 million was primarily due to an increase in rent and related costs due to our headcount and geographical expansion.

•                  The decrease in clearing fees was primarily due to the decline in our cash equities and cash fixed income volumes in the U.S.  Clearing fees, as a percentage of our total revenues from principal transactions increased to 12.3% for the three months ended March 31, 2010, from 11.2% for the same period from the prior year.  This increase was primarily due to the change in product mix as our cash fixed income business decreased relative to our cash equities business.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services.  We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions.  Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, clearing fees also includes fees incurred in certain equity transaction executed on an agency basis.

•                  The increase in professional fees of $1.5 million was primarily due to increased legal fees relating to litigation and corporate transactions, as well as consulting and professional fees related to strategic projects.

•                  Our effective tax rate was 33.5% for the three months ended March 31, 2010 as compared to 36.0% for the same period in the prior year. The reduction in the effective tax rate was primarily due to a shift in the geographic mix of our earnings in favor of jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate.

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

The following tables summarize our revenues, expenses and pre-tax income by segment:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Revenues:
Americas Brokerage	$77,836	$89,912
EMEA Brokerage	107,882	93,307
Asia Brokerage	18,848	14,783
All Other	16,209	18,233
Total Consolidated Revenues	$220,775	$216,235

Expenses:
Americas Brokerage	$59,719	$68,790
EMEA Brokerage	70,831	63,194
Asia Brokerage	14,549	16,669
All Other	55,562	49,457
Total Consolidated Interest Revenues	$200,661	$198,110

Pre-tax Income/(Loss):
Americas Brokerage	$18,117	$21,122
EMEA Brokerage	37,051	30,113
Asia Brokerage	4,299	(1,886)
All Other	(39,353)	(31,224)
Total Pre-tax Income	$20,114	$18,125

Segment Results for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

•                  Revenues

•                  Revenues for Americas Brokerage decreased $12.1 million, or 13.4%, to $77.8 million for the three months ended March 31, 2010 from $89.9 million for the three months ended March 31, 2009.  Revenues for EMEA Brokerage increased $14.6 million, or 15.6%, to $107.9 million for the three months ended March 31, 2010 from $93.3 million for the three months ended March 31, 2009. Revenues for Asia Brokerage increased $4.1 million, or 27.5%, to $18.9 million for the three months ended March 31, 2010 from $14.8 million for the three months ended March 31, 2009.  Total revenues for our three brokerage segments increased by $6.6 million, or 3.3%, to $204.6 million for the three months ended March 31, 2010 from $198.0 million for the three months ended March 31, 2009. The increase in revenues was primarily due to increased brokerage revenues in financial and commodity product categories partially offset by decreases in equity and credit product categories resulting from the factors described above under “Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009”.

•                  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other decreased by $2.0 million, or 11.1%, to $16.2 million for the three months ended March 31, 2010 from $18.2 million for the three months ended March 31, 2009.  This decrease was primarily related to $5.6 million decrease in net realized and unrealized gains on foreign currency hedges, which decreased to $3.1 million in the first quarter of 2010 from $8.7 million in the year earlier period.  These hedges of foreign currency assets and current and anticipated foreign currency revenues partially offset a $2.9 million decrease in the remeasurement of the underlying foreign currency balances, as well as the value of anticipated future euro revenues.  Also contributing to the decrease in the quarter was a $0.7 million gain that occurred in first quarter of 2009 related to our investment in The Clearing Corporation. We experienced a $1.8 million increase in software, analytics and market data revenues, partially offsetting the decreases discussed above.

•                  Expenses

•                  Expenses for Americas Brokerage decreased $9.1 million, or 13.2%, to $59.7 million for the three months ended March 31, 2010 from $68.8 million for the three months ended March 31, 2009.  Expenses for EMEA Brokerage increased $7.6 million, or 12.1%, to $70.8 million for the three months ended March 31, 2010 from $63.2 million for the three months ended March 31, 2009.  Expenses for Asia Brokerage decreased $2.1 million, or 12.7%, to $14.6 million for the three months ended March 31, 2010 from $16.7 million for the three months ended March 31, 2009. Total expenses for our three brokerage segments decreased by $3.6 million, or 2.4%, to $145.1 million for the three months ended March 31, 2010 from $148.7 million for the three months ended March 31, 2009.  The decrease was primarily due to a decrease in compensation and employee benefits, clearing fees and other expenses, partially offset by increase in communications and market data and travel and promotion expenses as well as other factors described above under “Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009”.

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

•                  Total expenses for All Other increased by $6.1 million, or 12.3%, to $55.6 million for the three months ended March 31, 2010 from $49.5 million for the three months ended March 31, 2009.  The increase was primarily due to an increase in compensation and employee benefits, travel and promotion and professional fees.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from April 1, 2008 to March 31, 2010. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September	June 30,
	2010	2009	2009	2009	2009	2008	30, 2008	2008
	(dollars in thousands)

Revenues
Brokerage revenues:
Agency commissions	$143,830	$115,043	$119,396	$121,488	$125,399	$143,556	$182,591	$192,074
Principal transactions	60,296	53,608	64,989	79,566	72,215	50,272	43,771	53,532
Total brokerage revenues	204,126	168,651	184,385	201,054	197,614	193,828	226,362	245,606

Software, analytics and market data	14,900	14,649	13,627	13,019	13,052	12,800	14,034	13,157
Interest income	240	148	172	226	497	1,669	2,187	2,078
Other income (loss) (1)	1,509	2,112	(5,938)	10,367	5,072	(12,061)	555	688
Total revenues	220,775	185,560	192,246	224,666	216,235	196,236	243,138	261,529
Expenses
Compensation and employee benefits	144,663	156,053	135,139	146,575	145,548	137,583	176,462	158,730
Communications and market data	11,886	11,864	11,661	11,240	11,498	12,245	12,640	11,744
Travel and promotion	8,893	9,509	8,280	8,550	7,480	8,897	11,845	13,291
Rent and occupancy (2)	5,431	5,343	5,470	4,778	4,734	4,811	14,399	6,176
Depreciation and amortization	8,184	7,959	7,680	8,015	7,839	7,827	7,192	8,449
Professional fees	6,597	4,674	4,508	4,129	5,091	6,081	7,756	7,351
Clearing fees	7,424	6,988	7,153	8,106	8,107	9,706	12,026	10,486
Interest	2,575	2,645	2,769	2,657	2,469	3,993	3,508	3,748
Other expenses (1), (2)	5,008	6,046	5,170	4,366	5,344	5,445	7,887	5,219
Total expenses	200,661	211,081	187,830	198,416	198,110	196,588	253,715	225,194

Income (loss) before income taxes	20,114	(25,521)	4,416	26,250	18,125	(352)	(10,577)	36,335
Provision for (benefit from) income taxes	6,738	(11,070)	1,633	9,894	6,525	(544)	(3,861)	12,687
Net income (loss)	$13,376	$(14,451)	$2,783	$16,356	$11,600	$192	$(6,716)	$23,648

(1) Certain software development contract revenues were previously presented in a line item called “Contract revenue” and have been combined into “Other income (loss)” to conform with the presentation for the three and twelve month periods ended December 31, 2009.  Certain expenses related to these software development contracts were presented as “Contract costs” in the consolidated statements of income and have been combined into “Other expenses” to conform with the presentation for the three and twelve month periods ended December 31, 2009.  The amounts that were combined for the respective revenue and costs for each period presented above were as follows:

	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2009	2008	2008	2008
	(dollars in thousands)
Contract Revenue	$—	$97	$5	$28	$—	$45
Contract Costs	$—	$2	$—	$46	$—	$16

(2) Certain amounts totaling $538, $519 and $416 related to insurance expense were previously presented in the “Rent and occupancy” line item in the consolidated statements of income for the three month periods ended September 30, June 30 and March 31, 2009, respectively, but should have been presented in “Other expenses” in the consolidated statements of income for those periods.  These amounts have been properly reclassified to “Other expenses” for those periods.  Certain amounts totaling $552, $570, and $583 for the three month periods ended December 31, September 30, June 30, 2008, respectively, were also reclassified to conform to current year presentation.

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008

Revenues
Brokerage revenues:
Agency commissions	65.1%	62.0%	62.1%	54.1%	58.0%	73.2%	75.1%	73.4%
Principal transactions	27.3	28.9	33.8	35.4	33.4	25.6	18.0	20.5
Total brokerage revenues	92.4	90.9	95.9	89.5	91.4	98.8	93.1	93.9
Software, analytics and market data	6.7	7.9	7.1	5.8	6.0	6.5	5.8	5.0
Interest income	0.1	0.1	0.1	0.1	0.2	0.9	0.9	0.8
Other income (loss)	0.8	1.1	(3.1)	4.6	2.4	(6.1)	0.2	0.3
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	65.5%	84.1%	70.3%	65.2%	67.3%	70.1%	72.6%	60.7%
Communications and market data	5.4	6.4	6.1	5.0	5.3	6.2	5.2	4.5
Travel and promotion	4.0	5.1	4.3	3.8	3.5	4.5	4.9	5.1
Rent and occupancy	2.5	2.9	2.8	2.1	2.2	2.5	5.9	2.4
Depreciation and amortization	3.7	4.3	4.0	3.6	3.6	4.0	3.0	3.2
Professional fees	3.0	2.5	2.3	1.8	2.4	3.1	3.2	2.8
Clearing fees	3.4	3.8	3.7	3.6	3.7	4.9	4.9	4.0
Interest	1.2	1.4	1.4	1.2	1.1	2.0	1.4	1.4
Other expenses	2.3	3.3	2.7	2.0	2.5	2.8	3.2	2.0
Total expenses	91.0%	113.8%	97.6%	88.3%	91.6%	100.2%	104.4%	86.1%
Income (loss) before income taxes	9.0	(13.8)	2.4	11.7	8.4	(0.2)	(4.4)	13.9
Provision for (benefit from) income taxes	3.1	(6.0)	0.8	4.4	3.0	(0.3)	(1.6)	4.9
Net (loss) income	5.9%	(7.8)%	1.6%	7.3%	5.4%	0.1%	(2.8)%	9.0%

Liquidity and Capital Resources

Net cash used in operating activities was $13.9 million for the three months ended March 31, 2010, compared with $0.3 million used in operating activities for the three months ended March 31, 2009, an increase of $13.6 million.  This increase is, in large part, attributable to an increase in working capital employed in the business of $14.7 million for the three months ended March 31, 2010 relative to the same period in 2009.  The increase in working capital is primarily related to a $9.8 million decrease in the change in net receivables from brokers, dealers and clearing organizations, a decrease in the change in accrued compensation and accounts payable of $6.3 million, an increase of $9.8 million in the change in commissions receivable, an increase in the change in other assets of $13.0 million, and was offset by a $26.3 million increase in the change in other liabilities.  Offsetting the additional working capital deployed in the business was an increase of $1.8 million in our net income, from $11.6 million for the three months ended March 31, 2009 to $13.4 million in the current quarter.  Items which reconcile net income to net cash used in operating activities such as depreciation, amortization of deferred compensation, unrealized foreign currency gains and losses, and other items decreased by $0.7 million as compared to the three months ended March 31, 2009.

Net cash used in investing activities for the three months ended March 31, 2010 was $7.5 million compared to $5.4 million used in the three months ended March 31, 2009. The increase in cash used for investing activities was primarily attributable to an increase in purchases of certain investments, offset by a decrease in payments related to foreign exchange derivative hedge contracts and for capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2010 was $10.4 million, compared to $14.7 million used in financing activities for the three months ended March 31, 2009.  The decrease in cash used in financing activities as compared to the three months ended March 31, 2009 primarily related to a reduction of $4.0 million in repayments of borrowings under our Credit Agreement and a reduction of $2.6 million in repurchases of common stock, offset by a $3.9 million increase in cash paid for taxes on the vesting of RSUs.  See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd. and GFI Korea Money Brokerage Limited. GFI Securities LLC is subject to regulatory capital requirements under the Exchange Act and the Commodity Exchange Act. These subsidiaries are subject to the regulatory capital and compliance requirements described in Note 13 to the Condensed Consolidated Financial Statements.  At March 31, 2010, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements.  See Note 13 to the Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements.  In addition, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business.

It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board.  See Note 7 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

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

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$114,602	$13,062	$21,267	$16,472	$63,801
Short-term borrowings (1)	115,000	115,000	—	—	—
Interest on Long-term obligations	14,706	4,902	9,804	—	—
Long-term obligations	60,000	—	60,000	—	—
Purchase obligations(2)	25,172	18,245	6,914	13	—
Total	$329,480	$151,209	$97,985	$16,485	$63,801

(1)           Amounts listed under Short-term borrowings represent outstanding borrowings under our Credit Agreement and vary from the Short-term borrowings reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees.   See Note 6 to the Condensed Consolidated Financial Statements for further information.

(2)           Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures for the implementation of a redundant data and software application facility and other purchase commitments for capital expenditures, hosting and software licensing agreements.  See Note 10 to our Condensed Consolidated Financial Statements for further discussion of these obligations.

We have unrecognized tax benefits of approximately $8.7 million determined in accordance with ASC 740-10 (formerly Financial Accounting Standards Board Interpretation No. 48, Uncertainty in Income Taxes, an interpretation of SFAS No. 109).  Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all such liabilities which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2010.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our Condensed Consolidated Financial Statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2009 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now a sub-topic within ASC 855-10 Subsequent Events (“ASC 855-10”). ASC 855-10 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles. ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009, and has been applied prospectively by us. In February 2010, the FASB amended ASC 855-10 through the issuance of Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removed the requirement for an SEC filer to disclose a date in both the issued and revised financial statements and was effective upon issuance. See Note 16 for disclosures on Subsequent Events.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require new disclosures including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. ASU 2010-06 provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements and the adoption of ASU 2010-06 with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on our consolidated financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2009 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2010.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the three months ended March 31, 2010.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations.  If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $3.8 million as of March 31, 2010.

ITEM 4.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report.

In addition, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

In the normal course of business, we are and have been party to, or otherwise involved in, litigations, claims and arbitrations that involve claims for substantial amounts. These proceedings have generally involved either proceedings against our competitors in connection with employee hires, or claims from former employees in connection with the termination of their employment from us. There is also potential for client claims alleging the occurrence of errors in the execution of brokerage transactions. We are also currently and will, in the future, be involved in examinations, investigations or proceedings by government agencies and self-regulatory organizations. These examinations or investigations could result in substantial fines or administrative proceedings that could result in censure, the issuance of cease and desist orders, the suspension or expulsion of a broker-dealer and its affiliated persons, officers or employees or other similar consequences.

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

Based on currently available information, the outcome of the Company’s outstanding matters are not expected to have a material adverse impact on the Company’s financial position.  However, the outcome of any such matters may be material to the Company’s results of operations or cash flows in a given period.  It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of the Company’s outstanding matters will not significantly exceed any reserves accrued by the Company.

ITEM 1A.           RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2009 Form 10-K. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2009 Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended March 31, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (C)	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs
January
Stock Repurchase Program (a)	—	$—	—	579,660
Employee Transactions (b)	84,486	$5.10	N/A	N/A

February
Stock Repurchase Program (a)	—	$—	—	1,271,339
Employee Transactions (b)	66,088	$4.81	N/A	N/A

March
Stock Repurchase Program (a)	—	$—	—	4,988,836
Employee Transactions (b)	666,862	$5.88	N/A	N/A

Total
Stock Repurchase Program (a)	—	$—	—	4,988,836
Employee Transactions (b)	817,436	$5.71	N/A	N/A

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

ITEM 6.                    EXHIBITS

Exhibits:

Exhibit No.	Description
10.1	Fifth Amendment to Credit Agreement, dated as of April 12, 2010.
15	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2010.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)