Form 10-Q
period 2010-06-30
GFI Group Inc.
filed 2010-08-09
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of shares of registrant’s common stock outstanding on July 30, 2010 was 122,210,223.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$318,080	$342,379
Deposits with clearing organizations	17,313	11,065
Commissions receivable, net of allowance for doubtful accounts of $1,805 and $4,099 at June 30, 2010 and December 31, 2009, respectively	94,309	87,354
Receivables from brokers, dealers and clearing organizations	293,986	87,737
Property, equipment and leasehold improvements, net of depreciation and amortization of $119,670 and $108,902 at June 30, 2010 and December 31, 2009, respectively	63,375	65,334
Goodwill	213,798	210,758
Intangible assets, net	39,336	40,123
Other assets	119,690	107,344
TOTAL ASSETS	$1,159,887	$952,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$104,502	$106,286
Accounts payable and accrued expenses	38,894	48,845
Payables to brokers, dealers and clearing organizations	274,479	68,131
Short-term borrowings, net	104,455	114,069
Long-term obligations, net	59,681	59,619
Other liabilities	74,648	71,042
Total Liabilities	$656,659	$467,992
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 123,109,445 and 120,860,100 shares issued at June 30, 2010 and December 31, 2009, respectively	1,231	1,209
Additional paid in capital	310,699	296,430
Retained earnings	223,975	212,059
Treasury stock, 3,408,527 and 2,433,527 shares of common stock at cost, at June 30, 2010 and December 31, 2009, respectively	(28,881)	(22,901)
Accumulated other comprehensive loss	(3,796)	(2,695)
Total Stockholders’ Equity	503,228	484,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,159,887	$952,094

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Brokerage revenues:
Agency commissions	$137,624	$121,488	$281,454	$246,887
Principal transactions	56,526	79,566	116,822	151,781
Total brokerage revenues	194,150	201,054	398,276	398,668
Software, analytics and market data	14,519	13,019	29,419	26,071
Interest income	77	226	317	723
Other income	842	10,367	2,351	15,439
Total revenues	209,588	224,666	430,363	440,901
EXPENSES:
Compensation and employee benefits	141,109	146,575	285,772	292,123
Communications and market data	10,695	11,240	22,581	22,738
Travel and promotion	9,341	8,550	18,234	16,030
Rent and occupancy (1)	5,255	4,778	10,686	9,512
Depreciation and amortization	7,844	8,015	16,028	15,854
Professional fees	6,247	4,129	12,844	9,220
Clearing fees	7,554	8,106	14,978	16,213
Interest	2,730	2,657	5,305	5,126
Other expenses (1)	4,434	4,366	9,442	9,710
Total expenses	195,209	198,416	395,870	396,526
INCOME BEFORE PROVISION FOR INCOME TAXES	14,379	26,250	34,493	44,375
PROVISION FOR INCOME TAXES	3,955	9,894	10,693	16,419
NET INCOME	$10,424	$16,356	$23,800	$27,956
EARNINGS PER SHARE
Basic	$0.09	$0.14	$0.20	$0.24
Diluted	$0.08	$0.13	$0.19	$0.23
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	119,593,107	117,928,484	119,102,754	118,145,154
Diluted	123,750,775	121,169,884	123,308,715	120,787,335

Dividends declared per share of common stock	$0.05	$0.05	$0.10	$0.10

(1) As adjusted — see Note 2

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
NET INCOME	$10,424	$16,356	$23,800	$27,956
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	(409)	1,590	(821)	1,123
Unrealized gain (loss) on available for sale securities, net of tax	61	547	(280)	145
COMPREHENSIVE INCOME	$10,076	$18,493	$22,699	$29,224

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,800	$27,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,030	15,854
Amortization of loan fees	466	312
Provision for doubtful accounts	(117)	1,775
Deferred compensation	13,295	12,225
Provision for deferred taxes	8,128	5,308
Gains on foreign exchange derivative contracts, net	(10,823)	(9,963)
Gains from equity method investments, net	(8)	(1,147)
Tax expense related to share-based compensation	930	1,862
Other non-cash charges, net	17	(605)
(Increase) decrease in operating assets:
Deposits with clearing organizations	(6,249)	281
Commissions receivable	(6,837)	8,084
Receivables from brokers, dealers and clearing organizations	(206,249)	(217,473)
Other assets	(13,635)	27,131
(Decrease) increase in operating liabilities:
Accrued compensation	(1,785)	(5,178)
Accounts payable and accrued expenses	(9,951)	(1,960)
Payables to brokers, dealers and clearing organizations	206,347	216,477
Other liabilities	3,863	(26,055)
Cash provided by operating activities	17,222	54,884
CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of notes receivable	(800)	—
Proceeds from notes receivable	1,000	—
Proceeds from other investments	789	1,982
Purchases of other investments	(8,554)	(583)
Purchase of property, equipment and leasehold improvements	(8,781)	(6,473)
Proceeds (payments) on foreign exchange derivative contracts, net	8,551	(11,331)
Cash used in investing activities	(7,795)	(16,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(10,000)	(29,000)
Repurchases of common stock	(5,980)	(2,970)
Cash dividends paid	(11,884)	(11,774)
Payment of loan fees	(306)	(747)
Proceeds from exercise of stock options	501	37
Cash paid for taxes on vested restricted stock units	(5,042)	(1,090)
Tax expense related to share-based compensation	(930)	(1,862)
Cash used in financing activities	(33,641)	(47,406)
Effects of exchange rate changes on cash and cash equivalents	(85)	1,388
DECREASE IN CASH AND CASH EQUIVALENTS	(24,299)	(7,539)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,379	342,375
CASH AND CASH EQUIVALENTS, END OF PERIOD	$318,080	$334,836
SUPPLEMENTAL DISCLOSURE:
Interest paid	$4,851	$4,951
Income taxes paid, net of refunds	$5,164	$7,477

Non-Cash Investing Activities:

During the six months ended June 30, 2010, the Company recorded $5,080 within other assets, which included the issuance of 681,433 shares of the Company’s common stock and $1,000 within Other liabilities in connection with the business combination described in Note 4 and $2,286 within Other assets with respect to the issuance of 414,938 shares of the Company’s common stock in connection with the investment described in Note 5.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.              ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, the “Company”). The Company, through its subsidiaries, provides brokerage services, trading system software and market data and analytical software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited (“Fenics”) and Trayport Limited (“Trayport”). As of June 30, 2010, Jersey Partners, Inc. (“JPI”) owned approximately 43% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s condensed consolidated financial statements (unaudited) are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the consolidated financial statements. Certain estimates and assumptions relate to the accounting for acquired goodwill and intangible assets, fair value measurements, compensation accruals, tax liabilities and the potential outcome of litigation matters.  Management believes that the estimates utilized in the preparation of the consolidated financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

All intercompany transactions and balances have been eliminated.

Certain amounts totaling $519 and $935 related to insurance expense were previously presented in the “Rent and occupancy” line item in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009, respectively, but should have been presented in “Other expenses” in the Condensed Consolidated Statements of Income for these periods. These amounts have been properly reclassified to “Other expenses” for this period.

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

Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in Other income in the Condensed Consolidated Statements of Income.  Net (gains) losses resulting from remeasurement of foreign currency transactions and balances were $7,042 and

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

($8,138), respectively, for the three months ended June 30, 2010 and 2009 and $9,336 and ($2,913), respectively, for the six months ended June 30, 2010 and 2009 and are included in Other income.

Share-Based Compensation—The Company’s share-based compensation consists of stock options and restricted stock units (“RSUs”). The Company follows ASC 718, Compensation-Stock Compensation (“ASC 718”) (formerly SFAS No. 123(R), Share-Based Payment), to account for its stock-based compensation. ASC 718 revised the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to service periods. Additionally, under ASC 718, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash flow, as opposed to operating cash flows.  In recent periods, the only form of share-based compensation issued by the Company has been RSUs. The Company determines the fair value of RSUs based the grant date fair value of the Company’s common stock, measured as the closing price on the date of grant.

Other Income—Included within Other income on the Company’s Condensed Consolidated Statements of Income are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency transactions and balances and gains and losses on certain investments.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, which is now a sub-topic within ASC 855-10 Subsequent Events (“ASC 855-10”). ASC 855-10 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles. ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009, and has been applied prospectively by the Company. In February 2010, the FASB amended ASC 855-10 through the issuance of Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removed the requirement for an SEC filer to disclose the date of final review for disclosure of subsequent events and was effective upon issuance. See Note 16 for disclosures on Subsequent Events.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, which is now a sub-topic within ASC 810 Consolidation. This guidance was codified by the FASB in December 2009 through the issuance of Accounting Standards Update No. 2009-17 (“ASU 2009-17”) Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests provide a controlling financial interest in a variable interest entity. The determination is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2009-13 to have a material impact on its consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require new disclosures, including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. ASU 2010-06 provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements and the adoption of ASU 2010-06 with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on the Company’s consolidated financial statements.

3.              RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	June 30, 2010	December 31, 2009
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$282,681	$65,651
Balance receivable from clearing organizations and financial institutions	11,305	22,086
Total	$293,986	$87,737
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$268,066	$67,554
Balance payable to clearing organizations	6,246	—
Payable to financial institutions	167	577
Total	$274,479	$68,131

Substantially all fail to deliver and fail to receive balances at June 30, 2010 and December 31, 2009 have subsequently settled at the contracted amounts.

4.              GOODWILL AND INTANGIBLE ASSETS

On November 1, 2009, the Company completed the acquisition of certain assets of a retail energy brokerage and consulting business for contingent consideration with an estimated present value of $2,400. The purchase price will be paid out of the future collections of accounts receivable of the business over the next four years and such contingent payment has been recorded as a liability within Other liabilities. This contingent liability will be remeasured to fair value at each reporting date until the liability is settled and the change in fair value will be recognized in earnings. This acquisition was accounted for as a business combination under the acquisition method. Assets acquired were recorded at fair value and the results of the acquired company have been included within the consolidated financial statements since the acquisition. The purchase price

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

was allocated among intangible assets as follows: customer relationships of $1,010 with an estimated useful life of 6 years, non compete agreement of $139 with an estimated useful life of 4 years and goodwill of $1,251. The weighted average amortization for the intangible assets is 5.8 years.

On May 27, 2010, the Company completed the acquisition of a mortgage-backed security brokerage business for consideration of $5,095. The purchase price was comprised of 681,433 shares of the Company’s common stock with a fair value of $4,095 and contingent consideration estimated at $1,000, which has been recorded as a liability within Other liabilities. This contingent liability will be remeasured to fair value at each reporting date until the liability is settled and the change in fair value will be recognized in earnings. This acquisition was accounted for as a business combination under the acquisition method. Assets acquired were recorded at fair value and the results of the acquired company have been included within the consolidated financial statements since the acquisition. The purchase price was allocated among tangible and intangible assets as follows: fixed assets of $15, customer relationships of $1,700 with an estimated useful life of 6 years, non compete agreements of $340 with an estimated useful life of 3.3 years and goodwill of $3,040. The weighted average amortization for the intangible assets is 5.6 years.

Changes in the carrying amount of the Company’s goodwill for the six months ended June 30, 2010 were as follows:

	Americas Brokerage	EMEA Brokerage	All Other	Total
Balance as of December 31, 2009	$80,249	$1,818	$128,691	$210,758
Goodwill acquired during the period	3,040	—	—	3,040
Balance as of June 30, 2010	$83,289	$1,818	$128,691	$213,798

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

Intangible assets consisted of the following:

	June 30, 2010			December 31, 2009
	Gross amount	Accumulated amortization	Net carrying value	Gross amount	Accumulated amortization	Net carrying value
Amortized intangible assets:
Customer base/relationships	$48,991	$14,279	$34,712	$47,292	$12,064	$35,228
Trade name	7,771	4,418	3,353	7,771	4,003	3,768
Core technology	3,230	3,230	—	3,230	3,230	—
Covenants not to compete	3,663	2,838	825	3,323	2,683	640
Favorable lease agreements	620	300	320	620	260	360
Patent	34	18	16	31	14	17
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110
Total	$64,419	$25,083	$39,336	$62,377	$22,254	$40,123

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Amortization expense for the three months ended June 30, 2010 and 2009 was $1,432 and $1,356, respectively, and $2,829 and $2,729 for the six months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, expected amortization expense for the definite lived intangible assets is as follows:

2010 (remaining six months)	$2,982
2011	5,763
2012	4,603
2013	3,236
2014	3,076
Thereafter	19,566
Total	$39,226

5.              OTHER ASSETS

On February 28, 2010, the Company completed an acquisition of 40% of the outstanding membership interests of an independent brokerage firm with a proprietary trading platform. The aggregate purchase price was comprised of $8,000 in cash and 414,938 shares of the Company’s common stock. The target retained $6,000 of the cash portion of the purchase for working capital. This investment is included within Other assets and accounted for under the equity method. Additionally, the Company committed to purchase the remaining membership interests in increments of 20% over the next 3 years, subject to customary closing conditions. The purchase price for the remaining membership interests will be paid in cash and established by a formula based on the target’s future results of operations. Included in Other assets at December 31, 2009 was a note receivable from the target in the amount of $1,000 which was forgiven by the Company and credited against the purchase price described above at closing.

6.              SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

In January 2008, pursuant to a note purchase agreement with certain institutional investors (the “2008 Note Purchase Agreement”), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the “Senior Notes”) in a private placement.  The Senior Notes currently bear interest at 8.17%, including a premium of 100 basis points due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers pursuant to generally applicable insurance regulations for U.S. insurance companies. The premium interest will cease to accrue if the risk based capital factor attributed to the Senior Notes is subsequently reduced.  Interest is payable semi-annually in arrears on the 30th of January and July.  The Company’s obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company’s subsidiaries.  The 2008 Note Purchase Agreement includes operational covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.  At June 30, 2010, the Senior Notes were recorded net of unamortized deferred financing fees of $319 and the Company was in compliance with all applicable covenants at June 30, 2010 and December 31, 2009.

The Company maintains a credit agreement with Bank of America, N.A. and certain other lenders (as amended, the “Credit Agreement”). The Credit Agreement provides for maximum borrowings of $175,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011.  Revolving loans may be either base rate loans or currency rate loans. Currency rate loans and the letters of credit bear interest at the annual rate of LIBOR plus the applicable

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

margin in effect for that interest period. Base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At June 30, 2010, the applicable margin was 2.5% and the one-month LIBOR was 0.3%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company’s subsidiaries. The Credit Agreement provides for the Senior Notes to rank pari passu with the commitments under the Credit Agreement, in relation to the security provided.

The Company had outstanding borrowings under its Credit Agreement as of June 30, 2010 and December 31, 2009 as follows:

	June 30,	December 31,
	2010	2009
Loan Available (1)	$175,000	$175,000
Loans Outstanding	$105,000	$115,000
Letters of Credit Outstanding	$—	$7,172

(1)                                  Amounts available include up to $50,000 for letters of credit as of June 30, 2010 and December 31, 2009.

The Company’s commitments for outstanding letters of credit relate to potential collateral requirements associated with our matched principal business.  Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

The weighted average interest rate of the outstanding loans was 2.85% and 2.73% at June 30, 2010 and December 31, 2009.  At June 30, 2010 and December 31, 2009, short-term borrowings under the Credit Agreement were recorded net of unamortized deferred financing fees of $545 and $931, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at June 30, 2010 and December 31, 2009, respectively.

7.              STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the three and six months ended June 30, 2010, the Company repurchased 975,000 shares of its common stock on the open market at an average price of $6.10 per share for a total cost of $5,980, including sales commissions. During the three months ended June 30, 2009, the Company repurchased 109,300 shares of its common stock on the open market at an average price of $3.55 per share for a total cost of $388, including sales commissions. During the six months ended June 30, 2009, the Company repurchased 1,115,922 shares of its common stock on the open market at an average price of $2.66 per share for a total cost of $2,970, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

On each of March 29 and May 28, 2010, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,928 and $5,956, respectively. On each of March 31 and May 30, 2009, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,883 and $5,891, respectively. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

8.              EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings per share
Net income	$10,424	$16,356	$23,800	$27,956
Weighted average common shares outstanding	119,593,107	117,928,484	119,102,754	118,145,154
Basic earnings per share	$0.09	$0.14	$0.20	$0.24

Diluted earnings per share
Net income applicable to stockholders	$10,424	$16,356	$23,800	$27,956
Weighted average common shares outstanding	119,593,107	117,928,484	119,102,754	118,145,154
Effect of dilutive shares:
Options, RSUs and Restricted stock	4,157,668	3,241,400	4,205,961	2,642,181
Weighted average shares outstanding and common stock equivalents	123,750,775	121,169,884	123,308,715	120,787,335
Diluted earnings per share	$0.08	$0.13	$0.19	$0.23

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following:  1,048,356 RSUs for the three months ended June 30, 2010; 1,840,858 RSUs and 15,256 stock options for the three months ended June 30, 2009; 1,493,741 RSUs and 7,377 stock options for the six months ended June 30, 2010; 2,609,654 RSUs and 111,503 stock options for the six months ended June 30, 2009.

9.              SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company’s stockholders on June 11, 2008, and subsequently amended by the Company’s stockholders on June 11, 2009 and June 10, 2010 (as amended, the “2008 Equity Incentive Plan”). Prior to June 11, 2008, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, and in certain cases, from treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan.  As of June 30, 2010, there were 8,990,397 shares of our common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally three years.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the six months ended June 30, 2010:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2009	10,208,185	$5.57
Granted	6,139,749	5.75
Vested	(2,309,990)	6.60
Cancelled	(384,101)	6.20
Outstanding June 30, 2010	13,653,843	$5.46

The weighted average grant-date fair value of RSUs granted for the six months ended June 30, 2010 was $5.75 per unit, compared with $3.57 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Compensation expense	$6,529	$6,468	$13,295	$12,220
Income tax benefits	1,854	2,438	4,121	4,521

At June 30, 2010, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $61,708 and is expected to be recognized over a weighted-average period of 1.91 years.  The total fair value of RSUs vested during the six months ended June 30, 2010 and 2009 was $15,246 and $12,128, respectively.

As of June 30, 2010, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the six months ended June 30, 2010:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2009	641,436	$3.31	313,572	$3.19
Exercised	(30,420)	2.97	(169,656)	2.42
Cancelled	—	—	(844)	2.38
Outstanding June 30, 2010	611,016	$3.33	143,072	$4.11

During the six months ended June 30, 2009, there were 6,000 stock options exercised under the GFI Group 2002 Plan and 2,104 stock options exercised under the GFInet 2000 Plan.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

10.            COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of June 30, 2010, the Company had total purchase commitments for market data of approximately $23,903 with $18,299 due within the next twelve months and $5,604 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $2,053, primarily related to network implementations in the U.S and U.K, and $814 for hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $1,254 and fees for hosting and software licensing agreements of approximately $412 are due within the next twelve months.

In connection with the acquisition of 40% of the outstanding membership interests of an independent brokerage firm, the Company has committed to purchase the remaining membership interests in increments of 20% over the next 3 years, subject to customary closing conditions.  The purchase price for the remaining membership interests will be paid in cash and established by a formula based on the target’s future results of operations.

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

The staff of the Market Regulation Department of the Financial Industry Regulatory Authority Inc. (“FINRA”) (the “Staff”) has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them in 2005 and 2006 by certain dealers for brokering transactions in credit default swaps. GFI Securities LLC has been cooperating with the Staff in this inquiry by responding to requests for documents, testimony and other information. In January 2009, the Staff advised GFI Securities LLC that it has made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications between certain of GFI Securities LLC’s brokers and those at other interdealer brokers, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All but one of these brokers who made the allegedly improper communications resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. During the past few months, certain of the other inter-dealer brokerage firms that were the subject of the same inquiry have settled the matter. In the event that GFI Securities LLC and FINRA are unable to reach a

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

settlement soon on this matter, FINRA has indicated that it will file a complaint against GFI Securities LLC based on these allegations which, if brought and/or settled, could result in a censure, fine or other sanction. GFI Securities LLC intends to vigorously contest any such disciplinary action which, if brought and/or settled, could result in a censure, fine or other sanction.

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

11.            FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 16—Financial Instruments with Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2009 Form 10-K.  There have been no material changes to our off-balance sheet risk during the six months ended June 30, 2010.

12.            FINANCIAL INSTRUMENTS

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value.  Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations. These receivables and payables are short-term in nature, and following June 30, 2010, substantially all receivables and payables have settled at the contracted amounts.  The Company’s marketable equity securities are recorded at fair value based on their quoted market price.  The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists.  The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The Company’s debt obligations are carried at historical amounts.  The fair value of the Company’s Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was approximately $64,559 at June 30, 2010.  The fair value of the Company’s short-term borrowings outstanding under the Credit Agreement approximated the carrying value at June 30, 2010 and December 31, 2009.

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

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. As of and for the six months ended June 30, 2010 and for the year ended December 31, 2009, the Company did not have any Level 3 financial assets or liabilities.

Valuation Techniques

The Company uses the following valuation techniques in valuing the financial instruments at June 30, 2010 and December 31, 2009:

The Company has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale securities and reported at fair value at June 30, 2010 and December 31, 2009.  To the extent that the values of the Company’s trading and available-for-sale marketable securities are based on quoted market prices in active markets, these securities were categorized as Level 1.

Fair value of the Company’s foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts and management’s own calculations and analyses.  At June 30, 2010 and December 31, 2009, the Company’s foreign exchange derivative contracts have been categorized in Level 2.

The fair value of trading securities owned as a result of matched principal transactions and principal trading business is estimated using either (i) recently executed transactions and market price quotations, which trading securities are primarily categorized as Level 1, or (ii) a modified Black Scholes model using observable market inputs, which trading securities are categorized as Level 2.

Financial Assets and Liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting (1)	Total
Assets:
Equity securities	$4,622	$162	$—	$—	$4,784
Corporate bonds	—	2,885	—	—	2,885
Foreign exchange derivative contracts	—	105,858	—	(103,372)	2,486
Commodity derivative contracts	1,254	—	—	(930)	324
Liabilities:
Equity securities	$347	$—	$—	$—	$347
Corporate bonds	—	2,030	—	—	2,030
Foreign exchange derivative contracts	—	103,585	—	(103,372)	213
Commodity derivative contracts	1,320	—	—	(930)	390

(1)  Represents the impact of netting on a net-by-counterpary basis.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The Company’s financial instruments at fair value are included within Other assets and Other liabilities with the exception of long and short futures contracts of $324 and $390, which are included within Receivables from and Payables to brokers, dealers and clearing organizations, respectively.

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

Derivative Financial Instruments

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts.  For the six months ended June 30, 2010 and year ended December 31, 2009, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”) (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended). Contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in Other income in the Condensed Consolidated Statements of Income.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Fair values of derivative contracts on a gross basis as of June 30, 2010 and December 31, 2009 are as follows:

Derivatives not designated as hedging instruments under	June 30, 2010		December 31, 2009
ASC 815-10	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities

Foreign Exchange Contracts (1)	$105,858	$103,585	$818	$804

Commodity Contracts (2)	$1,254	$1,320	$—	$—

(1)                  Included within Other assets and Other liabilities.

(2)                  Included within Receivables from brokers, dealers and clearing organizations, and Payables to brokers, dealers and clearing organizations.

As of June 30, 2010, the Company had outstanding forward foreign exchange contracts with a combined notional value of $112,680.  Approximately $48,916 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at June 30, 2010.  The remaining contracts are hedges of anticipated future cash flows. In addition, the Company had outstanding long and short foreign exchange spot and options contracts of approximately $5,410,924 and approximately $5,410,924, respectively. The Company also had outstanding long and short futures and forwards commodity contracts with notional values of approximately $71,069 and approximately $133,201, respectively.

As of December 31, 2009, the Company had outstanding forward foreign exchange contracts with a combined notional value of approximately $126,251.  Approximately $64,422 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at December 31, 2009.  The remaining contracts are hedges of anticipated future cash flows.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under	Location of Gain (Loss) Recognized in Income on	For the Three Months Ended June 30,	For the Six Months Ended June 30,
ASC 815-10	Derivatives	2010	2010

Foreign Exchange Contracts	(1)	$9,217	$12,398
Commodity Contracts	Principal transactions	2,701	3,841

(1) For the three months ended June 30, 2010, approximately $7,744 of gains on foreign exchange derivative contracts were included within Other income and approximately $1,473 of gains on foreign currency options were included within Principal transactions.  For the six months ended June 30, 2010, approximately $10,823 of gains on foreign exchange derivative contracts were included within Other income and approximately $1,575 of gains on foreign currency options were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under	Location of Gain (Loss) Recognized in Income on	For the Three Months Ended June 30,	For the Six Months Ended June 30,
ASC 815-10	Derivatives	2009	2009

Foreign Exchange Contracts	Other income	$1,296	$9,963

13.            REGULATORY REQUIREMENTS

GFI Securities LLC is a registered broker-dealer with the SEC and FINRA. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined by applicable regulations, of not less than the greater of $250 or 2% of aggregate debits, as defined by applicable regulations.

GFI Brokers Limited and GFI Securities Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom (“FSA”).

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”), which require that GFI (HK) Securities LLC maintain minimum capital, as defined by applicable regulations, of approximately $385.

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of June 30, 2010:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	GFI (HK) Securities LLC
Regulatory capital	$24,808	$68,843	$61,026	$2,008
Minimum regulatory capital required	250	24,024	33,165	385
Excess regulatory capital	$24,558	$44,819	$27,861	$1,623

In addition to the minimum regulatory capital requirements outlined above, certain of the Company’s subsidiaries are subject to additional regulatory requirements.

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (or approximately $566), as defined under the FIEL.  In addition, GFI Securities Limited’s Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth, including “brought-in” capital, exceed a ratio of 120.0% of the risk equivalent amount including relevant expenditure.  At June 30, 2010, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements.

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $642).  At June 30, 2010, GFI (HK) Brokers Ltd. had stockholders’ equity of 21,019 Hong Kong dollars (or approximately $2,699), which exceeded the minimum requirement by 16,019 Hong Kong dollars (or approximately $2,057).

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore (“MAS”), which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

approximately $2,132), measured annually.  At December 31, 2009, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 14,464 Singapore dollars (or approximately $10,295).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder.  As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,087). At June 30, 2010, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won.

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

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Americas Brokerage	$72,894	$89,083	$150,731	$178,995
EMEA Brokerage	101,465	95,904	209,347	189,211
Asia Brokerage	20,207	16,640	39,053	31,423
All Other	15,022	23,039	31,232	41,272
Total Consolidated Revenue	$209,588	$224,666	$430,363	$440,901

Interest Income:
Americas Brokerage	$—	$—	$—	$—
EMEA Brokerage	—	1	—	1
Asia Brokerage	—	—	—	—
All Other	77	225	317	722
Total Consolidated Interest Income	$77	$226	$317	$723

Interest Expense:
Americas Brokerage	$10	$3	$10	$12
EMEA Brokerage	239	105	342	271
Asia Brokerage	22	2	38	4
All Other	2,459	2,547	4,915	4,839
Total Consolidated Interest Expense	$2,730	$2,657	$5,305	$5,126

Depreciation and Amortization:
Americas Brokerage	$—	$—	$—	$—
EMEA Brokerage	—	—	—	—
Asia Brokerage	—	—	—	—
All Other	7,844	8,015	16,028	15,854
Total Consolidated Depreciation and Amortization	$7,844	$8,015	$16,028	$15,854

Income (Loss) before Income Taxes:
Americas Brokerage	15,313	$20,514	$33,430	$41,636
EMEA Brokerage	32,778	31,582	69,829	61,695
Asia Brokerage	4,472	1,774	8,770	(112)
All Other	(38,184)	(27,620)	(77,536)	(58,844)
Total Consolidated Income/(Loss) before Income Taxes	$14,379	$26,250	$34,493	$44,375

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

Geographic information regarding revenues for the three and six months ended June 30, 2010 and 2009, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in each geographic area as of June 30, 2010 and December 31, 2009, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
United States	$71,370	$89,567	$149,023	$180,108
United Kingdom	87,647	96,747	189,369	184,136
Other	50,571	38,352	91,971	76,657
Total	$209,588	$224,666	$430,363	$440,901

	June 30, 2010	December 31, 2009
Long-lived Assets, as defined:
United States	$54,502	$56,348
United Kingdom	12,863	14,139
Other	4,112	4,489
Total	$71,477	$74,976

Revenues are attributed to geographic areas based on the location of the Company’s relevant subsidiary.

15.            OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Unrealized gain (loss) on available for sale securities
Before Tax Amount	$85	$759	$(389)	$200
Tax (Expense) Benefit	(24)	(212)	109	(55)
After Tax Amount	$61	$547	$(280)	$145
Foreign currency translation adjustment
Before Tax Amount	$(700)	$2,807	$(1,408)	$1,985
Tax Benefit (Expense)	291	(1,217)	587	(862)
After Tax Amount	$(409)	$1,590	$(821)	$1,123

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

16.            SUBSEQUENT EVENTS

In July 2010, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on August 31, 2010 to shareholders of record on August 17, 2010.

On July 1, 2010, the Company acquired a 70% equity ownership interest in The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”).  Kyte, which is a member of leading exchanges including NYSE Euronext, NYSE LIFFE and Eurex, provides clearing, broking, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds.  Kyte also provides capital to start-up trading groups, small hedge funds, market-makers and individual traders.

The Company paid approximately £37,958 (or $57,609), subject to certain adjustments, to acquire the 70% equity ownership.  The purchase price is comprised of £22,400 (or $33,996) in cash and 4,149,820 shares of the Company’s common stock, of which 2,810,662 shares have been issued, with a fair value of $23,613. The final purchase price will be subject to various adjustments, including the amount of Kyte’s surplus working capital at closing and the satisfaction of certain legal, financial and other criteria.  The Company will acquire the residual 30% equity interest in Kyte for an additional cash payment, which will be calculated based on the performance of Kyte during the three year period ending June 30, 2013.

The Company is in the process of completing the purchase price allocation related to this transaction. The acquired assets and assumed liabilities will be recorded by the Company at their estimated fair values which will be determined with the assistance of third party specialists.

On August 1, 2010, the Company completed the acquisition of 33% of the outstanding membership interests of an independent CFTC-registered Futures Commission Merchant for $11,000 in cash. The firm is also a Foreign Exchange Dealer member of the National Futures Association and provides direct market access in certain foreign exchange markets. This investment will be accounted for under the equity method.

Subsequent events have been evaluated for recording and disclosure in the notes to the Condensed Consolidated Financial Statements through the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of June 30, 2010, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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
August 9, 2010

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

•                  market conditions, including trading volume and volatility;

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

•                  future results of operations and financial condition and the success of our business strategies;

•                  economic, political and market factors affecting trading volumes, securities prices, or demand for our brokerage services, including recent conditions in the world economy and financial markets in which we provide our services;

•                  financial difficulties experienced by our customers or key participants in the markets in which we focus our brokerage services;

•                  risks associated with our ability to assess and integrate potential acquisitions of businesses or technologies;

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

•                  uncertainties relating to litigation;

•                  liquidity and clearing capital requirements and the impact of the recent conditions in the world economy and the financial markets in which we provide our services on the availability and terms of additional or future capital; and

•                  the effectiveness of our risk management policies and procedures.

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

Business Environment

As a wholesale broker, our results of operations are impacted by a number of external market factors, including market volatility, the organic growth or contraction of the derivative and cash markets in which we provide our brokerage services, the particular mix of transactional activity in our various products, the competitive and regulatory environment in which we operate and the financial condition of the dealers, hedge funds and other market participants to whom we provide our services.  Outlined below are management’s observations of these external market factors during the most recent fiscal period. The factors outlined below are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

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

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the second quarter of 2010, many of the markets in which we operate experienced a brief period of increased volatility driven by the European sovereign debt crisis and signs of a slower than expected economic recovery in the U.S. This brief period of increased volatility subsided in June and market trading volumes decreased considerably from the first two months of the quarter. During the second quarter of 2010, our cash fixed income business suffered from narrower credit spreads, on average, lower bond issuance globally in the first half of 2010 and competitive pressures, all of which led to our decision to reduce our corporate fixed income presence in the U.S. during the quarter. The combination of these and other factors led to brokerage revenues being down slightly year-over-year in the second quarter of 2010.

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

The Bank of International Settlements (“BIS”) released its Year-End 2009 Market Survey in May 2010 detailing growth in global notional amounts outstanding in various OTC markets.  Notional amounts outstanding included new transactions and those from previous periods.  The BIS statistics indicated that there was an increase in the notional amounts outstanding for many derivative categories over the previous year-end and mid-year results.  Interest rate contracts, the largest category, were up 16.6% year-over-year and 2.9% sequentially, while foreign exchange contracts and equity-linked contracts were up 11.3% and 7.1%, respectively, year-over-year and up slightly sequentially. Credit default swaps were down 21.9% year over year and 9.3% sequentially, while commodity contracts were down 32.5% year-over-year and 21.1% sequentially.  BIS attributed the lower notional value in credit default swaps to a combination of factors, including reduced spreads and ongoing netting of these contracts.

Many OTC derivatives products trended toward lower trading volumes in 2009 as market participants deployed less trading capital due to investor redemptions and reduced borrowing capacity.  Evidence of this trend was seen in the reduced transaction volumes of certain products traded on futures exchanges.  However, as the economy and markets showed signs of recovery in 2010, the year-over-year comparisons returned to growth in many cases.  In the second quarter of 2010, the CME Group, Inc., reported a 31% increase in average overall daily volumes. IntercontinentalExchange, Inc. (“ICE”) reported a 36% increase in futures average daily volumes and a 26% increase in OTC energy average daily commissions year-over-year for the second quarter.  Revenues from ICE’s credit default swap trade execution, processing and clearing businesses were down 3% when compared to the second quarter of 2009.

In addition, newer products and our expansion into growing markets and new geographical areas historically contributed to the growth in our brokerage revenues. For example, we recently invested in new businesses in ethanol, mortgage-backed securities, and soft and agricultural commodities in the U.S. In the U.K, we completed the acquisition of The Kyte Group Limited and Kyte Capital Management Limited on July 1, 2010 and invested in our natural gas and iron ore businesses.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the second quarter of 2010.  The consolidation and personnel layoffs by dealers, hedge funds and other market participants during the last few years also led to increased competition to provide brokerage services to a smaller number of market participants in the near term. Additionally, many of the large dealer firms recently began to commit additional resources, including hiring additional brokerage personnel and committing additional capital in the cash markets, which led us to reduce our corporate fixed income presence in the U.S. Despite these factors, there were indications in the first half of 2010 that trading activity by our customers increased year-over-year in certain derivative markets.

During the last year, we believe that the legislative and regulatory proposals for increased transparency, position limits and collateral or capital requirements caused increased uncertainty in the markets and led investors and banks to commit less capital to many OTC markets. During the second quarter of 2010, the U.S. Congress completed work on the Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in July 2010.  We are optimistic that the regulatory solutions, including centralized clearing, increased transparency and centralized trade reporting, will be generally beneficial to the long-term health of the broader financial markets. The legislation in the U.S. requires certain OTC derivatives to be executed through a registered exchange or “swap execution facility”. We believe that we will be able to qualify as a swap execution facility and we believe that our product expertise, proven technology, depth of liquidity and long-standing relationships position us well to capture any newly created opportunities in these markets.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by our ability to generate revenue growth and the amount of compensation and benefits we provide to our employees.  The following factors had a significant impact on our revenues and employee costs during the three month period ended June 30, 2010:

Our revenues decreased 6.7% to $209.6 million for the three months ended June 30, 2010 from $224.7 million for the three months ended June 30, 2009. The main factors contributing to this decrease in our revenues were:

•                  Increased competition in certain cash fixed income markets, which led us to reduce our corporate fixed income presence in the U.S;

•                  Narrower credit spreads, on average, and lower debt issuances globally, as it relates to our cash fixed income business;

•                  Lower cash equity and equity derivative trading volumes in the U.S.;

•                  A net decrease of $15.1 million related to remeasurement of foreign currency transactions and balances partially offset by a net increase of $6.4 million in realized and unrealized gains on foreign currency hedges; and

•                  Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets.

Partially offsetting these factors were several positive factors that affected our brokerage and other revenues, including:

•                  The stabilization of economic conditions in key markets in which we provide our brokerage services;

•                  Improved global economic and market conditions in emerging markets and Asia;

•                  Increased trading activity in certain financial and commodity product markets in which we have a leading market share;

•                  Higher share and commodity values, on average, which positively affected our equities and commodities revenues, respectively, in Europe;

•                  Volatility centered on the European sovereign debt crisis and its effect on fixed income derivative and equity volumes in Europe;

•                  Increased electronic trading activity in Europe and the U.S. on our hybrid brokerage platforms;

•                  Strong performance of our Trayport subsidiary; and

•                  New brokerage desks and new brokers hired across all product categories.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits expense decreased 3.7% to $141.1 million for the three months ended June 30, 2010 from $146.6 million for the three months ended June 30, 2009.

Our compensation and employee benefits for all employees have both a fixed and variable component.  Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits.  Within this overall compensation and employee benefits, employment costs of our brokerage personnel are the key component.  Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance.  For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation.  Broker performance bonuses decreased to $59.6 million for the three months ended June 30, 2010 from $68.5 million for the three months ended June 30, 2009.  A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements. Expenses relating to sign-on bonuses decreased to $10.1 million for the three months ended June 30, 2010 from $10.8 million for the three months ended June 30, 2009.  These sign-on bonuses may be paid in the form of cash, restricted stock units (“RSUs”) or forgivable loans and are typically amortized over the term of the related employment agreement, which is generally two to four years.  These employment agreements typically contain repayment or forfeiture provisions for unvested RSUs or all or a portion of the sign-on bonus and forgivable loan should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$137,624	$121,488	$281,454	$246,887
Principal transactions	56,526	79,566	116,822	151,781
Total brokerage revenues	194,150	201,054	398,276	398,668
Software, analytics and market data	14,519	13,019	29,419	26,071
Interest income	77	226	317	723
Other income	842	10,367	2,351	15,439
Total revenues	209,588	224,666	430,363	440,901
EXPENSES:
Compensation and employee benefits	141,109	146,575	285,772	292,123
Communications and market data	10,695	11,240	22,581	22,738
Travel and promotion	9,341	8,550	18,234	16,030
Rent and occupancy	5,255	4,778	10,686	9,512
Depreciation and amortization	7,844	8,015	16,028	15,854
Professional fees	6,247	4,129	12,844	9,220
Clearing fees	7,554	8,106	14,978	16,213
Interest	2,730	2,657	5,305	5,126
Other expenses	4,434	4,366	9,442	9,710
Total expenses	195,209	198,416	395,870	396,526
Income before provision for income taxes	14,379	26,250	34,493	44,375
Provision for income taxes	3,955	9,894	10,693	16,419
Net income	$10,424	$16,356	$23,800	$27,956

The following table sets forth our condensed consolidated results of income as a percentage of our total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES:
Brokerage revenues:
Agency commissions	65.7%	54.1%	65.4%	56.0%
Principal transactions	27.0	35.4	27.1	34.4
Total brokerage revenues	92.7	89.5	92.5	90.4
Software, analytics and market data	6.9	5.8	6.8	5.9
Interest income	0.0	0.1	0.1	0.2
Other income	0.4	4.6	0.6	3.5
Total revenues	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	67.3	65.2	66.4	66.3
Communications and market data	5.1	5.0	5.2	5.2
Travel and promotion	4.5	3.8	4.2	3.6
Rent and occupancy	2.5	2.1	2.5	2.2
Depreciation and amortization	3.7	3.6	3.7	3.6
Professional fees	3.0	1.8	3.0	2.1
Clearing fees	3.6	3.6	3.5	3.7
Interest	1.3	1.2	1.2	1.2
Other expenses	2.1	2.0	2.2	2.2
Total expenses	93.1%	88.3%	91.9%	90.1%
Income before provision for income taxes	6.9	11.7	8.1	9.9
Provision for income taxes	1.9	4.4	2.5	3.7
Net income	5.0%	7.3%	5.6%	6.2%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net income for the three months ended June 30, 2010 was $10.4 million as compared to net income of $16.4 million for the three months ended June 30, 2009, a decrease of $6.0 million or approximately 36.3%. Total revenues decreased by $15.1 million, or 6.7%, to $209.6 million for the three months ended June 30, 2010 from $224.7 million for the prior year. Our decreased revenues were primarily due to the reasons set forth above under “Financial Overview”, including weakness in our

U.S. equities and global cash fixed income businesses. Our revenues were positively impacted by growth in our fixed income derivatives, commodities, and financial businesses, as well as growth in our software and analytics product offerings.  We were adversely affected by foreign exchange rates in the second quarter of 2010 to the extent we earned revenues denominated in Euros and the British Pound as these currencies were weaker, on average, relative to the U.S. Dollar than in the second quarter of 2009.  Total expenses decreased by $3.2 million, or 1.6%, to $195.2 million for the three months ended June 30, 2010 from $198.4 million for the prior year. Expenses decreased primarily because of decreased compensation expense for the three months ended June 30, 2010, and were partially offset by higher professional fees associated with business development activity in the quarter, as well as higher travel and promotion expenses.

The following table sets forth the changes in revenues for the three months ended June 30, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2010	%*	2009	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed Income	$60,810	29.0%	$81,088	36.1%	$(20,278)	(25.0)%
Equity	46,587	22.2	48,853	21.7	(2,266)	(4.6)
Financial	39,123	18.7	33,405	14.9	5,718	17.1
Commodity	47,630	22.7	37,708	16.8	9,922	26.3
Total brokerage revenues	194,150	92.6	201,054	89.5	(6,904)	(3.4)
Other revenues	15,438	7.4	23,612	10.5	(8,174)	(34.6)
Total Revenues	$209,588	100.0%	$224,666	100.0%	$(15,078)	(6.7)%

*                 Denotes % of total revenues.

**          Denotes % change in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

•                  Brokerage Revenues — We offer our brokerage services in four broad product categories: fixed income, equity, financial and commodity.  During the second quarter of 2010 we changed the name of our “credit products” category to “fixed income products” in order to better describe the full range of products it represents. Below is a discussion of our brokerage revenues by product category.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) decreased by approximately 7.9% for the three months ended June 30, 2010, as compared to the same period from the prior year.

•                  The decrease in fixed income product brokerage revenues of $20.3 million in 2010 was due to a decline in U.S. and European cash fixed income revenues partially offset by significant growth in fixed income derivative revenues.  Narrower credit spreads, on average, and increased competition adversely affected our U.S. cash fixed income business, while our fixed income derivative revenues increased in the U.S. and Europe due to an improved business environment, increased electronic trading on our CreditMatch® platform and heightened volatility from European sovereign debt concerns.  Our fixed income product brokerage personnel headcount increased by 30 to 317 employees at June 30, 2010 from 287 employees at June 30, 2009.

•                  The decrease in equity product brokerage revenues of $2.3 million in 2010 was primarily due to lower revenues in the U.S., which was impacted by lower trading volumes.  This decrease was partially offset by stronger revenues in Europe aided by volatility related to the European sovereign debt crisis and by higher share values, on average, as compared to the second quarter of 2009.  Our equity product brokerage personnel headcount was 237 employees at June 30, 2010 and at June 30, 2009.

•                  The increase in financial product brokerage revenues of $5.7 million in 2010 was primarily attributable to improved economic conditions and growth in emerging markets and Asia as well as the performance of new brokerage desks.  Our emerging market foreign exchange and interest rate derivative products exhibited strong growth year-over-year.  Our financial product headcount increased by 5 to 269 employees at June 30, 2010 from 264 employees at June 30, 2009.

•                  The increase in commodity product brokerage revenues of $9.9 million in 2010 was primarily attributable to improved economic conditions reflected in higher commodity prices and increased demand for certain commodity products, including shipping, electricity and natural gas.  We also benefited from new hires in our energy and commodities product area in the U.S. and Europe and increased electronic trading activity in Europe and in the U.S. on our EnergyMatch® hybrid brokerage platforms. Our commodity product brokerage personnel headcount increased by 12 to 293 employees at June 30, 2010 from 281 employees at June 30, 2009.

•                  Other Revenues

Other revenues was comprised of the following:

	For the Three Months Ended June 30,
	2010	2009
	(dollars in thousands)
Software, analytics and market data	$14,519	$13,019
Remeasurement of foreign currency transactions and balances	(7,042)	8,138
Net realized and unrealized gains from foreign currency hedges	7,744	1,296
Interest income	77	226
Other	140	933
Total other revenues	$15,438	$23,612

The $8.2 million net decrease in other revenues in the second quarter of 2010 to $15.4 million from $23.6 million in the same period in 2009 was largely related to a net decrease of $15.1 million related to the remeasurement of foreign currency transactions and balances. We recognized realized and unrealized losses on foreign currency transactions and balances of $7.0 million in the three months ended June 30, 2010, as compared to realized and unrealized gains of $8.1 million in the comparable period in 2009. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions. Offsetting this loss was a net increase of $6.4 million in mark-to-market gains on our foreign currency derivative hedges, as well as an increase in software, analytics and market data of $1.5 million attributable to growth in software revenues at our Trayport subsidiary.

Expenses

The following table sets forth the changes in expenses for the three months ended June 30, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Three Month Ended
	June 30,				Increase
	2010	%*	2009	%*	(Decrease)	%**
Expenses
Compensation and employee benefits	$141,109	67.3%	$146,575	65.2%	$(5,466)	(3.7)%
Communications and market data	10,695	5.1	11,240	5.0	(545)	(4.8)
Travel and promotion	9,341	4.5	8,550	3.8	791	9.3
Rent and occupancy	5,255	2.5	4,778	2.1	477	10.0
Depreciation and amortization	7,844	3.7	8,015	3.6	(171)	(2.1)
Professional fees	6,247	3.0	4,129	1.8	2,118	51.3
Clearing fees	7,554	3.6	8,106	3.6	(552)	(6.8)
Interest	2,730	1.3	2,657	1.2	73	2.7
Other expenses	4,434	2.1	4,366	2.0	68	1.6
Total Expenses	$195,209	93.1%	$198,416	88.3%	$(3,207)	(1.6)%

*            Denotes % of total revenues

**     Denotes % change in the three months ended June 30, 2010 as compared to the three months ended June 30, 2009

•          Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expenses of $5.5 million in the second quarter of 2010 was primarily attributable to lower broker performance bonus and sign-on bonus expense due to our restructuring efforts in 2009, offset partially by higher broker salaries, payroll taxes and benefits from increased broker headcount.

•                  Total compensation and employee benefits as a percentage of total revenues increased to 67.3% for the three months ended June 30, 2010 as compared to 65.2% for the same period in the prior year.  The higher compensation rate is largely the function of lower broker productivity, higher broker headcount and salary levels as well as the decrease in other revenues.

•                  Bonus expense represented 46.9% and 52.9% of total compensation and employee benefits expense for the three months ended June 30, 2010 and 2009, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 8.1% and 7.8% of total compensation and employee benefits for the three months ended June 30, 2010 and 2009, respectively.

•          All Other Expenses

•                  The increase in travel and promotion was primarily attributable to increased broker headcount, increased competition and the increased trading activity of many of our customers.  Travel and promotion, as a percentage of our total brokerage revenues for the three months ended June 30, 2010, increased to 4.8% from 4.3% for the same period from the prior year.

•                  The increase in rent and occupancy of $0.5 million was primarily due to an increase in rent and related costs due to our headcount and geographical expansion.

•                  The increase in professional fees of $2.1 million was primarily due to increased professional fees relating to corporate transactions, such as the acquisition of The Kyte Group Limited and Kyte Capital Management Limited on July 1, 2010, as well as consulting and professional fees related to strategic projects.

•                  The decrease in clearing fees was primarily due to the decline in our cash equities and cash fixed income volumes in the U.S. Clearing fees, as a percentage of our total revenues from principal transactions increased to 13.4% for the three months ended June 30, 2010, from 10.2% for the same period from the prior year. This increase was primarily due to the change in product mix as our cash fixed income business decreased relative to our cash equities business.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also includes fees incurred in certain equity transactions executed on an agency basis.

•                  Our effective tax rate was 27.5% for the three months ended June 30, 2010 as compared to 37.7% for the same period in the prior year. The reduction in the effective tax rate was primarily due to a shift in the geographic mix of our earnings in favor of jurisdictions with lower tax rates as well as an adjustment in the quarter due to our lower year-to-date effective tax rate.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net income for the six months ended June 30, 2010 was $23.8 million as compared to net income of $28.0 million for the six months ended June 30, 2009, a decrease of $4.2 million or approximately 14.9%.  Total revenues decreased by $10.5 million, or 2.4%, to $430.4 million for the six months ended June 30, 2010 from $440.9 million for the same period from the prior year. Our decreased revenues were driven by the weakness in U.S. equities and cash fixed income globally offset by growth in fixed income derivatives, commodities, and financial businesses as well as growth in our software and analytics product offerings.  Our total brokerage personnel headcount increased by 47 to a total of 1,116 employees at June 30, 2010 from 1,069 employees at June 30, 2009. Total expenses decreased by $0.6 million, or 0.2%, to $395.9 million for the six months ended June 30, 2010 from $396.5 million for the same period from the prior year. Expenses decreased primarily because of decreased compensation expense for the six months ended June 30, 2010, which was attributable to a decrease in performance-based bonus expense as a result of lower brokerage revenues, as well as lower clearing fees attributable to the decline in cash equities and fixed income volumes. This decrease in expenses was partially offset by higher professional fees, which were primarily attributable to an increase in business development costs, and higher travel and promotion costs.

The following table sets forth the changes in revenues for the six months ended June 30, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
					Increase
	2010	%*	2009	%*	(Decrease)	%**
Revenues
Brokerage revenues:
Fixed Income	$132,294	30.7%	$155,492	35.3%	$(23,198)	(14.9)%
Equity	94,153	21.9	102,247	23.2	(8,094)	(7.9)
Financial	77,233	17.9	64,496	14.6	12,737	19.7
Commodity	94,596	22.0	76,433	17.3	18,163	23.8
Total brokerage revenues	398,276	92.5	398,668	90.4	(392)	(0.1)
Other revenues	32,087	7.5	42,233	9.6	(10,146)	(24.0)
Total Revenues	$430,363	100.0%	$440,901	100.0%	$(10,538)	(2.4)%

*            Denotes % of total revenues.

**     Denotes % change in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

•                          Brokerage Revenues — We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) decreased by approximately 4.2% for the six months ended June 30, 2010, as compared to the same period from the prior year.

•                  The decrease in fixed income brokerage revenues of $23.2 million for the six months ended June 30, 2010 was due to a decline in U.S. and European cash fixed income revenues partially offset by significant growth in fixed income derivative revenues.  Narrower credit spreads, on average, and increased competition adversely affected our U.S. cash fixed income business leading us to reduce our corporate fixed income presence in the U.S., while our fixed income derivative revenues increased in the U.S. and Europe due to an improved business environment, increased electronic trading on our CreditMatch® platform and heightened volatility from European sovereign debt concerns. Our fixed income product brokerage personnel headcount increased by 30 to 317 employees at June 30, 2010 from 287 employees at June 30, 2009.

•                  The decrease in equity product brokerage revenues of $8.1 million for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to lower revenues in the U.S., which was impacted by lower trading volumes.  This decrease was partially offset by stronger revenues in Europe aided by volatility related to the European sovereign debt crisis and by higher share values, on average, as compared to the same period in 2009.  Our equity product brokerage personnel headcount was 237 employees at June 30, 2010 and June 30, 2009.

•                  The increase in financial product brokerage revenues of $12.7 million for the six months ended June 30, 2010 compared to the same period in 2009 was primarily attributable to improved economic conditions and growth in emerging markets and Asia.  Our financial product headcount increased by 5 to 269 employees at June 30, 2010 from 264 employees at June 30, 2009.

•                  The increase in commodity product brokerage revenues of $18.2 million for the six months ended June 30, 2010 was primarily attributable to improved economic conditions reflected in higher commodity prices and increased demand for certain commodity products including shipping, electricity and natural gas.  We also benefited from new hires in our energy and commodities product area in the U.S. and Europe and increased electronic trading activity in Europe and the U.S. on our EnergyMatch® hybrid brokerage platforms. Our commodity product brokerage personnel headcount increased by 12 to 293 employees at June 30, 2010 from 281 employees at June 30, 2009.

•                  Other Revenues

Other revenues was comprised of the following:

	For the Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Software, analytics and market data	$29,419	$26,071
Remeasurement of foreign currency transactions and balances	(9,336)	2,913
Net realized/unrealized gain (loss) from foreign currency hedges	10,823	9,963
Interest income	317	723
Other	864	2,563
Total other revenues	$32,087	$42,233

The $10.1 million net decrease in other revenues for the six months ended June 30, 2010 to $32.1 million from $42.2 million in the same period in 2009 was largely related to a net decrease of $12.2 million related to the remeasurement of foreign currency transactions and balances. We recognized realized and unrealized losses on foreign currency transactions and balances of $9.3 million in the six months ended June 30, 2010, as compared to realized and unrealized gains of $2.9 million in the comparable period in 2009. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions.  Partially offsetting this decrease, our software, analytics and market data revenue increased by $3.3 million attributable to growth in software revenues at our Trayport subsidiary.

Expenses

The following table sets forth the changes in expenses for the six months ended June 30, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Six Months Ended
	June 30,				Increase
	2010	%*	2009	%*	(Decrease)	%**
Expenses
Compensation and employee benefits	$285,772	66.4%	$292,123	66.3%	$(6,351)	(2.2)%
Communications and market data	22,581	5.2	22,738	5.2	(157)	(0.7)
Travel and promotion	18,234	4.2	16,030	3.6	2,204	13.7
Rent and occupancy	10,686	2.5	9,512	2.2	1,174	12.3
Depreciation and amortization	16,028	3.7	15,854	3.6	174	1.1
Professional fees	12,844	3.0	9,220	2.1	3,624	39.3
Clearing fees	14,978	3.5	16,213	3.7	(1,235)	(7.6)
Interest	5,305	1.2	5,126	1.2	179	3.5
Other expenses	9,442	2.2	9,710	2.2	(268)	(2.8)
Total Expenses	$395,870	91.9%	$396,526	90.1%	$(656)	(0.2)%

*            Denotes % of total revenues

**     Denotes % change in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009

•          Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $6.4 million in the first six months of 2010 was primarily attributable to a decrease in broker and non-broker bonus expense and sign-on bonus expense, partially offset by higher broker salaries expense from increased broker headcount.

•                  Total compensation and employee benefits expense as a percentage of total revenues remained relatively level at 66.4% for the six months ended June 30, 2010 as compared to 66.3% for the same period in the prior year.

•                  Bonus expense represented 48.2% and 51.9% of total compensation and employee benefits expense for the six months ended June 30, 2010 and 2009, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 6.9% and 7.7% of total compensation and employee benefits for the six months ended June 30, 2010 and 2009, respectively.  This decrease was primarily the result of $25.5 million in charges taken in the fourth quarter of 2009 related to the renegotiation of certain employee contracts.

•          All Other Expenses

•                  The increase in travel and promotion was primarily attributable to increased broker headcount, increased competition and the increased trading activity of many of our customers Travel and promotion, as a percentage of our total brokerage revenues for the six months ended June 30, 2010, increased to 4.6% from 4.0% for the same period from the prior year.

•                  The increase in rent and occupancy of $1.2 million was primarily due to an increase in rent and related costs due to our headcount and geographical expansion.

•                  The increase in professional fees of $3.6 million was primarily due to increased professional fees relating to corporate transactions, such as the acquisition of The Kyte Group Limited and Kyte Capital Management Limited on July 1, 2010, as well as consulting and professional fees related to strategic projects.

•                  The decrease in clearing fees was primarily due to the decline in our cash equities and cash fixed income volumes in the U.S.  Clearing fees, as a percentage of our total revenues from principal transactions increased to 12.8% for the three months ended June 30, 2010, from 10.7% for the same period from the prior year.  This increase was primarily due to the change in product mix as our cash fixed income business decreased relative to our cash equities business.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services.  We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions.  Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, clearing fees also include fees incurred in certain equity transactions executed on an agency basis.

•                  Our effective tax rate was 31.0% for the six months ended June 30, 2010 as compared to 37.0% for the same period in 2009. The reduction in the effective tax rate was primarily due to a shift in the geographic mix of our earnings in favor of jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate for the six months ended June 30, 2010 as compared to the same period in 2009.

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

The following tables summarize our revenues, expenses and pre-tax income by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenues:
Americas Brokerage	$72,894	$89,083	$150,731	$178,995
EMEA Brokerage	101,465	95,904	209,347	189,211
Asia Brokerage	20,207	16,640	39,053	31,423
All Other	15,022	23,039	31,232	41,272
Total Consolidated Revenue	$209,588	$224,666	$430,363	$440,901

Expenses:
Americas Brokerage	$57,581	$68,569	$117,300	$137,359
EMEA Brokerage	68,687	64,322	139,519	127,516
Asia Brokerage	15,735	14,866	30,283	31,535
All Other	53,206	50,659	108,768	100,116
Total Consolidated Expenses	$195,209	$198,416	$395,870	$396,526

Pre-tax Income/(Loss):
Americas Brokerage	$15,313	$20,514	$33,430	$41,636
EMEA Brokerage	32,778	31,582	69,829	61,695
Asia Brokerage	4,472	1,774	8,770	(112)
All Other	(38,184)	(27,620)	(77,536)	(58,844)
Total Pre-tax income/(loss)	$14,379	$26,250	$34,493	$44,375

Segment Results for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

•                  Revenues

•                  Revenues for Americas Brokerage decreased $16.2 million, or 18.2%, to $72.9 million for the three months ended June 30, 2010 from $89.1 million for the three months ended June 30, 2009.   Revenues for EMEA Brokerage increased $5.6 million, or 5.8%, to $101.5 million for the three months ended June 30, 2010 from $95.9 million for the three months ended June 30, 2009. Revenues for Asia Brokerage increased $3.6 million, or 21.4%, to $20.2 million for the three months ended June 30, 2010 from $16.6 million for the three months ended June 30, 2009.  Total revenues for our three brokerage segments decreased by $7.0 million, or 3.5%, to $194.6 million for the three months ended June 30, 2010 from $201.6 million for the three months ended June 30, 2009. The decrease in revenues was primarily due to decreases in brokerage revenue in our equity and fixed income product categories partially offset by increased brokerage revenues in financial and commodity product categories resulting from the factors described above under “Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009”.

•                  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other decreased by $8.0 million, or 34.8%, to $15.0 million for the three months ended June 30, 2010 from $23.0 million for the three months ended June 30, 2009.  This decrease was primarily related to a $15.1 million decrease in the remeasurement of underlying foreign currency balances and transactions.  The decrease was partially offset by an increase in net realized and unrealized gains on foreign currency hedges of $6.4 million. We experienced a $1.5 million increase in software, analytics and market data revenues, partially offsetting the decreases discussed above.

•                  Expenses

•                  Expenses for Americas Brokerage decreased $11.0 million, or 16.0%, to $57.6 million for the three months ended June 30, 2010 from $68.6 million for the three months ended June 30, 2009.  Expenses for EMEA Brokerage increased $4.4 million, or 6.8%, to $68.7 million for the three months ended June 30, 2010 from $64.3 million for the three months ended June 30, 2009.  Expenses for Asia Brokerage increased $0.8 million, or 5.8%, to $15.7 million for the three months ended June 30, 2010 from $14.9 million for the three months ended June 30, 2009. Total expenses for our three brokerage segments decreased by $5.8 million, or 3.9%, to $142.0 million for the three months ended June 30, 2010 from $147.8 million for the three months ended June 30, 2009.   The decrease was primarily due to a decrease in compensation and employee benefits, clearing fees and other expenses, partially offset by an increase in communications and market data and travel and promotion expenses, as well as the other factors described above under “Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009”.

The Company records certain direct expenses, including compensation and employee benefits, to the operating segments; however, the Company does not allocate certain expenses to its operating segments that are managed separately at the corporate level.  The unallocated costs including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses are included in the expenses for All Other described below.  Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments.

•                  Total expenses for All Other increased by $2.5 million, or 5.0%, to $53.2 million for the three months ended June 30, 2010 from $50.7 million for the three months ended June 30, 2009.  The increase was primarily due to an increase in travel and promotion and professional fees.

Segment Results for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

•                  Revenues

•                  Revenues for Americas Brokerage decreased $28.3 million, or 15.8%, to $150.7 million for the six months ended June 30, 2010 from $179.0 million for the six months ended June 30, 2009.   Revenues for EMEA Brokerage increased $20.1 million, or 10.6%, to $209.3 million for the six months ended June 30, 2010 from $189.2 million for the six months ended June 30, 2009. Revenues for Asia Brokerage increased $7.7 million, or 24.3%, to $39.1 million for the six months ended June 30, 2010 from $31.4 million for the six months ended June 30, 2009.  Total revenues for our three brokerage segments decreased by $0.5 million, or 0.1%, to $399.1 million for the six months ended June 30, 2010 from $399.6 million for the six months ended June 30, 2009. The decline in revenues was primarily due to decreased brokerage revenues in fixed income and equity products partially offset by increases in financial and commodity products resulting from the factors described above under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009”.

•                  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other decreased by $10.1 million, or 24.3%, to $31.2 million for the six months ended June 30, 2010 from $41.3 million for the three months ended June 30, 2009.  This decrease was primarily related to a net decrease of $12.2 million related to remeasurement of foreign currency transactions and balances. This decrease was partially offset by a $3.3 million increase in software, analytics and market data revenues.

•                  Expenses

•                  Expenses for Americas Brokerage decreased $20.1 million, or 14.6%, to $117.3 million for the six months ended June 30, 2010 from $137.4 million for the six months ended June 30, 2009.  Expenses for EMEA Brokerage increased $12.0 million, or 9.4%, to $139.5 million for the six months ended June 30, 2010 from $127.5 million for the six months ended June 30, 2009.  Expenses for Asia Brokerage decreased $1.2 million, or 4.0%, to $30.3 million for the six months ended June 30, 2010 from $31.5 million for the six months ended June 30, 2009. Total expenses for our three brokerage segments decreased by $9.3 million, or 3.1%, to $287.1 million for the six months ended June 30, 2010 from $296.4 million for the six months ended June 30, 2008.   The decrease was primarily due to a decrease in compensation and employee benefits, travel and promotion and clearing fees, as well as other factors described above under “Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009”.

The Company records certain direct expenses, including compensation and employee benefits, to the operating segments; however, the Company does not allocate certain expenses to its operating segments that are managed separately at the corporate level.  The unallocated costs including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses are included in the expenses for All Other described below.  Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments.

•                  Total expenses for All Other increased by $8.7 million, or 8.6%, to $108.8 million for the six months ended June 30, 2010 from $100.1 million for the six months ended June 30, 2009.  The increase was primarily due to an increase in compensation and employee benefits, travel and promotion, professional fees, and other expenses.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from July 1, 2008 to June 30, 2010. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(dollars in thousands)

Revenues
Brokerage revenues:
Agency commissions	$137,624	$143,830	$115,043	$119,396	$121,488	$125,399	$143,556	$182,591
Principal transactions	56,526	60,296	53,608	64,989	79,566	72,215	50,272	43,771
Total brokerage revenues	194,150	204,126	168,651	184,385	201,054	197,614	193,828	226,362
Software, analytics and market data	14,519	14,900	14,649	13,627	13,019	13,052	12,800	14,034
Interest income	77	240	148	172	226	497	1,669	2,187

Other income (loss) (1)	842	1,509	2,112	(5,938)	10,367	5,072	(12,061)	555
Total revenues	209,588	220,775	185,560	192,246	224,666	216,235	196,236	243,138
Expenses
Compensation and employee benefits	141,109	144,663	156,053	135,139	146,575	145,548	137,583	176,462

Communications and market data	10,695	11,886	11,864	11,661	11,240	11,498	12,245	12,640
Travel and promotion	9,341	8,893	9,509	8,280	8,550	7,480	8,897	11,845
Rent and occupancy (2)	5,255	5,431	5,343	5,470	4,778	4,734	4,811	14,399
Depreciation and amortization	7,844	8,184	7,959	7,680	8,015	7,839	7,827	7,192
Professional fees	6,247	6,597	4,674	4,508	4,129	5,091	6,081	7,756
Clearing fees	7,554	7,424	6,988	7,153	8,106	8,107	9,706	12,026
Interest	2,730	2,575	2,645	2,769	2,657	2,469	3,993	3,508
Other expenses (1), (2)	4,434	5,008	6,046	5,170	4,366	5,344	5,445	7,887
Total expenses	195,209	200,661	211,081	187,830	198,416	198,110	196,588	253,715

Income (loss) before income taxes	14,379	20,114	(25,521)	4,416	26,250	18,125	(352)	(10,577)
Provision for (benefit from) income taxes	3,955	6,738	(11,070)	1,633	9,894	6,525	(544)	(3,861)
Net income (loss)	$10,424	$13,376	$(14,451)	$2,783	$16,356	$11,600	$192	$(6,716)

(1) Certain software development contract revenues were previously presented in a line item called “Contract revenue” and have been combined into “Other income (loss)” to conform with the presentation for the three month period ended December 31, 2009.  Certain expenses related to these software development contracts were presented as “Contract costs” in the consolidated statements of income and have been combined into “Other expenses” to conform with the presentation for the three month period ended December 31, 2009.  The amounts that were combined for the respective revenue and costs for each period presented above were as follows:

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(dollars in thousands)
Contract Revenue	$—	$97	$5	$28	$—
Contract Costs	$—	$2	$—	$46	$—

(2) Certain amounts totaling $538, $519 and $416 related to insurance expense were previously presented in the “Rent and occupancy” line item in the consolidated statements of income for the three month periods ended September 30, June 30 and March 31, 2009, respectively, but should have been presented in “Other expenses” in the consolidated statements of income for those periods.  These amounts have been properly reclassified to “Other expenses” for those periods.  Certain amounts totaling $552 and $570 for the three month periods ended December 31 and September 30, 2008 respectively, were also reclassified to conform to current year presentation.

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Revenues
Brokerage revenues:
Agency commissions	65.7%	65.1%	62.0%	62.1%	54.1%	58.0%	73.2%	75.1%
Principal transactions	27.0	27.3	28.9	33.8	35.4	33.4	25.6	18.0
Total brokerage revenues	92.7	92.4	90.9	95.9	89.5	91.4	98.8	93.1

Software, analytics and market data	6.9	6.7	7.9	7.1	5.8	6.0	6.5	5.8
Interest income	0.0	0.1	0.1	0.1	0.1	0.2	0.9	0.9
Other income (loss)	0.4	0.8	1.1	(3.1)	4.6	2.4	(6.1)	0.2
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	67.3%	65.5%	84.1%	70.3%	65.2%	67.3%	70.1%	72.6%

Communications and market data	5.1	5.4	6.4	6.1	5.0	5.3	6.2	5.2
Travel and promotion	4.5	4.0	5.1	4.3	3.8	3.5	4.5	4.9
Rent and occupancy	2.5	2.5	2.9	2.8	2.1	2.2	2.5	5.9

Depreciation and amortization	3.7	3.7	4.3	4.0	3.6	3.6	4.0	3.0
Professional fees	3.0	3.0	2.5	2.3	1.8	2.4	3.1	3.2
Clearing fees	3.6	3.4	3.8	3.7	3.6	3.7	4.9	4.9
Interest	1.3	1.2	1.4	1.4	1.2	1.1	2.0	1.4
Other expenses	2.1	2.3	3.3	2.7	2.0	2.5	2.8	3.2
Total expenses	93.1%	91.0%	113.8%	97.6%	88.3%	91.6%	100.2%	104.4%

Income (loss) before income taxes	6.9	9.0	(13.8)	2.4	11.7	8.4	(0.2)	(4.4)
Provision for (benefit from) income taxes	1.9	3.1	(6.0)	0.8	4.4	3.0	(0.3)	(1.6)
Net income (loss)	5.0%	5.9%	(7.8)%	1.6%	7.3%	5.4%	0.1%	(2.8)%

Liquidity and Capital Resources

Net cash provided by operating activities was $17.2 million for the six months ended June 30, 2010, compared with $54.9 million provided by operating activities for the six months ended June 30, 2009, a decrease of $37.7 million. This decrease is, in large part, attributable to an increase in working capital employed in the business of $35.8 million for the six months ended June 30, 2010 relative to the same period in 2009 and a decrease in net income of $4.2 million from $28.0 million for the six months ended June 30, 2009 to $23.8 million for the six months ended June 30, 2010. The decrease in working capital was primarily related to an increase of $40.8 million in the change in other assets, an increase of $6.5 million in the change in deposits with clearing organizations, an increase of $14.9 million in the change in commissions receivable, a decrease in the change in accrued compensation and accounts payable of $4.6 million, and was offset by a $29.9 million increase in the change in other liabilities. Offsetting the additional working capital deployed in the business and decrease in net income were items which reconcile net income to net cash used in operating activities such as depreciation, amortization of deferred compensation, unrealized foreign currency gains and losses, and other items which increased by $2.3 million as compared to the six months ended June 30, 2009.

Net cash used in investing activities for the six months ended June 30, 2010 was $7.8 million compared to $16.4 million used in the six months ended June 30, 2009. The decrease in cash used for investing activities was primarily attributable to a change of $19.9 million in net proceeds due to the settlement of foreign exchange derivative hedge contracts, partially offset by a net increase of $10.0 million related to the purchases of certain investments and $2.3 million for capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2010 was $33.6 million, compared to $47.4 million used in financing activities for the six months ended June 30, 2009.  The decrease in cash used in financing activities as compared to the six months ended June 30, 2009 primarily related to a reduction of $19.0 million in repayments of borrowings under our Credit Agreement, offset by increases of $3.0 million in repurchases of common stock and $4.0 million in cash paid for taxes on the vesting of RSUs.  See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd. and GFI Korea Money Brokerage Limited. These subsidiaries are subject to the regulatory capital and compliance requirements described in Note 13 to the Condensed Consolidated Financial Statements.  At June 30, 2010, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements.  See Note 13 to the Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements.  In addition, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business.

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

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$111,688	$12,998	$20,990	$15,019	$62,681
Short-term borrowings (1)	105,000	105,000	—	—	—
Interest on Long-term obligations	14,706	4,902	9,804	—	—
Long-term obligations	60,000	—	60,000	—	—
Purchase obligations(2)	26,770	19,964	6,806	—	—
Total	$318,164	$142,864	$97,600	$15,019	$62,681

(1)                                  Amounts listed under Short-term borrowings represent outstanding borrowings under our Credit Agreement and vary from the Short-term borrowings reflected in our financial statements because our financial statements reflect the total debt net of unamortized deferred financing fees.   See Note 6 to the Condensed Consolidated Financial Statements for further information.

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

We have unrecognized tax benefits of approximately $8.9 million determined in accordance with ASC 740-10 (formerly Financial Accounting Standards Board Interpretation No. 48, Uncertainty in Income Taxes, an interpretation of SFAS No. 109).  Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all such liabilities which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2010.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is now a sub-topic within ASC 855-10 Subsequent Events (“ASC 855-10”). ASC 855-10 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles. ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009, and has been applied prospectively by us. In February 2010, the FASB amended ASC 855-10 through the issuance of Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removed the requirement for an SEC filer to disclose the date of final review for disclosure of subsequent events and was effective upon issuance. See Note 16 for disclosures on

Subsequent Events.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, which is now a sub-topic within ASC 810 Consolidation. This guidance was codified by the FASB in December 2009 through the issuance of Accounting Standards Update No. 2009-17 (“ASU 2009-17”) Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests provide a controlling financial interest in a variable interest entity. The determination is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. The adoption of ASU 2009-17 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2009-13 to have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require new disclosures, including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. ASU 2010-06 provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements and the adoption of ASU 2010-06 with respect to disclosures of the roll forward of activity in Level 3 fair value measurements is not expected to have a material impact on our consolidated financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2009 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the six months ended June 30, 2010.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the six months ended June 30, 2010.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations.  If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $3.8 million as of June 30, 2010.

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

The staff of the Market Regulation Department of the Financial Industry Regulatory Authority Inc. (or “FINRA”) (the “Staff”) has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them in 2005 and 2006 by certain dealers for brokering transactions in credit default swaps. GFI Securities LLC has been cooperating with the Staff in this inquiry by responding to requests for documents, testimony and other information. In January 2009, the Staff advised GFI Securities LLC that it has made a preliminary determination to recommend disciplinary action in connection with allegedly improper communications between certain of GFI Securities LLC’s brokers and those at other interdealer brokers, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All but one of these brokers who made the allegedly improper communications resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. During the past few months, certain of the other inter-dealer brokerage firms that were the subject of the same inquiry have settled the matter. In the event that GFI Securities LLC and FINRA are unable to reach a settlement soon on this matter, FINRA has indicated that it will file a complaint against GFI Securities LLC based on these allegations which, if brought and/or settled, could result in a censure, fine or other sanction. GFI Securities LLC intends to vigorously contest any such disciplinary action which, if brought and/or settled, could result in a censure, fine or other sanction.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 27, 2010, GFI Group Inc. and GFI Group LLC (collectively “GFI”) and a mortgage-backed securities brokerage firm entered into an equity purchase agreement (the “Equity Purchase Agreement”) pursuant to which GFI acquired the firm. In connection with the acquisition, on June 4, 2010, GFI Group, Inc. issued 681,433 shares of its common stock, par value $.01, (“Common Stock”) as part of the purchase price.

The issuance of the shares of Common Stock pursuant to the Equity Purchase Agreement is exempt from the registration requirements under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended June 30, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April
Stock Repurchase Program (a)	325,000	$5.79	325,000	5,068,646
Employee Transactions (b)	58,880	$6.00	N/A	N/A

May
Stock Repurchase Program (a)	325,000	$6.39	325,000	5,315,578
Employee Transactions (b)	8,564	$6.17	N/A	N/A

June
Stock Repurchase Program (a)	325,000	$6.13	325,000	5,364,825
Employee Transactions (b)	21,308	$5.81	N/A	N/A

Total
Stock Repurchase Program (a)	975,000	$6.10	975,000	5,364,825
Employee Transactions (b)	88,752	$5.97	N/A	N/A

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

(c)  Amounts disclosed in this column include the number of RSUs granted by the Company and the number of shares issued upon the exercising of stock options less the number of shares repurchased by the Company on the open market for the current calendar year through June 30, 2010.

ITEM 6.                    EXHIBITS

Exhibits:

Exhibit No.	Description
10.1	Second Amendment to the GFI Group Inc. 2008 Equity Incentive Plan
15	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2010.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)