Form 10-Q
period 2010-09-30
GFI Group Inc.
filed 2010-11-09
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of shares of registrant’s common stock outstanding on October 29, 2010 was 121,455,286.

Part I—Financial Information

Item 1.	Financial Statements
Condensed Consolidated Statements of Financial Condition as of September 30, 2010 (unaudited) and December 31, 2009
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)
Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 (unaudited) and September 30, 2009 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
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

PART I—FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$318,026	$342,379
Cash segregated under federal and other regulations	12,131	—
Deposits with clearing organizations	38,908	11,065
Commissions receivable, net of allowance for doubtful accounts of $2,077 and $4,099 at September 30, 2010 and December 31, 2009, respectively	112,068	87,354
Receivables from brokers, dealers and clearing organizations	401,792	87,737
Property, equipment and leasehold improvements, net of depreciation and amortization of $134,483 and $108,902 at September 30, 2010 and December 31, 2009, respectively	64,243	65,334
Goodwill	261,606	210,758
Intangible assets, net	55,471	40,123
Other assets	157,858	107,344
TOTAL ASSETS	$1,422,103	$952,094

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accrued compensation	$91,807	$106,286
Accounts payable and accrued expenses	58,591	48,845
Payables to brokers, dealers and clearing organizations	256,821	68,131
Payables to clearing services customers	165,207	—
Short-term borrowings, net	129,649	114,069
Long-term obligations, net	59,712	59,619
Other liabilities	137,701	71,042
Total Liabilities	$899,488	$467,992
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 126,264,485 and 120,860,100 shares issued at September 30, 2010 and December 31, 2009, respectively	1,263	1,209
Additional paid in capital	339,189	296,430
Retained earnings	215,401	212,059
Treasury stock, 4,461,767 and 2,433,527 shares of common stock at cost, at September 30, 2010 and December 31, 2009, respectively	(34,531)	(22,901)
Accumulated other comprehensive income (loss)	229	(2,695)
Total Stockholders’ Equity	521,551	484,102
Non-controlling interests	1,064	—
Total Equity	522,615	484,102
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,422,103	$952,094

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Brokerage revenues:
Agency commissions	$125,011	$119,396	$406,465	$366,283
Principal transactions	49,677	64,989	166,499	216,770
Total brokerage revenues	174,688	184,385	572,964	583,053
Clearing services revenues	21,553	—	21,553	—
Equity in earnings of unconsolidated brokerage businesses	1,632	—	1,632	—
Software, analytics and market data	14,905	13,627	44,324	39,698
Interest income	914	172	1,231	895
Other (loss) income	(3,945)	(5,938)	(1,594)	9,501
Total revenues	209,747	192,246	640,110	633,147
EXPENSES:
Compensation and employee benefits	133,345	135,139	419,117	427,262
Execution, clearing and settlement fees	26,616	7,153	41,594	23,366
Communications and market data	13,788	11,661	36,369	34,399
Travel and promotion	8,665	8,280	26,899	24,310
Rent and occupancy (1)	5,867	5,470	16,553	14,982
Depreciation and amortization	8,851	7,680	24,879	23,534
Professional fees	7,055	4,508	19,899	13,728
Interest	3,204	2,769	8,509	7,895
Other expenses (1)	5,741	5,170	15,183	14,880
Total expenses	213,132	187,830	609,002	584,356
(LOSS) INCOME BEFORE (BENEFIT FROM) PROVISION FOR INCOME TAXES	(3,385)	4,416	31,108	48,791
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(1,050)	1,633	9,643	18,052
NET (LOSS) INCOME BEFORE ATTRIBUTION TO NON-CONTROLLING SHAREHOLDERS	(2,335)	2,783	21,465	30,739
Less: Net income attributable to non-controlling interests	151	—	151	—
GFI’s NET (LOSS) INCOME	$(2,486)	$2,783	$21,314	$30,739

Basic (loss) earnings per share available to common shareholders	$(0.02)	$0.02	$0.18	$0.26
Diluted (loss) earnings per share available to common shareholders	$(0.02)	$0.02	$0.17	$0.25
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	121,943,158	118,062,749	120,059,960	118,117,384
Diluted	121,943,158	122,552,882	124,665,379	121,382,317

Dividends declared per share of common stock	$0.05	$0.05	$0.15	$0.15

(1) As adjusted — see Note 2

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
NET (LOSS) INCOME BEFORE ATTRIBUTION TO NON-CONTROLLING SHAREHOLDERS	$(2,335)	$2,783	$21,465	$30,739
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment, net of tax	3,872	222	3,051	1,345
Unrealized gain (loss) on available for sale securities, net of tax	153	388	(127)	533
COMPREHENSIVE INCOME	$1,690	$3,393	$24,389	$32,617
Net income attributable to non-controlling interests	151	—	151	—
GFI’S COMPREHENSIVE INCOME	$1,539	$3,393	$24,238	$32,617

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling shareholders	$21,465	$30,739
Less net income attributable to non-controlling interests	151	—
GFI’s net income	21,314	30,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,879	23,534
Amortization of loan fees	701	529
Provision for doubtful accounts	(276)	2,992
Deferred compensation	20,189	19,564
Provision for deferred taxes	(9,886)	20,279
Gains on foreign exchange derivative contracts, net	(2,659)	(1,221)
Gains from equity method investments, net	(181)	(1,131)
Tax expense related to share-based compensation	1,679	1,150
Other non-cash charges, net	116	(580)
(Increase) decrease in operating assets:
Cash segregated under federal and other regulations	(4,045)	—
Deposits with clearing organizations	(11,110)	(2,491)
Commissions receivable	(5,402)	8,195
Receivables from brokers, dealers and clearing organizations	(219,206)	(253,543)
Other assets	(20,410)	9,698
(Decrease) increase in operating liabilities:
Accrued compensation	(14,659)	(40,955)
Accounts payable and accrued expenses	(15,000)	(6,310)
Payables to brokers, dealers and clearing organizations	188,690	251,864
Payables to clearing services customers	48,584	—
Other liabilities	31,304	(7,094)
Cash provided by operating activities	34,622	55,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(12,508)	—
Issuance of notes receivable	(800)	—
Proceeds from notes receivable	1,000	—
Proceeds from other investments	789	1,982
Purchases of other investments	(19,985)	(583)
Purchase of property, equipment and leasehold improvements	(11,790)	(10,263)
Proceeds (payments) on foreign exchange derivative contracts, net	5,170	(13,632)
Cash used in investing activities	(38,124)	(22,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	40,000	—
Repayment of short-term borrowings	(25,000)	(35,000)
Repurchases of common stock	(11,630)	(2,970)
Cash dividends paid	(17,972)	(17,673)
Payment of loan fees	(449)	(796)
Proceeds from exercise of stock options	511	58
Cash paid for taxes on vested restricted stock units	(6,317)	(3,088)
Tax expense related to share-based compensation	(1,679)	(1,150)
Cash used in financing activities	(22,536)	(60,619)
Effects of exchange rate changes on cash and cash equivalents	1,685	1,816

DECREASE IN CASH AND CASH EQUIVALENTS	(24,353)	(26,080)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,379	342,375
CASH AND CASH EQUIVALENTS, END OF PERIOD	$318,026	$316,295

SUPPLEMENTAL DISCLOSURE:
Interest paid	$9,260	$8,338
Income taxes paid, net of refunds	$13,546	$18,906

Non-Cash Investing and Financing Activities:

During the nine months ended September 30, 2010, in connection with the business combinations described in Note 4, the Company recorded $27,314 within Other liabilities and recorded the following items within Stockholders’ Equity: $20,088 related to the issuance of 3,492,095 shares of the Company’s common stock and $7,620 related to 1,339,158 of contingently issuable shares of the Company’s common stock.  Additionally, during the nine months ended September 30, 2010 the Company recorded $2,286 with respect to the issuance of 414,938 shares of the Company’s common stock in connection with the investment described in Note 5.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.     ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides brokerage services, clearing services, trading system software and market data and analytical software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited (“Fenics”), Trayport Limited (“Trayport”), and The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). As of September 30, 2010, Jersey Partners, Inc. (“JPI”) owned  approximately 42% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

Certain amounts totaling $538 and $1,473 related to insurance expense were previously presented in the “Rent and occupancy” line item in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively, but should have been presented in “Other expenses” in the Condensed Consolidated Statements of Operations for these periods. These amounts have been properly reclassified to “Other expenses” for this period.

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

Clearing Services Revenues—The Company charges fees to customers for clearing services provided on cash and derivative transactions. Clearing services revenues are recorded on a trade date basis as customer transactions occur and are presented net of any customer negotiated rebates.

Software, Analytics and Market Data Revenue Recognition—Software revenue consists primarily of fees charged for Trayport electronic trading software, which are typically billed on a subscription basis and recognized ratably over the term of the subscription period, which ranges from one to five years. Analytics revenue consists primarily of software license fees for Fenics pricing tools which are typically billed on a subscription basis and recognized ratably over the term of the subscription period, which is generally three years. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

The Company markets its software, analytics and market data products through its direct sales force and, in some cases, indirectly through resellers. In general, the Company’s license agreements for such products do not provide for a right of return.

Cash segregated under federal and other regulations—The Company may hold cash that belongs to our customers as support for their trading activities. As a result, certain of our subsidiaries are required to segregate or set aside such cash to satisfy regulations designed to protect customer assets.

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

In addition, the Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Derivative contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in Other (loss) income in the Condensed Consolidated Statements of Operations.

Payables to clearing services customers—Payables to clearing services customers include amounts due on cash and margin transactions, including futures contracts transacted on behalf of customers.

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

Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of  exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in Other (loss) income in the Condensed Consolidated Statements of Operations.  Net (gains) losses resulting from remeasurement of foreign currency transactions and balances were $(3,392) and $(2,307), respectively, for the three months ended September 30, 2010 and 2009 and $5,944 and $(5,220), respectively, for the nine months ended September 30, 2010 and 2009 and are included in Other (loss) income.

Share-Based Compensation—The Company’s share-based compensation consists of stock options and restricted stock units (“RSUs”). The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) (formerly SFAS No. 123(R), Share-Based Payment). This accounting guidance requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. In recent periods, the only share-based compensation issued by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company’s common stock, measured as of the closing price on the date of grant.

Other (Loss) Income—Included within Other (loss) income on the Company’s Condensed Consolidated Statements of Operations are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency transactions and balances and gains and losses on certain investments.

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

3.    RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	September 30, 2010	December 31, 2009
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$239,788	$65,651
Balance receivable from clearing organizations and financial institutions	153,373	22,086
Net pending trades	8,631	—
Total	$401,792	$87,737
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$222,557	$63,831
Balance payable to clearing organizations and financial institutions	34,264	577
Net pending trades	—	3,723
Total	$256,821	$68,131

Substantially all fail to deliver and fail to receive balances at September 30, 2010 and December 31, 2009 have subsequently settled at the contracted amounts.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

On July 1, 2010, the Company acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). The Company will acquire the residual 30% equity interest in Kyte for an additional cash payment to be made in or about the third quarter of 2013 in an amount to be determined pursuant to a formula based on Kyte’s post-acquisition earnings. Kyte has been included in our consolidated financial statements as a wholly-owned subsidiary since the acquisition date, with a liability recorded for the future payment to be made in 2013. Included as part of the purchase price is £5,000 that was deposited into an escrow account with a third-party escrow agent and 1,339,158 contingently issuable shares of the Company’s common stock, all of which will be delivered to the selling shareholders of Kyte upon the satisfaction of certain conditions related to one of Kyte’s investments in a third party.  Kyte, which is a member of leading exchanges including NYSE Euronext, NYSE LIFFE and Eurex, provides clearing, brokerage, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds.  Kyte also provides capital to start-up trading groups, small hedge funds, market-makers and individual traders. The Company acquired Kyte because of its expertise in listed derivative markets, its risk management platforms and its unique clearing, broking and investment services business model. The cash portion of the purchase price of the transaction was financed from the Company’s internal cash resources. The purchase price consisted of the following (in thousands):

Fair value of consideration transferred:
Cash paid at closing	$33,996
Cash paid for surplus working capital	7,050
Common stock issued at closing (2,810,662 shares)	15,993
Contingently issuable shares (1,339,158 shares)	7,620
Estimated future purchase commitment	19,264
Total	$83,923

The fair value of the 4,149,820 common shares issued and issuable was determined based on the closing market price of the Company’s common shares on July 1, 2010, the closing date of the acquisition.

The future purchase commitment requires the Company to pay an additional cash payment based on the performance of Kyte during the three year period ending June 30, 2013. The Company elected the fair value option for this purchase commitment as of the date of acquisition and determined the fair value using the income approach. Subsequent changes in the fair value of the future purchase commitment are recorded in Other (loss) income in the Condensed Consolidated Statement of Operations.  The fair value of the future purchase commitment at the acquisition date was $19,264 which has been recorded as a liability within Other liabilities. The key assumptions in applying the income approach are as follows: 17.7%  discount rate and forecasted financial information for Kyte for the three year period ending June 30, 2013. As of September 30, 2010, there were no significant changes to the assumptions used to develop the estimates and the amount accrued in the financial statements increased by $1,500 due to an increase in the net present value of the liability due to the passage of time and foreign currency translation.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

This acquisition was accounted for as a business combination under the acquisition method. Assets acquired and liabilities assumed were recorded at their fair values as of July 1, 2010.   Management determined the fair value of the identifiable intangible assets acquired based upon an independent valuation performed by a third-party specialist. The purchase price allocation, as presented below, was translated into U.S. dollars based on the foreign exchange rate on July 1, 2010:

		Useful Life
Assets:
Cash	$21,488
Cash segregated under federal and other regulations	8,086
Deposits at clearing organizations	16,734
Commissions receivable	19,035
Receivables from brokers, dealers and clearing organizations	94,849

Intangible assets subject to amortization-
Customer relationships	14,485	6 Years
Trade name	1,020	10 Years
Internally developed software	3,170	3 Years
Non compete agreements	211	5 Years
Unfavorable contracts	(1,219)	3 Years
Goodwill	46,210
Other assets	14,678
Total assets acquired	238,747

Liabilities and non-controlling interests:
Accounts payable and accrued expenses	24,925
Payables to clearing services customers	116,623
Other liabilities	12,539
Non-controlling interests	737
Total liabilities and non-controlling interests assumed	154,824

Net assets acquired	$83,923

Total intangible assets acquired in the Kyte transaction that are subject to amortization totaled $17,667 and have a weighted-average useful life of approximately 6 years.

All of the goodwill acquired was assigned to our Clearing, Execution and Trading segment. None of the goodwill is expected to be deductible for income tax purposes.

In connection with the Kyte acquisition, we recognized $2,301 of acquisition related costs that were expensed in the current period and are included in Professional fees and Other expenses in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The amounts of revenue and net loss of Kyte included in the Company’s Condensed Consolidated Statement of Operations from the acquisition date to the period ending September 30, 2010 are as follows:

Revenue and net loss included in the Condensed Consolidated Statement of Operations from July 1, 2010 to September 30, 2010

Revenue	$26,383
Net loss	$(1,582)

Goodwill activity for the nine months ended September 30, 2010 is as follows:

	December 31, 2009	Goodwill acquired	Foreign currency translation	September 30, 2010
Goodwill
Americas Brokerage	$80,249	$3,040	$—	$83,289
EMEA Brokerage	1,818	—	—	1,818
Asia Brokerage	—	—	—	—
Clearing, Execution and Trading	—	46,210	1,598	47,808
All Other	128,691	—	—	128,691
	$210,758	$49,250	$1,598	$261,606

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

Intangible assets consisted of the following:

	September 30, 2010			December 31, 2009
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized Intangible assets:
Customer base/relationships	$63,477	$15,461	$48,016	$47,292	$12,064	$35,228
Trade names	8,791	4,612	4,179	7,771	4,003	3,768
Core technology	6,400	3,329	3,071	3,230	3,230	—
Non compete agreements	3,874	2,939	935	3,323	2,683	640
Favorable (unfavorable) lease agreements	(599)	257	(856)	620	260	360
Patents	31	15	16	31	14	17
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110
Total	$82,084	$26,613	$55,471	$62,377	$22,254	$40,123

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Amortization expense for the three months ended September 30, 2010 and 2009 was $2,114 and $1,356, respectively, and $4,941 and $4,084 for the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, expected amortization expense for the definite lived intangible assets is as follows:

2010 (remaining three months)	$2,496
2011	9,083
2012	7,925
2013	6,219
2014	5,723
Thereafter	23,915
Total	$55,361

5.    OTHER ASSETS

On February 28, 2010, the Company purchased a 40% interest in the outstanding membership interests of an independent brokerage firm with a proprietary trading platform. The aggregate purchase price was comprised of $8,000 in cash and 414,938 shares of the Company’s common stock. The target retained $6,000 of the cash portion of the purchase for working capital. This investment is included within Other assets and accounted for under the equity method. Additionally, the Company committed to purchase the remaining membership interests in increments of 20% over the next 3 years, subject to customary closing conditions. The purchase price for the remaining membership interests will be paid in cash and established by a formula based on the target’s future results of operations. Included in Other assets at December 31, 2009 was a note receivable from the target in the amount of $1,000 which was forgiven by the Company and credited against the purchase price described above at closing.

On August 1, 2010, the Company purchased a 33% interest in the outstanding membership interests of an independent CFTC-registered Futures Commission Merchant for $11,000 in cash. The firm is also a Foreign Exchange Dealer member of the National Futures Association and provides direct market access in certain foreign exchange markets. This investment will be accounted for under the equity method.

6.    SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

In January 2008, pursuant to a note purchase agreement with certain institutional investors (the “2008 Note Purchase Agreement”), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the “Senior Notes”) in a private placement.  The Senior Notes currently bear interest at 7.17%.  From June 2008 until June 2010, the Senior Notes bore interest at 8.17% due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers pursuant to generally applicable insurance regulations for U.S. insurance companies. The Senior Notes ceased to accrue this premium interest in June 2010, when the risk based capital factor attributed to the Senior Notes was subsequently reduced.  Interest is payable semi-annually in arrears on the 30th of January and July.  The Company’s obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company’s subsidiaries.  The 2008 Note Purchase Agreement includes operational covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions.  At September 30, 2010, the Senior Notes were recorded net of unamortized deferred financing fees of $288 and the Company was in compliance with all applicable covenants at September 30, 2010 and December 31, 2009.

The Company maintains a credit agreement with Bank of America, N.A. and certain other lenders (as amended, the “Credit Agreement”). The Credit Agreement provides for maximum borrowings of $175,000, which includes up to $50,000 for letters of credit, and has an expiration date of February 24, 2011.  Revolving loans may be either base rate loans or currency rate loans. Currency rate loans bear interest at the annualized rate of one-month LIBOR plus the application margin, letter of credit fees per annum are equal to the applicable margin times the outstanding amount drawn under such letter of credit and base rate loans bear interest at a rate per annum equal to a base rate plus the applicable margin in effect for that

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and currency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At September 30, 2010, in relation to currency rate loans, the applicable margin was 2.50% and the one-month LIBOR was 0.26% and, in relation to base rate loans, the applicable margin was 1.25% and the prime rate was 3.25%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company’s subsidiaries. The Credit Agreement ranks pari passu with the Senior Notes in relation to the security provided by the Company in support of both obligations.

The Company had outstanding borrowings under its Credit Agreement as of September 30, 2010 and December 31, 2009 as follows:

	September 30,	December 31,
	2010	2009
Loan Available (1)	$175,000	$175,000
Loans Outstanding	$130,000	$115,000
Letters of Credit Outstanding	$—	$7,172

(1)          Amounts available include up to $50,000 for letters of credit as of September 30, 2010 and December 31, 2009.

The Company’s commitments for outstanding letters of credit relate to potential collateral requirements associated with our matched principal business.  Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

The weighted average interest rate of the outstanding loans was 2.82% at September 30, 2010 and 2.73% at December 31, 2009.  At September 30, 2010 and December 31, 2009, short-term borrowings under the Credit Agreement were recorded net of unamortized deferred financing fees of $351 and $931, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at September 30, 2010 and December 31, 2009, respectively.

7.    STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management provided that such amounts do not exceed, during any calendar year, the number of shares issued upon exercise of stock options plus the number of shares underlying grants of RSUs that are granted during such calendar year, or which  management reasonably anticipates will be granted in such calendar year. During the three months ended September 30, 2010, the Company repurchased 1,053,240 shares of its common stock on the open market at an average price of $5.33 per share for a total cost of $5,650, including sales commissions. During the nine months ended September 30, 2010, the Company repurchased 2,028,240 shares of its common stock on the open market at an average price of $5.70 per share for a total cost of $11,630, including sales commissions. During the three months ended September 30, 2009, the Company did not repurchase any of its common stock. During the nine months ended September 30, 2009, the Company repurchased 1,115,922 shares of its common stock on the open market at an average price of $2.63 per share for a total cost of $2,970, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

On each of March 29, May 28, and August 31, 2010, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,928, $5,956 and $6,088, respectively. On each of March 31, May 30, and August 28, 2009, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,883, $5,891, and $5,899, respectively. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

8.    EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings per share
GFI’s net (loss) income	$(2,486)	$2,783	$21,314	$30,739
Weighted average common shares outstanding	121,943,158	118,062,749	120,059,960	118,117,384
Basic (loss) earnings per share	$(0.02)	$0.02	$0.18	$0.26

Diluted earnings per share
GFI’s net (loss) income	$(2,486)	$2,783	$21,314	$30,739
Weighted average common shares outstanding	121,943,158	118,062,749	120,059,960	118,117,384
Effect of dilutive options, RSUs, restricted stock and other contingently issuable shares	—	4,490,133	4,605,419	3,264,933
Weighted average shares outstanding and common stock equivalents	121,943,158	122,552,882	124,665,379	121,382,317
Diluted (loss) earnings per share	$(0.02)	$0.02	$0.17	$0.25

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following:  1,767,927 RSUs and 109,156 options for the three months ended September 30, 2010; 1,086,671 RSUs for the three months ended September 30, 2009; 1,586,140 RSUs and 41,676 stock options for the nine months ended September 30, 2010; and 2,096,355 RSUs and 73,927 stock options for the nine months ended September 30, 2009.

As a result of the net loss for the three months ended September 30, 2010, common shares underlying options to purchase 183,162 shares of common stock and 3,454,053 RSUs, along with 1,754,096 shares that are contingently issuable, were excluded from the computation of diluted loss per share for that period.

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

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, and in certain cases, from treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan.  As of September 30, 2010, there were 8,480,526 shares of our common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased by the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as deferred compensation and amortized to compensation expense over the vesting period of the grants, which is generally three years.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the nine months ended September 30, 2010:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2009	10,208,185	$5.57
Granted	7,164,289	5.60
Vested	(2,828,373)	7.31
Cancelled	(666,419)	5.54
Outstanding September 30, 2010	13,877,682	5.24

The weighted average grant-date fair value of RSUs granted for the nine months ended September 30, 2010 was $5.60 per unit, compared with $3.97 per unit for the same period in the prior year. Total compensation expense and  related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Compensation expense	$6,894	$7,324	$20,189	$19,544
Income tax benefits	2,138	2,710	6,259	7,231

At September 30, 2010, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $58,207 and is expected to be recognized over a weighted-average period of 1.96 years.  The total fair value of RSUs vested during the nine months ended September 30, 2010 and 2009 was $20,675 and $21,743, respectively.

As of September 30, 2010, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the nine months ended September 30, 2010:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2009	641,436	$3.31	313,572	$3.19
Exercised	(30,420)	2.97	(171,656)	2.45
Cancelled	(4,212)	2.97	(844)	2.38
Outstanding September 30, 2010	606,804	$3.33	141,072	$4.10

During the nine months ended September 30, 2009, there were 6,000 stock options exercised under the GFI Group 2002 Plan and 10,836 stock options exercised under the GFInet 2000 Plan.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

10.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of September 30, 2010, the Company had total purchase commitments for market data of approximately $24,028 with $19,189 due within the next twelve months and $4,839 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $2,294, primarily related to network implementations in the U.S. and U.K., and $1,060 for hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $1,483 and fees for hosting and software licensing agreements of approximately $618 are due within the next twelve months.

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

In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte’s earnings, such payment to be made following June 30, 2013. See Note 4 to the Condensed Consolidated Financial Statements for further information.

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

The staff of the Market Regulation Department of the Financial Industry Regulatory Authority Inc. (“FINRA”) (the “Staff”) has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them in 2005 and 2006 by certain dealers for brokering transactions in credit default swaps. In October 2010, the Staff commenced a disciplinary proceeding by filing a complaint against GFI Securities LLC and four of its former employees in connection with allegedly improper communications between certain of these former employees and those at other interdealer brokerage firms, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All of the former employees of GFI Securities LLC who were named in the complaint resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. None of the Company’s current employees were named in the complaint. GFI Securities LLC intends to vigorously contest this disciplinary action which could result in a censure, fine or other sanction.

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

11.    FINANCIAL INSTRUMENTS WITH MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 16—Financial Instruments with Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2009 Form 10-K.  There have been no material changes to our off-balance sheet risk during the nine months ended September 30, 2010.

12.    FINANCIAL INSTRUMENTS

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value.  Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following September 30, 2010, substantially all have settled at the contracted amounts.  The Company’s marketable equity securities are recorded at fair value based on their quoted market price.  The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists.  The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The Company’s debt obligations are carried at historical amounts.  The fair value of the Company’s Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was approximately $61,910 at September 30, 2010.  The fair value of the Company’s short-term borrowings outstanding under the Credit Agreement approximated the carrying value on each of September 30, 2010 and December 31, 2009.

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

Valuation Techniques

The Company uses the following valuation techniques in valuing the financial instruments at September 30, 2010 and December 31, 2009:

The Company has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale securities and reported at fair value at September 30, 2010 and December 31, 2009.  To the extent that the values of the Company’s trading and available-for-sale marketable securities are based on quoted market prices in active markets, these securities were categorized as Level 1.

Fair value of the Company’s foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts and management’s own calculations and analyses.  At September 30, 2010 and December 31, 2009, the Company’s foreign exchange derivative contracts have been categorized in Level 2.

The fair value of trading securities owned as a result of matched principal transactions and principal trading business is estimated using either (i) recently executed transactions and market price quotations in active markets, which trading securities are primarily categorized as Level 1, or (ii) a modified Black Scholes model using observable market inputs, which trading securities are categorized as Level 2.

The fair value of the Company’s future purchase commitment and contingent consideration liabilities reflect inputs that are both unobservable and significant to the overall fair value measurement of these liabilities. These liabilities are categorized as Level 3.

In the three and nine months ended September 30, 2010 and 2009, we did not have any transfers amongst Level 1, Level 2 and Level 3.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Financial Assets and Liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting (1)	Total as of September 30, 2010
Assets
Equity securities	$10,880	$162	$—	$—	$11,042
Corporate bonds	—	3,031	—	—	3,031
Foreign exchange derivative contracts	—	115,808	—	(114,346)	1,462
Commodity derivative contracts	1,890	—	—	(1,890)	—
Fixed income derivative contracts	2,453	—	—	—	2,453
Equity derivative contracts	1,082	—	—	—	1,082
Liabilities
Equity securities	$2,767	$	$—	$—	$2,767
Corporate bonds	—	5,015	—	—	5,015
Foreign exchange derivative contracts	—	118,321	—	(114,361)	3,960
Commodity derivative contracts	2,069	—	—	(1,890)	179
Fixed income derivative contracts	3,817	—	—	—	3,817
Equity derivative contracts	1,293	—	—	—	1,293
Future purchase commitment and contingent consideration liabilities	—	—	23,754	—	23,754

(1)          Represents the impact of netting on a net-by-counterparty basis.

The Company’s financial instruments at fair value are included within Other assets and Other liabilities with the exception of futures derivative contracts of $179, which are included within Payables to brokers, dealers and clearing organizations.

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

The Company had no level 3 assets or liabilities as of December 31, 2009.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$—	$—	$—	$—
Total (gains) losses (realized/unrealized)
Included in earnings (or change in net assets)	809	—	809	—
Included in other comprehensive income	691	—	691	—
Purchases, issuances, and settlements	22,254	—	22,254	—
Transfers in and/or out of level 3	—	—	—	—
Ending balance	$23,754	$—	$23,754	$—

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$809	$—	$809	$—

Derivative Financial Instruments

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts.  For the nine months ended September 30, 2010 and the year ended December 31, 2009, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”) (formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended). Contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in Other (loss) income in the Condensed Consolidated Statements of Operations.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Fair values of derivative contracts on a gross basis as of September 30, 2010 and December 31, 2009 are as follows:

Derivatives not designated as hedging instruments under	September 30, 2010		December 31, 2009
ASC 815-10	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign exchange contracts (1)	$115,808	$118,321	$818	$804
Commodity contracts (2)	$1,890	$2,069	$—	$—
Fixed income contracts (1)	$2,453	$3,817	$—	$—
Equity contracts (1)	$1,082	$1,293	$—	$—

(1)                  Included within Other assets and Other liabilities.

(2)                  Included within Receivables from brokers, dealers and clearing organizations, and Payables to brokers, dealers and clearing organizations.

As of September 30, 2010, the Company had outstanding forward foreign exchange contracts with a combined notional value of $124,799.  Approximately $54,536 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at September 30, 2010.  The remaining contracts are hedges of anticipated future cash flows. In addition, the Company had outstanding long and short foreign exchange spot and options contracts of approximately $6,477,041 and $6,477,041, respectively. As of September 30, 2010, the Company also had outstanding long and short futures and forwards commodity contracts with notional values of approximately $899,409 and $1,021,819, respectively, long and short futures and options fixed income contracts with notional values of approximately $80,706 and $206,721, respectively, and long and short futures and options equity contracts with notional values of approximately $17,541 and $12,207, respectively.

As of December 31, 2009, the Company had outstanding forward foreign exchange contracts with a combined notional value of approximately $126,251.  Approximately $64,422 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at December 31, 2009.  The remaining contracts are hedges of anticipated future cash flows.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivatives	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Foreign exchange contracts	(1)	$(5,913)	$6,485
Commodity contracts	Principal transactions	1,707	5,547
Fixed income contracts	Principal transactions	1,127	1,127
Equity contracts	Principal transactions	445	445

(1) For the three months ended September 30, 2010, approximately $8,170 of losses on foreign exchange derivative contracts were included within Other (loss) income and approximately $2,257 of gains on foreign currency options were included within Principal transactions. For the nine months ended September 30, 2010, approximately $2,653 of gains on foreign exchange derivative contracts were included within Other (loss) income and approximately $3,832 of gains on foreign currency options were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivatives	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Foreign exchange contracts	Other income	$(8,742)	$1,221

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

GFI Brokers Limited, GFI Securities Limited, The Kyte Group Limited and Kyte Broking Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom (“FSA”).

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”).

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of September 30, 2010:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities L.L.C.
Regulatory capital	$23,744	$68,843	$62,968	$13,926	$3,339	$2,411
Minimum regulatory capital required	250	24,024	32,913	6,759	2,209	387
Excess regulatory capital	$23,494	$44,819	$30,055	$7,167	$1,130	$2,024

In addition to the minimum regulatory capital requirements outlined above, certain of the Company’s subsidiaries are subject to additional regulatory requirements.

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (or approximately $599), as defined under the FIEL.  In addition, GFI Securities Limited’s Japanese branch is also subject to the net capital rule promulgated by the FIEL, which requires that net worth, including “brought-in” capital, exceed a ratio of 120.0% of the risk equivalent amount including relevant expenditure.  At September 30, 2010, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements.

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $644).  At September 30, 2010, GFI (HK) Brokers Ltd. had stockholders’ equity of 22,453 Hong Kong dollars (or approximately $2,894), which exceeded the minimum requirement by 17,453 Hong Kong dollars (or approximately $2,250).

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore (“MAS”), which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,279), measured annually. At December 31, 2009, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 14,464 Singapore dollars (or approximately $10,295).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder.  As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,385). At September 30, 2010, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5,000,000 Korean Won.

14.    SEGMENT AND GEOGRAPHIC INFORMATION

Following the acquisition of Kyte on July 1, 2010, the Company created a new operating segment called “Clearing, Execution and Trading”. In this segment, the Company  provides clearing, risk management, settlement and other back-office services as well as capital to start-up trading groups, small hedge funds, market-makers and individual traders. The Company believes the addition of this new segment is appropriate as it best reflects how the Company is managed and the manner in which the Company’s performance is evaluated by the Company’s chief operating decision makers. As of July 1, 2010, the Company has four operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage, and (iv) Clearing, Execution and Trading. Additionally, the Company presents its operating segments as five reportable segments: the four operating segments described above plus All Other.  The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of the Company’s corporate business activities and operations from software, analytics and market data.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Americas Brokerage	$71,546	$75,421	$222,277	$254,416
EMEA Brokerage	83,833	93,411	293,180	282,622
Asia Brokerage	18,067	15,991	57,120	47,414
Clearing, Execution and Trading	26,383	—	26,383	—
All Other	9,918	7,423	41,150	48,695
Total Consolidated Revenue	$209,747	$192,246	$640,110	$633,147

Interest Income:
Americas Brokerage	$—	$—	$—	$—
EMEA Brokerage	1	—	3	1
Asia Brokerage	—	—	—	—
Clearing, Execution and Trading	754	—	754	—
All Other	159	172	474	894
Total Consolidated Interest Income	$914	$172	$1,231	$895

Interest Expense:
Americas Brokerage	$3	$13	$13	$25
EMEA Brokerage	213	160	555	431
Asia Brokerage	43	1	81	5
Clearing, Execution and Trading	723	—	723	—
All Other	2,222	2,595	7,137	7,434
Total Consolidated Interest Expense	$3,204	$2,769	$8,509	$7,895

Depreciation and Amortization:
Americas Brokerage	$—	$—	$—	$—
EMEA Brokerage	—	—	—	—
Asia Brokerage	—	—	—	—
Clearing, Execution and Trading	932	—	932	—
All Other	7,919	7,680	23,947	23,534
Total Consolidated Depreciation and Amortization	$8,851	$7,680	$24,879	$23,534

(Loss) Income before Income Taxes:
Americas Brokerage	$16,804	$15,594	$50,234	$57,230
EMEA Brokerage	22,617	29,959	92,445	91,654
Asia Brokerage	3,500	1,768	12,321	1,656
Clearing, Execution and Trading	(1,988)	—	(1,988)	—
All Other	(44,318)	(42,905)	(121,904)	(101,749)
Total Consolidated (Loss)/Income before Income Taxes	$(3,385)	$4,416	$31,108	$48,791

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

Geographic information regarding revenues for the three and nine months ended September 30, 2010 and 2009, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in each geographic area as of September 30, 2010 and December 31, 2009, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
United States	$71,493	$75,388	$220,516	$255,496
United Kingdom	96,112	77,890	285,481	262,026
Other	42,142	38,968	134,113	115,625
Total	$209,747	$192,246	$640,110	$633,147

	September 30, 2010	December 31, 2009
Long-lived Assets, as defined:
United States	$53,081	$56,348
United Kingdom	15,084	14,139
Other	4,830	4,489
Total	$72,995	$74,976

Revenues are attributed to geographic areas based on the location of the Company’s relevant subsidiary.

15.    OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Unrealized gain (loss) on available for sale securities
Before Tax Amount	$212	$504	$(177)	$704
Tax (Expense) Benefit	(59)	(116)	50	(171)
After Tax Amount	$153	$388	$(127)	$533
Foreign currency translation adjustment
Before Tax Amount	$6,756	$381	$5,348	$2,366
Tax Benefit (Expense)	(2,884)	(159)	(2,297)	(1,021)
After Tax Amount	$3,872	$222	$3,051	$1,345

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

16.    SUBSEQUENT EVENTS

In October 2010, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on  November 30, 2010 to shareholders of record on November 15, 2010.

On November 1, 2010, the Company purchased the remaining 67% of the shares of an over-the-counter brokerage business in the U.K. The aggregate purchase price was primarily comprised of £7,000 (or $11,229) in cash and 2,343,758 shares of the Company’s common stock, with a fair value of $11,156. The Company is in the process of completing the purchase price allocation related to this transaction. The acquired assets and assumed liabilities will be recorded by the Company at their estimated fair values which will be determined with the assistance of third party specialists.

Subsequent events have been evaluated for recording and disclosure in the notes to the Condensed Consolidated Financial Statements through the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of September 30, 2010, the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2010

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•	the risks and other factors described under the heading “Risk Factors” and elsewhere in this Form 10-Q and in our 2009 Form 10-K;

•

economic, political and market factors affecting trading volumes and volatility, securities prices, or demand for our brokerage, clearing, and execution services, including current conditions in the world economy and financial markets in which we provide our services;

•

the extensive regulation of the Company’s business, changes in laws and regulations governing our business and operations or permissible activities and our ability to comply with such laws and regulations, including the Dodd- Frank Wall Street Reform and Consumer Protection Act;

•	our ability to attract and retain key personnel, including highly qualified brokerage personnel;

•	our entrance into new brokerage markets, including investments in establishing new brokerage desks;

•	competition from current and new competitors;

•

risks associated with our matched principal and principal trading business, such as credit and market risks, including risks arising from specific brokerage transactions or series of brokerage transactions;

•	our ability to keep up with rapid technological change and to continue to develop and support our electronic brokerage, clearing and execution systems in a cost-effective manner;

•	future results of operations and financial condition and the success of our business strategies;

•

economic, political and market factors affecting trading volumes, securities prices, or demand for our brokerage, clearing, and execution services, including current conditions in the world economy and financial markets in which we provide our services;

•	financial difficulties experienced by our customers or key participants in the markets in which we provide our brokerage, clearing and execution services;

•	risks associated with our ability to assess and integrate potential acquisitions of businesses or technologies;

•	the maturing of key markets and any resulting contraction in commissions;

•	risks associated with the expansion and growth of our operations generally or of specific products or services, including, in particular, our ability to manage our international operations;

•	uncertainties associated with currency fluctuations;

•	our failure to protect or enforce our intellectual property rights;

•	uncertainties relating to litigation;

•

risks associated with our ability to meet liquidity and clearing capital requirements due to a range of factors, including the impact of the recent conditions in the world economy and the financial markets in which we provide our services; and

•	the effectiveness of our risk management policies and procedures.

The foregoing risks and uncertainties, as well as those risks discussed under the headings ‘‘Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, ‘‘Item 3—Quantitative and Qualitative Disclosures About Market Risk’’ and “Part II, Item 1A Risk Factors” and elsewhere in this Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the SEC and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Environment

As a leading provider of wholesale brokerage, clearing services, electronic execution and trading support services for global financial markets, our results of operations are impacted by a number of external market factors, including market volatility and transactional volumes, the organic growth or contraction of the derivative and cash markets in which we provide our brokerage services, the particular mix of transactional activity in our various products, the competitive and regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the dealers, hedge funds, traders and other market participants to whom we provide our services.  Outlined below are management’s observations of these external market factors during the most recent fiscal period. The factors outlined below are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

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

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  Despite slightly higher volatility year-over-year in the third quarter of 2010, dealers, hedge funds and other market participants in many of the markets in which we operate, specifically in the fixed income and equity markets, curtailed their trading activity in the third quarter. Our fixed income business continued to suffer from narrower credit spreads, on average, and competitive pressures. The U.S. economy continued to concern investors, as high unemployment and lower than expected GDP growth raised concerns of a slower than expected economic recovery during the quarter. In addition to the uncertainty around the direction of the global economy, we believe similar investor sentiment around derivatives regulation and market structure also contributed to depressed trading activity. The combination of these and other factors led to brokerage revenues being down slightly year-over-year in the third quarter of 2010.

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

The International Swaps and Derivatives Association (“ISDA”) released its Mid-Year 2010 Market Survey in October 2010 detailing the changes in global notional amounts outstanding in various OTC markets.  Notional amounts outstanding included new transactions and those from previous periods.  The ISDA statistics indicated that there was a decline in the notional amounts outstanding for two of the three derivative categories reported over the previous year-end and mid-year results as follows: (i) equity derivatives were down 27.3% year-over-year and 5.7%, sequentially (ii) credit default swaps were down 15.9% year over year and 13.7% sequentially, and (iii) interest rate derivatives, which include interest rate swaps and options and cross currency swaps, were up 4.8% year-over-year and 1.7% sequentially.

Many OTC derivatives products trended toward lower trading volumes in 2009 as market participants deployed less trading capital due to investor redemptions and reduced borrowing capacity.  Evidence of this trend was seen in the reduced transaction volumes of certain products traded on futures exchanges in 2009.  However, as the economy and markets showed signs of recovery in the first half of 2010, the year-over-year comparisons on futures exchanges returned to growth in many cases. For example, in the third quarter of 2010, the CME Group, Inc. reported a 14% increase in average overall daily volumes and the average daily OTC volume cleared through CME ClearPort was up 3% from the third quarter of 2009. In addition, IntercontinentalExchange, Inc. (“ICE”) reported a 20% increase in the average daily volume of its futures products and a 9% increase in the average daily commissions from its OTC energy products year-over-year for the third quarter.  However, revenues from ICE’s credit default swap trade execution, processing and clearing businesses were down 2% compared to the third quarter of 2009.

Our expansion into new products and geographical areas has historically contributed to growth in our brokerage revenues. For example, we recently invested in new brokerage businesses in ethanol and mortgage-backed securities in the U.S. In the U.K, we completed the acquisition of The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”) on July 1, 2010, which, together, provide clearing, brokerage, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds.  Kyte also provides capital to start-up trading groups, small hedge funds, market-makers and individual traders.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage and technology development personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the third quarter of 2010.  The consolidation and personnel layoffs by dealers, hedge funds and other market participants over the last few years also led to increased competition to provide brokerage services to a smaller number of market participants in the near term. Additionally, many of the large dealer firms continue to commit additional resources, including hiring additional brokerage personnel and committing additional capital in the cash markets, which led us to reduce our corporate fixed income presence in the U.S. Despite these factors, there were indications in the first nine months of 2010 that trading activity by our customers increased year-over-year in certain derivative markets.

During the last two years, we believe that the legislative and regulatory proposals for increased transparency, position limits and collateral or capital requirements caused increased uncertainty in the markets and led investors and banks to commit less capital to many OTC markets. In the second quarter of 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) and the CFTC and SEC began the process of proposing rules to implement the new statutory provisions of the Act.  We are optimistic that the regulatory solutions, including centralized clearing, increased transparency and centralized trade reporting, will be generally beneficial to the long-term health of the broader financial markets, although we believe that it will continue to depress near-term volumes in certain derivative markets as the details behind the regulations are agreed upon and put in place. The legislation in the U.S. requires certain OTC derivatives to be executed through a registered exchange or “swap execution facility”.  We believe that we will be able to qualify as a swap execution facility and we believe that our product expertise, proven technology, depth of liquidity and long-standing relationships position us well to capture any newly created opportunities in these markets.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by our ability to generate revenue growth and the amount of compensation and benefits we provide to our employees.  The following factors had a significant impact on our revenues and employee costs during the three month period ended September 30, 2010:

Our revenues increased 9.1% to $209.7 million for the three months ended September 30, 2010 from $192.2 million for the three months ended September 30, 2009. The main factors contributing to this increase in our revenues were:

•                  $26.4 million in revenues contributed from Kyte, which was acquired on July 1, 2010;

•                  Improved economic and market conditions in certain emerging markets and Asia;

•                  Increased trading activity in certain financial and commodity product markets in which we have a leading market share;

•                  Higher share and commodity values, on average, as they relate directly to the commissions revenue we receive in certain equity and commodity products, respectively, in Europe;

•                  Increased electronic trading activity in Europe and the U.S. on our hybrid brokerage platforms;

•                  Contributions from new brokerage desks and new brokers hired across all product categories; and

•                  The strong performance of our Trayport subsidiary.

Partially offsetting these factors were several negative factors that affected our brokerage and other revenues, including:

•                  Increased competition in certain cash fixed income markets globally, which led us to reduce our corporate fixed income presence in the U.S;

•                  Slower market conditions in Europe resulting from the European debt crisis the previous quarter;

•                  Lower cash equity and equity derivative trading volumes in the U.S. and Europe;

•                  Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets; and

•                  Narrower credit spreads, on average, as they relate directly to certain cash fixed income desk revenues.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits expense decreased 1.3% to $133.3 million for the three months ended September 30, 2010 from $135.1 million for the three months ended September 30, 2009.

Our compensation and employee benefits for all employees have both a fixed and variable component.  Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits.  Within overall compensation and employee benefits, the employment costs of our brokerage personnel are the key component.  Bonuses for brokerage personnel are primarily based on the operating results of their related brokerage desk as well as their individual performance.  For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation.  Broker performance bonuses decreased to $53.4 million for the three months ended September 30, 2010 from $56.1 million for the three months ended September 30, 2009.  A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period.

Further, we grant sign-on bonuses for certain newly-hired brokers or for certain of our existing brokers who agree to long-term employment agreements. Expenses relating to sign-on bonuses decreased to $6.9 million for the three months ended September 30, 2010 from $11.3 million for the three months ended September 30, 2009.  These sign-on bonuses may be paid in the form of cash or restricted stock units (“RSUs”) and are typically amortized over the term of the related employment agreement, which is generally two to four years.  These employment agreements typically contain forfeiture provisions for unvested RSUs or repayment of all or a portion of the sign-on bonus should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(dollars in thousands)
REVENUES:
Brokerage revenues:
Agency commissions	$125,011	$119,396	$406,465	$366,283
Principal transactions	49,677	64,989	166,499	216,770
Total brokerage revenues	174,688	184,385	572,964	583,053
Clearing services revenues	21,553	—	21,553	—
Equity in earnings of unconsolidated brokerage businesses	1,632	—	1,632	—
Software, analytics and market data	14,905	13,627	44,324	39,698
Interest income	914	172	1,231	895
Other (loss) income	(3,945)	(5,938)	(1,594)	9,501
Total revenues	209,747	192,246	640,110	633,147
EXPENSES:
Compensation and employee benefits	133,345	135,139	419,117	427,262
Execution, clearing and settlement fees	26,616	7,153	41,594	23,366
Communications and market data	13,788	11,661	36,369	34,399
Travel and promotion	8,665	8,280	26,899	24,310
Rent and occupancy	5,867	5,470	16,553	14,982
Depreciation and amortization	8,851	7,680	24,879	23,534
Professional fees	7,055	4,508	19,899	13,728
Interest	3,204	2,769	8,509	7,895
Other expenses	5,741	5,170	15,183	14,880
Total expenses	213,132	187,830	609,002	584,356
(Loss) income before (benefit from) provision for income taxes	(3,385)	4,416	31,108	48,791
(Benefit from) provision for income taxes	(1,050)	1,633	9,643	18,052
Net (loss) income before attribution to non-controlling shareholders	(2,335)	2,783	21,465	30,739
Net income attributable to non-controlling interests	151	—	151	—
GFI’s net (loss) income	$(2,486)	$2,783	$21,314	$30,739

The following table sets forth our condensed consolidated results of operations as a percentage of our total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES:
Brokerage revenues:
Agency commissions	59.6%	62.1%	63.5%	57.9%
Principal transactions	23.7	33.8	26.0	34.2
Total brokerage revenues	83.3	95.9	89.5	92.1
Clearing services revenues	10.3	—	3.4	—
Equity in earnings of unconsolidated brokerage businesses	0.8	—	0.3	—
Software, analytics and market data	7.1	7.1	6.9	6.3
Interest income	0.4	0.1	0.2	0.1
Other (loss) income	(1.9)	(3.1)	(0.3)	1.5
Total revenues	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Compensation and employee benefits	63.6	70.3	65.5	67.5
Execution, clearing and settlement fees	12.7	3.7	6.5	3.7
Communications and market data	6.6	6.1	5.7	5.4
Travel and promotion	4.1	4.3	4.2	3.8
Rent and occupancy	2.8	2.8	2.6	2.4
Depreciation and amortization	4.2	4.0	3.9	3.7
Professional fees	3.4	2.3	3.1	2.2
Interest	1.5	1.4	1.3	1.2
Other expenses	2.7	2.7	2.4	2.4
Total expenses	101.6%	97.6%	95.2%	92.3%
(Loss) income before (benefit from) provision for income taxes	(1.6)	2.4	4.8	7.7
(Benefit from) provision for income taxes	(0.5)	0.8	1.5	2.9
Net (loss) income before attribution to non-controlling shareholders	(1.1)	1.6	3.3	4.8
Net income attributable to non-controlling interests	0.1	—	0.0	—
GFI’s net (loss) income	(1.2)%	1.6%	3.3%	4.8%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

GFI’s net loss for the three months ended September 30, 2010 was $2.5 million as compared to net income of $2.8 million for the three months ended September 30, 2009, a decrease of $5.3 million. Total revenues increased by $17.5 million, or 9.1%, to $209.7 million for the three months ended September 30, 2010 from $192.2 million for the same period in the prior year. Our revenue for the three months ended September 30, 2010 increased primarily because of increased clearing services revenues attributable to Kyte, which we acquired on July 1, 2010, growth in our commodities and financial product businesses and the reasons set forth above under “Financial Overview”. However, we were adversely affected by foreign exchange rates in the third quarter of 2010 to the extent we earned revenues denominated in Euros and the British Pound as these currencies were weaker, on average, relative to the U.S. Dollar than in the third quarter of 2009.  Total expenses increased by $25.3 million, or 13.5%, to $213.1 million for the three months ended September 30, 2010 from $187.8 million for the prior year. Expenses for the three months ended September 30, 2010 increased primarily because of increased execution, clearing and settlement fees related to Kyte, higher professional and other fees associated with business development activity in the quarter also contributed to the increase in expenses, as did higher communications and market data. The increase in total expenses was partially offset by a decrease in compensation expense.

The following table sets forth the changes in revenues for the three months ended September 30, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
					Increase
	2010	%*	2009	%*	(Decrease)	%**
Revenues
Brokerage revenues:
Fixed Income	$52,975	25.3%	$68,235	35.5%	$(15,260)	(22.4)%
Equity	37,172	17.7	44,673	23.2	(7,501)	(16.8)
Financial	39,731	18.9	33,166	17.3	6,565	19.8
Commodity	44,810	21.4	38,311	19.9	6,499	17.0
Total brokerage revenues	174,688	83.3	184,385	95.9	(9,697)	(5.3)
Clearing services revenues	21,553	10.3	—	—	21,553	100.0
Other revenues	13,506	6.4	7,861	4.1	5,645	71.8
Total Revenues	$209,747	100.0%	$192,246	100.0%	$17,501	9.1%

*    Denotes % of total revenues.

**     Denotes % change in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

•                  Brokerage Revenues — We offer our brokerage services in four broad product categories: fixed income, equity, financial and commodity.  During the second quarter of 2010 we changed the name of our “credit products” category to “fixed income products” in order to better describe the full range of products it represents. Below is a discussion of our brokerage revenues by product category for the three months ended September 30, 2010 as compared to the same period in 2009.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) decreased by approximately 12.0% for the three months ended September 30, 2010, as compared to the same period from the prior year.

•                  The decrease in fixed income product brokerage revenues of $15.3 million in 2010 was due to a decline in U.S. and European cash fixed income revenues.  Narrower credit spreads, on average, and increased competition adversely affected our cash fixed income business, while our fixed income derivative revenues were up slightly compared to the third quarter of 2009 due to growth in U.S. and Asia.  Our fixed income product brokerage personnel headcount increased by 23 to 324 employees at September 30, 2010 from 301 employees at September 30, 2009.

•                  The decrease in equity product brokerage revenues of $7.5 million in 2010 was primarily due to lower revenues in the U.S., which were impacted by lower volatility and trading volumes.  This decrease was partially offset by higher share values, on average, which impact a portion of the revenues we generate in

Europe, as compared to the third quarter of 2009.  Our equity product brokerage personnel headcount increased by 9 to 244 employees at September 30, 2010 from 235 employees at September 30, 2009.

•                  The increase in financial product brokerage revenues of $6.6 million in 2010 was primarily attributable to improved market and economic conditions in certain emerging markets and Asia as well as the performance of new brokerage desks.  Our emerging market foreign exchange and interest rate derivative products exhibited strong growth year-over-year.  Our financial product headcount increased by 23 to 289 employees at September 30, 2010 from 266 employees at September 30, 2009.

•                  The increase in commodity product brokerage revenues of $6.5 million in 2010 was primarily attributable to higher commodity prices, on average,  and strong demand for certain commodity products, such as electricity and natural gas.  We also benefited from new hires in our energy and commodities product area in the U.S. and Europe and increased electronic trading activity in the U.S. and Europe on our EnergyMatch® hybrid brokerage platforms. Our commodity product brokerage personnel headcount increased by 19 to 295 employees at September 30, 2010 from 276 employees at September 30, 2009.

•                  Clearing Services Revenue

•                  Clearing services revenue was $21.6 million for the third quarter of 2010.  These revenues are entirely related to the operations of Kyte, which we acquired on July 1, 2010. As a result, there is no comparable revenue for clearing services in the third quarter of 2009. Kyte uses the services of third parties who act as general clearing members to clearing houses in order to clear cash and derivative products for its customers. Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are fully reimbursed and are therefore included in both revenues and expenses.

•                  Other Revenues

Other revenues were comprised of the following:

	For the Three Months Ended September 30,
	2010	2009
	(dollars in thousands)
Software, analytics and market data	$14,905	$13,627
Equity in earnings of unconsolidated brokerage businesses	1,632	—
Remeasurement of foreign currency transactions and balances	3,392	2,307
Net realized and unrealized losses from foreign currency hedges	(8,170)	(8,742)
Interest income	914	172
Other	833	497
Total other revenues	$13,506	$7,861

Other revenues increased by $5.6 million in the third quarter of 2010 to $13.5 million from $7.9 million in the same period in 2009. This increase was primarily driven by the $1.6 million equity in earnings of unconsolidated brokerage businesses related to investments in certain Kyte brokerage operations acquired on July 1, 2010, for which there is no comparable amount in the prior period.  In addition, revenues from software, analytics and market data increased by $1.3 million  primarily due to growth at our Trayport subsidiary, as well a net increase of $1.1 million related to the measurement of foreign currency transactions and balances. These foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions. We experienced $0.6 million less in net realized and unrealized foreign currency losses from foreign currency hedges in the three months ended September 30, 2010 as compared to the same period in 2009. Interest income in the quarter increased by $0.7 million due to interest earned on deposits from Kyte’s clearing customers.

Expenses

The following table sets forth the changes in expenses for the three months ended September 30, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Three Months Ended
	September 30,				Increase
	2010	%*	2009	%*	(Decrease)	%**
Expenses
Compensation and employee benefits	$133,345	63.6%	$135,139	70.3%	$(1,794)	(1.3)%
Execution, clearing and settlement fees	26,616	12.7	7,153	3.7	19,463	272.1
Communications and market data	13,788	6.6	11,661	6.1	2,127	18.2
Travel and promotion	8,665	4.1	8,280	4.3	385	4.6
Rent and occupancy	5,867	2.8	5,470	2.8	397	7.3
Depreciation and amortization	8,851	4.2	7,680	4.0	1,171	15.2
Professional fees	7,055	3.4	4,508	2.3	2,547	56.5
Interest	3,204	1.5	2,769	1.4	435	15.7
Other expenses	5,741	2.7	5,170	2.7	571	11.0
Total Expenses	$213,132	101.6%	$187,830	97.6%	$25,302	13.5%

*    Denotes % of total revenues

**     Denotes % change in the three months ended September 30, 2010 as compared to the three months ended September 30, 2009

•          Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expenses of $1.8 million in the third quarter of 2010 was primarily attributable to lower broker performance and sign-on bonus expenses, offset partially by higher broker salaries, payroll taxes and benefits from increased broker headcount, as well as $2.9 million related to Kyte.

•                  Total compensation and employee benefits as a percentage of total revenues decreased to 63.6% for the three months ended September 30, 2010 as compared to 70.3% for the same period in the prior year.  The lower compensation rate is primarily due to the addition of Kyte’s clearing services revenues and the comparatively lower compensation levels that support such revenues.

•                  Bonus expense represented 44.1% and 46.1% of total compensation and employee benefits expense for the three months ended September 30, 2010 and 2009, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 6.2% and 9.0% of total compensation and employee benefits for the three months ended September 30, 2010 and 2009, respectively.

•          Execution, Clearing and Settlement Fees

•                  Excluding the $21.0 million in fees related to Kyte, our execution, clearing and settlement fees, as a percentage of our total revenues from principal transactions revenues increased to 11.8% for the three months ended September 30, 2010, from 11.0% for the same period from the prior year. This increase was primarily due to the change in revenue mix between cash equity and cash fixed income products.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also includes fees incurred in certain equity transactions executed on an agency basis.

•                  The $21.0 million in execution, clearing and settlement fees related to Kyte represent 97.2% of clearing services revenue from Kyte in the quarter. The difference between clearing expenses and revenue will largely depend on the product and customer mix, offset partially by individually negotiated customer rebates.

•          All Other Expenses

•                The increase in communications and quotes expense of $2.1 million in the third quarter of 2010 was primarily attributable to $1.8 million of such expenses related to Kyte.

•                The increase in travel and promotion was primarily attributable to increased broker headcount. Travel and promotion, as a percentage of our total brokerage revenues for the three months ended September 30, 2010, increased to 5.0% from 4.5% for the same period from the prior year.

•                  The increase in rent and occupancy of $0.4 million was primarily due to an increase in rent and related costs from Kyte.

•                  The increase in professional fees of $2.5 million was primarily due to increased professional fees relating to the integration of Kyte as well as consulting and professional fees related to strategic projects.

•                  Our effective tax rate was 31.0% for the three months ended September 30, 2010 as compared to 37.0% for the same period in the prior year. The reduction in the effective tax rate was primarily due to a shift in the geographic mix of our earnings in favor of jurisdictions with lower tax rates.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

GFI’s net income for the nine months ended September 30, 2010 was $21.3 million as compared to GFI’s net income of $30.7 million for the nine months ended September 30, 2009, a decrease of $9.4 million or approximately 30.6%.  Total revenues increased by $7.0 million, or 1.1%, to $640.1 million for the nine months ended September 30, 2010 from $633.1 million for the same period from the prior year. Our revenue for the three months ended September 30, 2010 increased primarily because of increased clearing services revenues attributable to Kyte, which we acquired on July 1, 2010. Revenues also increased due to growth in our revenues from our commodities, financial and fixed income derivative brokerage businesses, as well as an increase in Trayport software revenues.  Partially offsetting this growth was weakness in U.S. equity and cash fixed income brokerage revenues globally. Our total brokerage personnel headcount increased by 74 to a total of 1,152 employees at September 30, 2010 from 1,078 employees at September 30, 2009. Total expenses increased by $24.6 million, or 4.2%, to $609.0 million for the nine months ended September 30, 2010 from $584.4 million for the same period from the prior year. Expenses increased primarily because of an increase in execution, clearing and settlement fees and the addition of other operating expenses from Kyte as well as higher professional fees attributable to strategic business development activities. This increase was offset partially by decreased compensation expense attributable to lower performance-based bonus expense as well as lower execution, clearing and settlement fees attributable to the decline in cash equities and fixed income volumes during the period.

The following table sets forth the changes in revenues for the nine months ended September 30, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
					Increase
	2010	%*	2009	%*	(Decrease)	%**
Revenues
Brokerage revenues:
Fixed Income	$185,269	28.9%	$223,727	35.3%	$(38,458)	(17.2)%
Equity	131,325	20.5	146,920	23.2	(15,595)	(10.6)
Financial	116,964	18.3	97,662	15.5	19,302	19.8
Commodity	139,406	21.8	114,744	18.1	24,662	21.5
Total brokerage revenues	572,964	89.5	583,053	92.1	(10,089)	(1.7)
Clearing services revenues	21,553	3.4	—	—	21,553	100.0
Other revenues	45,593	7.1	50,094	7.9	(4,501)	(9.0)
Total Revenues	$640,110	100.0%	$633,147	100.0%	$6,963	1.1%

*    Denotes % of total revenues.

**     Denotes % change in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

•                          Brokerage Revenues — We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the nine months ended September 30, 2010 as compared to the same period in 2009.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) decreased by approximately 6.6.% for the nine months ended September 30, 2010, as compared to the same period from the prior year.

•                  The decrease in fixed income brokerage revenues of $38.5 million for the nine months ended September 30, 2010 was due to a decline in U.S. and European cash fixed income revenues partially offset by growth in fixed income derivative revenues.  Narrower credit spreads, on average, and increased competition adversely affected our cash fixed income business globally leading us to reduce our corporate fixed income presence in the U.S. in the first half of 2010, while our fixed income derivative revenues increased in the U.S. and Europe due to an improved business environment, increased electronic trading on our CreditMatch® platform and heightened volatility from European sovereign debt concerns in the first half of 2010. Our fixed income product brokerage personnel headcount increased by 23 to 324 employees at September 30, 2010 from 301 employees at September 30, 2009.

•                  The decrease in equity product brokerage revenues of $16.0 million for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to lower revenues in the U.S., which were impacted by lower trading volumes.  This decrease was partially offset by slightly higher revenues in Europe aided by volatility related to the European sovereign debt crisis in the first half of 2010 and by higher share values, on average, as compared to the same period in 2009.  Our equity product brokerage personnel headcount increased by 9 to 244 employees at September 30, 2010 from 235 employees at September 30, 2009.

•                  The increase in financial product brokerage revenues of $19.3 million for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily attributable to improved market and economic conditions in emerging markets and Asia.  Our financial product headcount increased by 23 to 289 employees at September 30, 2010 from 266 employees at September 30, 2009.

•                  The increase in commodity product brokerage revenues of $24.7 million for the nine months ended September 30, 2010 was primarily due to higher commodity prices and increased demand for certain commodity products, including shipping, electricity and natural gas derivatives.  We also benefited from new hires in our energy and commodities product area in the U.S. and Europe and increased electronic trading activity in the U.S and in Europe on our EnergyMatch® hybrid brokerage platforms. Our commodity product brokerage personnel headcount increased by 19 to 295 employees at September 30, 2010 from 276 employees at September 30, 2009.

•                  Clearing Services Revenues

•                  Clearing services revenue was $21.6 million for the third quarter of 2010.  These revenues are entirely related to the operations of Kyte, which we acquired on July 1, 2010. As a result, there is no comparable revenue for clearing services in the third quarter of 2009. Kyte uses the services of third parties who act as general clearing members to clearing houses in order to clear cash and derivative products for its customers. Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are fully reimbursed and are therefore included in both revenues and expenses.

•                  Other Revenues

Other revenues were comprised of the following:

	For the Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)

Software, analytics and market data	$44,324	$39,698
Equity in earnings of unconsolidated brokerage businesses	1,632	—
Remeasurement of foreign currency transactions and balances	(5,944)	5,220
Net realized and unrealized gains from foreign currency hedges	2,653	1,221
Interest income	1,231	895
Other	1,697	3,060
Total other revenues	$45,593	$50,094

Other revenues decreased by $4.5 million for the nine months ended September 30, 2010 to $45.6 million from $50.1 million in the same period in 2009. This decrease was largely related to a net decrease of $11.2 million related to the remeasurement of foreign currency transactions and balances.  Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions.  Partially offsetting this loss was an increase in our software, analytics and market data revenue of $4.6 million attributable to an increase in software revenues at our Trayport subsidiary, $1.6 million equity in earnings of unconsolidated brokerage businesses related to investments in certain Kyte brokerage operations acquired on July 1, 2010, for which there is no comparable amount in the prior period and a net increase of $1.4 million in mark-to-market gains on our foreign currency hedges.

Expenses

The following table sets forth the changes in expenses for the nine months ended September 30, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Nine Months Ended
	September 30,				Increase
	2010	%*	2009	%*	(Decrease)	%**
Expenses
Compensation and employee benefits	$419,117	65.5%	$427,262	67.5%	$(8,145)	(1.9)%
Execution, clearing and settlement fees	41,594	6.5	23,366	3.7	18,228	78.0
Communications and market data	36,369	5.7	34,399	5.4	1,970	5.7
Travel and promotion	26,899	4.2	24,310	3.8	2,589	10.6
Rent and occupancy	16,553	2.6	14,982	2.3	1,571	10.5
Depreciation and amortization	24,879	3.9	23,534	3.7	1,345	5.7
Professional fees	19,899	3.1	13,728	2.2	6,171	45.0
Interest	8,509	1.3	7,895	1.2	614	7.8
Other expenses	15,183	2.4	14,880	2.4	303	2.0
Total Expenses	$609,002	95.2%	$584,356	92.2%	$24,646	4.2%

*    Denotes % of total revenues

**     Denotes % change in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

•          Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $8.1 million in the first nine months of 2010 was primarily attributable to a decrease in bonus expense and sign-on bonus expense, partially offset by higher broker salaries expense from increased broker headcount.

•                  Total compensation and employee benefits expense as a percentage of total revenues decreased to 65.5% for the nine months ended September 30, 2010 as compared to 67.5% for the same period in the prior year.  This decline was mainly the result of the addition of Kyte clearing services revenues in the third quarter of 2010.

•                  Bonus expense represented 46.9% and 50.0% of total compensation and employee benefits expense for the nine months ended September 30, 2010 and 2009, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus expense represented 6.7% and 8.1% of total compensation and employee benefits for the nine months ended September 30, 2010 and 2009, respectively.  This decrease was primarily the result of $25.5 million in charges taken in the fourth quarter of 2009 related to the renegotiation of certain employee contracts.

•          Execution, Clearing and Settlement Fees

•                  Excluding the $21.0 million in fees related to Kyte, our execution, clearing and settlement fees, as a percentage of our total revenues from principal transactions revenues increased to 12.5% for the nine months ended September 30, 2010, from 10.8% for the same period from the prior year. This increase was primarily due to the change in revenue mix between cash equity and cash fixed income products.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. We also use the services of stock exchanges and floor brokers, to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, clearing fees also includes fees incurred in certain equity transactions executed on an agency basis.

•                  The $21.0 million in execution, clearing and settlement fees related to Kyte represent 97.2% of clearing services revenue from Kyte in the quarter. The differences between clearing expenses and revenue will largely depend on the product and customer mix, offset partially by individually negotiated customer rebates.

•          All Other Expenses

•                The increase in communications and quotes expense of $2.0 million in the nine months ended September 30, 2010 was primarily related to costs incurred at Kyte, which was acquired in July 2010.

•                  The increase in travel and promotion was primarily attributable to increased broker headcount and sustained increase in competition.  Travel and promotion, as a percentage of our total brokerage revenues for the nine months ended September 30, 2010, increased to 4.7% from 4.2% for the same period from the prior year.

•                The increase in rent and occupancy of $1.6 million was primarily due to an increase in rent and related costs due to our headcount and geographical expansion, as well as to rent expense incurred by Kyte.

•                  The increase in professional fees of $6.2 million was primarily due to increased professional fees relating to corporate transactions, such as the acquisition of Kyte, as well as consulting and professional fees related to other strategic projects.

•                  Our effective tax rate was 31.0% for the nine months ended September 30, 2010 as compared to 37.0% for the same period in 2009. The reduction in the effective tax rate was primarily due to a shift in the geographic mix of our earnings in favor of jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate for the nine months ended September 30, 2010 as compared to the same period in 2009.

Results of Segment Operations

We created a new operating segment called “Clearing, Execution and Trading” due to the acquisition of Kyte on July 1, 2010. In this segment, we provide clearing, risk management, settlement and other back-office services, as well as capital to start-up trading groups, small hedge funds, market-makers and individual traders. We believe the addition of this segment best reflects how our company is managed and the manner in which our performance is evaluated. As of July 1, 2010, we have four operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage, and (iv) Clearing, Execution and Trading. Additionally, we present our operating segments as five reportable segments, which includes the four operating segments plus All Other. The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of our corporate business activities and operations from software, analytics and market data.

The following tables summarize our revenues, expenses and pre-tax (loss) income by reportable segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Revenues:
Americas Brokerage	$71,546	$75,421	$222,277	$254,416
EMEA Brokerage	83,833	93,411	293,180	282,622
Asia Brokerage	18,067	15,991	57,120	47,414
Clearing, Execution and Trading	26,383	—	26,383	—
All Other	9,918	7,423	41,150	48,695
Total Consolidated Revenue	$209,747	$192,246	$640,110	$633,147

Expenses:
Americas Brokerage	$54,743	$59,827	$172,043	$197,186
EMEA Brokerage	61,216	63,452	200,735	190,968
Asia Brokerage	14,566	14,223	44,799	45,758
Clearing, Execution and Trading	28,371	—	28,371	—
All Other	54,236	50,328	163,054	150,444
Total Consolidated Expenses	$213,132	$187,830	$609,002	$584,356

Pre-tax Income/(Loss):
Americas Brokerage	$16,804	$15,594	$50,234	$57,230
EMEA Brokerage	22,617	29,959	92,445	91,654
Asia Brokerage	3,500	1,768	12,321	1,656
Clearing, Execution and Trading	(1,988)	—	(1,988)	—
All Other	(44,318)	(42,905)	(121,904)	(101,749)
Total Pre-tax (Loss) Income	$(3,385)	$4,416	$31,108	$48,791

Segment Results for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

•                  Revenues

•                  Revenues for Americas Brokerage decreased $3.9 million, or 5.2%, to $71.5 million for the three months ended September 30, 2010 from $75.4 million for the three months ended September 30, 2009.   Revenues for EMEA Brokerage decreased $9.6 million, or 10.3%, to $83.8 million for the three months ended September 30, 2010 from $93.4 million for the three months ended September 30, 2009. Revenues for Asia Brokerage increased $2.1 million, or 13.1%, to $18.1 million for the three months ended September 30, 2010 from $16.0 million for the three months ended September 30, 2009.  Total revenues for our three brokerage segments decreased by $11.4 million, or 6.2%, to $173.4 million for the three months ended September 30, 2010 from $184.8 million for the three months ended September 30, 2009. The decrease in revenues was primarily due to decreases in brokerage revenue in our equity and fixed income product categories partially offset by increased brokerage revenues in our financial and commodity product categories resulting from the factors described above under “Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009”.

•                  Revenues for Clearing, Execution and Trading increased $26.4 million due to clearing services revenues of $21.6 million, $1.6 million in brokerage revenues, $1.6 million in equity in earnings of unconsolidated brokerage businesses, $0.7 million in interest income and $0.9 million in other income. All of these revenues were generated by Kyte following the acquisition on July 1, 2010.

•                  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other increased by $2.5 million, or 33.8%, to $9.9 million for the three months ended September 30, 2010 from $7.4 million for the three months ended September 30, 2009.  This increase was primarily related to a $1.3 million increase in software, analytics and market data revenues, an increase of $1.1 million in the remeasurement of underlying foreign currency balances and transactions, and a decrease in net realized and unrealized losses on foreign currency hedges of $0.6 million.

•                  Expenses

•                  Expenses for Americas Brokerage decreased $5.1 million, or 8.5%, to $54.7 million for the three months ended September 30, 2010 from $59.8 million for the three months ended September 30, 2009.  Expenses for EMEA Brokerage decreased $2.3 million, or 3.6%, to $61.2 million for the three months ended September 30, 2010 from $63.5 million for the three months ended September 30, 2009.  Expenses for Asia Brokerage increased $0.4 million, or 2.8%, to $14.6 million for the three months ended September 30, 2010 from $14.2 million for the three months ended September 30, 2009. Total expenses for our three brokerage segments decreased by $7.0 million, or 5.1%, to $130.5 million for the three months ended September 30, 2010 from $137.5 million for the three months ended September 30, 2009. The decrease was due to a decrease in compensation and employee benefits, partially offset by an increase in communications and market data and travel and promotion expenses, as well as the other factors described above under “Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009”.

•                  The Company records certain direct expenses, including compensation and employee benefits, to the operating segments; however, the Company does not allocate certain expenses that are managed separately at the corporate level to its operating segments.  The unallocated costs including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses are included in the expenses for All Other described below.  Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments. Total expenses for Clearing, Execution and Trading increased $28.4 million due to execution, clearing and settlement fees of $21.0 million, compensation and benefits expense of $2.9 million, communications and quotes expense of $1.8 million, interest expense of $0.7 million and all other expenses of $2.0 million.  All of these expenses were incurred by Kyte following the acquisition on July 1, 2010.

•                  Total expenses for All Other increased by $3.9 million, or 7.8%, to $54.2 million for the three months ended September 30, 2010 from $50.3 million for the three months ended September 30, 2009.  The increase was primarily due to an increase in travel and promotion and professional fees.

Segment Results for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

•                  Revenues

•                  Revenues for Americas Brokerage decreased $32.1 million, or 12.6%, to $222.3 million for the nine months ended September 30, 2010 from $254.4 million for the nine months ended September 30, 2009.   Revenues for EMEA Brokerage increased $10.6 million, or 3.8%, to $293.2 million for the nine months ended September 30, 2010 from $282.6 million for the nine months ended September 30, 2009. Revenues for Asia Brokerage increased $9.7 million, or 20.5%, to $57.1 million for the nine months ended September 30, 2010 from $47.4 million for the nine months ended September 30, 2009.  Total revenues for our three brokerage segments decreased by $11.8 million, or 2.0%, to $572.6 million for the nine months ended September 30, 2010 from $584.4 million for the nine months ended September 30, 2009. The decline in revenues was primarily due to decreased brokerage revenues in fixed income and equity products partially offset by increases in financial and commodity products resulting from the factors described above under “Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009”.

•                  Revenues for Clearing, Execution and Trading increased $26.4 million with clearing services revenues of $21.6 million, $1.6 million in brokerage revenues, $1.6 million in equity in earnings of unconsolidated brokerage businesses, $0.7 million in interest income and $0.9 million in other income. All of these revenues were generated by Kyte following the acquisition on July 1, 2010.

•                  Revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other decreased by $7.5 million, or 15.4%, to $41.2 million for the nine months ended September 30, 2010 from $48.7 million for the three months ended September 30, 2009.  This decrease was primarily related to a net decrease of $11.2 million related to remeasurement of foreign currency transactions and balances. This decrease was partially offset by a $4.6 million increase in software, analytics and market data revenues.

•                  Expenses

•                  Expenses for Americas Brokerage decreased $25.2 million, or 12.8%, to $172.0 million for the nine months ended September 30, 2010 from $197.2 million for the nine months ended September 30, 2009.  Expenses for EMEA Brokerage increased $9.7 million, or 5.1%, to $200.7 million for the nine months ended September 30, 2010 from $191.0 million for the nine months ended September 30, 2009.  Expenses for Asia Brokerage decreased $1.0 million, or 2.2%, to $44.8 million for the nine months ended September 30, 2010 from $45.8 million for the nine months ended September 30, 2009. Total expenses for our three brokerage segments decreased by $16.5 million, or 3.8%, to $ 417.5 million for the nine months ended September 30, 2010 from $434.0 million for the nine months ended September 30, 2009.   The decrease was primarily due to a decrease in compensation and employee benefits, partially offset by an increase in travel and promotion fees, as well as other factors described above under “Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009”.

•                  The Company records certain direct expenses, including compensation and employee benefits, to the operating segments; however, the Company does not allocate certain expenses that are managed separately at the corporate level to its operating segments.  The unallocated costs including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses are included in the expenses for All Other described below.  Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments. Total expenses for Clearing, Execution and Trading increased $28.4 million with execution, clearing and settlement fees of $21.0 million, compensation and benefits expense of $2.9 million, communications and quotes expense of $1.8 million, interest expense of $0.7 million and all other expenses of $2.0 million. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010.

•                  Total expenses for All Other increased by $12.7 million, or 8.4%, to $163.1 million for the nine months ended September 30, 2010 from $150.4 million for the nine months ended September 30, 2009.  The increase was primarily due to an increase in compensation and employee benefits, travel and promotion, professional fees, and other expenses.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from October 1, 2008 to September 30, 2010. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	(dollars in thousands)

Revenues
Brokerage revenues:
Agency commissions	$125,011	$137,624	$143,830	$115,043	$119,396	$121,488	$125,399	$143,556
Principal transactions	49,677	56,526	60,296	53,608	64,989	79,566	72,215	50,272
Total brokerage revenues	174,688	194,150	204,126	168,651	184,385	201,054	197,614	193,828
Clearing services revenues	21,553	—	—	—	—	—	—	—
Equity in earnings of unconsolidated brokerage businesses	1,632	—	—	—	—	—	—	—
Software, analytics and market data	14,905	14,519	14,900	14,649	13,627	13,019	13,052	12,800
Interest income	914	77	240	148	172	226	497	1,669
Other (loss) income (1)	(3,945)	842	1,509	2,112	(5,938)	10,367	5,072	(12,061)
Total revenues	209,747	209,588	220,775	185,560	192,246	224,666	216,235	196,236
Expenses
Compensation and employee benefits	133,345	141,109	144,663	156,053	135,139	146,575	145,548	137,583
Execution, clearing and settlement fees	26,616	7,554	7,424	6,988	7,153	8,106	8,107	9,706
Communications and market data	13,788	10,695	11,886	11,864	11,661	11,240	11,498	12,245
Travel and promotion	8,665	9,341	8,893	9,509	8,280	8,550	7,480	8,897
Rent and occupancy (2)	5,867	5,255	5,431	5,343	5,470	4,778	4,734	4,811
Depreciation and amortization	8,851	7,844	8,184	7,959	7,680	8,015	7,839	7,827
Professional fees	7,055	6,247	6,597	4,674	4,508	4,129	5,091	6,081
Interest	3,204	2,730	2,575	2,645	2,769	2,657	2,469	3,993
Other expenses (1), (2)	5,741	4,434	5,008	6,046	5,170	4,366	5,344	5,445
Total expenses	213,132	195,209	200,661	211,081	187,830	198,416	198,110	196,588
(Loss) income before (benefit from) provision for income taxes	(3,385)	14,379	20,114	(25,521)	4,416	26,250	18,125	(352)
(Benefit from) provision for income taxes	(1,050)	3,955	6,738	(11,070)	1,633	9,894	6,525	(544)
Net (loss) income before attribution to non-controlling shareholders	(2,335)	10,424	13,376	(14,451)	2,783	16,356	11,600	192
Net income attributable to non-controlling interests	151	—	—	—	—	—	—	—
GFI’s net (loss) income	$(2,486)	$10,424	$13,376	$(14,451)	$2,783	$16,356	$11,600	$192

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

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
	(dollars in thousands)
Contract Revenue	$—	$97	$5	$28
Contract Costs	$—	$2	$—	$46

(2) Certain amounts totaling $538, $519 and $416 related to insurance expense were previously presented in the “Rent and occupancy” line item in the consolidated statements of income for the three month periods ended September 30, June 30 and March 31, 2009, respectively, but should have been presented in “Other expenses” in the consolidated statements of income for those periods.  These amounts have been properly reclassified to “Other expenses” for those periods.  Certain amounts totaling $552 for the three month periods ended December 31, 2008 were also reclassified to conform to current year presentation.

The following table sets forth our quarterly results of operations as a percentage of our total revenues for the indicated periods:

	Quarter Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008

Revenues
Brokerage revenues:
Agency commissions	59.6%	65.7%	65.1%	62.0%	62.1%	54.1%	58.0%	73.2%
Principal transactions	23.7	27.0	27.3	28.9	33.8	35.4	33.4	25.6
Total brokerage revenues	83.3	92.7	92.4	90.9	95.9	89.5	91.4	98.8
Clearing services revenues	10.3	—	—	—	—	—	—	—
Equity in earnings of unconsolidated brokerage businesses	0.8	—	—	—	—	—	—	—
Software, analytics and market data	7.1	6.9	6.7	7.9	7.1	5.8	6.0	6.5
Interest income	0.4	0.0	0.1	0.1	0.1	0.1	0.2	0.9
Other (loss) income	(1.9)	0.4	0.8	1.1	(3.1)	4.6	2.4	(6.1)
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	63.6%	67.3%	65.5%	84.1%	70.3%	65.2%	67.3%	70.1%
Execution, clearing and settlement fees	12.7	3.6	3.4	3.8	3.7	3.6	3.7	4.9
Communications and market data	6.6	5.1	5.4	6.4	6.1	5.0	5.3	6.2
Travel and promotion	4.1	4.5	4.0	5.1	4.3	3.8	3.5	4.5
Rent and occupancy	2.8	2.5	2.5	2.9	2.8	2.1	2.2	2.5
Depreciation and amortization	4.2	3.7	3.7	4.3	4.0	3.6	3.6	4.0
Professional fees	3.4	3.0	3.0	2.5	2.3	1.8	2.4	3.1
Interest	1.5	1.3	1.2	1.4	1.4	1.2	1.1	2.0
Other expenses	2.7	2.1	2.3	3.3	2.7	2.0	2.5	2.8
Total expenses	101.6%	93.1%	91.0%	113.8%	97.6%	88.3%	91.6%	100.2%
(Loss) income before (benefit from) provision for income taxes	(1.6)	6.9	9.0	(13.8)	2.4	11.7	8.4	(0.2)
(Benefit from) provision for income taxes	(0.5)	1.9	3.1	(6.0)	0.8	4.4	3.0	(0.3)
Net (loss) income before attribution to non-controlling shareholders	(1.1)	5.0	5.9	(7.8)	1.6	7.3	5.4	0.1
Net income attributable to non-controlling interests	0.1	—	—	—	—	—	—	—
GFI’s net (loss) income	(1.2)%	5.0%	5.9%	(7.8)%	1.6%	7.3%	5.4%	0.1%

Liquidity and Capital Resources

Net cash provided by operating activities was $34.6 million for the nine months ended September 30, 2010, compared with $55.2 million provided by operating activities for the nine months ended September 30, 2009, a decrease of $20.6 million. This decrease is, in large part, attributable to a decrease in net income of $9.4 million from $30.7 million for the nine months ended September 30, 2009 to $21.3 million for the nine months ended September 30, 2010. The decrease was also due to a $30.6 million decrease in items which reconcile net income to net cash used in operating activities such as depreciation, amortization of deferred compensation, unrealized foreign currency gains and losses as compared to the nine months ended September 30, 2009. Offsetting this decrease in net income and items which reconcile net income to net cash used in operating activities was a decrease in working capital employed in the business of $19.4 million for the nine months ended September 30, 2010 relative to the same period in 2009. The decrease in working capital was primarily related to an increase of $48.6 million in the change in payables to clearing service customers, an increase of $17.6 million in the change in accrued compensation and accounts payable, a net increase in the change in other liabilities of $38.4 million and was offset by a net decrease in the change in other assets of $30.1 million and a $28.8 million increase in the change in net receivables from brokers, dealers and clearing organization.

Net cash used in investing activities for the nine months ended September 30, 2010 was $38.1 million compared to $22.5 million used in the nine months ended September 30, 2009. The increase in cash used for investing activities was primarily attributable to $12.5 million in net cash used for the acquisition of Kyte. See Note 4 to the Condensed Consolidated Financial Statements for further details of the Kyte acquisition. Additionally, the increase in cash used in investing activities was related to the purchase of certain investments of $19.3 million offset by a change of $18.8 million in net proceeds due to the settlement of foreign exchange derivative hedge contracts.

Net cash used in financing activities for the nine months ended September 30, 2010 was $22.5 million, compared to $60.6 million used in financing activities for the nine months ended September 30, 2009.  The decrease in cash used in financing activities as compared to the nine months ended September 30, 2009 primarily related to net proceeds of $15.0 million under our Credit Agreement for the nine months ended September 30, 2010 as compared to repayments of $35.0 million for the nine months ended September 30, 2009, offset by increases of $8.7 million in repurchases of common stock and  $3.2 million in cash paid for taxes on the vesting of RSUs.  See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

Our liquidity and available cash resources are in part restricted by the regulatory requirements of our operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, The Kyte Group Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd. and GFI Korea Money Brokerage Limited. These subsidiaries are subject to the regulatory capital and compliance requirements described in Note 13 to the Condensed Consolidated Financial Statements.  At September 30, 2010, all of our regulated subsidiaries were in compliance with their respective regulatory capital requirements.  See Note 13 to the Condensed Consolidated Financial Statements for a further discussion of these regulatory requirements.  In addition, our liquidity may be impacted by the amount of capital that we maintain in clearing accounts and with exchanges to support our principal transactions business.

It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board.  See Note 7 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available and the available borrowings under our Credit Agreement, will be sufficient to fund our operations for at least the next twelve months.  Our Credit Agreement expires on February 24, 2011 and we are in discussions with lenders to amend the existing facility or replace it with a new credit agreement and we continue to evaluate alternative sources of capital. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$115,097	$14,281	$23,169	$15,861	$61,786
Short-term borrowings (1)	130,000	130,000	—	—	—
Interest on Long-term obligations	10,755	4,302	6,453	—	—
Long-term obligations	60,000	—	60,000	—	—
Purchase obligations(2)	27,382	21,291	6,091	—	—
Total	$343,234	$169,874	$95,713	$15,861	$61,786

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

We have unrecognized tax benefits of approximately $9.8 million determined in accordance with ASC 740-10 (formerly Financial Accounting Standards Board Interpretation No. 48, Uncertainty in Income Taxes, an interpretation of SFAS No. 109).  Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all such liabilities which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2010.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2009 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2010.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the nine months ended September 30, 2010.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations.  If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $5.0 million as of September 30, 2010.

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

The staff of the Market Regulation Department of the Financial Industry Regulatory Authority Inc. (“FINRA”) (the “Staff”) has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them in 2005 and 2006 by certain dealers for brokering transactions in credit default swaps. In October 2010, the Staff commenced a disciplinary proceeding by filing a complaint against GFI Securities LLC and four of its former employees in connection with allegedly  improper communications between certain of these former employees and those at other interdealer brokerage firms, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All of the former employees of GFI Securities LLC who were named in the complaint resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. None of the Company’s current employees were named in the complaint. GFI Securities LLC intends to vigorously contest this disciplinary action which could result in a censure, fine or other sanction.

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

ITEM 1A.           RISK FACTORS

Risks related to our Kyte operations.

In July 2010, we acquired seventy percent of each of Kyte Capital Management Limited and The Kyte Group Limited.  Through these subsidiaries, The Kyte Group Limited provides clearing and execution services to proprietary traders, brokers, market makers and hedge funds and Kyte Capital Management Limited makes investments in limited liability partnerships, backed traders and funds whose primary business is proprietary trading.  These businesses and investments carry the following risks. For a discussion of all other  risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2009 Form 10-K.

We have equity investments in limited liability partnerships and funds and profit sharing interests in backed traders whose primary business is proprietary trading.  These investments could expose us to losses that would adversely affect our net income and the value of our assets.

We have equity investments in certain limited liability partnerships and funds and profit sharing interests in backed traders whose primary business is proprietary trading.  The accounting method we use for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership or profit share and whether we have any influence or control over the relevant entity.  Under certain of these accounting methods, any losses experienced by these entities on their investment activities would adversely impact our net income and the value of these assets.  In addition, if these entities were to fail and cease operations, we may lose the entire value of this investment and/or the stream of any shared profits from trading.

Our clearing and execution business exposes us to certain client and counterparty credit risks.

We have credit and counterparty risk in certain situations where we provide clearing and execution services.  We provide agency clearing services though our relationships with general clearing member firms and/or exchanges.  In these instances, our accounts at such institutions are used, in our name, to provide access to clearing services for our customers.  Credit risk arises from the possibility that we may suffer losses due to the failure of our customers or other counterparties to satisfy their financial obligations to us or in a timely manner.  We may be materially and adversely affected in the event of a significant default by our customers or counterparties. Credit risks we face include, among others:

•                  exposure to a customer’s inability or unwillingness to meet obligations when adverse market movements result in a trading loss and the customer’s posted margin is insufficient to satisfy the deficit. Such margin deficiencies may be caused by a failure to monitor client positions and accurately evaluate risk exposures, which may lead to our failure to require clients to post adequate initial margin or to increase variation margin, as necessary, to keep pace with market movements and subsequent account deficits;

•                  exposure to counterparties with whom we place funds, including those of our customers, such as when we post margin with exchanges and clearing members;

•                  market risk exposure due to delayed or failed settlement, which, if not corrected, could become our responsibility as an agency clearing broker.

Customers and counterparties that owe us money or securities may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our reputation may be damaged if we are associated with a customer or counterparty that defaults, even if we do not have any direct losses from such an event.

Although we have procedures for reviewing the creditworthiness of our customers and counterparties, the risk of default may arise from events or circumstances that are difficult to detect or foresee. Some of our risk management methods depend upon the evaluation of information regarding customers and markets that is provided to us by the customer or is publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated.

In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We may also be adversely affected if settlement, clearing or payment systems, become unavailable, fail or are subject to systemic delays for any reason outside our control.

In certain instances, we may extend credit to our clearing customers for margin requirements, which subjects us to credit risks and if we are unable to liquidate a customer’s securities when the margin collateral becomes insufficient, we may suffer a loss.

In certain instances, we may provide credit for margin requirements to customers; therefore, we are subject to risks inherent in extending credit.  Our credit risks include the risk that the value of the collateral we hold could fall below the amount of a customer’s indebtedness.  This risk can be amplified in any situation where the market for the underlying security is rapidly declining.  Agreements with customers that have margin accounts permit us to liquidate their securities in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our risk management policies with respect to margin, we may be unable to liquidate the customers’ securities for various reasons, or at a price sufficient to cover any deficiency in a customer’s account.  If we were unable to liquidate a position at a price sufficient to cover any deficiency or if a customer was unable to post additional margin, we may suffer a loss.

Certain of our clearing customers may choose to obtain a direct relationship with a clearing member, an exchange or a clearinghouse as their operations grow, in which case we would lose the revenues generated by such customers.

We market our clearing services to our existing customers on the strength of our relationship with certain clearing members and exchanges and on our ability to perform related back-office functions at a lower cost than the customers could perform these functions themselves. As our customers’ operations grow, they may consider the option of obtaining a direct relationship with a clearing member, clearinghouse or exchange themselves in an effort to save costs.  If our customers choose to obtain their clearing services directly, we would lose their revenue and our business could be adversely affected.

We face substantial competition from other execution and clearing firms, which could harm our financial performance and reduce our market share.

The market for execution and clearing services is rapidly evolving and highly competitive. We compete with a number of firms that provide similar products and services to our market.  There can be no assurance that we will be able to compete effectively with current or future competitors. If we fail to compete effectively, our market share could decrease and our business, financial condition and operating results could be materially harmed.

In addition, increased competition has contributed to a decline in clearing revenue per transaction in recent years and may continue to create downward pressure on our clearing revenue per transaction in the future.  If the decline in clearing revenue per transaction continues, we may not be able to increase our overall clearing volume at a comparable rate. Our failure to increase overall clearing comparably would reduce our overall clearing revenue.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2010, we acquired a 70% equity ownership interest in The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). In connection with the acquisition, on July 1, 2010, we issued 2,810,663 shares of our common stock, par value $.01, (“Common Stock”) as part of the purchase price.

On May 27, 2010, we acquired a mortgage-backed securities brokerage firm. In connection with the acquisition, we issued 681,433 shares of our Common Stock as part of the purchase price.

The issuance of the shares of Common Stock pursuant to these acquisitions are exempt from the registration requirements under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act as a transaction by an issuer not involving a public offering.

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended September 30, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July
Stock Repurchase Program (a)	325,000	$5.71	325,000	6,087,192
Employee Transactions (b)	48,819	$5.83	N/A	N/A

August
Stock Repurchase Program (a)	403,240	$5.50	403,240	5,817,967
Employee Transactions (b)	67,276	$4.74	N/A	N/A

September
Stock Repurchase Program (a)	325,000	$4.75	325,000	6,313,125
Employee Transactions (b)	110,300	$4.77	N/A	N/A

Total
Stock Repurchase Program (a)	1,053,240	$5.33	1,053,240	6,313,125
Employee Transactions (b)	226,395	$4.99	N/A	N/A

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

(c)  Amounts disclosed in this column include the number of RSUs granted by the Company and the number of shares issued upon the exercising of stock options less the number of shares repurchased by the Company on the open market for the current calendar year through September 30, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2010.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)