Form 10-K
period 2010-12-31
GFI Group Inc.
filed 2011-03-16
CIK 1292426

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51103

GFI Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0006224 (I.R.S. Employer Identification No.)
55 Water Street, New York, NY (Address of principal executive offices)	10041 (Zip Code)

(212) 968-4100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange Euronext

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $372,544,788 based upon the closing sale price of $5.58 as reported on the Nasdaq Global Select Market.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2011
Common Stock, $0.01 par value per share	122,002,673 shares

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of registrant's definitive proxy statement for its annual shareholders' meeting to be held on June 9, 2011 are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS

        Sections of this Annual Report on Form 10-K, including, but not limited to "Legal Proceedings" under Part I—Item 3, "Management's Discussion & Analysis" and "Quantitative and Qualitative Disclosures About Market Risk" under Part II—Item 7 & 7A, may contain "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

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

  •
  risks associated with our matched principal and principal trading businesses, including risks arising from specific brokerage transactions, or series of brokerage transactions, such as credit risk, market risk or the risk of fraud or unauthorized trading;

  •
  the extensive regulation of the Company's business, changes in laws and regulations governing our business and operations or permissible activities and our ability to comply with such laws and regulations;

  •
  our ability to obtain and maintain regulatory approval to conduct our business in light of certain proposed changes in laws and regulations in the U.S. and Europe and increased operational costs related to compliance with such changes in laws and regulations;

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

  •
  our ability to assess and integrate acquisitions of businesses or technologies;

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

  •
  uncertainties relating to litigation;

  •
  liquidity and clearing capital requirements and the impact of the conditions in the world economy and the financial markets in which we provide our services on the availability and terms of additional or future capital;

  •
  our ability to identify and remediate any material weakness in our internal controls that could affect our ability to prepare financial statements and reports in a timely manner; and

  •
  the effectiveness of our risk management policies and procedures and the impact of unexpected market moves and similar events.

        The foregoing risks and uncertainties, as well as those risks discussed under the headings "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A—Quantitative and Qualitative Disclosures About Market Risk" and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from such forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities Exchange Commission (the "SEC") and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our Business

Introduction

        We are a leading provider of wholesale brokerage services, clearing services and electronic execution and trading support products for global financial markets. We founded our business in 1987 and were incorporated under the laws of the State of Delaware in 2001 to be a holding company for our subsidiaries. We provide brokerage and trade execution services, clearing services, market data and trading platform and other software products to institutional customers in markets for a range of fixed income, financial, equity and commodity instruments. We provide execution services for our institutional wholesale customers by either matching their trading needs with counterparties having reciprocal interests or directing their orders to an exchange or other trading venue. We have focused historically on more complex, and often less commoditized, markets for sophisticated financial instruments, primarily over-the-counter ("OTC") derivatives, that offer an opportunity for higher commissions per transaction than the markets for more standardized financial instruments. In recent years, we have developed other businesses that complement our brokerage of OTC derivatives, such as cash equity and cash bond brokerage services, clearing services, market data and analytics and trading software businesses. We have been recognized by various industry publications as a leading provider of institutional brokerage and other services for a broad range of products in the fixed income, financial, equity and commodity markets on which we focus.

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

        During 2010, the financial markets experienced the beginning of a major global regulatory overhaul, as regulators and legislators in the U.S. and abroad have proposed and, in some instances, already adopted, a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities and the required or increased use of electronic trading system technologies. In the U.S., The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in July 2010. The Dodd-Frank Act created a new form of regulated entity known as a Swap Execution Facility (referred to herein as a SEF) and mandated that all cleared swaps trade on either an exchange or SEF. We intend to apply to become a SEF and this process, including the regulatory implications and risks associated with it, are discussed throughout this Form 10-K, including under heading "Recent Derivative Market Developments" below and under "Item 1A—Risk Factors".

        At December 31, 2010, we employed 1,161 brokerage personnel (consisting of 963 brokers and 198 trainees and clerks) serving over 2,600 brokerage, software, analytics and market data customers, including leading commercial and investment banks, corporations, insurance companies, asset managers and hedge funds, through our principal offices in New York, London, Paris, Hong Kong, Seoul, Tokyo, Singapore, Sydney, Cape Town, Santiago, Bogota, Dubai, Dublin, Tel Aviv, Los Angeles, Englewood (NJ) and Sugar Land (TX).

        Based on the nature of our operations in each geographic region, our products and services, customers and regulatory environment, we have four operating segments: Americas Brokerage; Europe, the Middle East and Africa ("EMEA") Brokerage; Asia Brokerage and Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Our Clearing and Backed Trading segment encompasses our clearing, risk management, settlement and other back-office services, as well as capital to start-up trading groups, small hedge funds, market-makers and individual traders. We also have an All Other segment, which captures revenues and costs that are not directly assignable to one of the other operating business segments, primarily consisting of our corporate business activities and operations from trading systems software, analytics and market data. See Note 19 to the Consolidated Financial Statements for further information on our revenues by segment and geographic region.

Our Industry

  Services of Wholesale Brokers

        Wholesale brokers (sometimes called "inter-dealer" brokers), such as us, operate as intermediaries in the center of the wholesale financial markets by aggregating and disseminating prices and fostering transactional liquidity for financial institutions around the globe. Wholesale brokers provide highly sophisticated trade execution services, combining teams of traditional "voice" brokers with sophisticated electronic trading systems that match institutional buyers and sellers in transactions for financial products that are listed on traditional exchanges or transacted over-the-counter. We refer to this integration of voice brokers with electronic brokerage systems as 'hybrid brokerage'. Although wholesale brokers may provide their institutional customers with access to traditional exchange products through their many STP links and electronic connections to exchanges and clearing firms, wholesale brokers do not generally provide independent clearing and settlement services.

        Wholesale market trading institutions, such as major banks, investment banks, asset managers and broker-dealer firms, have long utilized the services of wholesale brokers to help them identify complementary trading parties for transactions in a broad range of equity, fixed income, financial and commodity products across the globe. These major trading firms pay brokerage commissions to wholesale brokers in return for timely and valuable pricing information, strong execution capabilities and access to deep pools of trading liquidity for both exchange-traded and OTC products.

  Exchange-Traded and OTC Transactions

        Exchange-traded markets and OTC markets have generally developed and grown in parallel to each other over the past several years as hedge funds proliferated and trading efficiency increased with the help of pre-trade data and analytics, trading software and automated post-trade processing and clearing services. The relationship between exchange-traded and OTC markets generally has been complementary as each market typically provides unique services to different trading constituencies for products with distinctive characteristics and liquidity needs. Increasingly, wholesale brokers cross exchange-traded products in the OTC market or direct customer orders to an appropriate exchange or other electronic trading venue for execution. Additionally, transactions executed OTC by wholesale brokers are often exchanged for an exchange-traded instrument after the initial OTC trade takes place.

        Traditional stock exchanges, such as NYSE Euronext, NASDAQ OMX and the London Stock Exchange, and listed derivatives exchanges, such as CME Group and Eurex, provide a trading venue for fairly simple and commoditized instruments that are based on standard characteristics and single key measures or parameters. Exchange-traded markets rely on relatively active order submission by buyers and sellers and generally high transaction flow. These markets allow a broad base of trading customers meeting relatively modest margin requirements to transact standardized contracts in a relatively liquid market. Exchanges offer price transparency and transactional liquidity. Exchanges are often associated or tied to use of a central counterparty clearer ("CCP"), thereby providing a ready utility for controlling counterparty credit risk.

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

        The existence of both exchange-traded and OTC markets provides benefits for different sectors of the global financial marketplace. Exchange-traded markets serve the needs of both major and minor market participants for access to frequently traded, highly commoditized instruments. OTC markets, on the other hand, provide professional market participants and wholesale dealers with an arena in which to execute larger-sized transactions in a broad range of non-standardized and standardized products that are less actively traded and, often, individually negotiated. OTC markets are also conducive for trading large "block" transactions of actively traded standardized and centrally cleared instruments. Last, OTC markets often serve as incubators for new financial products that originate as relatively inactively traded OTC products before achieving a significant level of trading activity among a broader spectrum of investors.

        As a result of the new regulations being passed in the U.S. and Europe, certain OTC derivative products will be required to be centrally cleared and traded via exchanges or swap execution facilities. As this happens, the OTC markets for certain products will diminish and the associated exchange and SEF markets for those products will expand. We are actively preparing to serve the resulting SEF markets. It is unclear what impact this transition will have on the relevant markets or on the demand for brokerage and trade execution services in these markets. For a further discussion of this, see the discussion of "Recent Derivative Market Developments" below and "Item 1A—Risk Factors".

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

        The essential role of a wholesale broker is to enhance trading liquidity. Liquidity is the degree to which a financial instrument can be bought or sold quickly with minimal price disturbance. The liquidity of a market for a particular financial product or instrument depends on several factors, including: the number of market participants and facilitators of liquidity, the availability of pricing reference data, the availability of standardized terms and the volume of trading activity. Liquid markets are characterized by substantial price competition, efficient execution and high trading volume. Highly liquid markets exist for both commoditized, exchange-traded products and certain, more standardized instruments traded over the counter, such as the market for U.S. treasury securities, equities and equity and commodity derivatives. In such highly liquid markets, the services of wholesale brokers assist market participants achieve better execution or pricing, especially for larger transactions that may be privately negotiated.

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

        Wholesale brokers generally provide brokerage or execution services on either an agency (often called "name give-up") or matched principal (often called "riskless principal") basis. In an agency transaction, which is the conventional method of brokerage for OTC derivatives, we simply match a buyer and a seller and do not take title to or hold a position in the derivative instrument, or the underlying security, instrument or asset, at any stage of the process. In a matched principal transaction, which is a conventional method of brokerage for cash products, such as equities and corporate fixed income, we are the counterparty to both sides of the transaction and the trade is settled through a third-party clearing organization. Third party clearing organizations are able to reduce our counterparty risk by matching the trade and assuming the legal counterparty risk for the trade. In some cases, principally in the OTC cash markets, a wholesale broker may temporarily take unmatched positions for its own account, generally in response to customer demand, or enter into principal investing transactions in which the broker commits its own capital to facilitate customer trading activities.

  Market Evolution

        Generally, as a market for a particular financial instrument develops and matures, more buyers and sellers enter the market, generating more transactions and pricing information. In addition, the terms of such financial instruments tend to become more standardized, generally resulting in a more liquid market. In this way, a relatively illiquid market for an instrument may evolve over a period of time into a more liquid market. As this evolution occurs, the characteristics of trading, the preferred mode of execution and the size of commissions that wholesale brokers charge may also change. In some cases, as the market matures, a wholesale broker may provide a client with an electronic screen or system that displays the most current pricing information. In addition, a market may have some characteristics of both more liquid and less liquid markets, requiring a wholesale broker to offer integrated telephonic and electronic brokering. We refer to this integrated service as hybrid brokerage. Hybrid brokerage may range from coupling traditional voice brokerage services with various electronic enhancements, such as electronic communications, price discovery tools and automated order entry, to full electronic execution supported by telephonic communication between the broker and its customers.

        For highly liquid OTC markets, such as certain U.S. Treasury and cash foreign exchange products, electronic marketplaces have emerged as the primary means of conducting transactions and creating markets. In such electronic markets, many of the pre- and post-trade activities of market participants are facilitated through an electronic medium, such as a private electronic network or over the Internet. These electronic capabilities reduce the need for actual voice-to-voice participant interaction for certain functions, such as negotiation of specific terms, and allow voice brokers to focus on providing market intelligence and assistance in the execution process. For many professional traders, the establishment of electronic marketplaces has increased trading profits by leading to new trading methods and strategies, fostering new financial products and increasing market volumes.

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

  The Cash Markets

        Cash, or spot markets, exist across the fixed income, financial, equity and commodity product spectrum. The cash or spot markets are also known as physical markets, because prices are settled in cash on the spot at current market prices, as opposed to forward prices. A cash market may be a self-regulated centralized market, such as an equity or commodity exchange, or a decentralized OTC market where private transactions occur. The cash markets are often highly liquid, commoditized markets. Wholesale brokers, such as us, provide value in these markets through the capacity to source liquidity from other market participants and efficiently transact large positions through their access to exchanges, electronic communications networks and other trading counterparties and platforms with minimal price movement. Wholesale brokers may also provide traders in these markets with critical market information and analysis.

        Cash markets for equities, commodities and debt securities exist on both exchanges and in the OTC markets, while cash foreign exchange products are traded principally in the OTC markets. In cash transactions, market participants generally seek to purchase or sell a specified amount of securities, commodities or currencies at a specified price for cash, with settlement occurring within a few days after the trade is executed. In certain cash OTC transactions, the broker executes the transaction and the transaction is then cleared by a third- party clearinghouse on behalf of the parties to the trade. The clearing process reduces the counterparty risk inherent in a bilateral OTC transaction as the clearinghouse becomes the buyer and seller in the transaction, thereby guaranteeing the trade. For this service, the clearinghouse imposes margin requirements and charges a fee. When we execute transactions for certain cash products, our customers may have their own relationship with a CCP, either directly or through a third party clearing firm or prime broker. In these cases, our customers are responsible for the margin payments and other CCP fees. Once we execute the transaction, our role is to collect a commission and step out of the trade. However, in most cleared markets, predominantly equities and cash fixed income, we remain the counterparty until the trade is settled. We believe that central counterparty clearing will play an increasing role in the future of both the cash and derivative OTC markets.

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

        Historically, the lower capital utilization of derivatives makes these products a more efficient and attractive medium for trading than cash markets for many professional market participants. For this reason, trading volumes in derivatives are frequently a multiple of volumes in the equivalent underlying cash markets. However, with the passage of the Dodd-Frank Act and other regulations abroad, regulators are likely to increase the net capital requirements or require additional dedicated collateral to support the trading of many derivative products, which may impact trading volumes for the affected derivatives.

        Derivatives may be exchange-traded or traded in the OTC market. Exchange- traded derivatives, including "options" and "futures," are highly commoditized instruments featuring standardized terms, including delivery places and dates, volume, technical specifications, and trading and credit procedures. Exchange-traded derivatives are generally cleared through a CCP. Wholesale brokers, like us, often match exchange-traded derivatives as OTC transactions and the trades are then either exchanged for exchange-traded instruments, such as a futures contract, or "given up" to an exchange, other third-party CCP or futures clearing merchant ("FCM") for clearing. We have relationships with FCMs through which we are able to give up our customer's exchange-traded futures and options for clearing and settlement. On a limited number of our desks focusing on exchange-traded or OTC derivatives, we act as principal and our FCM acts as our clearing agent. In these cases, we are responsible for providing the required collateral and margin payments.

        OTC derivatives, on the other hand, are bilateral, privately-negotiated agreements that range from the highly customizable derivative with a long maturity structured to a user's specific needs to very liquid, highly standardized derivatives with shorter maturities. OTC derivatives are generally structured as forwards, swaps or options. A forward is an agreement between two parties to exchange assets or cash flows at a specified future date at a price agreed on the trade date. A swap is an agreement between two parties to exchange cash flows or other assets or liabilities at specified payment dates during the agreed-upon life of the contract. An option is an agreement that gives the buyer the right, but not the obligation, to buy or sell a specified amount of an underlying asset or security at an agreed upon price on, or until, the expiration of the contract. Forwards have many of the same characteristics as exchange-traded futures and options. OTC derivative transactions can be hedged and arbitraged against both cash and related exchange-traded instruments and vice versa. However, a party generally cannot offset a position resulting from an OTC derivative against margin deposits or collateral held by an exchange. Currently, swaps tend to be traded exclusively OTC, but are increasingly being cleared by CCPs. In the future, many of these cleared swaps in the U.S. will be required to be executed on an exchange or through a swap execution facility.

        OTC derivatives provide investors and corporations with a wide variety of structures to address specific risk mitigation and trading strategies. In its 2010 annual survey, Risk magazine identified 115 categories across interest rates, foreign exchange, fixed income and equity. As a result, corporations and other investors are able to offset unique types of business risks that cannot be mitigated using standardized, exchange-traded derivatives. Indeed, while many large corporations hedge some risks using the relatively limited set of exchange- traded derivatives, such as futures contracts, they often rely on the wide range of customizable OTC derivatives to hedge those risks for which there is no close match available on organized exchanges. Such specific hedging also allows such end users to satisfy hedge accounting requirements.

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

        The OTC derivatives markets are currently far larger than the exchange-traded derivatives markets. According to a recent report from the Bank for International Settlements (the "BIS"), OTC derivatives accounted for approximately 89% of the total outstanding global derivatives transactions as of June 2010 (as measured by notional amount), with the remainder being exchange-traded derivatives. OTC derivatives markets are generally less liquid than exchange-traded derivatives markets and may range from hardly to highly liquid. In these large, variably liquid OTC derivatives markets, wholesale brokers provide an essential service of liquidity aggregation and anonymous, efficient execution.

  Recent Derivative Market Developments

        According to the Bank of International Settlements ("BIS"), the size of the global derivative markets have recently moderated or decreased after years of rapid growth (as measured by outstanding notional amount). As of June 30, 2010, the latest period reported, the compound annual rates of decline in OTC and exchange-traded notional amounts outstanding over the two year period ended June 30, 2010 were 6.9% and 4.0%, respectively, compared to compound annual growth rates of 31.7% and 16.5%, respectively over the five years ended June 30, 2008. However, the notional amounts outstanding for all exchange-traded derivatives increased 19.2% to $75.5 trillion as of June 30, 2010 from $63.3 trillion as of June 30, 2009, while the notional amounts outstanding for all OTC derivatives decreased 2% to $582.7 trillion as of June 30, 2010 from $594.5 trillion as of June 30, 2009. The disparity between the recent growth in the amount of outstanding exchange-traded derivatives versus the decline in the amount of outstanding OTC derivatives highlight the recent shift in market preference towards standardized, cleared or shorter-dated products that typically traded on an exchange. We also believe the decline in notional amounts outstanding of OTC derivatives can be attributed to the regulatory uncertainty and the industry's effort to net derivative exposure, especially in credit derivatives, through bilateral and multilateral netting arrangements and the advent of central clearing for certain derivatives.

        On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is intended to reduce the risk of future financial crises and will make major changes to the U.S. financial regulatory system. The Dodd-Frank Act will significantly alter the way we operate our OTC business. The Dodd-Frank Act gives the Commodity Futures Trading Commission ("CFTC") and SEC expansive authority over the OTC derivatives markets and market participants, and provides the Federal Reserve Board with authority over systemically important financial entities. Through extensive rulemaking authority granted under the Dodd-Frank Act, the CFTC and SEC will create a comprehensive new regulatory regime governing OTC derivative markets and market participants, including our OTC markets and customers. Key derivatives market provisions under the Dodd-Frank Act include:

  •
  requiring clearing of standardized derivatives (with limited exceptions);

  •
  requiring trading of clearable derivatives on swap execution facilities or exchanges;

  •
  requiring all swaps to be reported to a swap data repository and reported in near real time through a market data disseminator;

  •
  imposing aggregate position limits across markets on traded derivatives;

  •
  imposing margin requirements on cleared and uncleared derivatives at levels established by regulators;

  •
  establishing a comprehensive framework for the registration and regulation of, including the imposition of capital requirements on, dealers and "major" non-dealer market participants under new categories of regulated entities known as swap dealers and major swap participants;

  •
  prohibiting proprietary trading in certain derivative instruments by federally regulated banks and regulated financial institutions; and

  •
  giving the CFTC and the SEC broad power to draft rules setting specific requirements under the core principles applicable to designated contract markets, swap execution facilities, derivatives clearing organizations and clearing agencies, thus altering the flexibility that these entities currently have to determine how to operate their business in compliance with law.

        Over the past six months, the CFTC and SEC have proposed various rules to implement the Dodd-Frank Act. Most of the rules proposed to date are not final and are currently subject to review and public comment. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the CFTC and SEC to determine through rulemaking. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and a security-based swap execution facility.

        The CFTC's and SEC's proposed rules relating to SEFs would require, among other things, that to maintain registration as a SEF, an entity would be obligated to comply with certain enumerated core principles. These principles generally relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. In addition, SEFs will be required to maintain certain trading systems that meet the minimum functionality requirements set by the CFTC and SEC for trading in certain OTC derivatives that are required to be cleared.

        The SEC's regulations will apply to security-based swaps, such as single name credit default swaps, certain equity swaps and total return swaps referencing a single security or loan. The CFTC's regulations will apply to non-security based swaps, such as interest rate swaps, broad-based credit indices and commodity swaps.

        The Dodd-Frank Act also will make changes to the regulatory requirements of our customers, including large market participants such as investment banks and hedge funds. For example, some of our customers will have to register as swaps dealers or major swaps participants. Registration as a swaps dealer or major swaps participant will result in additional regulation for these entities, including greater record keeping requirements, higher capital and margin requirements and higher business conduct standards.

        In Europe, the European Commission published a formal proposal for OTC derivatives, central clearing parties and trade repositories regulation on September 10, 2010, which is referred to as the European Market Infrastructure Regulation ("EMIR"). EMIR, which is currently in the approval phase with the European Counsel and European Parliament, proposes central clearing and transparent reporting requirements for OTC derivatives and is expected to be in-place by year-end 2012. Additionally, a consultation paper relating to the Markets in Financial Instruments Directive ("MiFID") was released in December of 2010 focusing on OTC derivatives and areas such as dark pools, high frequency trading and consolidated tape for cash equities. The paper concluded that all trading in derivatives that are eligible for central clearing should trade exclusively on regulated markets, multilateral trading facilities or organized trading facilities. Subject to final rules being adopted, we currently intend to establish and operate an organized trading facility. New proposals called MiFID II are expected to be released in the second quarter of 2011. Similar to the U.S. regulations, until such regulations are finalized, it is difficult to predict how our business will be impacted. For additional discussion of the risks relating to these new regulatory changes, see "Item 1A—Risk Factors—Broad changes in laws or regulations or in the application of such laws and regulations may have an adverse effect on our ability to conduct our business."

Our Market Opportunity

        We believe the financial markets in which we operate present us with the following opportunities to provide value to our customers:

        Continued Global Demand for Investment Hedging and Risk Management.    In recent years, governments worldwide have issued billions of dollars of sovereign debt in order to fund financial system rescues and fiscal stimulus packages. As economic recovery takes hold, global corporate borrowings are also expected to increase. Investors in the sovereign and corporate debt markets will need to utilize a range of derivatives products to effectively hedge their credit, interest rate and foreign exchange related risks. Additionally, the continuing growth of key emerging market countries, such as China, Brazil and India, should lead to increased demand for basic commodities and a corresponding need for hedging instruments, such as energy and commodity futures and derivatives. These hedging activities account for a growing proportion of the daily trading volume in derivative products. In the current financial environment, we believe wholesale brokers will be needed to provide crucial liquidity aggregation and anonymous, efficient execution for those derivative products which are commonly used to hedge the risks associated with credit defaults by sovereign and corporate debtors, equity ownership, fluctuations in the value of foreign currencies and energy and commodity price volatility. We believe growing global demand for hedging and risk management will drive higher trading volumes in the financial products and markets in which we provide our execution, market information and software services.

        Increased Centralized Clearing of OTC Derivatives.    Increased clearing of certain OTC derivatives has been a focal point in both the U.S. and Europe under new legislation as governments, regulators and market participants seek to improve global financial markets. International governments and regulators have pushed for the centralized clearing of credit derivatives and several exchanges and industry utilities have launched, or are in the process of developing, clearinghouses and platforms to clear certain credit, interest rate and foreign exchange derivative products. We were a leader in initiatives to launch clearing of credit derivatives and believe that the increased central clearing of credit and other OTC derivatives products that we specialize in will be an important driver of future volume growth.

        Demand for Superior Execution.    Sophisticated market participants around the world require efficient and effective execution of transactions in increasingly complex financial markets. We believe that in certain highly liquid markets for cash products, such as corporate fixed income and equities, the services of wholesale brokers are needed to achieve best execution, especially for larger transactions that may be privately negotiated. Wholesale brokers can source liquidity from other market participants or assess which competing markets, market makers, or electronic communications networks offer the most favorable terms of execution and efficiently transact large positions with minimal price movement. In addition, we believe that wholesale brokers, such as us, who provide hybrid brokerage services are better positioned to meet the particular needs in the broad range of markets in which we operate than competitors that do not offer this combination of voice and electronic services. In the wake of the global financial crisis and the adoption of the Dodd-Frank Act and European legislation, intermediated execution will be mandatory for clearable swaps transactions, which we believe will lead to increased demand for superior hybrid electronic execution facilities in certain wholesale derivatives markets, such as the North American credit derivatives and energy markets, that traditionally have under-utilized such systems. Accordingly, we believe that there will be an increased need for our trade support technology, including our hybrid brokerage systems and Trayport GlobalVisionSM products.

        Opportunity for Increased Market Share.    As a result of the major push for regulatory reform in the global markets, which will carry significant costs for compliance, including the need to have and maintain sophisticated technology, many smaller wholesale or inter-dealer brokers may cease to exist. We already operate hybrid execution platforms and have an ability to build and deploy sophisticated trade execution and support technology. As a result, we may be able to take advantage of this by increasing our market share in certain derivative markets.

        Greater Importance of Product Expertise.    Wholesale brokers provide important price discovery and liquidity aggregation services in both liquid and illiquid markets. The presence of a broker provides customers with market intelligence, enhanced liquidity and, ultimately, improved pricing and execution. Wholesale brokers that execute a higher volume of trades of a particular financial product and have access to more market participants are better positioned to provide valuable pricing information, and can offer superior market data and analytics tools, than brokers who less frequently serve that market. In less commoditized financial markets, including markets for novel and complex financial instruments where liquidity is intermittent, market leadership becomes more important because reliable pricing information is difficult to obtain. Market participants in these less liquid markets utilize the services of leading wholesale brokers in order to gain access to the most bids and offers for a particular product. For example, some market participants pursue trading strategies that combine credit default swaps with convertible bonds or equity derivatives of the securities of a single issuer or a basket of issuers. As a wholesale broker with high volumes of bids and offers in the credit derivative and other specialized markets and access to technology that tracks such market data against activity in correlated markets, we are well-positioned to meet the growing needs of professional market participants for analytical insight, price discovery, and product expertise.

        Increasing Benefits of Automated Trade Processing.    The combination of hybrid execution with straight-through processing has significantly improved confirmation and settlement processes, resulting in cost savings for customers. Following the adoption of the Dodd-Frank Act, we expect to see continued demand in the markets for wholesale brokers or SEFs that have the ability to couple superior execution with automated trade reporting, confirmation and processing services. We believe this demand for automated trade processing will take on increased importance if legislators and regulators adopt expected regulations that require either, substantial or full, OTC transaction and position reporting.

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

        Continuing Globalization of Financial Markets.    The continuing globalization of trading is expected to propel long term growth in trading volumes in a wide array of financial and commodity products across the globe. We believe that the economic growth of emerging markets in South America, EMEA and Asia is fueling demand for the services of wholesale brokers to foster liquidity in new and emerging markets. We believe that our presence in multiple international financial centers, including the expansion of our services in South America, EMEA, and Asia, positions us to capitalize on such demand.

        Increased Demand for Trading and Broking Support Services.    Our Kyte subsidiary provides clearing, risk management, settlement and other back office services to professional trading and brokerage groups in listed fixed income, foreign exchange, commodity and equity products. As a result of the regulatory uncertainty relating to large financial institutions and their proprietary trading operations, as well as compensation restrictions for employees of certain banks, some traders and brokers are seeking to start their own companies or hedge funds or otherwise partner with providers of connectivity and support services such as Kyte. We believe that the services offered by Kyte will be in further demand if these proposed financial regulations are passed requiring large banks to scale-down, sell or exit their proprietary trading operations.

Our Competitive Strengths

        We believe that the following principal competitive strengths will enable us to enhance our position as a leading wholesale broker:

        Strong Brand and Leading Position in Key Markets.    We believe that over our twenty-three year history, we have successfully created value in several brands that our customers associate with high quality services in the markets on which we focus. Our leadership in multiple markets, such as the markets for certain fixed income and equity derivatives, foreign exchange options and commodity products, has been recognized by rankings in industry publications such as Risk magazine, FX Week, Profit & Loss and Energy Risk magazine. Risk magazine has ranked us as a leading broker in credit derivatives and numerous currency and equity derivative markets. Energy Risk magazine also listed GFI as Commodity Broker of the year in 2010, with top positions in natural gas and metals. We are also successfully building name recognition for our services in certain cash markets for corporate fixed income and equity securities under our "Christopher Street Capital" brand in Europe. In addition, FENICS ProfessionalTM, GFI's pricing, trading and risk management platform, is a leading analytic and risk management tool in the foreign exchange markets. Our electronic brokerage platforms, CreditMatch®, GFI ForexMatch® and, EnergyMatch®, as well as the Trayport GlobalVisionSM products, are recognized platforms in the markets in which they serve. We believe that, because of our leading market positions, strong brands and differentiated technological capabilities, we are better positioned than many of our competitors to serve the comprehensive needs of our customers in both exchange-traded and OTC markets.

        Expertise in Liquidity Formation in OTC Cash and Derivative Markets.    We believe we have expertise in fostering liquidity in OTC markets for complex and innovative financial products where liquidity is harder to achieve and expert brokerage services are therefore more valuable to market participants. We have long sought to anticipate the development and growth of markets for evolving, innovative financial products in which we believe we can move early to foster liquidity, garner a leading market position and enjoy higher commissions. For example, we fostered liquidity in the credit derivative and currency derivative markets in their early stages and have grown our services offerings for these markets through the years. We have also been involved in efforts to improve the transparency and standardization of the credit derivatives market as well as the development of clearing mechanisms for credit derivatives. We have introduced hybrid execution and auction technology to the credit derivative market and we are investing in areas of risk recycling and compression. Similarly, we were an early entrant to the shipping, property and emissions derivatives markets. Recently, we have successfully increased our brokerage services in certain cash markets for corporate fixed income and equities. While these cash products are far more commoditized than the OTC derivatives products for which we are recognized, their trading activity is often correlated to activities in the corresponding derivatives markets, in which we are active intermediaries. We believe that our expertise in fostering liquidity in certain derivatives markets gives us certain advantages when providing brokerage services in correlated cash markets. It also allows us to extend the reach of our services to a broader clientele, such as larger institutional investors and hedge funds, that are more active in cash markets than derivatives markets.

        Ability to Build and Deploy Technology.    We believe we have a strong ability to develop and deploy sophisticated trade execution and support technology that is tailored to the transactional nuances of each specific market. Depending on the needs of the individual markets, we deploy customized brokerage systems that leverage our range of electronic and voice execution services, which we refer to as "hybrid brokerage." For example, our customers in certain of our more complex, less commoditized markets may choose between utilizing our CreditMatch®, GFI ForexMatch® or EnergyMatch®

electronic brokerage platforms to trade a range of fixed income derivatives, foreign exchange options, energy derivatives and emission allowances entirely on screen or execute the same transaction through instant messaging devices or over the telephone with our brokers. In addition, our Trayport subsidiary is a provider of electronic trading software and services to competing wholesale brokers, exchanges around the world and to energy trading desks across a broad swath of the European energy markets. Trayport supplies critical exchange trading system technology to such commodities and stock exchanges as the Barbados Stock Exchange, Bayerische Borse, the Dutch Caribbean Stock Exchange, the International Maritime Exchange, the Jakarta Stock Exchange and the New Zealand Stock Exchange. Trayport technology accommodates electronic trading, information sharing, STP capabilities and clearing links in commodity and financial instruments. We have internally built or purchased most of our core trade execution and support technology. We believe this distinguishes us from our competitors as we are not overly beholden to the licensing rights of third party vendors and can tailor our technology offerings to serve the unique needs of our diverse product markets and customers.

        Quality Data and Analytics Products.    We are one of the few wholesale brokers that offer a broad array of data and analytics products to participants in the complex financial markets in which we specialize. Our data products are derived from the historic trade data compiled from our brokerage services in our key markets. Our analytics products benefit from the reputation of the Fenics® brand for reliability, ease of use and independence from any large dealer. Our Fenics® tools are used, not only by our traditional brokerage customers, but also by their customers, such as national and regional financial institutions and large corporations worldwide. We have recently launched a service through Fenics, which will allow approximately 300 bank, corporate and hedge fund customers around the world to have electronic access to tradable prices for currency derivatives provided by a group of global dealers using "request for quote" technology.

        Clearing and Settlement Services.    Through our Kyte subsidiary, which is a member of a number of leading exchanges, we provide clearing, risk management, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. The provision of these services allows us to broaden our customer base and further diversify our revenue stream.

        Experienced Senior Management, Skilled Brokers and Technology Developers.    We have a senior management team that is experienced in identifying and developing brokerage markets for evolving, innovative financial instruments. Our founder and chief executive officer, Michael Gooch, has over 30 years of experience in the brokerage industry. Our president, Colin Heffron, has been with our company since 1988 and, prior to becoming our president, was instrumental in developing a number of brokerage desks and leading the growth of our European operations. Reporting to them is an experienced management team that includes senior market specialists in each of our product categories. We also employed over 960 skilled and specialized brokers as of December 31, 2010, many of whom have extensive product and industry experience. Although the competition for brokers is intense, we have been able to effectively hire new brokers and establish new brokerage desks in areas in which we seek to expand our operations. In addition, our in-house technology developers are experienced at developing electronic brokerage platforms and commercial grade software that are tailored to the needs of certain select markets in which we focus. Our brokers utilize this technology and market information to provide their customers with enhanced services. We believe that the combination of our experienced senior management, skilled brokers and technology developers gives us a competitive advantage in executing our business strategy.

        Diverse Product and Service Offerings.    We offer our products and services in a diverse array of financial markets and geographic regions providing us with a balanced revenue stream. Historically, the markets on which we focus have volume and revenue cycles that are relatively distinct from each other and have generally been uncorrelated to and independent of the direction of broad equity indices. While we primarily serve the wholesale and professional trader community, some of the markets in which we are active have seen new entrants from the ranks of hedge funds and asset managers. We think this trend will allow us, in time, to serve a broader customer base. Further, our back-office and decision support products, including our clearing and settlement services, risk management platforms, market data, analytical tools and trading system software give us an opportunity to further expand our customer base, providing revenue sources beyond our traditional brokerage customers. We believe our diverse product and service offerings provide us with an advantage over many of our competitors that may have more limited product and service offerings and, therefore, may be more susceptible to downturns in a particular market or geographic region.

Our Strategy

        We intend to continue to grow our business and increase our profitability by being a leading provider of wholesale brokerage services, data and analytics and trading system software to the markets on which we focus. We intend to employ the following strategies to achieve our goals:

        Maintain and Enhance our Leading Positions in Key Markets.    We plan to continue building upon the leading market share and brand recognition that we have developed for a range of OTC derivative instruments and underlying cash securities in fixed income, financial, equity and commodity markets. We will continue deploying our specialized brokers and proprietary trading technology and systems in markets where liquidity is harder to achieve and our unique brokerage services and systems are therefore more valuable to dealers and professional traders. Building on our strength in derivative products, we plan to continue to build our brokerage capabilities in corporate bond and equity markets that have correlations to the underlying derivative markets in which we are well recognized. We also intend to continue offering our quality brand data and analytics products in certain select markets requiring reliable decision-support tools. Through these means, we seek to enhance our strong reputation and long-standing relationships in existing markets, while offering additional services and serving new customers in increasingly global financial and commodities markets.

        Leverage Technology and Infrastructure to Gain Market Share and Improve Margins.    We intend to continue to invest in the use and development of technology, including the development of proprietary electronic brokerage platforms, to further enhance broker productivity, increase customer and broker loyalty and improve our competitive position and market share. We intend to continue to develop and deploy technological innovations, such as state of the art electronic brokerage platforms, to improve our brokers' productivity and increase our market share in key products. During 2010, we continued to see substantial use of our CreditMatch® electronic brokerage platform in Europe in both credit derivatives and cash bonds, and have seen increasing use of CreditMatch® for electronic trading of credit derivatives in North America. We have also enhanced the functionality of GFI ForexMatch®, an electronic brokerage platform for foreign exchange products and have integrated it with our Fenics® trader tools. We provide our EnergyMatch® system to certain natural gas and electric power markets in North America and Europe. We believe that there will be increased demand for our hybrid electronic brokerage platforms in many of our existing wholesale derivatives markets following the implementation of the Dodd-Frank Act. We believe that as the usage of these systems becomes more widespread, we will be able to gain increased market share. Moreover, where possible, we plan to continue to install STP connections with our customers' settlement, risk management and compliance operations, in order to better serve their needs and to provide us with additional opportunities to increase our revenues.

        Continue to Identify and Develop New Products, and High-growth Markets.    Our brokerage personnel headcount as of December 31, 2010 was 1,161. We plan to continue our practice of developing new brokerage desks through the strategic redeployment of experienced brokers from established brokerage desks and through the selective hiring of new brokers. Individual brokerage desks are separately tracked and monitored in an effort to drive performance. We will continue to focus on identifying high growth markets where liquidity is more valuable, thereby yielding early-mover opportunities. At the same time, we plan to continue to develop our capabilities in selected cash equities and fixed income products where we can leverage our expertise in the underlying derivatives products and long-standing relationships with the world's largest financial institutions. We also intend to continue to expand our presence globally in markets where we believe there are opportunities to increase our revenues. As part of this effort, we have grown our operations in recent years in a number of locations in South America. We also completed the acquisition of 70% of The Kyte Group Limited and Kyte Capital Management Limited in the U.K.

        Align our business with the goals of new regulation.    Recent U.S. and European legislation as well as pending legislative proposals for OTC derivatives require, among other things, greater use of clearing facilities, transaction reporting, greater price transparency and mandatory execution of transactions by regulated intermediaries. Over time, we believe that these initiatives will further the growth and development of OTC derivatives markets and be beneficial to our business prospects. Our business benefited from the introduction of clearing in the U.S. energy markets in the mid-2000s and we have long supported greater use of clearing for credit derivatives. We believe that increased use of clearing will bring new entrants into our markets and increase trading volumes. Similarly, we have worked with major industry participants to develop transaction confirmation and reporting protocols that will be utilized in enhanced regulatory trade warehousing. Although we already operate hybrid brokerage systems that we believe will be able to meet the new regulatory requirements to operate as a swap execution facility, or SEF, in the U.S., we intend to continue to invest in those areas of our business which will serve the goals of expected regulation, including increased market transparency.

        Continue to Pursue New Customers and Diverse Revenue Opportunities.    We offer our products and services in a diverse range of financial markets and geographic regions and to hundreds of institutional customers. We have been successful in expanding our wholesale brokerage customer base through new product offerings and the implementation of our proprietary technology. At the end of 2007, approximately 71% of our revenues came from our traditional dealer bank customers. However, by the end of 2010, that percentage had dropped to approximately 63%. In cash markets for corporate fixed income and equities, as well as in certain energy and commodities markets, we are increasingly providing brokerage services to a broader range of customers than our traditional clientele of large primary dealers. Our data, analytics and software products and clearing services are already purchased by a broad range of customers outside of the dealer community. We intend to increase the diversity of our customer base by expanding our services to the wider professional trader community since we believe having a broader customer base has lessened, and will continue to lessen, the impact a downturn in any particular market or geographic region has on us. We also intend to continue managing our business with the goal of maintaining the geographic diversity of our revenues. On a geographic basis, approximately 54% of our total revenues for the year ended December 31, 2010 were generated by our EMEA operations, 36% were generated by our Americas operations and 10% were generated by our operations in the Asia-Pacific region. Additionally, for the year ended December 31, 2010, no one customer accounted for more than 6% of our total revenues from all products, services and regions, and our largest brokerage desk accounted for approximately 7% of total revenues.

        Strategically Expand our Operations and Customer Base through Business Acquisitions and Investments.    Historically, the wholesale brokerage industry was fragmented and concentrated mainly on specific country or regional marketplaces and discrete product sets, such as foreign exchange or energy products. The industry was also predominantly focused on executing trades between large dealer banks and securities houses. Over time, however, the wholesale brokerage industry has experienced increasing consolidation as larger wholesale brokers have sought to enhance their global brokerage services and offset customer commission pressure in maturing product categories by acquiring smaller competitors that specialized in specific product markets. At the same time, inter-dealer brokers have expanded their customer base within the wholesale universe to include hedge funds, corporations and asset managers.

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

        Continue to generate cash and return value to shareholders.    Our brokerage, software, analytics and market data businesses have generated significant operating cash flows which have allowed us to invest in software development, open new brokerage or trading desks and otherwise re-position our business to suit current and future market conditions. At the same time, we have been able to provide our shareholders with a consistent quarterly dividend stream since 2008. Despite the recent global financial crisis, over the past two years, we generated in excess of $209 million of positive cash flow from operations and paid in excess of $78 million of dividends to our shareholders. We believe that our cash flows have additionally benefited from the recent shift in our product mix from derivatives to cash products, which we generally broker on a matched principal basis. Matched principal transactions generally settle within three days and we receive our commission much sooner than we do when we execute a trade on an agency basis. We intend to continue to invest in businesses that generate operating cash flows and to use these cash flows to continue to return value to our shareholders.

Overview of Our Products and Services

        Our global brokerage operations focus on a wide variety of fixed income, financial, equity and commodity instruments, including both cash and derivative products. Within these markets we have been successful, historically, in serving the more complex, less commoditized markets for sophisticated financial instruments, primarily OTC derivatives. As the trading strategies of market participants continue to evolve and diversify, and the derivatives and cash markets continue to converge, wholesale brokers like us can bridge the gap between these markets and offer services in a number of related markets.

        We support and enhance our brokerage operations by providing clearing and risk management services, trading system software, analytics and market data products to our customers. We also provide our customers with STP links and electronic connections with exchanges and clearing firms where applicable.

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

        Fixed Income Products.    We provide brokerage services in a variety of fixed income derivatives, bond instruments and other related fixed income products. Our offices in New York, London, Sydney, Hong Kong, Singapore and Tokyo each provide brokerage services in a broad range of fixed income derivative products that may include single-entity credit default swaps, emerging market credit default swaps, credit indices, options on single-entity credit default swaps, options on credit indices and credit index tranches. We also provide brokerage services in a range of non-derivative credit instruments, such as investment grade corporate bonds, high yield corporate bonds, emerging market Eurobonds, European government bonds, bank capital preferred shares, asset-backed bonds and floating rate notes. We largely provide our services for these non-derivative fixed income products out of our New York, London, Paris, Singapore and Hong Kong offices.

        We support our fixed income product execution services with CreditMatch®, our electronic brokerage platform that provides trading, trade processing and STP functionality to our customers. Consistent with our hybrid brokerage model, customers may choose between utilizing CreditMatch® to trade certain credit derivative products entirely via an electronic platform or executing the same transaction over the telephone, or via other messaging mediums, with our brokers. In Europe, our customers consistently use CreditMatch® when using our services to trade certain credit derivative products. Our customers in the Americas and Asia are also increasing their use of CreditMatch® for the pricing and execution of certain credit derivative products.

        We hold an economic interest in ICE Trust, a clearinghouse for derivative instruments formed as a result of IntercontinentalExchange Inc's March 2009 purchase of The Clearing Corporation, a company in which we were a minority shareholder. In March 2009, ICE Trust became the first clearinghouse to clear credit derivatives. We believe that our hybrid electronic brokerage systems and STP capabilities will complement the movement to greater automation and centralized clearing in the OTC credit derivatives markets. Ultimately, we believe that centralized clearing may expand the market for OTC derivative products through added settlement efficiency and reliability.

        Through Christopher Street Capital, a division of GFI Securities LLC and GFI Brokers LLC in New York and GFI Securities Limited in the UK, we offer traditional brokerage services to a broad range of customers in the cash bond markets, including investment grade and cross-over corporate debt, distressed debt, agencies, high yield debt, and asset backed securities.

        In December of 2010, we opened an office in Bogota, Colombia, which will initially focus on Colombian sovereign fixed income, corporate fixed income and related derivative products in the domestic market.

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

        We offer telephone brokerage services in our New York, London, Hong Kong, Singapore, Sydney and Santiago offices, augmented in select markets with our GFI ForexMatch® brokerage platform. We also offer a STP capability that automatically reports completed telephone and electronic transactions directly to our customers' position-keeping systems and provides position updates for currency option trades executed through our brokerage desks globally.

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

        Our New York office provides brokerage services in cash equities, single stock options, index options, sector options, equity default swaps, variance swaps, total return swaps, convertible bonds and ADRs. Our London office provides brokerage services in equity index options, single stock options, GDRs, Pan-European equities, Japanese equity derivatives and structured equities. Our Paris office provides brokerage in Pan-European equities, structured equities, single stock and equity index options and financial futures. Our Hong Kong and Tokyo offices provide a varying degree of brokerage services in equity index and single stock options, while the Hong Kong office also provides brokerage services in ADRs and GDRs. Our Dublin and Tel Aviv offices broker primarily Pan-European and international equities.

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

        From our New York area offices, we provide brokerage services in natural gas, oil and petroleum products, electricity, dry freight derivatives, ethanol and soft and agricultural commodities. Through our Amerex subsidiary based in Sugar Land, Texas, we provide brokerage services in natural gas, electricity, environmental commodities and retail energy management. Our London office provides energy product brokerage services in many European national markets, including for electricity, coal, emissions and gas. The London office also provides brokerage services in property derivatives, dry and wet freight derivatives and dry physical freight. Our Singapore office brokers dry freight derivatives and dry physical freight. Desks in our New York, London and Sydney offices also provide brokerage services for the global precious metal markets.

        Through collaboration with certain divisions of CB Richard Ellis Group Inc., we provide and continue to develop brokerage services in European property derivatives. The collaboration in the U.K. is a leader in the property derivatives market.

        Through a joint venture with ACM Shipping Limited, we offer hybrid telephonic and electronic brokerage of wet freight derivatives in London, Singapore and New York.

        Clearing and Settlement Services.    On July 1, 2010, we acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited, and will acquire the remaining 30% equity interest in 2013. Kyte, which is a member of leading exchanges including NYSE Euronext, NYSE LIFFE and Eurex, provides clearing, brokerage, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. In some instances, Kyte provides capital to start-up trading groups, small hedge funds, market-makers and individual traders. The Company acquired Kyte because of its expertise in listed derivative markets, its risk management platforms and its unique clearing, broking and investment services business model.

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

        Within foreign exchange option markets, our GFI FENICS® division licenses FENICS® Professional, which provides customers with technology to control and monitor the lifecycle of their foreign exchange options trades. Sold on a subscription basis through dedicated sales teams across the globe, FENICS® Professional is a suite of price discovery, price distribution, trading, risk management and STP components. This array of modules permits customers to quickly and accurately price and revalue both vanilla and exotic foreign exchange options using math models and independent market data. Our GFI FENICS® division also recently launched a service through which approximately 300 bank, corporation and hedge fund customers around the world will have electronic access to tradable prices for currency derivatives provided by a group of global dealers using "request for quote" technology.

        Through our GFI Market Data division, we license market data to third parties in the following product areas: foreign exchange options, credit derivatives, emerging market non-deliverable forwards and interest rate swaps, equity index volatilities, interest rate options and European and North American energy. We make our data available through a number of channels, including streaming data feeds, file transfer protocol downloads, directly from FENICS® Professional and to data vendors, such as ThomsonReuters and Quick, who license our data for distribution to their global users. Revenue from market data products consists of up-front license fees and monthly subscription fees, royalties from third party market data vendors who re-license our data and individual large database sales.

Our Customers

        As of December 31, 2010, we provided brokerage services, clearing services and data and analytics products to over 2,600 institutional customers, including leading investment and commercial banks, large corporations, asset managers, insurance companies, hedge funds and proprietary trading firms. Notwithstanding our large number of customers, we primarily serve the wholesale and professional trader community that regularly transact in global capital markets, including many of the world's money-center banks and wholesale dealers such as Bank of America, Barclays Bank, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS. Despite the importance of these large financial institutions to our brokerage business, no single customer accounted for more than 6% of our total revenues from all products and services globally for the year ended December 31, 2010. Customers using our Fenics branded analytics products and our market data products and services include small and medium sized banks and investment firms, brokerage houses, asset managers, hedge funds, investment analysts and financial advisors. We also license our Trayport trading systems to various financial markets participants, including our major wholesale brokerage competitors, exchanges and trading firms.

Sales and Marketing

        In order to promote new and existing brokerage, data and analytics and software services, we utilize a combination of our brokerage personnel, internal marketing and public relations staff and external advisers in implementing selective advertising and media campaigns. Our brokerage services are primarily marketed through the direct and fairly constant interaction of our brokers with their customers. This direct interaction permits our brokers to discuss new product and market developments with our customers and to cross-sell our other products and services. We also participate in numerous trade-shows to reach potential brokerage, data and technology customers and utilize speaking opportunities to help promote market specialists and trading technologies in our core products and services. Our data, analytics and trading software products are actively marketed through dedicated sales and support teams, including a dedicated sales and customer support staff for Trayport that markets its trading software to traders, brokers and exchanges globally. As of December 31, 2010, we employed 105 sales, marketing and customer support professionals, consisting of 56 sales employees and executives, 5 marketing employees and 44 customer support employees. Our data and analytics sales force calls on a broad range of customers, including traders, risk managers, sales staff, treasurers, analysts and e-commerce specialists at banks, hedge funds, fund managers, insurance companies and large corporations.

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

        Hybrid Brokerage Platform Technology.    We utilize several sophisticated proprietary electronic brokerage platforms to distribute prices and offer electronic trade execution to our customers. These platforms include our CreditMatch®, GFI ForexMatch® and EnergyMatch® electronic brokerage platforms. Price data is transmitted over these platforms by our proprietary global private network and also by third-party providers of connectivity to the financial community. Our hybrid brokerage platforms and systems operate on a technology platform and network that emphasizes scalability, performance, adaptability and reliability to provide our customers with a variety of means to connect to our brokers and brokerage platforms, including dedicated point-to-point data lines, virtual private networks, proprietary application programming interfaces and the Internet. We are working with an increasing number of our customers to implement straight-through processing between our brokerage platforms and the systems used by our customers to record, report and store transaction data. These efforts seek to automate large parts of the trade reporting and settlement process, thereby reducing errors, risks and costs traditionally associated with post-trade activities. We may also develop or customize trading systems for our customers.

        Post-Trade Technology.    Our hybrid brokerage platforms automate previously paper- and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost incurred by many of our customers' back offices and enabling straight-through processing. In addition to our own system, confirmation and trade processing is also available through third-party hubs including Markitwire, Reuters RTNS, ConfirmHub, EFETnet and direct straight-through processing in Financial Information eXchange (FIX) Protocol for various banks. We have electronic connections to most mainstream clearinghouses, including The Depository Trust & Clearing Corporation (through third party clearing firms), Continuous Linked Settlement, Euroclear, Clearstream, LCH Clearnet, Eurex, the CME Group, Inc ("CME"), Euro CCP and European Multilateral Clearing Facility N.V ("EMCF"). We intend to expand the number of clearinghouses to which we connect in the future.

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

        Risk Management Platforms.    GFI maintains a proprietary electronic risk monitoring system to monitor and mitigate market risks, which provides management with daily credit reports in each of our geographic regions that analyze credit concentration and facilitates the regular monitoring of transactions against key risk indicators. In addition, our Kyte subsidiary maintains proprietary risk management platforms which are used to manage risk associated with its customers. These proprietary risk platforms create risk profile reports using algorithms that calculate real time net position reports using information from exchanges and third-party market data providers, such as Reuters. The systems calculate the net risk of a customer's entire portfolio covering a broad range of products, including cash bonds, futures, options, equities and spot FX.

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

        Support and Development.    At December 31, 2010, we employed a team of 329 computer, telecommunication, network, database, customer support, quality assurance and software development specialists globally. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our customers and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

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

        We pursue registration of some of our trademarks in the United States and in other countries. "GFI Group," "GFInet," "Fenics," "CreditMatch," "GFI ForexMatch," "EnergyMatch," "Amerex", "Starsupply", "Trayport" and "Kyte" are registered trademarks in either the United States and/or numerous overseas jurisdictions.

        We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents for some of those applications. We believe that no single patent or application or group of patents or applications will be of material importance to our business as a whole.

Competition

        Competition in the wholesale brokerage industry is intense. We encounter competition in all aspects of our businesses, including for customers, employees and acquisition candidates.

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

        In time, our business may face growing competition from businesses that provide swaps execution services directed towards non-dealer institutions. Companies such as Bloomberg, TradeWeb and MarketAxess have substantial customer relationships with institutional traders of cash instruments and we believe that they will seek to leverage these relationships to further their business in executing swaps transactions. We have not traditionally served such non-dealer institutions in certain of the swaps products that we broker. Rather, in such products, we have maintained deep relationships with the swaps dealers who are the primary providers of liquidity to such markets. We intend to continue to skillfully serve the primary providers of liquidity in the swaps markets, while complying with all regulations, including the Dodd-Frank Act, that require us to provide impartial access to broader categories of market participants.

        Broker-Dealers.    In brokering certain cash equities and corporate fixed income products, we face competition from traditional cash product broker-dealers that include large, medium and smaller sized financial service firms.

        Exchange and Exempt Commercial Markets.    In general, we do not compete directly with the major futures exchanges, such as CME, the Chicago Board Options Exchange, Eurex and Euronext.liffe, and exempt commercial markets like the one operated by Intercontinental Exchange (ICE). These exchanges allow participants to trade standardized futures and options contracts. These contracts, unlike the less commoditized OTC products that we focus on, typically contain more standardized terms, and are typically traded in contracts representing smaller notional amounts. Furthermore, the introduction of such standardized exchange-traded futures and options contracts has, in the past, generally been accompanied by continuing growth in the corresponding OTC derivatives markets. However, we often cross exchange-traded derivatives as OTC transactions and the trades are then either exchanged for exchange-traded instruments, such as a futures contract, or "given up" to one of the exchanges mentioned above or a third-party CCP or FCM for clearing. It is not clear what impact the Dodd-Frank Act will have on these traditional roles as the rules relating to clearing of OTC derivatives and SEFs are still being issued and their impact is still unknown.

        In a growing number of cases, our hybrid brokerage platforms are also competing directly with the execution arms of those same exchanges. Pursuant to the Dodd-Frank Act, futures exchanges are authorized to execute swaps transactions, along with swap execution facilities. Accordingly, we expect that we will compete directly with several futures exchanges in the near future to be the primary execution venue for swaps transactions.

        We believe that exchanges will continue to seek to leverage their platforms and attempt to grow by introducing products designed to compete with or compliment certain products covered by wholesale brokers in the current OTC marketplace or through acquisitions. Exchanges have also acquired wholesale brokers, such as ICE's acquisition of CreditEx, a specialist inter-dealer broker of credit derivative products, in 2008. Most major exchanges have either begun or announced plans to clear many of the existing OTC financial and derivative products. We generally believe that efforts by exchanges to provide clearing venues for the OTC markets are complementary to our business and we expect that such efforts will enable us to provide our services to a broader customer base.

        Software, Analytics and Market Data.    Several large market data and information providers compete for a presence on virtually every trading desk in our industry. Some of these entities currently offer varying forms of electronic trading of the types of financial instruments in which we specialize. Some of these entities have announced their intention to expand their electronic trading platforms or to develop new platforms. In addition, these entities are currently competitors to, and in some cases customers of, our data and analytical services. Our Trayport subsidiary competes against several independent providers of advanced financial technology and high-end trading systems. Further, we face competition for certain sales of our data products from our inter-dealer, exchange and wholesale broker competitors and from data and technology vendors, such as Markit, a consortium of major financial institutions. In some cases, we have entered into collaborations or joint venture agreements with these other entities with regard to our software, analytics and market data services in order to create a more robust product, increase our distribution channels or, in some cases, white label our or their products through our respective distribution channels.

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

        U.S. Regulation and Certain Clearing Arrangements.    In order to conduct our securities related business in the U.S., GFI Securities LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC, and the State of New York, and is regulated by the Financial Industry Regulatory Authority ("FINRA"). GFI Securities LLC is subject to regulations and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, safekeeping of customers' funds and securities, capital structure, record keeping, supervision and the conduct of affiliated persons, including directors, officers and employees. GFI Securities LLC also operates CreditMatch®, an electronic brokerage platform that is regulated pursuant to Regulation ATS under the Exchange Act.

        Several of GFI Securities LLC's equity and corporate bond brokerage desks have experienced issues relating to reporting trades to FINRA on a timely basis, which is required by FINRA rules. This subsidiary has also paid fines for trade reporting in recent years and is currently being reviewed by FINRA for similar issues relating to trade reporting. In addition, in October 2010, FINRA commenced a disciplinary proceeding by filing a complaint against GFI Securities LLC and four of its former employees in connection with allegedly improper communications between certain of these former employees and those at other interdealer brokerage firms related to the determination of the commission rates paid to them by certain dealers for brokering transactions in credit default swaps. The complaint alleges that such communications were inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. In connection with its current examinations and this disciplinary proceeding, FINRA may seek to impose fines on us or seek to take other corrective action. See Item 3—"Legal Proceedings" for additional details.

        In our futures and commodities related activities, our subsidiaries are also subject to the rules of the CFTC, futures exchanges of which they are members and the National Futures Association ("NFA"), a futures self-regulatory organization. GFI Securities LLC is registered as an introducing broker with the NFA and the CFTC. The NFA and CFTC require their members to fulfill certain obligations, including the filing of quarterly and annual financial reports. Failure to fulfill these obligations in a timely manner can result in disciplinary action against the firm. Certain of our subsidiaries also operate electronic brokerage platforms that are exempt from CFTC regulation either as an exempt board of trade (GFI ForexMatch® and Fenics®) or as an exempt commercial market (EnergyMatch®).

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

        The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm's liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain capital withdrawals. At December 31, 2010, GFI Securities LLC was, and currently is, in compliance with the net capital rules and had net capital in excess of the minimum requirements.

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

        In the United Kingdom, the Financial Services Authority ("FSA") regulates GFI Securities Limited and certain of our other subsidiaries. These U.K. regulated subsidiaries are also subject to the European-wide Markets in Financial Instruments Directive ("MiFID"). Each of our subsidiaries subject to MiFID has taken the necessary steps in order to comply with these requirements.

        As with those U.S. subsidiaries subject to FINRA rules, the ability of our regulated U.K. subsidiaries to pay dividends or make capital distributions may be impaired due to applicable capital requirements. Our regulated U.K. subsidiaries are subject to "consolidated" regulation, in addition to being subject to regulation on a legal entity basis. Consolidated regulation impacts the regulated entity and its parent holding companies in the U.K, including the regulated entity's ability to pay dividends or distribute capital. We are also subject to the European Union's Capital Requirements Directive ("CRD"). This directive requires us to have an "Internal Capital Adequacy Assessment Process" as set forth in the CRD, which puts the responsibility on firms subject to the directive to ensure they have adequate capital after considering their risks.

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

        Our U.K. regulated subsidiaries are subject to periodic review by the FSA. As a result of the latest periodic risk assessment, the FSA requested that we enhance the risk and control functions, including governance procedures, of certain of our U.K. regulated subsidiaries to bring them in line with the FSA's current standards. The Company has implemented revised control procedures that we believe will be satisfactory to the FSA.

        GFI Securities Limited is a member of Euroclear for the purpose of clearing certain debt and equity transactions. This membership requires GFI Securities Limited to deposit collateral or provide a letter of credit to Euroclear so that Euroclear will extend a clearing line to GFI Securities Limited.

        The Kyte Group Limited and Kyte Broking Limited maintain clearing relationships with Newedge Group, Bank of America Merrill Lynch, Societe Generale and International and Commercial Bank of China in order to provide their clients with direct market access to a number of exchanges and multilateral trading facilities (MTFs). These arrangements require the deposit of collateral to facilitate market access and clearing.

        GFI Securities Limited's Dublin branch was established through the exercise of its passport right to open a branch within a European Economic Area state. The establishment of the branch was approved by the FSA and acknowledged by the Irish Financial Services Regulatory Authority ("IFSRA") in Ireland. The branch is subject to all of the conduct of business rules of the IFSRA and is regulated, in part, by the FSA.

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

        GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority ("HKMA"). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain a minimum level of stockholders' equity.

        In Tokyo, the Japan Securities Dealers Association ("JSDA") regulates GFI Securities Limited's Japanese branch. The JSDA regulates the activities of the officers, directors, employees and other persons affiliated with the branch. This branch is also subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the "FIEL") in Japan, including maintaining minimum levels of capital and stockholders' equity.

        In Singapore, GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which includes, among other things, a stockholders' equity requirement.

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

        In Korea, GFI Korea Money Brokerage Limited is licensed and regulated by the Financial Supervisory Commission to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain a minimum requirement of paid-in-capital.

        In Chile, GFI Brokers (Chile) Agentes De Valores SpA is licensed and regulated by the Superintendencia de Valores y Seguros de Chile. As part of its licensing requirements, GFI Brokers (Chile) is subject to a minimum capital requirement.

        In Colombia, GFI Exchange Colombia S.A. and GFI Securities Colombia S. A. are licensed and regulated by the Superintendencia Financiera de Colombia.

        At December 31, 2010, all of our subsidiaries that are subject to foreign net capital rules were, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

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

        The government agencies that regulate us continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. During 2010, the financial markets experienced the beginning of a major global regulatory overhaul, as regulators and legislators in the U.S. and abroad have proposed and, in some instances, already adopted, a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated execution facilities and the required or increased use of electronic trading system technologies. In the U.S., the Dodd-Frank Act was signed into law in July 2010. The Dodd-Frank Act created a new form of regulated entity knows as a Swap Execution Facility (referred to herein as a SEF) and mandated that all cleared swaps trade on either an exchange or SEF. We intend to apply to become a SEF and this process, including the regulatory implications and risks associated with it, are discussed throughout this Form 10-K. For a more detailed discussion of the changes in regulations in the U.S. and abroad, see Item 1—"Business—Recent Derivative Market Developments."

        Exchange Memberships.    Through our various subsidiaries, we are members of the following exchanges: Baltic Exchange, BATS, Chicago Mercantile Exchange (non-member firm), Chi-X, Deutsche Boerse (International Securities Exchange, Eurex and Xetra), European Energy Exchange, Intercontinental Exchange (ICE Futures U.S., ICE Canada and ICE Futures Europe), London Metals Exchange (Associate Member), London Stock Exchange, SIX Swiss Exchange, NASDAQ OMX Group (The NASDAQ Stock Market and NASDAQ OMX Europe) NYSE Arca, NYSE Euronext, EDX London, Montreal Exchange ("MX"), Financial Futures Spanish Market ("MEFF"), Italian Derivatives Exchange Market ("IDEM") and Borsa Italiana.

Working Capital

        For information regarding working capital items, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II, Item 7 of this Form 10-K.

Employees

        As of December 31, 2010, we employed 1,990 employees. Of these employees, 1,161 are brokerage personnel (consisting of 963 brokers and 198 trainees and clerks), 329 are technology and telecommunications specialists and 105 comprise our software, analytics and market data sales, marketing and customer support professionals. Approximately 36% of our employees are based in the Americas, 51% are based in EMEA and the remaining 13% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be strong and have not experienced any interruption of operations due to labor disagreements.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Competitive Environments.

Economic, political and market factors beyond our control could reduce trading volumes, securities prices and demand for our brokerage services, which could harm our business and our profitability.

        Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. Our business and the brokerage and financial services industry in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, substantial fluctuations in the volume and price levels of securities transactions and changes in and uncertainty regarding tax and other laws. In each of the three years in the period ended December 31, 2010, over 86% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of the following factors, among others, may cause a substantial decline in the U.S. and global financial markets in which we offer our services, resulting in reduced trading volume. These factors include:

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

        To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and other features of our hybrid brokerage systems, network distribution systems and other technologies. The financial services industry is characterized by rapid technological change, changes in use and client requirements and preferences, frequent product and service introductions employing new technologies and the emergence of new regulatory requirements, industry standards and practices that could render our existing practices, technology and systems obsolete. In more liquid markets, development by our competitors of new electronic or hybrid trade execution, STP, affirmation, confirmation or clearing functionalities or products that gain acceptance in the market could give those competitors a "first mover" advantage that may be difficult for us to overcome. Our success will depend, in part, on our ability to:

  •
  develop, test and implement hybrid or electronic brokerage systems that meet regulatory requirements and are desired and adopted by our customers and increase the productivity of our brokers;

  •
  enhance our existing services;

  •
  develop or acquire new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers; and

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        The development of proprietary brokerage systems and other technology to support our business entails significant technological, financial and business risks. Changes in existing laws and regulations, including those being proposed and implemented under the Dodd-Frank Act, may require us to develop and maintain new brokerage systems or functionalities in order to meet the standards set forth in such regulations or as may be required by regulators, such as the CFTC or SEC. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our services. We may not successfully implement new technologies or adapt our hybrid brokerage systems and transaction-processing systems to meet our clients' requirements or emerging regulatory or industry standards. We may not be able to respond in a timely manner to changing market conditions or client requirements or successfully defend any challenges to any technology we develop. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could negatively affect our business, financial condition or results of operations.

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

  •
  securities, futures and derivatives exchanges, swap execution facilities and electronic communications networks;

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

Convergence of OTC and exchange-traded markets may impact volumes, liquidity and demand for our services in certain markets.

        New regulation in the U.S. and abroad, including the Dodd-Frank Act, could result in a convergence of the traditional OTC market and the exchange-traded market, as certain OTC products are required to and become centrally cleared and traded via an exchange or swap execution facility. As the convergence of the OTC and exchange-traded markets occurs, the resulting OTC or swap execution facility market for those products may be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. If any of this were to occur, our business could be significantly reduced and our business, financial condition and results of operations could be adversely affected.

Consolidation and layoffs in the banking and financial services industries could materially adversely affect our business, financial condition and results of operations.

        In recent years, there has been substantial consolidation and convergence among companies in the banking and financial services industries, resulting in increased competition. Continued consolidation or significant layoffs in the financial services industry could result in a decrease in the number of traders for whom we are able to provide brokerage services, which may reduce our trading volumes. In addition, continued consolidation could lead to the exertion of additional pricing pressure by our customers and our competitors, impacting the commissions we generate from our brokerage services. Following the enactment of the Dodd-Frank Act in the U.S., many banks have spun off or are in the process of spinning off their proprietary trading operations due to the increased regulations, costs and uncertainty involved with such operations. It is not yet clear what affect this will have on our transaction volumes, revenues and business or whether we will be able to successfully compete for the business of any new entities created as a result of these spinoffs.

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

        Problems experienced by third parties could also affect the markets in which we provide brokerage services. In recent years, an increasing number of financial institutions have reported losses tied to write-downs of mortgage and asset backed securities, structured credit products and other derivative instruments and investments. As a result, there is an increased risk that one of our clients or counterparties could fail, shut down, file for bankruptcy or be unable to pay out their positions under certain derivative contracts. The failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or which has significant financial exposure to, or reliance on, the mortgage, asset-backed or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets. The occurrence of any of these events or failures by our customers could adversely affect our financial condition and results of operations. In addition, in recent years, an increasing percentage of our business, directly or indirectly, results from trading activity by hedge funds. Hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. During the economic turmoil of the last few years, many hedge funds have significantly decreased their leverage or have gone out of business. If this deleveraging continues or one or more hedge funds that was a significant participant in a derivatives market experiences problems in the future, that derivatives market could be adversely affected and, accordingly, our brokerage revenues in that market will likely decrease.

Our brokerage, clearing and execution business exposes us to certain client and counterparty credit risks.

        We generally provide brokerage services to our clients in the form of either agency or matched principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for our agency brokerage services. In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, as described in further detail in the Risk Factor captioned "The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched principal trades could adversely affect our results of operations and balance sheet." Our clients may default on their obligations to us arising from either agency or principal transactions due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could adversely affect our financial condition or results of operations.

        We also have credit and counterparty risk in certain situations where we provide clearing and execution services. We provide agency clearing services through our relationships with general clearing member firms and/or exchanges. In these instances, our accounts at such institutions are used, in our name, to provide access to clearing services for our customers.

        Credit risk arises from the possibility that we may suffer losses due to the failure of our customers or other counterparties to satisfy their financial obligations to us or in a timely manner. We may be materially and adversely affected in the event of a significant default by our customers or counterparties. Credit risks we face include, among others:

  •
  exposure to a customer's inability or unwillingness to meet obligations, including when adverse market movements result in a trading loss and the customer's posted margin is insufficient to satisfy the deficit. Such margin deficiencies may be caused by a failure to monitor client positions and accurately evaluate risk exposures, which may lead to our failure to require clients to post adequate initial margin or to increase variation margin, as necessary, to keep pace with market movements and subsequent account deficits;

  •
  exposure to counterparties with whom we place funds, including those of our customers, such as when we post margin with exchanges and clearing members;

  •
  exposure to counterparties with whom we trade; and

  •
  market risk exposure due to delayed or failed settlement, which, if not corrected, could become our responsibility as an agency clearing broker. In addition, we have market risk exposure on matched and unmatched principal transactions until offsetting trades are executed and settled.

        Customers and counterparties that owe us money or securities may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our reputation may be damaged if we are associated with a customer or counterparty that defaults, even if we do not have any direct losses from such an event. For further detail see the Risk Factor captioned "The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched principal trades could adversely affect our results of operations and statement of financial condition."

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

        In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We may also be adversely affected if settlement, clearing or payment systems become unavailable, fail or are subject to systemic delays for any reason outside our control.

In certain instances, we may extend credit to our clearing customers for margin requirements, which subjects us to credit risks and, if we are unable to liquidate a customer's securities when the margin collateral becomes insufficient, we may suffer a loss.

        In certain instances, we may provide credit for margin requirements to customers; therefore, we are subject to risks inherent in extending credit. Our credit risks include the risk that the value of the collateral we hold could fall below the amount of a customer's indebtedness. This risk can be amplified in any situation where the market for the underlying security is rapidly declining. Agreements with customers that have margin accounts permit us to liquidate their securities in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our risk management policies with respect to margin, we may be unable to liquidate the customers' securities for various reasons, or at a price sufficient to cover any deficiency in a customer's account. If we were unable to liquidate a position at a price sufficient to cover any deficiency or if a customer was unable to post additional margin, we may suffer a loss.

Certain of our clearing customers may choose to obtain a direct relationship with a clearing member, an exchange or a clearinghouse as their operations grow, in which case, we would lose the revenues generated by such customers.

        We market our clearing services to our existing customers on the strength of our relationship with certain clearing members and exchanges and on our ability to perform related back-office functions at a lower cost than the customers could perform these functions themselves. As our customers' operations grow, they may consider the option of obtaining a direct relationship with a clearing member, clearinghouse or exchange themselves in an effort to save costs. If our customers choose to obtain their clearing services directly, we would lose their revenue and our business could be adversely affected.

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

        In addition, increased competition has contributed to a decline in clearing revenue per transaction in recent years and may continue to create downward pressure on our clearing revenue per transaction in the future. If the decline in clearing revenue per transaction continues, we may not be able to increase our overall clearing volumes at a comparable rate and our revenues from clearing services would be adversely affected.

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

        If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registrations with FINRA, withdrawal of our authorizations from the FSA or revocation of our registrations with other similar international agencies to whose regulation we are subject. For example, in the past, we have been fined in the U.S. for issues relating to late trade reporting. Additionally, in October 2010, FINRA commenced a disciplinary proceeding by filing a complaint against GFI Securities LLC and four of its former employees in connection with allegedly improper communications between certain of these former employees and those at other interdealer brokerage firms. For more details, see "Item 1—Business—Regulation" and "Item 3—Legal Proceedings."

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

        In addition, because our industry is heavily regulated, regulatory approval may be required in order to continue or expand our business activities and we may not be able to obtain the necessary regulatory approvals. Even if approvals are obtained, they may impose restrictions on our business or we may not be able to continue to comply with the terms of the approvals or applicable regulations. The implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs or cause the development or continuation of business activities in affected markets to become impractical. For a further description of the regulations which may limit our activities, see "Item 1—Business—Regulation."

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

        Additionally, governments and regulators in both the U.S. and Europe have called for increased regulation and transparency in the OTC markets. As a result, the Dodd-Frank Act was passed in the U.S. in July 2010 and regulators in Europe are currently considering similar legislation. It is difficult to predict the effect these new regulations will have on our business, but they may have an adverse affect on our ability to maintain our position as a provider of execution and brokerage services in the markets for many of the OTC products for which we have traditionally acted as an intermediary.

Failure to qualify as a swap execution facility could significantly impact our business, financial condition and results of operations. Even if we qualify as a swap execution facility, we will incur significant additional costs, our revenues may be lower than in the past and our financial condition and results of operations may be adversely affected.

        The Dodd-Frank Act created a new type of regulated entity known as a swap execution facility (commonly referred to as a SEF) and mandated that certain cleared swaps trade on either an exchange or SEF. The list of swaps that will be required to be cleared and therefore executed through a SEF is not yet final, but is expected to encompass a vast number of swaps that have been traditionally executed OTC by wholesale brokers such as ourselves. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the CFTC and SEC to determine through rulemaking. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and a security-based swap execution facility.

        The CFTC and SEC have each issued proposed rules relating to the requirements for registering and operating as a SEF. We are in the process of analyzing the impact of these proposed rules and preparing for compliance. However, these rules are not yet final and are still subject to comment and revision. The proposed rules relating to SEFs would require, among other things, that an entity would have to comply with certain core principles to maintain registration as a SEF. These principles generally relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. In addition, SEFs will be required to maintain certain trading systems that meet the minimum functionality requirements set by the CFTC and SEC for trading in certain OTC derivatives that are required to be cleared.

        There will be significant costs to prepare for and to comply with these on-going regulatory requirements. We will incur increased legal fees, personnel expenses and other costs as we work to analyze and implement the necessary legal structure for registration. There will also be significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.

        In addition, it is not clear at this point what the impact of these rules and regulations will be on the markets in which we currently provide our services. Following the adoption of the Dodd-Frank Act and related rules, the markets for cleared and non-cleared swaps may be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. There may also be a preference of market participants to trade certain swaps on an exchange, rather than a SEF. Certain banks and other institutions will be limited in their conduct of proprietary trading and will be further limited or prohibited from trading in certain derivatives. The new rules, including the restrictions on the trading activities for certain banks and large institutions, could materially impact transaction volumes and liquidity in these markets and our revenues, financial condition and business would be adversely impacted as a result.

        If we fail to qualify as a SEF under any of these proposed rules, we will be unable to maintain our position as a provider of execution and brokerage services in the markets for many of the OTC products for which we have traditionally acted as an intermediary. This would have a broad impact on our business and could have a material adverse affect on our financial condition and results of operations.

Our regulated subsidiaries are subject to risks associated with net capital requirements, and we may not be able to engage in operations that require significant capital.

        Many aspects of our business are subject to significant capital requirements. The SEC, FINRA, FSA, JSDA and various other domestic and international regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. In addition, there may be capital requirements for SEFs and swap dealers, which will be established by the CFTC and the SEC.

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

        In addition, we are required to maintain capital with our clearing firms, prime brokers, futures clearing merchants and at clearing organizations of which we are a member. The amount of capital to be maintained is dependent on a number of factors, including the rules established by the clearing organization, the types of products to be cleared and the volume and size of positions to be cleared. If we fail to maintain the capital required by these clearing organizations and firms, our ability to clear through these clearing organizations and firms may be impaired, which may adversely affect our ability to process trades.

        We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our net capital requirements, see "Item 1—Business—Regulation" and Note 18 to the Consolidated Financial Statements.

Our risk-management policies might not be effective, which could harm our business.

        To manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to financial, market, credit, legal, reputational and operational risks. For a description of our risk management approach, see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk." This risk management function requires, among other things, that we properly record and verify many thousands of transactions and events each day, and that we continuously monitor and evaluate the size and nature of our or our clients' positions and the associated risks. In light of the high volume of transactions, it is impossible for us to review and assess every single transaction or to monitor at every moment in time our or our customers' positions and the associated risks.

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

The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched principal trades could adversely affect our results of operations and statement of financial condition.

        Through our subsidiaries, we provide brokerage services by executing transactions for our clients. An increasing number of these transactions are "matched principal transactions" in which we act as a "middleman" by serving as a counterparty to both a buyer and a seller in matching reciprocal back-to-back trades. These transactions, which generally involve cash equities and bonds, are then settled through clearing institutions with which we have a contractual relationship.

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

        In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as "out trades," and they create a potential liability for our subsidiary involved in the trade. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered our policy is generally to have the unmatched position disposed of promptly (usually on the same day and generally within three days), whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations. In addition, the use of our electronic brokerage platforms for products that we broker on a matched principal basis, such as CreditMatch®, can present these risks because of the potential for erroneous entries by our clients or brokers coupled with the potential that such errors will not be discovered promptly.

We have market risk exposure from principal transactions entered into by some of our desks.

        We generally execute orders on a matched principal basis by entering into one side of a customer trade and entering into an offsetting trade with another party relatively quickly (often within minutes and generally on the same trading day). However, we may take unmatched positions for our own account primarily to facilitate the execution of existing customer orders or in anticipation that future customer orders will become available to fill the other side of the transaction, and not primarily for directional purposes. While we seek to minimize our exposure to market risk by entering into offsetting trades or a hedging transaction relatively quickly (often within minutes and generally on the same trading day), we may not always enter into an offsetting trade on the same trading day and any hedging transaction we may enter into may not fully offset our exposure. Therefore, although any unmatched positions are intended to be held short term, we may not entirely offset market risk and may be exposed to market risk for several days or more or to a partial extent or both. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions are held before we dispose of the position.

        Although the significant majority of our principal trading is done on a "matched principal" basis, we have authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for our own account. These principal positions may ultimately be matched against a customer order or through a market intermediary, either in the short term (such as the same trading day) or we may hold these positions for several days or more. The number and size of these transactions may affect our results of operations in a given period and we may also incur losses from these trading activities due to market fluctuations and volatility from quarter to quarter. To the extent that we own assets (i.e., have long positions) in any of those markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own (i.e., have short positions) in any of those markets, an upturn in those markets could expose us to significant losses as we attempt to cover our short positions by acquiring assets in a rising market. In addition, in the event that one of our desks enters into principal transactions that exceed their authorized limit and we are unable to dispose of the position promptly, we could suffer losses that could have a material adverse effect on our financial condition or operating results.

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

We have equity investments or profit sharing interests in entities whose primary business is proprietary trading. These investments could expose us to losses that would adversely affect our net income and the value of our assets.

        We have equity investments or profit sharing interests in entities whose primary business is proprietary trading. The accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership or profit share and whether we have any influence or control over the relevant entity. Under certain accounting standards, any losses experienced by these entities on their investment activities would adversely impact our net income and the value of these assets. In addition, if these entities were to fail and cease operations, we may lose the entire value of our investment and the stream of any shared profits from trading.

Our investments in expanding our brokerage and clearing services, hybrid brokerage systems and market data and analytics services may not produce substantial revenue or profit.

        We have made, and expect to continue to make, significant investments in our brokerage, clearing and market data and analytics services, including investments in personnel, technology and infrastructure, in order to pursue new growth opportunities. With respect to our brokerage services and hybrid brokerage systems, we may not receive significant revenue and profit from the development of a new brokerage desk or hybrid brokerage system or the revenue we do receive may not be sufficient to cover the start-up costs of the new desk or the substantial development expenses associated with creating a new hybrid brokerage system. Even when our personnel hires and systems are ultimately successful, there is typically a transition period before these hires or systems become profitable or increase productivity. In some instances, our clients may determine that they do not need or prefer a hybrid brokerage system and the period before the system is successfully developed, introduced and adopted may extend over many months or years. The successful introduction of hybrid brokerage systems in one market or country does not ensure that the same system will be used or favored by clients in similar markets or other countries. Our continued expansion of brokerage personnel and systems to support new growth opportunities results in on-going transition periods that could adversely affect the levels of our compensation and expense as a percentage of brokerage revenue.

        With respect to our investment in clearing, settlement and back-office services, we may not produce significant revenue or profit. In addition, any revenues we do receive may not be sufficient to cover our invested capital or start-up costs. With respect to these services, we may incur significant costs developing and maintaining systems for back-office, risk management and exchange and clearing connections with relevant exchanges and clearing firms. In addition, this business may involve significant management effort to expand. If we are unable to generate sufficient revenue to cover the fixed costs associated with this business, our financial condition or results of operations could be adversely affected.

        With respect to our market data and analytics services, we may incur substantial development, sales and marketing expenses and expend significant management effort to create a new product or service. Even after incurring these costs, we ultimately may not sell any or sell only small amounts of these products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion and development initiatives, the up-front costs associated with them may exceed the related revenue and reduce our working capital and income.

If we are unable to manage the risks of international operations effectively, our business could be adversely affected.

        We provide services and products to clients globally through offices in Europe, the Middle East, Africa, South America and Asia and we may seek to further expand our operations in the future. On a geographic basis, approximately 54% and 50% of our total revenues for the years ended December 31, 2010 and 2009, respectively, were generated by our operations in Europe, the Middle East and Africa (EMEA), 36% and 41%, respectively, were generated by our operations in the Americas, which include operations in South America, and 10% and 9%, respectively, were generated by our operations in the Asia-Pacific region. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

  •
  additional regulatory requirements;

  •
  difficulties in recruiting and retaining personnel and managing the international operations;

  •
  potentially adverse tax consequences, tariffs and other trade barriers;

  •
  adverse labor laws; and

  •
  reduced protection for intellectual property rights.

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

        Our international operations are also subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. In addition, we are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations, including registration requirements. For example, in Europe, the European Commission published a formal proposal for OTC derivatives, central clearing parties and trade repositories regulation in September 2010, which is referred to as the European Market Infrastructure Regulation ("EMIR"). EMIR, which is currently in the approval phase with the European Counsel and European Parliament, proposes central clearing and transparent reporting requirements for OTC derivatives and is expected to be in place by year-end 2012. Our compliance with these laws and regulations may be difficult and time consuming and may require significant expenditures and personnel requirements, and our failure to be in compliance would subject us to legal and regulatory liabilities. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations or limit our ability to grow our international operations and, consequently, on our business, financial condition and operating results.

        If we are unable to manage any of these risks effectively, our business could be adversely affected.

We may be exposed to risk from our operations in emerging market countries, including counterparty risks exposure.

        Our businesses and operations are increasingly expanding into new regions, including emerging markets, and we expect this trend to continue. We have entered into an increasing number of matched principal transactions with counterparties domiciled in countries in the Middle East, Latin America, Eastern Europe and Asia. Recent events in the Middle East have created instability in the region, particularly with respect to certain sovereignty. Transactions with these counterparties are generally in instruments or contracts of sovereign or corporate issuers located in the same country as the counterparty. This exposes us to a higher degree of sovereign or convertibility risk than in more stable or developed countries. In addition, these risks may be correlated risks. A correlated risk arises when the counterparty's inability to meet its obligations will also correspond to a decline in the value of the instrument traded. In the case of a sovereign convertibility event or outright default, the counterparty to the trade may be unable to pay or transfer payment of an instrument purchased out of the country when the value of the instrument has declined due to the default or convertibility event. Various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies. These conditions could have an adverse impact on our businesses and increased volatility in financial markets generally. Through our risk management procedures, we monitor the creditworthiness of emerging countries and counterparties on an ongoing basis and when the risk of inconvertibility or sovereign default is deemed to be too great, correlated transactions or all transactions may be restricted or suspended. However, there can be no assurance that these procedures will be effective in controlling these risks.

We may have difficulty managing our expanding operations effectively.

        We have significantly expanded our business activities and operations over the last several years, which have placed, and are expected to continue to place, a significant strain on our management and resources. Continued expansion into new markets and regions will require continued investment in management and other personnel, facilities, information technology infrastructure, financial and management systems and controls and regulatory compliance control. We may not be successful in implementing all of the processes that are necessary to support these initiatives, which could result in our expenses increasing faster than our revenues, causing our operating margins and profitability to be adversely affected.

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

Brokerage services involve substantial risks of liability, and we therefore may become subject to risks of litigation.

        Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims regarding quality of trade execution, improperly settled trades or mismanagement against us. We may become subject to these claims as the result of failures or malfunctions of our trading systems or other brokerage services provided by us, and third parties may seek recourse against us. We attempt to limit our liability to our customers through the use of written or "click-through" agreements, but we do not have such agreements with many of our clients. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuit or claim against us could result in our obligation to pay substantial damages.

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

  •
  the decrease in our cash reserves, the increased cost of borrowing funds or the dilution resulting from issuances of our equity securities, in each case as consideration to finance the purchase price of any significant acquisitions;

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

  •
  failure to achieve financial or operating objectives; and

  •
  potential loss of clients or key employees of acquired companies and businesses.

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

        If we fail to manage these risks as we make acquisitions or make new hires, our profitability may be adversely affected, and we may never realize the anticipated benefits of the acquisitions or hires. In addition, entering into new businesses may require prior approval from regulators. Our ability to obtain timely approval from applicable regulators may hinder our ability to successfully enter new businesses.

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

Computer systems failures, capacity constraints, breaches of security and natural or other disasters could prevent us from operating parts of our business or otherwise damage our reputation or business.

        We internally support and maintain many of our computer systems, brokerage platforms and networks. Our failure to monitor, maintain or, if necessary, replace these systems, brokerage platforms and networks in a timely and cost-effective manner could have a material adverse effect on our ability to conduct our operations.

        We also rely and expect to continue to rely on third parties to supply and maintain various computer systems, trading platforms and communications systems, such as telephone companies, internet service providers, data processors, clearing organizations, software and hardware vendors and back-up services. Our systems, or those of our third party providers, may fail or operate slowly, causing one or more of the following:

  •
  unanticipated disruptions in service to our clients;

  •
  slower response times;

  •
  delays in our clients' trade execution;

  •
  failed settlement of trades;

  •
  decreased client satisfaction with our services or brokerage platforms;

  •
  incomplete, untimely or inaccurate accounting, recording, reporting or processing of trades;

  •
  financial losses;

  •
  litigation or other client claims; and

  •
  regulatory sanctions.

        We may experience systems or office failures from power or telecommunications outages, acts of God, war, terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or similar events. Additionally, our business continuity or disaster recovery plans and related systems may not be effective to deal with such events and the failure of such plans or systems may have a material adverse effect on our business. Any system failure that causes an interruption in service or decreases the responsiveness of our service, including failures caused by client error or misuse of our systems, could damage our reputation, business and brand name. In addition, if security measures contained in our systems are breached as a result of third-party actions, employee error, malfeasance, or otherwise, our reputation may be damaged and our business could suffer.

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

        If one or more of our offices were destroyed, damaged or unusable for a period of time we may suffer a loss of revenue, experience business interruption in that region or incur expenses to relocate or repair the affected office to the extent not covered by insurance. If any of these were to occur, it could have a material adverse affect on our financial condition or results of operations.

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

Risks Related to Our Liquidity and Financing Needs

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

        Our ability to raise capital in the long-term or short-term debt capital markets or the equity capital markets has been and could continue to be adversely affected by conditions in the U.S. and international markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile. In particular, our cost and availability of raising debt capital may be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets, the strength of counterparties and other factors, including the impact of the Dodd-Frank Act and other pending legislation, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers in the financial industry. To the extent we need to raise additional capital, including for acquisitions or meeting increased capital requirements arising from growth in our brokerage business, we may not be able to obtain such additional financing on acceptable terms or on a timely basis, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or acquisitions, respond to competitive pressure or meet contractual, regulatory or other unanticipated requirements and as a result, our ability to conduct our business may be adversely affected.

Our credit agreement and our senior notes each contain restrictive covenants which may limit our working capital and corporate activities.

        We are a party to a credit agreement with Bank of America N.A. and certain other lenders which provides for maximum borrowings of $200 million (the "Credit Agreement"). Our Credit Agreement matures in December 2013. In addition, we have issued $60 million of senior secured notes (the "Senior Notes") which are due January 30, 2013. Our Credit Agreement and our Senior Notes impose operating and financial restrictions on us, including restrictions which may, directly or indirectly, limit our ability to:

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

        Jersey Partners Inc. ("JPI"), in which our chief executive officer and founder, Michael Gooch, is the controlling shareholder, owns approximately 41% of our outstanding common stock. Our president, Colin Heffron, is also a minority shareholder of JPI. As a result, through JPI, Michael Gooch has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Michael Gooch. This concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to our other stockholders, including actions that may be supported by our Board of Directors. The trading price for our common stock could be adversely affected if investors perceive disadvantages to owning our stock as a result of this significant concentration of share ownership.

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

        Under our Credit Agreement and our Senior Notes, a change in control may lead the lenders to exercise remedies such as acceleration of the loan and, in the case of the Credit Agreement, termination of their obligations to fund additional advances.

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

        While our internal controls over financial reporting currently meet all of the standards required by SOX, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock. We cannot be certain as to our ability to continue to comply with the requirements of SOX. If we are not able to continue to comply with the requirements of SOX in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC, PCAOB or FINRA. In addition, should we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, and incur significant expenses to restructure our internal controls over financial reporting, which may have a material adverse effect on our Company and the price of our common stock.

We cannot provide assurance that we will continue to declare and pay dividends at all or in any particular amounts and we may elect not to pay dividends in the future.

        Our Board of Directors has approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. However, there is no assurance that we will continue to declare and pay dividends at all or in any particular amounts and we may elect not to pay dividends in the future. Our dividend policy may be affected by, among other things, our earnings, financial condition, future capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, the issuance of special dividends from time to time, changes in tax rates and our determination to make certain investments or acquisitions. Our ability to declare a dividend is also subject to the limits imposed by Delaware corporate law, our Credit Agreement and our Senior Notes.

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

        Future sales of our common stock also could adversely affect the market price of our common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, new or amended equity incentive plans or otherwise, the market price of our common stock could decline significantly. Moreover, the perception in the public market that our stockholders, including JPI, might sell shares of common stock could depress the market price of our common stock.

        As of December 31, 2010, we had registered under the Securities Act of 1933, as amended (the "Securities Act"), an aggregate of 703,052 shares of our common stock which are reserved for issuance upon the exercise of outstanding options under our 2000 and 2002 Stock Option Plans. In addition, as of December 31, 2010, we had registered under the Securities Act an aggregate of 21,900,000 shares of our common stock available for issuance under our 2008 Equity Incentive Plan in connection with existing and new grants of restricted stock units, stock options or similar types of equity compensation awards to our employees. Based on outstanding grants at December 31, 2010, there are 7,652,296 shares of our common stock available for future grants of awards under the 2008 Equity Incentive Plan. These shares can be sold in the public market upon issuance, subject to any vesting requirements and restrictions under the securities laws applicable to resale by affiliates. These sales might impact the liquidity of our common stock and might have a dilutive effect on existing stockholders making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We may be required to recognize impairments of our goodwill or other intangible assets, which could adversely affect our results of operations or financial condition.

        Accounting standards require periodic testing for the impairment of goodwill and intangible assets. While we have not recognized any impairment charges to date, any such non-cash charges in the future could have a material impact on our stockholders equity and our results of operations.

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

        Changes to our business plan, increased macroeconomic weakness, declines in operating results and decreased market capitalization may result in our having to perform an interim goodwill impairment test or an intangible asset impairment test. These types of events and the resulting analysis could result in goodwill or intangible asset impairment charges in future periods.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We have offices in 15 countries. Our executive headquarters are located at 55 Water Street, New York, New York 10041, where we occupy approximately 89,000 square feet of leased space, pursuant to a lease that expires in December 2027. Our largest office outside of the New York metropolitan area is our U.K. headquarters, which is located in London at 1 Snowden Street, EC2 2DQ, where we occupy approximately 44,000 square feet pursuant to a lease that expires in March 2015. We also lease approximately 125,000 square feet of additional office space in the aggregate to support our global brokerage operations.

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

        The staff (the "Staff") of the Market Regulation Department of the Financial Industry Regulatory Authority Inc. ("FINRA") has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them in 2005 and 2006 by certain dealers for brokering transactions in credit default swaps. In October 2010, the Staff commenced a disciplinary proceeding by filing a complaint against GFI Securities LLC and four of its former employees in connection with allegedly improper communications between certain of these former employees and those at other interdealer brokerage firms, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All of the former employees of GFI Securities LLC who were named in the complaint resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. None of the Company's current employees were named in the complaint. GFI Securities LLC intends to vigorously contest this disciplinary action which could result in a censure, fine or other sanction.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

        On October 5, 2010 we transferred the listing of our common stock from the Nasdaq Global Select Market ("Nasdaq") to the New York Stock Exchange Euronext ("NYSE Euronext"). Our common stock is traded under the symbol "GFIG", the same symbol that was used on the Nasdaq since our initial public offering on January 26, 2005. Prior to that time there was no established public trading market for our common stock. The closing share price for our common stock on February 28, 2011, as reported by NYSE Euronext, was $5.00.

        As of February 28, 2011, we had approximately 43 holders of record of our common stock.

        Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of our common stock as reported on Nasdaq through the third quarter of 2010 and NYSE Euronext in the fourth quarter of 2010.

	Common Stock Price Ranges
			Cash Dividend Declared
	High	Low
Year Ended December 31, 2010
First Quarter	$6.48	$4.11	$0.05
Second Quarter	7.01	4.75	0.05
Third Quarter	6.29	4.40	0.05
Fourth Quarter	5.24	4.45	0.30
Year Ended December 31, 2009
First Quarter	$4.95	$2.09	$0.05
Second Quarter	7.40	2.99	0.05
Third Quarter	7.93	5.57	0.05
Fourth Quarter	7.95	4.39	0.05

Dividend Policy

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount.

        Any declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. The Board's ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by applicable law or regulation, and (ii) general restrictions imposed on dividend payments under the jurisdiction of incorporation or organization of each subsidiary. Finally, our Credit Agreement limits our ability to pay dividends in certain circumstances without the approval of our lenders and any instruments governing our future indebtedness may also contain various covenants that limit our ability to pay dividends.

Performance Graph

        The following performance graph shows a comparison, from December 31, 2005 through December 31, 2010, of the cumulative total return for our common stock, the NYSE Composite Index, Nasdaq Composite Stock Index, the Nasdaq Other Financial Index and our peer group. The peer group is comprised of ICAP plc, Tullet Prebon plc, Compagnie Financiere Tradition, MarketAxess Holdings Inc., BGC Partners Inc., the International Securities Exchange (ISE), Deutsche Boerse Group, IntercontinentalExchange Inc. and the CME Group Inc.

        The performance graph assumes that the value of the initial investment in the Company's common stock, each index and the peer group was $100 on December 31, 2005 and that all dividends have been reinvested. Such returns are based on historical results and are not intended to suggest future performance. The returns of each company within the peer group have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

Recent Sales of Unregistered Securities

        For the year ended December 31, 2010, we granted a total of 8,128,286 restricted stock units ("RSUs") to officers, directors and employees pursuant to our 2008 Equity Incentive Plan. The grant prices of these RSUs ranged from $4.48 to $6.89. These RSUs will be converted into common stock to be issued to the recipients of the RSUs as they vest, which is generally on an annual basis over three years. These RSUs were granted pursuant to exemptions from registration provided by Rule 701 and/or Section 4(2) under the Securities Act.

        On November 1, 2010, we purchased the remaining 67% of the shares of an over-the-counter brokerage business in the U.K. In connection with the acquisition, we issued 2,343,758 shares of our common stock, par value $.01, as part of the purchase price.

Purchase of Equity Securities

        The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended December 31, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs(d)
October
Stock Repurchase Program(a)	364,699	$4.72	364,699	5,361,559
Employee Transactions(b)	37,132	$4.79	N/A	N/A
November
Stock Repurchase Program(a)	344,628	$4.80	344,628	5,072,436
Employee Transactions(b)	12,490	$4.64	N/A	N/A
December
Stock Repurchase Program(a)	325,000	$4.83	325,000	5,302,100
Employee Transactions(b)	32,607	$4.69	N/A	N/A
Other Stock Repurchases(c)	1,200,000	$5.00	N/A	N/A
Total
Stock Repurchase Program(a)	1,034,327	$4.78	1,034,327	5,302,100
Employee Transactions(b)	82,229	$4.73	N/A	N/A
Other Stock Repurchases(c)	1,200,000	$5.00	N/A	N/A

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

(b)
Under our 2008 Equity Incentive Plan, we withhold shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withhold these shares, we are required to remit to the appropriate taxing authorities the market price of the shares withheld, which could be deemed a purchase of the shares of our common stock by us on the date of withholding.

(c)
In December 2010, the Company and Jersey Partners, Inc. ("JPI") entered into a stock purchase agreement pursuant to which the Company purchased 1,200,000 shares of common stock owned by JPI at a price of $5.00 per share. JPI is the largest stockholder of GFI and Michael Gooch, GFI's Chief Executive Officer and Chairman is the majority shareholder of JPI. The review and approval of the stock purchase agreement was delegated by the Company's Board of Directors to its Audit Committee, comprised of solely independent directors, which approved the stock purchase agreement.

(d)
Amounts disclosed in this column include the number of RSUs granted by the Company and the number of shares issued upon the exercise of stock options less the number of shares repurchased by the Company on the open market for the current calendar year through December 31, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the five years ended December 31, 2010. This selected consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the notes thereto contained in Part II-Item 8 in this Form 10-K.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)
Consolidated Statements of Income
Revenues
Agency commissions	$534,239	$481,326	$757,310	$749,223	$557,895
Principal transactions	215,563	270,378	206,669	188,254	151,220

Total brokerage revenues	$749,802	$751,704	$963,979	$937,477	$709,115
Clearing services revenues	41,878	—	—	—	—
Interest income from clearing services	671	—	—	—	—
Equity in earnings of unconsolidated brokerage businesses	3,485	—	—	—	—
Software, analytics and market data	60,637	54,347	51,250	19,522	18,651
Other income(1)	5,640	12,656	274	13,542	19,417

Total revenues	$862,113	$818,707	$1,015,503	$970,541	$747,183
Total interest and transaction-based expenses(2)	67,558	30,354	43,420	32,732	24,471

Revenues, net of interest and transaction-based expenses	794,555	788,353	972,083	937,809	722,712

Expenses
Compensation and employee benefits	558,248	583,315	665,973	604,847	465,554
Other expenses(2)	204,504	181,768	223,133	182,224	155,361

Total other expenses	762,752	765,083	889,106	787,071	620,915

Income before provision for income taxes	31,803	23,270	82,977	150,738	101,797
Provision for income taxes	5,884	6,982	29,871	55,880	40,719

Net income before attribution to non-controlling shareholders	25,919	16,288	53,106	94,858	61,078

Less: Net income attributable to non-controlling interests	304	—	—	—	—

GFI's net income	$25,615	$16,288	$53,106	$94,858	$61,078

Earnings Per Share
Basic earnings per share available to common shareholders	$0.21	$0.14	$0.45	$0.81	$0.54

Diluted earnings per share available to common shareholders	$0.20	$0.13	$0.44	$0.80	$0.52

Weighted average number of shares outstanding(3)
Basic	120,275,918	118,178,493	117,966,596	116,595,920	113,382,789
Diluted	125,522,128	121,576,767	119,743,693	119,180,791	116,703,713
Dividends declared per share of common stock	$0.45	$0.20	$0.255	—	—

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands except headcount data)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$313,875	$342,379	$342,375	$240,393	$181,484
Total assets(4)	1,271,024	952,094	1,085,911	975,814	699,609
Total debt, including current portion	192,446	173,688	223,823	$55,291	90,253
Total stockholders' equity	490,711	484,102	476,963	452,193	330,469
Selected Statistical Data:
Brokerage personnel headcount(5)	1,161	1,082	1,037	1,037	932
Employee headcount	1,990	1,768	1,740	1,599	1,438
Broker productivity for the period(6)	$669	$705	$910	$934	$836
Brokerage Revenues by Geographic Region:
Americas	$293,344	$325,359	$385,854	$401,897	$326,436
Europe, Middle East & Africa	379,660	364,752	489,517	449,949	321,308
Asia	76,798	61,593	88,608	85,631	61,371

Total	$749,802	$751,704	$963,979	$937,477	$709,115

(1)
Certain software development contract revenues for the years ended December 31, 2008, 2007 and 2006 totaling $86, $215 and $6,973 were previously presented in a line item called "Contract revenue" and have been combined into "Other income" to conform with the current year's presentation.

(2)
Clearing fees for the years ended December 31, 2009, 2008, 2007 and 2006 totaling $30,354, $43,420, $32,732 and $24,471 were previously presented in "Other expenses" and are now presented in "Total interest and transaction-based expenses" to conform with the current year's presentation.

(3)
Restated to reflect the four-for-one stock split effected March 31, 2008.

(4)
Total assets included receivables from brokers, dealers and clearing organizations of $243.8 million, $87.7 million, $149.7 million, $317.8 million, and $174.7 million at December 31, 2010, 2009, 2008, 2007 and 2006, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business which have not settled as of their stated settlement dates. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations for these unsettled transactions.

(5)
Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2010, we employed 963 brokers and 198 trainees and clerks.

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

Business Environment

        As a leading provider of wholesale brokerage services, clearing services and electronic execution and trading support products for global financial markets, our results of operations are impacted by a number of external market factors, including market volatility and transactional volumes, the organic growth or contraction of the derivative and cash markets in which we provide our brokerage services, the particular mix of transactional activity in our various products, the competitive and regulatory environment in the various jurisdictions and markets in which we operate and the financial condition of the dealers, hedge funds, traders and other market participants to whom we provide our services. Outlined below are management's observations of these external market factors during the most recent fiscal period. The factors outlined below are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

  Market Volatility

        As a general rule, our business typically benefits from volatility in the markets that we serve, as periods of increased volatility often coincide with more robust trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity.

        Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions. During 2010, some of the financial, commodity and fixed income derivative product markets in which we operate experienced higher volatility than 2009, while our equity and corporate cash fixed income product markets were generally adversely impacted by a low volatility trading environment. The European sovereign debt crisis, which arose in the second quarter of 2010, created economic uncertainty and increased volatility in many sovereign debt and equity markets through the remainder of the year. Despite the generally strong performance of global equity markets throughout 2010, volatility in the equity markets remained relatively low, as measured by the Chicago Board Options Exchange Volatility Index ("VIX"). In addition, many of the OTC derivative markets in which we provide our services experienced relatively depressed trading activity as the new or proposed financial market regulations in the U.S. and Europe did not eliminate the regulatory uncertainty overhanging such markets.

  Growth or Decline in Underlying Markets

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

        According to the Bank of International Settlements ("BIS"), the global derivative markets have recently moderated or decreased in size after years of rapid growth (as measured by outstanding notional amount). As of June 30, 2010, the latest period reported, the compound annual rates of decline in OTC and exchange-traded notional amounts outstanding over the two year period ended June 30, 2010 were 6.9% and 4%, respectively, compared to compound annual growth rates of 31.7% and 16.5%, respectively, over the five years ending June 30, 2008. However, the notional amounts outstanding for all exchange-traded derivatives increased 19.2% to $75.5 trillion as of June 30, 2010 from $63.3 trillion as of June 30, 2009, while the notional amounts outstanding for all OTC derivatives decreased 2% to $582.7 trillion as of June 30, 2010 from $594.5 trillion as of June 30, 2009. The disparity between the recent growth in the amount of outstanding exchange-traded derivatives versus the decline in the amount of OTC derivatives highlights the recent shift in market preference towards standardized, cleared or shorter-dated products that typically trade on an exchange. We also believe the decline in notional amounts outstanding of OTC derivatives can be attributed to the regulatory uncertainty and the industry's effort to net derivative exposure, especially in credit derivatives, through bilateral and multilateral netting arrangements and the advent of central clearing for certain derivatives.

  Competitive and Regulatory Environment

        Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage and technology development personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in 2010. The consolidation and personnel layoffs by dealers, hedge funds and other market participants over the last few years has also led to increased competition to provide brokerage services to a smaller number of market participants in the near term. In 2010, we reduced our corporate cash fixed income business in the U.S. as many of the large dealer firms began to rehire salespersons and recommit capital in these markets.

        During 2010, the financial markets experienced the beginning of a major global regulatory overhaul, as regulators and legislators in the U.S. and abroad have proposed and, in some instances, already adopted, a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities and the required or increased use of electronic trading system technologies. We believe that the new regulation has not eliminated the uncertainty that has persisted in many OTC derivatives markets since the financial crisis and has led to lower trading volumes and fewer participants in many of the markets in which we provide our services.

        We are optimistic that the regulatory solutions, including centralized clearing, increased transparency and centralized trade reporting, will be generally beneficial to the long-term health of the broader financial markets, although we believe that it will continue to depress near-term volumes in certain derivative markets until the final regulations are adopted and implemented. We believe that our product expertise, proven technology, depth of liquidity and long-standing relationships position us well to capture any newly created opportunities that result from the new regulations.

Financial Overview

        Our results for the last three years reflect the challenging economic conditions following the financial crisis in 2008 during which many market participants, including many of our key customers, experienced reduced liquidity, credit contraction, financial institution consolidation and market participant bankruptcies. Our geographic and product diversity enabled us to take advantage of areas of market strength over this period, even as several OTC derivative markets in which we provide our services were impacted by economic and regulatory uncertainty. As more fully discussed below, our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three year period ended December 31, 2010:

  •
  Our total revenues of $862.1 million for the year ended December 31, 2010 increased from $818.7 million for the year ended December 31, 2009. The main factors contributing to our increase in total revenues in 2010 as compared to 2009 were:

  •
  $52.3 million in revenues contributed from Kyte, which was acquired on July 1, 2010;

  •
  Improved economic and market conditions in certain emerging markets and Asia;

  •
  Increased trading activity in certain financial and commodity product markets in which we have a leading market share;

  •
  Higher share and commodity values, on average, as they relate directly to the commissions revenue we receive in certain equity and commodity products;

  •
  Increased electronic trading activity on our hybrid brokerage platforms in Europe and the U.S.;

  •
  Contributions from other acquisitions, new brokerage desks and new brokers hired across all product categories; and

  •
  The strong performance of our Trayport subsidiary.

  •
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

  •
  The main factors contributing to our decrease in revenues for the year ended December 31, 2009 from the year ended December 31, 2008 are set forth below under "Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008."

        The most significant component of our cost structure is employee compensation and employee benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and employee benefits have decreased from $666.0 million for the year ended December 31, 2008 to $558.2 million for the year ended December 31, 2010. The main factors contributing to the decrease were lower brokerage revenues, which resulted in lower broker performance bonuses, and charges taken in the fourth quarter of 2009 related to the renegotiation of certain employment agreements.

        Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Broker performance bonuses decreased from $331.0 million for the year ended December 31, 2008 to $229.1 million for the year ended December 31, 2010.

        Further, we pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units ("RSUs") and are typically expensed over the term of the related employment agreement for cash bonuses and the related vesting period for RSUs, which is generally two to four years. These employment agreements typically contain repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee's employment is terminated for cause during the initial term of the agreement. Expense related to these bonuses paid to brokerage personnel decreased to $32.0 million for the year ended December 31, 2010 from $67.3 million for the year ended December 31, 2009 and $40.8 million for the year ended December 31, 2008. The expense was significantly higher in 2009 compared to 2008 and 2010 due to charges taken in the fourth quarter of 2009 related to the renegotiation of certain employment agreements.

Results of Consolidated Operations

        The following table sets forth our consolidated results of operations for the periods indicated. Beginning in the fourth quarter ended December 31, 2010, we included the subtotal "Revenues, net of interest and transaction-based expenses", or net revenues, which is defined as total revenues less certain direct incremental costs associated with those revenues. We believe that net revenues provide a useful insight into our business. This revised format has been applied to all periods presented:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Revenues
Agency commissions	$534,239	$481,326	$757,310
Principal transactions	215,563	270,378	206,669

Total brokerage revenues	749,802	751,704	963,979
Clearing services revenues	41,878	—	—
Interest income from clearing services	671	—	—
Equity in earnings of unconsolidated brokerage businesses	3,485	—	—
Software, analytics and market data	60,637	54,347	51,250
Other income	5,640	12,656	274

Total revenues	862,113	818,707	1,015,503
Interest and transaction-based expenses
Transaction fees on clearing services	39,918	—	—
Transaction fees on brokerage services	27,213	30,354	43,420
Interest expense from clearing services	427	—	—

Total interest and transaction-based expenses	67,558	30,354	43,420

Revenues, net of interest and transaction-based expenses	794,555	788,353	972,083

Expenses
Compensation and employee benefits	558,248	583,315	665,973
Communications and market data	49,579	46,263	47,810
Travel and promotion	37,517	33,819	45,756
Rent and occupancy	22,413	20,325	31,452
Depreciation and amortization	34,431	31,493	31,390
Professional fees	25,949	18,402	26,200
Interest on borrowings	11,063	10,540	14,334
Other expenses	23,552	20,926	26,191

Total other expenses	762,752	765,083	889,106

Income before provision for income taxes	31,803	23,270	82,977

Provision for income taxes	5,884	6,982	29,871

Net income before attribution to non-controlling shareholders	25,919	16,288	53,106

Less: Net income attributable to non-controlling interests	304	—	—

GFI's net income	$25,615	$16,288	$53,106

        The following table sets forth our consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses for the periods indicated:

	Year ended December 31,
	2010	2009	2008
Revenues
Agency commissions	67.2%	61.1%	77.9%
Principal transactions	27.1	34.3	21.3

Total brokerage revenues	94.3	95.4	99.2
Clearing services revenues	5.3	—	—
Interest income from clearing services	0.1	—	—
Equity in earnings of unconsolidated brokerage businesses	0.5	—	—
Software, analytics and market data	7.6	6.9	5.3
Other income	0.7	1.6	0.0

Total revenues	108.5%	103.9%	104.5%
Interest and transaction-based expenses
Transaction fees on clearing services	5.0	—	—
Transaction fees on brokerage services	3.4	3.9	4.5
Interest expense from clearing services	0.1	—	—

Total interest and transaction-based expenses	8.5%	3.9%	4.5%

Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	70.3	74.0	68.5
Communications and market data	6.2	5.9	4.9
Travel and promotion	4.7	4.3	4.7
Rent and occupancy	2.8	2.6	3.2
Depreciation and amortization	4.3	4.0	3.2
Professional fees	3.3	2.3	2.7
Interest on borrowings	1.4	1.3	1.5
Other expenses	3.0	2.6	2.7

Total other expenses	96.0%	97.0%	91.4%

Income before provision for income taxes	4.0%	3.0%	8.6%

Provision for income taxes	0.7	0.9	3.1

Net income before attribution to non-controlling shareholders	3.3%	2.1%	5.5%

Less: Net income attributable to non-controlling interests	0.0	—	—

GFI's net income	3.3%	2.1%	5.5%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

  Net Income

        GFI's net income for the year ended December 31, 2010 was $25.6 million as compared to $16.3 million for the year ended December 31, 2009, an increase of $9.3 million or 57.1%. Total revenues increased by $43.4 million, or 5.3%, to $862.1 million for the year ended December 31, 2010 from $818.7 million for 2009. Our increased revenues were primarily due to our Kyte acquisition, investments in technology and brokerage staff, and growth in our commodity, financial and fixed income derivative product businesses and the reasons set forth above under "Financial Overview". However, we were adversely affected by foreign exchange rates in 2010 to the extent we earned revenues denominated in Euros and the British Pound as these currencies were weaker, on average, relative to the U.S. Dollar than in 2009. We employed a total of 1,161 brokerage personnel at December 31, 2010 compared to 1,082 at December 31, 2009.

        Total interest and transaction-based expenses increased by $37.2 million, or 122.4% to $67.6 million for 2010 from $30.4 million for 2009. The increase is primarily related to our clearing services business obtained in the acquisition of Kyte. Kyte incurs exchange, clearing and execution costs in order to provide clearing services to its customers. Total expenses other than interest and transaction-based expenses decreased by $2.3 million, or 0.3%, to $762.8 million for 2010 from $765.1 million in 2009. The decrease in expenses is primarily attributable to decreased compensation expense, which resulted from lower broker performance bonuses and the charge of $34.4 million taken in 2009 related to the renegotiation of certain employment agreements and severance. The decrease in these compensation expenses were partially offset by an increase in expenses related to communications and market data, travel and promotion, rent and occupancy, depreciation and amortization, professional fees related to acquisitions, investments in technology and brokerage staff, and investing resources in preparation for the new regulatory framework being developed in the U.S. and Europe.

  Revenues

        The following table sets forth the changes in revenues for the year ended December 31, 2010, as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2010	%*	2009	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$237,681	29.9%	$276,377	35.1%	$(38,696)	(14.0)%
Equity	173,519	21.8	192,820	24.5	(19,301)	(10.0)
Financial	155,945	19.6	129,131	16.4	26,814	20.8
Commodity	182,657	23.0	153,376	19.4	29,281	19.1

Total brokerage revenues	749,802	94.3	751,704	95.4	(1,902)	(0.3)
Clearing services revenues	41,878	5.3	—	—	41,878	—
Other revenues	70,433	8.9	67,003	8.5	3,430	5.1

Total revenues	862,113	108.5	818,707	103.9	43,406	5.3

Interest and transaction-based expenses	67,558	8.5	30,354	3.9	37,204	122.6

Revenues, net of interest and transaction-based expenses	$794,555	100.0%	$788,353	100.0%	$6,202	0.8%

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2010 as compared to 2009

        Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. During the second quarter of 2010 we changed the name of our "credit products" category to "fixed income products" in order to better describe the full range of products it represents. Below is a discussion of our brokerage revenues by product category for the year ended December 31, 2010.

  •
  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 5.1% for 2010, as compared to 2009.

  •
  The decrease in fixed income product brokerage revenues of $38.7 million, or 14.0%, in 2010 as compared with 2009 was primarily attributable to a decrease in revenues from our cash fixed income business of 32.7%. This decrease was due to increased competition that led us to reduce our corporate cash fixed income presence in the U.S. and narrower credit spreads, on average, as they relate directly to the commissions we receive on certain desks. Offsetting this decrease was an increase in our fixed income derivatives businesses of 18.8% in 2010 as compared to 2009 due to increased revenues in the U.K and U.S. We believe that this growth is due, in part, to the development of clearing and risk reduction efforts for credit derivatives, increased brokerage personnel headcount and the increased customer usage of our CreditMatch® platform. Our fixed income product brokerage personnel headcount increased by 20 to 325 employees at December 31, 2010 from 305 employees at December 31, 2009.

  •
  The decrease in equity product brokerage revenues of $19.3 million, or 10.0%, in 2010 as compared with 2009 was primarily attributable to lower revenues in the U.S. as a result of the lower volatility and trading volumes that were prevalent in 2010. This decrease in the U.S. was partially offset by higher share values in Europe, on average, which positively impacted equity product brokerage revenues in our European offices as commissions are often based on notional values. Our equity product brokerage personnel headcount increased by 4 to 247 employees at December 31, 2010 from 243 employees at December 31, 2009.

  •
  The increase in financial product brokerage revenues of $26.8 million, or 20.8% in 2010 as compared to 2009 was primarily attributable to improved market and economic conditions in certain emerging markets and Asia, increased brokerage personnel headcount, as well as the performance of new foreign exchange product desks. In addition, during 2010, our GFI ForexMatch® trading platform was increasingly used by our customers on various financial desks globally. Our financial product brokerage personnel increased by 40 to 295 employees at December 31, 2010 from 255 employees at December 31, 2009.

  •
  The increase in commodity product brokerage revenues of $29.3 million, or 19.1% in 2010 as compared to 2009 was primarily attributable to higher commodity prices, increased demand for certain energy products, such as power, natural gas and coal and the commencement of new commodity product brokerage desks. In addition, our commodity product brokerage personnel headcount increased by 15 to 294 employees at December 31, 2010 from 279 employees at December 31, 2009.

  Clearing Services Revenue

  •
  Clearing services revenues were $41.9 million in 2010. These revenues are entirely related to the operations of Kyte, which we acquired on July 1, 2010. As a result, there is no comparable revenue for clearing services in 2009. Kyte uses the services of third parties who act as general clearing members to clearing houses in order to clear cash and derivative products for its customers. Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are mostly a pass-through cost to our clients and are therefore included in both revenues and expenses.

  Other Revenues

  •
  Other revenues were comprised of the following:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Software, analytics and market data	$60,637	$54,347
Equity in earnings of unconsolidated brokerage businesses	3,485	—
Remeasurement of foreign currency transactions and balances	(6,770)	3,767
Net realized and unrealized gains from foreign currency hedges	3,529	3,519
Interest income on short-term investments	1,334	1,043
Interest income from clearing services	671	—
Other	7,547	4,327

Total other revenues	$70,433	$67,003

        Other revenues increased by $3.4 million for the year ended December 31, 2010 to $70.4 million from $67.0 million in the same period in 2009. This increase was largely related to (i) an increase in our software, analytics and market data revenue of $6.3 million, which was attributable to an increase in software revenues at our Trayport subsidiary, (ii) $3.5 million equity in earnings of unconsolidated brokerage businesses related to investments in certain Kyte brokerage operations acquired on July 1, 2010, for which there is no comparable amount in the prior period, (iii) a net increase of $3.2 million in Other, which was primarily related to certain other Kyte operations for which there is no comparable amount in the prior period, and (iv) a gain of $3.7 million as a result of remeasuring our existing equity interest in an OTC brokerage business in the U.K. upon the purchase of the remaining 67% of the business on November 1, 2010 in an acquisition accounted for as a business combination achieved in stages. Offsetting this increase is a net decrease of $10.5 million related to the remeasurement of foreign currency transactions and balances. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions.

  Interest and Transaction-Based Expenses

  •
  Beginning with the three and twelve month periods ended December 31, 2010, we reported the subtotal "Revenues, net of interest and transaction-based expenses" which includes certain direct incremental costs associated with brokerage and clearing services revenue. This presentation provides a clearer picture of the financial performance of the business we operate in. These expenses were previously presented within our total expenses category as clearing fees.

  •
  Transaction fees on clearing services were $39.9 million in 2010. These costs are entirely related to the clearing operations of Kyte, which we acquired on July 1, 2010. As a result, there is no comparable expense in 2009. Kyte uses the services of third parties who act as general clearing members to clearing houses in order to clear cash and derivative products for its customers. Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are mostly a pass-through cost to our clients and are therefore included in both revenues and expenses.

  •
  The decrease in transaction fees on brokerage services of $3.1 million, or 10.3%, in 2010 as compared to 2009 was primarily due to the decline in the amount of business conducted by our cash equities and cash fixed income brokerage businesses. Transaction fees on brokerage services as a percentage of our total revenues from principal transactions increased to 12.6% for 2010, from 11.2% in 2009, as our cash fixed income business decreased relative to our cash equities business. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Transaction fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, transaction fees also include fees incurred in certain equity transactions executed on an agency basis.

  Expenses

        The following table sets forth the changes in expenses for the year ended December 31, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2010	%*	2009	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$558,248	70.3%	$583,315	74.0%	$(25,067)	(4.3)%
Communications and market data	49,579	6.2	46,263	5.9	3,316	7.2
Travel and promotion	37,517	4.7	33,819	4.3	3,698	10.9
Rent and occupancy	22,413	2.8	20,325	2.6	2,088	10.3
Depreciation and amortization	34,431	4.3	31,493	4.0	2,938	9.3
Professional fees	25,949	3.3	18,402	2.3	7,547	41.0
Interest in borrowings	11,063	1.4	10,540	1.3	523	5.0
Other expenses	23,552	3.0	20,926	2.6	2,626	12.5

Total other expenses	$762,752	96.0%	$765,083	97.0%	(2,331)	(0.3)%

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2010 as compared to 2009

  Compensation and Employee Benefits

  •
  The decrease in compensation and employee benefits of $25.1 million was primarily attributable to a charge of $34.4 million related to the renegotiation of certain employment agreements and severance arrangements in 2009. In addition, there was a decrease in broker productivity and corresponding performance bonuses.

  •
  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 70.3% in 2010 from 74.0% in the prior year. The lower compensation expense as a percentage of net revenues for 2010 was due to the restructuring charges in 2009 noted above, lower broker performance bonuses, and the acquisition of Kyte, which does not have the same compensation structure as our brokerage operations.

  •
  Sign-on and retention bonus amortization, which includes the amortization of cash sign-on bonuses initially paid in prior periods, represented 6.7% and 12.0% of total compensation and employee benefits expense for the year ended December 31, 2010 and 2009, respectively. This decrease in sign-on and retention bonus amortization as a percent of total compensation and employee benefits expense is primarily related to the restructuring charges discussed above.

  All Other Expenses

  •
  Travel and promotion, as a percentage of our total revenues for 2010 increased to 4.7% from 4.3% for 2009. This increase was primarily attributable to our business development activities relating to acquisitions and the changing regulatory environment, as well as an increase in our brokerage headcount.

  •
  The increase in rent and occupancy costs of $2.1 million was primarily due to new offices obtained in connection with our acquisitions in 2010, as well as increased facilities requirements related to our brokerage personnel.

  •
  The increase in depreciation and amortization of $2.9 million was primarily due to our acquisitions in 2010.

  •
  The increase in professional fees of $7.5 million was primarily due to $4.2 million in professional and other fees related to business development activities, with the remaining increase due to increased legal fees related to litigation, regulatory compliance and advocacy.

  •
  Other expenses increased $2.6 million in 2010 from 2009 primarily due to a $1.1 million net increase in losses from equity method investments and a $1.7 million increase in net litigation settlement expense compared to the same period in the prior year.

  •
  Our effective tax rate was 18.5% for the year ended December 31, 2010 as compared to 30.0% for 2009. The reduction in our effective tax rate was primarily due to the shifting of the geographic mix of our earnings for the year ended December 31, 2010 in favor of jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate.

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

        Total interest and transaction-based expenses decreased by $13.0 million, or 30.0%, to $30.4 million for 2009 compared to $43.4 million for 2008, primarily due to a decline in the amount of business conducted by our cash equities brokerage business. Total expenses other than interest and transaction-based expenses decreased by $124.0 million, or 13.9%, to $765.1 million for 2009 from $889.1 million in 2008. Expenses decreased primarily because of decreased compensation expense for the year-ended December 31, 2009, which was attributable to a decrease in performance-based bonus expense as a result of lower brokerage revenues. This decrease was partially offset by a charge of $34.4 million primarily related to the renegotiation of certain employment agreements and severance. Expenses related to rent and occupancy decreased in 2009, primarily due to $7.8 million in costs incurred in 2008 related to the abandonment of our offices at 100 Wall Street and our move to 55 Water Street. Professional fees decreased $7.8 million in 2009 primarily due to the higher legal and professional fees incurred in 2008 related to the defection of the credit brokerage personnel described above and discontinued merger discussions with a competitor.

  Revenues

        The following table sets forth the changes in revenues for the year ended December 31, 2009, as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2009	%*	2008	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$276,377	35.1%	$304,438	31.3%	$(28,061)	(9.2)%
Equity	192,820	24.5	291,184	30.0	(98,364)	(33.8)
Financial	129,131	16.4	171,935	17.7	(42,804)	(24.9)
Commodity	153,376	19.4	196,422	20.2	(43,046)	(21.9)

Total brokerage revenues	751,704	95.4	963,979	99.2	(212,275)	(22.0)
Clearing services revenues	—	—	—	—	—	—
Other revenues	67,003	8.5	51,524	5.3	15,479	30.0

Total revenues	818,707	103.9	1,015,503	104.5	(196,796)	(19.4)

Interest and transaction-based expenses	30,354	3.9	43,420	4.5	(13,066)	(30.1)

Revenues, net of interest and transaction-based expenses	$788,353	100.0%	$972,083	100.0%	$(183,730)	(18.9)%

*
Denotes % of revenues, net of interest and transaction-based expenses

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

  •
  The decrease in fixed income product brokerage revenues of $28.1 million in 2009 as compared with 2008 was due to a number of factors, including dealer and hedge fund deleveraging, the defection of almost two dozen North American fixed income brokers to a competitor in April 2008, increased competition, and uncertainty about the changing market structure and the impact of proposed government and regulatory actions in the U.S. and Europe. Growth in our fixed income product revenues in Europe and North America partially offset a substantial decline in global fixed income derivative product revenues compared to the previous year. Fixed income market volatility also decreased in 2009 from the prior year as the credit crisis and global recession eased in 2009. Our fixed income product brokerage personnel headcount increased to 305 at December 31, 2009 from 266 employees at December 31, 2008.

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

  Other Revenues

  •
  Other revenues are comprised of the following:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Software, analytics and market data	$54,347	$51,250
Remeasurement of foreign currency transactions and balances	3,767	4,620
Net realized and unrealized gains (losses) from foreign currency hedges	3,519	(16,729)
Other income	5,370	12,383

Total other revenues	$67,003	$51,524

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

  Interest and Transaction-Based Expenses

  •
  The decrease in transaction fees on brokerage services in 2009 was primarily due to the decreased trade activity in our cash equities business in 2009 compared to 2008. Transaction fees on brokerage services, as a percentage of our total revenues from principal transactions, decreased to 11.2% for 2009, from 21.0% in 2008 as our cash fixed income business increased relative to our cash equities business. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Transaction fees on brokerage services for cash fixed income principal transactions tend to be lower than for cash equity principal transactions. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in transaction fees on brokerage services. In addition, transaction fees on brokerage services also include fees incurred in certain equity transactions executed on an agency basis.

  Expenses

        The following table sets forth the changes in expenses for the year ended December 31, 2009 as compared to the same period in 2008 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2009	%*	2008	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$583,315	74.0	$665,973	68.5%	$(82,658)	(12.4)%
Communications and market data	46,263	5.9	47,810	4.9	(1,547)	(3.2)
Travel and promotion	33,819	4.3	45,756	4.7	(11,937)	(26.1)
Rent and occupancy	20,325	2.6	31,452	3.2	(11,127)	(35.4)
Depreciation and amortization	31,493	4.0	31,390	3.2	103	0.3
Professional fees	18,402	2.3	26,200	2.7	(7,798)	(29.8)
Interest on borrowings	10,540	1.3	14,334	1.5	(3,794)	(26.5)
Other expenses	20,926	2.6	26,191	2.7	(5,265)	(20.1)

Total other expenses	$765,083	97.0%	$889,106	91.4%	$(124,023)	(13.9)%

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2009 as compared to 2008

  Compensation and Employee Benefits

  •
  The decrease in compensation and employee benefits of $82.7 million was primarily attributable to a decrease in brokerage revenues and corresponding performance bonuses, as well as the restructuring initiatives implemented since the second half of 2008. In 2009, we recorded a charge of $34.4 million primarily related to the renegotiation of certain employment agreements and severance arrangements. In 2008, we recognized a pretax charge of $19.3 million relating to a front office restructuring and an accrual for broker bonus compensation which was paid in cash rather than, as originally contemplated, in restricted stock units.

  •
  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 74.0% in 2009 as compared to 68.5% for the prior year. The historically high compensation expense as a percentage of revenues for 2009 was due to the restructuring charges noted above, lower broker productivity and higher fixed compensation costs as a percentage of revenues. The higher fixed compensation costs as a percentage of revenues were caused, in large part, by the costs we incurred to restructure existing under-performing businesses and invest in new product areas, lower revenues in certain historically higher commission derivative markets, the amortization of previously paid sign-on bonuses and the impact of the defection of almost two dozen of our New York credit division personnel to a competitor in April 2008. These unexpected departures led to increased hiring, retention and bonus compensation expenses that negatively impacted our compensation structure in the second half of 2008 and throughout 2009.

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

  All Other Expenses

  •
  The decrease in travel and promotion of $11.9 million was primarily attributable to lower broker entertainment expenses. Travel and promotion, as a percentage of our revenues, net of interest and transaction-based expenses for 2009 decreased to 4.3% from 4.7% for 2008.

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

  •
  The decrease in interest on borrowings of $3.8 million was primarily due to a decrease in the average borrowings outstanding under our Credit Agreement, as well as lower prevailing interest rates. These decreases were partially offset by the full year impact of the increase in the applicable interest rate on our Senior Notes in July 2008.

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

Results of Segment Operations

        As a result of our acquisition of Kyte on July 1, 2010, we now operate a segment which was initially disclosed as "Clearing, Execution and Trading" for our quarterly report on Form 10-Q for the period ended September 30, 2010. During the fourth quarter of 2010, we changed the name of this operating segment to "Clearing and Backed Trading" in order to better describe the material operations of this segment, which is to provide clearing, risk management and settlement services, and, in some instances, capital to start-up trading groups, small hedge funds, market-makers and individual traders. We describe the investments in these trading entities as "Backed Trading." In this operating segment, the Company also provides certain execution and back-office services. We believe the presentation of these operations as a stand-alone segment best reflects the economic realities of those operations, as well as how our company is managed and the manner in which performance is evaluated. As of July 1, 2010, we have four operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa ("EMEA") Brokerage, (iii) Asia Brokerage, and (iv) Clearing and Backed Trading. Additionally, we present our operating segments as five reportable segments, which includes the four operating segments plus All Other. The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of our corporate business activities and operations from software, analytics and market data.

        The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment:

	Twelve Months Ended December 31, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$294,910	$379,033	$74,945	$52,343	$60,882	$862,113
Revenues, net of interest and transaction-based expenses	278,553	367,494	74,875	11,355	62,278	794,555
Other expenses	212,154	252,457	59,061	14,396	224,684	762,752
Income (loss) before income taxes	66,399	115,037	15,814	(3,041)	(162,406)	31,803

	Twelve Months Ended December 31, 2009
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$327,127	$364,761	$61,603	—	$65,216	$818,707
Revenues, net of interest and transaction-based expenses	309,245	350,869	61,573	—	66,666	788,353
Other expenses	266,940	235,909	62,444	—	199,790	765,083
Income (loss) before income taxes	42,305	114,960	(871)	—	(133,124)	23,270

	Twelve Months Ended December 31, 2008
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$387,549	$489,650	$88,583	—	$49,721	$1,015,503
Revenues, net of interest and transaction-based expenses	367,819	464,759	88,554	—	50,951	972,083
Other expenses	257,083	314,167	74,589	—	243,267	889,106
Income (loss) before income taxes	110,736	150,592	13,965	—	(192,316)	82,977

Segment Results for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

  Total Revenues

  •
  Total revenues for Americas Brokerage decreased $32.2 million, or 9.8%, to $294.9 million for the year ended December 31, 2010 from $327.1 million for the year ended December 31, 2009. Total revenues for EMEA Brokerage increased $14.2 million, or 3.9%, to $379.0 million for the year ended December 31, 2010 from $364.8 million for the year ended December 31, 2009. Total revenues for Asia Brokerage increased $13.4 million, or 21.8%, to $75.0 million for the year ended December 31, 2010 from $61.6 million for the year ended December 31, 2009. Total revenues for our three brokerage segments decreased by $4.6 million, or 0.6%, to $748.9 million for the year ended December 31, 2010 from $753.5 million for the year ended December 31, 2009. The decline in total revenues for our brokerage operations was primarily due to decreases in brokerage revenues in fixed income and equity products, offset by increases in financial and commodity products resulting from the factors described above under "Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009".

  •
  Total revenues for Clearing and Backed Trading increased $52.3 million primarily due to clearing services revenues of $41.9 million. The remaining $10.4 million in revenues for this segment include equity in earnings of unconsolidated brokerage businesses, interest income and trading profits. All of these revenues were generated by Kyte following the acquisition on July 1, 2010.

  •
  Total revenues for our All Other segment primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues from All Other decreased by $4.3 million, or 6.6%, to $60.9 million for the year ended December 31, 2010 from $65.2 million for the year ended December 31, 2009. The decrease was primarily related to a net decrease of $10.5 million related to remeasurement of foreign currency transactions and balances. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions. The decrease was partially offset by a $6.3 million increase in software, analytics and market data revenues.

  Total interest and transaction-based expenses

  •
  Total interest and transaction-based fees for our three brokerage segments decreased by $3.8 million, or 11.9%, from $31.8 million for the year ended December 31, 2009 to $28.0 million for the year ended December 31, 2010. The decrease was related to the decrease in transaction fees paid for brokerage services by our Americas and EMEA brokerage segments, which decreased by $1.5 million, or 8.5%, and $2.4 million, or 16.9%, respectively. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $41.0 million for the year ended December 31, 2010 from zero the prior year. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010 and are primarily due to transaction fees on clearing services of $39.9 million. Further discussion of the factors driving our interest and transaction-based fees are described above under "Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009".

  Other Expenses

  •
  Other expenses for Americas Brokerage decreased $54.7 million, or 20.5%, to $212.2 million for the year ended December 31, 2010 from $266.9 million for the year ended December 31, 2009. Other expenses for EMEA Brokerage increased $16.6 million, or 7.0%, to $252.5 million for the year ended December 31, 2010 from $235.9 million for the year ended December 31, 2009. Other expenses for Asia Brokerage decreased $3.3 million, or 5.3%, to $59.1 million for the year ended December 31, 2010 from $62.4 million for the year ended December 31, 2009. Total Other expenses for our three brokerage segments decreased by $41.4 million or 7.3%, to $523.8 million for the year ended December 31, 2010 from $565.2 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in compensation and employee benefits as well as other factors described above under "Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009".

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

  •
  Other expenses for Clearing and Backed Trading were $14.4 million due to compensation and benefits expense of $5.1 million, communications and quotes expense of $3.4 million, depreciation and amortization of $2.3 million, interest on borrowings of $1.0 million and all other expenses of $2.6 million. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010.

  •
  Other expenses for our All Other segment increased by $24.9 million or 12.5%, to $224.7 million for the year ended December 31, 2010 from $199.8 million for the year ended December 31, 2009. The increase was primarily due to an increase in compensation and employee benefits, travel and promotion, professional fees, depreciation and amortization and other expenses.

Segment Results for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

  Total Revenues

  •
  Total revenues for Americas Brokerage decreased $60.4 million, or 15.6%, to $327.1 million for the year ended December 31, 2009 from $387.5 million for the year ended December 31, 2008. Total revenues for EMEA Brokerage decreased $124.9 million, or 25.5%, to $364.8 million for the year ended December 31, 2009 from $489.7 million for the year ended December 31, 2008. Total revenues for Asia Brokerage decreased $27.0 million, or 30.5%, to $61.6 million for the year ended December 31, 2009 from $88.6 million for the year ended December 31, 2008. Total revenues for our three brokerage segments decreased by $212.3 million, or 22%, to $753.5 million for the year ended December 31, 2009 from $965.8 million for the year ended December 31, 2008. The decrease in revenues was primarily due to a decrease in our revenues across all derivative product categories globally; a decrease in cash equity revenues in the U.S. and Europe due to dealer and hedge fund deleveraging; front office restructuring and the closing of underperforming desks; regulatory uncertainty and lower volatility in certain markets. Other factors that contributed to this overall decrease include those described above under "Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008".

  •
  Total revenues for our All Other segment primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues from All Other increased by $15.5 million, or 31.2%, to $65.2 million for the year ended December 31, 2009 from $49.7 million for the year ended December 31, 2008. The increase was primarily related to a $3.5 million mark-to-market gain on forward foreign exchange contracts and hedges in 2009 versus a $16.7 million loss the prior year. Additionally, the software revenue generated by Trayport, which we acquired on January 31, 2008, increased by $3.0 million in 2009 compared to 2008. Partially offsetting these increases were a $0.9 million decrease related to the remeasurement of foreign currency transactions and balances and a decrease in interest income resulting from lower interest rates earned on cash balances. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions.

  Total interest and transaction-based expenses

  •
  Total interest and transaction-based fees for our three brokerage segments decreased by $12.8 million or 28.8% from $44.6 million for the year ended December 31, 2008 to $31.8 million for the year ended December 31, 2009. The decrease was related to the decrease in transaction fees for brokerage services for our EMEA and Americas brokerage segments which decreased by $11.0 million or 44.2% and $1.8 million or 9.4%, respectively, primarily due to the decreased trade activity in our cash equities business in 2009 compared to 2008. Further discussion of the factors driving our interest and transaction-based are described above under "Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008".

  Other Expenses

  •
  Other expenses for Americas Brokerage increased $9.9 million, or 3.8%, to $266.9 million for the year ended December 31, 2009 from $257.1 million for the year ended December 31, 2008. Other expenses for EMEA Brokerage decreased $78.3 million, or 24.9%, to $235.9 million for the year ended December 31, 2009 from $314.2 million for the year ended December 31, 2008. Other expenses for Asia Brokerage decreased $12.1 million, or 16.3%, to $62.4 million for the year ended December 31, 2009 from $74.6 million for the year ended December 31, 2008. Total Other expenses for our three brokerage segments decreased by $80.5 million or 12.5%, to $565.2 million for the year ended December 31, 2009 from $645.9 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in compensation and employee benefits, communications and market data, travel and promotion, professional fees and interest on borrowings, as well as other factors described above under "Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008".

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

  •
  Other expenses for our All Other segment decreased by $43.5 million or 17.9%, to $199.8 million for the year ended December 31, 2009 from $243.3 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in compensation and employee benefits, rent and occupancy, professional fees, interest on borrowings and other expenses. Additionally, we did not allocate these expenses to an individual segment for internal reporting purposes, as we did not believe that allocating these expenses was beneficial in evaluating segment performance.

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited statement of income data for the period from January 1, 2009 to December 31, 2010. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business. In the fourth quarter of 2010, we changed our presentation of certain revenues and expenses in the Statements of Income, including the adjustment of prior periods. See Note 2 to our Consolidated Financial Statements in Part II—Item 8 for further discussion.

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(dollars in thousands)
Revenues
Agency commissions	$127,774	$125,011	$137,624	$143,830	$115,043	$119,396	$121,488	$125,399
Principal transactions	49,064	49,677	56,526	60,296	53,608	64,989	79,566	72,215

Total brokerage revenues	176,838	174,688	194,150	204,126	168,651	184,385	201,054	197,614
Clearing services revenues	20,325	21,553	—	—	—	—	—	—
Interest income from clearing services	439	232	—	—	—	—	—	—
Equity in earnings of unconsolidated brokerage businesses	1,853	1,632	—	—	—	—	—	—
Software, analytics and market data	16,313	14,905	14,519	14,900	14,649	13,627	13,019	13,052
Other income (loss)(1)(2)	6,235	(3,263)	919	1,749	2,260	(5,766)	10,593	5,569

Total revenues	222,003	209,747	209,588	220,775	185,560	192,246	224,666	216,235

Interest and transaction-based expenses
Transaction fees on clearing services	19,189	20,729	—	—	—	—	—	—
Transaction fees on brokerage services	6,348	5,887	7,554	7,424	6,988	7,153	8,106	8,107
Interest expense from clearing services	289	138	—	—	—	—	—	—

Total interest and transaction-based expenses	25,826	26,754	7,554	7,424	6,988	7,153	8,106	8,107

Revenues, net of interest and transaction-based expenses	196,177	182,993	202,034	213,351	178,572	185,093	216,560	208,128
Expenses
Compensation and employee benefits	139,131	133,345	141,109	144,663	156,053	135,139	146,575	145,548
Communications and market data	13,210	13,788	10,695	11,886	11,864	11,661	11,240	11,498
Travel and promotion	10,618	8,665	9,341	8,893	9,509	8,280	8,550	7,480
Rent and occupancy(3)	5,860	5,867	5,255	5,431	5,343	5,470	4,778	4,734
Depreciation and amortization	9,552	8,851	7,844	8,184	7,959	7,680	8,015	7,839
Professional fees	6,050	7,055	6,247	6,597	4,674	4,508	4,129	5,091
Interest on borrowings	2,692	3,066	2,730	2,575	2,645	2,769	2,657	2,469
Other expenses(1)(3)	8,369	5,741	4,434	5,008	6,046	5,170	4,366	5,344

Total other expenses	195,482	186,378	187,655	193,237	204,093	180,677	190,310	190,003

Income (loss) before provision for (benefit from) income taxes	695	(3,385)	14,379	20,114	(25,521)	4,416	26,250	18,125
(Benefit from) provision for income taxes	(3,759)	(1,050)	3,955	6,738	(11,070)	1,633	9,894	6,525

Net income (loss) before attribution to non-controlling shareholders	4,454	(2,335)	10,424	13,376	(14,451)	2,783	16,356	11,600
Less: Net income (loss) attributable to non-controlling interests	153	151	—	—	—	—	—	—

GFI's net income (loss)	$4,301	$(2,486)	$10,424	$13,376	$(14,451)	$2,783	$16,356	$11,600

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

	September 30, 2009	June 30, 2009	March 31, 2009
	(dollars in thousands)
Contract revenue	$—	$97	$5
Contract costs	$—	$2	$—

(2)
Interest income on short-term investments was previously presented in a line item called "Interest income" and has been combined into "Other income (loss)" to conform with the presentation for the three month period ended December 31, 2010. The amounts that were combined for interest income for each period presented above were as follows:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(dollars in thousands)
Interest income	$682	$77	$240	$148	$172	$226	$497
(3)
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

        The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenues
Agency commissions	65.1%	68.3%	68.1%	67.4%	64.4%	64.5%	56.1%	60.2%
Principal transactions	25.0	27.2	28.0	28.3	30.0	35.1	36.7	34.7

Total brokerage revenues	90.1	95.5	96.1	95.7	94.4	99.6	92.8	94.9
Clearing services revenues	10.4	11.8	—	—	—	—	—	—
Interest income from clearing services	0.2	0.1	—	—	—	—	—	—
Equity in earnings of unconsolidated brokerage businesses	0.9	0.9	—	—	—	—	—	—
Software, analytics and market data	8.3	8.1	7.2	7.0	8.2	7.4	6.0	6.3
Other income (loss)(1)	3.2	(1.8)	0.4	0.8	1.3	(3.1)	4.9	2.7

Total revenues	113.1	114.6	103.7	103.5	103.9	103.9	103.7	103.9

Interest and transaction-based expenses
Transaction fees on clearing services	9.8	11.3	—	—	—	—	—	—
Transaction fees on brokerage services	3.2	3.2	3.7	3.5	3.9	3.9	3.7	3.9
Interest expense from clearing services	0.1	0.1	—	—	—	—	—	—

Total interest and transaction-based expenses	13.1	14.6	3.7	3.5	3.9	3.9	3.7	3.9

Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	70.9	72.9	69.8	67.8	87.4	73.0	67.7	69.9
Communications and market data	6.7	7.5	5.3	5.6	6.6	6.3	5.2	5.5
Travel and promotion	5.4	4.7	4.6	4.2	5.3	4.5	4.0	3.6
Rent and occupancy(2)	3.0	3.2	2.6	2.5	3.0	3.0	2.2	2.3
Depreciation and amortization	4.8	4.8	3.9	3.8	4.5	4.1	3.7	3.8
Professional fees	3.1	3.9	3.1	3.1	2.6	2.4	1.9	2.4
Interest on borrowings	1.4	1.7	1.4	1.2	1.5	1.5	1.2	1.2
Other expenses(1)(2)	4.3	3.1	2.2	2.4	3.4	2.8	2.0	2.6

Total other expenses	99.6%	101.8%	92.9%	90.6%	114.3%	97.6%	87.9%	91.3%

Income (loss) before provision for (benefit from) income taxes	0.4	(1.8)	7.1	9.4	(14.3)	2.4	12.1	8.7
Provision from (benefit for) income taxes	(1.9)	(0.5)	1.9	3.1	(6.2)	0.9	4.6	3.1

Net income (loss) before attribution to non-controlling shareholders	2.3	(1.3)	5.2	6.3	(8.1)	1.5	7.5	5.6
Less: Net income (loss) attributable to non-controlling interests	0.1	0.1	—	—	—	—	—	—

GFI's net income (loss)	2.2%	(1.4)%	5.2%	6.3%	(8.1)%	1.5%	7.5%	5.6%

        The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(dollars in thousands)
Brokerage revenues:
Fixed income	$52,412	$52,975	$60,810	$71,484	$52,650	$68,235	$81,088	$74,404
Financial	38,981	39,731	39,123	38,110	31,469	33,166	33,405	31,091
Equity	42,194	37,172	46,587	47,566	45,900	44,673	48,853	53,394
Commodity	43,251	44,810	47,630	46,966	38,632	38,311	37,708	38,725

Total brokerage revenues	$176,838	$174,688	$194,150	$204,126	$168,651	$184,385	$201,054	$197,614

Brokerage revenues:
Fixed income	29.6%	30.3%	31.3%	35.0%	31.2%	37.0%	40.3%	37.7%
Financial	22.0	22.7	20.2	18.7	18.7	18.0	16.6	15.7
Equity	23.9	21.3	24.0	23.3	27.2	24.2	24.3	27.0
Commodity	24.5	25.7	24.5	23.0	22.9	20.8	18.8	19.6

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        During the year ended December 31, 2010, we have financed our operations primarily through cash flows from operations. Our debt consists of (i) amounts outstanding under our second amended and restated credit agreement (as amended, the "Credit Agreement") with Bank of America, N.A. and certain other lenders, which will expire on December 20, 2013, and (ii) our Senior Notes, pursuant to a note purchase agreement with certain institutional investors, which will mature on January 30, 2013. The Credit Agreement, as amended, provides for maximum permitted borrowings of $200.0 million. Our outstanding balance under the Credit Agreement increased by $20.0 million on a net basis during 2010. The Senior Notes were issued in January 2008 for $60.0 million in aggregate principal and currently bear interest at 7.17%. See Note 8 to the Consolidated Financial Statements in Part II-Item 8 for further details on the amendment to our Credit Agreement and our Senior Notes.

        Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At December 31, 2010, we had $313.9 million of cash and cash equivalents compared to $342.4 million and $342.4 million at December 31, 2009 and 2008, respectively. The changes to our cash and cash equivalents balances for these periods are due to our operating, investing and financing activities as discussed below.

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the indicated periods.

	For the Year Ended December 31,
	2010	2009	2008
Cash provided by operating activities	$96,106	$113,801	$179,134
Cash used in investing activities	(58,774)	(27,671)	(192,857)
Cash (used in)/provided by financing activities	(68,107)	(87,986)	119,361
Effects of exchange rate changes on cash and cash equivalents	2,271	1,860	(3,656)

(Decrease) increase in cash and cash equivalents	$(28,504)	$4	$101,982

        Net cash provided by operating activities decreased to $96.1 million for the year ended December 31, 2010, compared with $113.8 million for 2009. The decrease is, in large part, attributable to an increase in working capital employed in the business of $31.4 million for the year ended December 31, 2010 relative to the same period in 2009. The increase in working capital was primarily related to a net increase in the change in other assets and other liabilities of $60.5 million, largely attributable to charges taken in the fourth quarter of 2009 related to the renegotiation of certain employment agreements and severance arrangements, which was somewhat offset by an increase of $27.8 million in the change in accrued compensation and accounts payable. Offsetting this increase in working capital employed in the business was an increase in net income before attribution to non-controlling shareholders of $9.6 million to $25.9 million for the year ended December 31, 2010, from $16.3 million for the year ended December 31, 2009, as well as an increase of $4.1 million in the items which reconcile net income to net cash provided by operating activities, such as depreciation and amortization, share-based compensation expense, provision for (benefit from) deferred taxes, and other items. Net cash provided by operating activities decreased to $113.8 million for the year ended December 31, 2009, compared with $179.1 million for 2008. That decrease was, in part, attributable to the $36.8 million decline in our net income to $16.3 million for the year ended December 31, 2009, from $53.1 million for the year ended December 31, 2008. Items which reconcile net income to net cash provided by operating activities such as depreciation, amortization of deferred compensation, unrealized foreign currency gains and losses and other items decreased by $64.4 million as compared to the year ended December 31, 2008. Offsetting these amounts, working capital employed in the business decreased by $35.9 million for the year ended December 31, 2009 relative to the same period in 2008. The decrease in working capital used in the business in 2009 was primarily related to a $129.7 million decrease in the change in other assets and a net increase in other liabilities of $6.1 million offset by a $53.1 million decrease in the change in net receivables from and payables to brokers, dealers and clearing organizations and a $44.7 million increase in the change in commissions receivable.

        Net cash used in investing activities for the year ended December 31, 2010 was $58.8 million compared to $27.7 million for 2009. The increase in cash used for investing activities was primarily attributable to $28.7 million in net cash used for businesses acquired during the year, including Kyte. See Note 6 to the Consolidated Financial Statements for further details of acquisitions made during 2010. Additionally, the increase in cash used in investing activities was related to the purchase of certain cost and equity method investments of $24.6 million offset by a change of $23.0 million in net proceeds due to the settlement of foreign exchange derivative hedge contracts. Net cash used in investing activities for the year ended December 31, 2009 was $27.7 million compared to $192.9 million for 2008. The decrease in cash used for investing activities primarily related to a decrease in cash used for business acquisitions and capital expenditures, primarily associated with our January 31, 2008 acquisition of Trayport. These decreases were slightly offset by an increase in payments on foreign exchange derivative contracts.

        Net cash used in financing activities for the year ended December 31, 2010 was $68.1 million compared to $88.0 million in 2009. The decrease in cash used in financing activities primarily related to net proceeds of $20.0 million under our Credit Agreement in 2010 as compared to repayments of $50.0 million in 2009, offset by increases of $31.1 million in cash dividends paid and $18.2 million for repurchases of common stock. Net cash used in financing activities for the year ended December 31, 2009 was $88.0 million compared to $119.4 million in cash provided by financing activities in 2008. This change was primarily due to our net repayment of $50.0 million of debt in 2009, as compared to the net borrowings of $169.0 million we made in 2008, as well as the decrease in the amount of cash we used for repurchases of common stock and to pay cash dividends.

        Under the Credit Agreement, loans will bear interest at the London Interbank Offered Rate ("LIBOR") plus a margin determined by our consolidated leverage ratio as defined in the Credit Agreement. The Credit Agreement contains covenants which restrict, among other things, our ability to borrow, pay dividends, distribute assets, guarantee debts of others and lend funds to affiliated companies and contains criteria on the maintenance of certain financial statement amounts and ratios, all as defined in the agreement. At December 31, 2010, there was $135.0 million in outstanding borrowings under our Credit Agreement. At December 31, 2010, we had $65.0 million of availability under the Credit Agreement. At December 31, 2009, there was $115.0 million in outstanding borrowings and $7.2 million of outstanding letters of credit under our Credit Agreement. At December 31, 2009, we had $52.8 million of availability under the Credit Agreement. During 2008, we borrowed $105.0 million under the Credit Agreement and issued $60.0 million of our Senior Notes to fund the acquisition of Trayport. See Note 8 to the Consolidated Financial Statements in Part II-Item 8 for details. We are currently in compliance with all of our obligations under the Credit Agreement and the Senior Notes.

        Our liquidity and available cash resources are in part restricted by the regulatory requirements of certain of our material operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, The Kyte Group Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital, licensing and financial requirements. U.S. and U.K. regulations prohibit a registered broker-dealer from repaying borrowings of its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification or approval from its principal regulator. The capital structures of our broker-dealer subsidiaries are designed to provide each with capital and liquidity consistent with its business and regulatory requirements.

        Our U.S. broker-dealer, GFI Securities LLC, is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. As of December 31, 2010, GFI Securities LLC had Net Capital, as defined under the Exchange Act, of $18.2 million, which was $17.9 million in excess of its required minimum net capital of $0.3 million.

        GFI Securities Limited, GFI Brokers Limited, The Kyte Group Limited and Kyte Broking Limited are subject to the capital requirements of the FSA in the United Kingdom. The following table sets forth the minimum financial resources, as defined by the FSA, that these subsidiaries were required to maintain as of December 31, 2010:

	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited
Regulatory capital	$50,343	$63,920	$12,487	$3,315
Minimum regulatory capital required	24,024	33,016	6,762	2,263

Excess regulatory capital	$26,319	$30,904	$5,725	$1,052

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the "FIEL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required by the FIEL to maintain "brought-in" capital and stockholders' equity of 50.0 million Japanese Yen each (approximately $0.6 million). GFI Securities Limited's Japanese branch is also subject to the FIEL's net capital rule. At December 31, 2010, GFI Securities Limited's Japanese branch was in compliance with these capital requirements.

        GFI (HK) Securities LLC is subject to the capital requirements of the SFC in Hong Kong. At December 31, 2010, GFI (HK) Securities LLC had net capital of approximately $2.6 million, which was $2.2 million in excess of its required minimum net capital of $0.4 million.

        GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority ("HKMA"). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5.0 million Hong Kong dollars (or approximately $0.6 million). At December 31, 2010, GFI (HK) Brokers Ltd. had stockholders' equity of 22.1 million Hong Kong dollars (or approximately $2.8 million), which exceeded the minimum requirement by 17.1 million Hong Kong dollars (or approximately $2.2 million).

        GFI Group PTE Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which requires that GFI Group PTE Ltd., among other things, maintain stockholders' equity of 3.0 million Singapore dollars (or approximately $2.3 million). At December 31, 2010, GFI Group PTE Ltd. exceeded the minimum requirement by approximately $19.1 million Singapore dollars (or approximately $14.9 million).

        GFI Korea Money Brokerage Limited is licensed and regulated by the Financial Supervisory Commission to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act ("FETA") and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5.0 billion Korean Won. At December 31, 2010, GFI Korea Money Brokerage Limited met the minimum requirement for paid-in-capital of 5.0 billion Korean Won (or approximately $4.5 million).

        In addition to the requirements set forth above, certain of our other subsidiaries are subject to minimum net capital, minimum stockholders' equity or similar requirements of the jurisdictions in which they operate. The Company was in compliance with all of these requirements at December 31, 2010 and 2009.

        It is our expectation that we may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 10 to our Consolidated Financial Statements for further discussion of the stock repurchase program.

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In December 2010, in addition to the quarterly dividends declared by our Board of Directors, our Board also declared a special cash dividend of $0.25 per share. Cash dividends paid in 2010, 2009 and 2008 were approximately $54.7 million, $23.6 million, $30.0 million, respectively.

        We believe that, based on current levels of operations, our cash from operations, together with cash currently available and our ability to borrow additional funds under our Credit Agreement, will be sufficient to fund our operations for at least the next twelve months. In December 2010, we renegotiated our Credit Agreement to extend its maturity date from February 24, 2011 to December 20, 2013 and to increase the maximum permitted borrowing from $175.0 million to $200.0 million. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of December 31, 2010:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases(1)	$115,094	$14,320	$23,569	$16,384	$60,821
Short-term borrowings(2)	135,000	135,000	—	—	—
Interest on Long-term obligations	14,706	4,902	9,804	—	—
Long-term obligations	60,000	—	60,000	—	—
Purchase obligations(3)	23,839	19,356	4,483	—	—

Total	$348,639	$173,578	$97,856	$16,384	$60,821

(1)
Amounts listed under Operating Leases include the future minimum rental commitments relating to a twenty-year lease that we entered into for our current primary U.S. office space in June 2007. At December 31, 2010, the total minimum rental commitments under this lease totaled $81,969, with $8,535 due within one to three years, $8,957 due within three to five years and $60,442 due in more than five years. See Note 13 to the Consolidated Financial Statements in Part II—Item 8 for further details.

(2)
Amounts listed under Short-term borrowings represent outstanding borrowings under our Credit Agreement and vary from the Short-term borrowings reflected in our financial statements because our financial statements reflect the total debt net of unamortized loan fees. See Note 8 to the Consolidated Financial Statements in Part II—Item 8 for further information.

(3)
Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures. See Note 13 to our Consolidated Financial Statements in Part II—Item 8 for further discussion.

        As disclosed in Note 9 to the Consolidated Financial Statements in Part II—Item 8, we have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $9.5 million, including interest of $0.2 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

        The Company did not have any off-balance sheet arrangements at December 31, 2010.

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

        We evaluate the level of our allowance for doubtful accounts based on the length of time receivables are past due and our historical experience. Also, if we are aware of a client's inability to meet its financial obligations, we record a specific provision for doubtful accounts in the amount of the estimated losses which will result from the inability of that client to meet its financial obligation. The amount of the provision will be charged against the amounts due, reducing the receivable to the amount we reasonably believe will be collected. If the financial condition of one of our clients were to deteriorate, resulting in an impairment of its ability to make payments, an additional provision could be required. Due to changing economic business and market conditions, we review the provision monthly and make changes to the provision as appropriate. Our allowance for doubtful accounts at December 31, 2010 was $1.6 million.

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

        The Company's financial assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820-10 Fair Value Measurements and Disclosures ("ASC 820-10"). In accordance with ASC 820-10, the Company has categorized its financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

  Valuation Techniques

        The Company uses the following valuation techniques in valuing the financial instruments:

        The Company evaluates its marketable securities in accordance with ASC 320-10 Investments—Debt and Equity Securities, and has determined that certain of its investments in marketable securities should be classified as trading securities or available-for-sale and reported at fair value at December 31, 2010 and 2009. To the extent that the Company's trading and available-for-sale marketable securities are based on quoted market prices in active markets, these securities were categorized as Level 1.

        Fair value of the Company's foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter-parties to these foreign exchange derivative contracts, as well as management's own calculations and analyses, which are based upon period-end forward and spot foreign exchange rates. At December 31, 2010 and 2009, the Company's foreign exchange derivative contracts have been categorized as Level 2 in the ASC 820-10 fair value hierarchy.

        The fair value of trading securities owned as a result of matched principal transactions and principal trading business is estimated using either (i) recently executed transactions and market price quotations in active markets, which trading securities are primarily categorized as Level 1 or (ii) a modified Black Scholes model using observable market inputs, which trading securities are categorized as Level 2.

        The fair value of the Company's future purchase commitment and contingent consideration liabilities reflect inputs that are both unobservable and significant to the overall fair value measurement of these liabilities. These liabilities are categorized as Level 3.

Software Development Capitalization—Internal-Use Software

        We capitalize certain costs of software developed or obtained for internal use in accordance with ASC 350, Intangibles—Goodwill and Other. We capitalize software development costs when application development begins and it is probable that the project will be completed and the software will be used as intended. Costs associated with preliminary project stage activities, maintenance and all other post implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects, as well as external direct costs of materials and services associated with developing or obtaining internal use software. Capitalized personnel costs are limited to time directly spent on such projects. Capitalized costs are ratably amortized, using the straight-line method, over the estimated useful lives, which are typically over three years. Our judgment as to which costs to capitalize, when to begin capitalizing such costs and what period to amortize the costs over, may materially affect our results of operations. If management determines that the fair value of the software is less than the carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

Goodwill and Intangible Assets

        Under ASC 350, Intangibles—Goodwill and Other management is required to perform a detailed review, at least annually, of the carrying value of our intangible assets, which includes goodwill. In this process, management is required to make estimates and assumptions in order to determine the fair value of our assets and liabilities and projected future earnings using various valuation techniques, including a discounted cash flow model. Management uses its best judgment and information available to it at the time to perform this review. Because management's assumptions and estimates are used in projecting future earnings as part of the valuation, actual results may differ. If management determines that the fair value of the intangible asset with an indefinite life is less than its carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

        As discussed in Note 2, in November 2010 we prospectively changed our annual goodwill impairment testing date from January 1 to November 1. As a result, during 2010, we tested our goodwill for impairment as of January 1, 2010 and November 1, 2010, and concluded there was no impairment of the carrying value of the goodwill as of either date. Based on the results of impairment tests performed in January 2009 and January 2008, we concluded there was no impairment of the carrying value of the goodwill in the prior periods presented in the consolidated financial statements. This change in accounting principle did not accelerate, delay, avoid, or cause a goodwill impairment charge.

        Based on the results of the annual impairment tests, the Company determined that no impairment of goodwill existed as of November 1, 2010, January 1, 2010 or January 1, 2009.

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

Income Taxes

        In accordance with ASC 740, Income Taxes, we provide for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Our interpretation of complex tax law may impact our measurement of current and deferred income taxes.

        Effective January 1, 2007, we adopted ASC 740-10. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2010 and 2009, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

        We are subject to regular examinations by the Internal Revenue Service, taxing authorities in foreign countries, and states in which we have significant business operations. We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from on-going and subsequent years' examinations. Included in our current tax expense are charges to accruals for expected tax assessments in accordance with ASC 450, Contingencies. The resolution of these tax matters could have a material impact on our effective tax rate.

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

        In July 2010, the FASB issued Accounting Standards Update No. 2010-20 ("ASU 2010-20") Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. ASU 2010-20 requires disclosure of additional information to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. This ASU is effective for all public companies for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures relating to loan modifications, which were subsequently extended to interim and annual filings after June 15, 2011. The adoption of ASU 2010-20 did not have a material impact on our consolidated financial statements.

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

Foreign Currency Exposure Risk

        We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward and foreign exchange collar contracts ("Foreign Exchange Derivative Contracts") to mitigate our exposure to foreign currency exchange rate fluctuations. At December 31, 2010 and 2009, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

        While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $7.7 million as of December 31, 2010.

Interest Rate Risk

        We are exposed to changes in interest rates which impact our variable rate debt obligations. As of December 31, 2010, $135 million of our debt is comprised of variable-rate debt. Fluctuations in interest rates will impact the amount of interest we must pay on these debt obligations. If interest rates were to increase by 0.50%, the annual impact to our net income would be a reduction of approximately $0.4 million.

Credit Risk

        Credit risk arises from potential non-performance by counterparties of our matched principal business, as well as from nonpayment of commissions by customers of our agency brokerage business. We also have credit and counterparty risk in certain situations where we provide clearing and execution services. We provide agency clearing services though our relationships with general clearing member firms and/or exchanges. In these instances, our accounts at such institutions are used, in our name, to provide access to clearing services for our customers. Credit risk arises from the possibility that we may suffer losses due to the failure of our customers or other counterparties to satisfy their financial obligations to us or in a timely manner.

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

Market Risk

        We are exposed to market risk associated with our principal transactions and, in certain instances, in the provision of clearing services. Through our subsidiaries, we conduct both matched principal and principal trading businesses, primarily involving fixed income and equity securities, but increasingly, for certain foreign exchange, commodities and listed derivative products.

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

        In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, either because it is not matched immediately or, even if matched, one party fails to deliver the cash or securities it is obligated to deliver. Certain of the less liquid or OTC markets in which we provide our services exacerbate this risk for us because transactions in these markets are less likely to settle on a timely basis. Adverse movements in the prices of securities that are the subject of these transactions can increase our risk. In addition, widespread technological or communication failures, as well as actual or perceived credit difficulties or the insolvency of one or more large or visible market participants, could cause market-wide credit difficulties or other market disruptions. These failures, difficulties or disruptions could result in a large number of market participants not settling transactions or otherwise not performing their obligations.

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

        In the process of executing matched principal transactions, miscommunications and other errors by us or our clients can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as "out trades," and they create a potential liability for us. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is generally to have the unmatched position disposed of promptly (usually on the same day and generally within three days), whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations.

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

        Additionally, we have authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for our own account. These principal positions may ultimately be matched against a customer order or through a market intermediary, either in the short term (such as the same trading day) or we may hold these positions for several days or more. The number and size of these transactions may affect our results of operations in a given period and we may also incur losses from these trading activities due to market fluctuations and volatility from quarter to quarter. We are currently subject to covenants in our Credit Agreement and our Senior Notes, which generally limit the aggregate amount of securities which we may trade for our own account to five percent of our consolidated capital. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to significant losses as we attempt to cover our short positions by acquiring assets in a rising market. To the extent these securities positions are not disposed of intra-day, we mark these positions to market.

        In certain instances, we may provide credit for margin requirements to customers, secured by collateral in a customer's account. In such cases, we are exposed to the market risk that the value of the collateral we hold could fall below the amount of a customer's indebtedness. This risk can be amplified in any situation where the market for the underlying security is rapidly declining. Agreements with customers that have margin accounts permit us to liquidate their securities in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our risk management policies with respect to margin, we may be unable to liquidate a customer's positions for various reasons, or at a price sufficient to cover any deficiency in a customer's account. If we were unable to liquidate a position at a price sufficient to cover any deficiency or if a customer was unable to post additional margin, we may suffer a loss.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the accompanying consolidated statements of financial condition of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GFI Group Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 16, 2011

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share and per share amounts)

	December 31
	2010	2009
Assets
Cash and cash equivalents	$313,875	$342,379
Cash segregated under federal and other regulations	24,927	—
Deposits with clearing organizations	26,845	11,065
Commissions receivable, net	103,010	87,354
Receivables from brokers, dealers and clearing organizations	243,811	87,737
Property, equipment and leasehold improvements, net	60,612	65,334
Goodwill	268,288	210,758
Intangible assets, net	66,816	40,123
Other assets	162,840	107,344

TOTAL ASSETS	$1,271,024	$952,094

Liabilities and stockholders' equity
LIABILITIES
Accrued compensation	$112,535	$106,286
Accounts payable and accrued expenses	64,672	48,845
Payables to brokers, dealers and clearing organizations	172,418	68,131
Payables to clearing services customers	125,968	—
Short-term borrowings, net	132,703	114,069
Long-term obligations, net	59,743	59,619
Other liabilities	111,163	71,042

Total Liabilities	$779,202	$467,992

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 128,703,324 and 120,860,100 shares issued at December 31, 2010 and 2009, respectively	1,287	1,209
Additional paid in capital	350,230	296,430
Retained earnings	183,016	212,059
Treasury stock, 6,577,833 and 2,433,527 common shares at cost at December 31, 2010 and 2009, respectively	(43,433)	(22,901)
Accumulated other comprehensive loss	(389)	(2,695)

Total Stockholders' Equity	490,711	484,102
Non-controlling interests	1,111	—

Total Equity	491,822	484,102

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,271,024	$952,094

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Agency commissions	$534,239	$481,326	$757,310
Principal transactions	215,563	270,378	206,669

Total brokerage revenues	749,802	751,704	963,979
Clearing services revenues	41,878	—	—
Interest income from clearing services	671	—	—
Equity in earnings of unconsolidated brokerage businesses	3,485	—	—
Software, analytics and market data	60,637	54,347	51,250
Other income(1)	5,640	12,656	274

Total revenues	862,113	818,707	1,015,503
Interest and transaction-based expenses
Transaction fees on clearing services	39,918	—	—
Transaction fees on brokerage services	27,213	30,354	43,420
Interest expense from clearing services	427	—	—

Total interest and transaction-based expenses	67,558	30,354	43,420

Revenues, net of interest and transaction-based expenses	794,555	788,353	972,083

Expenses
Compensation and employee benefits	558,248	583,315	665,973
Communications and market data	49,579	46,263	47,810
Travel and promotion	37,517	33,819	45,756
Rent and occupancy(1)	22,413	20,325	31,452
Depreciation and amortization	34,431	31,493	31,390
Professional fees	25,949	18,402	26,200
Interest on borrowings	11,063	10,540	14,334
Other expenses(1)	23,552	20,926	26,191

Total other expenses	762,752	765,083	889,106

Income before provision for income taxes	31,803	23,270	82,977
Provision for income taxes	5,884	6,982	29,871
Net income before attribution to non-controlling shareholders	25,919	16,288	53,106

Less: Net income attributable to non-controlling interests	304	—	—

GFI's net income	$25,615	$16,288	$53,106

Earnings per share available to common shareholders
Basic	$0.21	$0.14	$0.45
Diluted	$0.20	$0.13	$0.44
Weighted average shares outstanding
Basic	120,275,918	118,178,493	117,966,596
Diluted	125,522,128	121,576,767	119,743,693
Dividends declared per share of common stock	$0.45	$0.20	$0.255

(1)
As adjusted—see Note 2

See Note 2 for discussion of change in presentation made in 2010.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Net income before attribution to non-controlling shareholders	$25,919	$16,288	$53,106
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	2,123	1,506	(4,355)
Unrealized gain (loss) on available-for-sale securities, net of tax	183	565	(208)

Comprehensive income	28,225	18,359	48,543
Net income attributable to non-controlling interests	304	—	—
Other comprehensive income attributable to non-controlling interests	70	—	—

GFI's comprehensive income	$27,851	$18,359	$48,543

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling shareholders	$25,919	$16,288	$53,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,431	31,493	31,390
Amortization of loan fees	939	742	416
Provision for doubtful accounts	(829)	3,617	208
Share-based compensation	26,674	25,820	24,983
Loss on disposal of fixed assets	121	8	223
(Benefit from) provision for deferred taxes	(22,632)	(32,811)	14,913
(Gains) losses on foreign exchange derivative contracts, net	(3,529)	(3,519)	16,729
(Gains) losses from equity method investments, net	29	(1,552)	2,102
Tax expense related to share-based compensation	2,042	5,577	2,136
Gain on remeasurement of previously held equity interest	(3,695)	—	—
Other non-cash charges, net	(558)	(462)	237
(Increase) decrease in operating assets:
Cash segregated under federal and other regulations	(16,841)	—	—
Deposits with clearing organizations	2,746	(2,573)	(30)
Commissions receivable	4,222	20,912	65,597
Receivables from brokers, dealers and clearing organizations	(58,862)	61,924	168,188
Other assets	(8,661)	67,694	(62,025)
Increase (decrease) in operating liabilities:
Accrued compensation	6,069	(29,575)	(38,611)
Accounts payable and accrued expenses	(10,473)	(2,612)	6,054
Payables to brokers, dealers and clearing organizations	104,287	(36,709)	(89,896)
Payables to clearing services customers	9,345	—	—
Other liabilities	5,362	(10,461)	(16,586)

Cash provided by operating activities	96,106	113,801	179,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(28,655)	—	(149,614)
Issuance of notes receivable	(800)	(1,000)	—
Proceeds from notes receivable	1,000	—	—
Proceeds from other investments, net	662	4,808	1,042
Purchases of other investments	(24,647)	(2,158)	(3,949)
Purchase of property, equipment and leasehold improvements	(13,214)	(13,240)	(38,807)
Proceeds (payments) on foreign exchange derivative contracts, net	6,880	(16,081)	(1,529)

Cash used in investing activities	(58,774)	(27,671)	(192,857)

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(40,000)	(50,000)	(174,500)
Proceeds from short-term borrowings	60,000	—	283,500
Proceeds from issuance of long-term obligations	—	—	60,000
Repurchases of common stock	(22,609)	(4,425)	(11,400)
Cash dividend paid	(54,658)	(23,583)	(30,036)
Payment of loan fees	(2,719)	(831)	(883)
Proceeds from exercises of stock options	645	70	578
Cash paid for taxes on vested restricted stock units	(6,724)	(3,640)	(5,762)
Tax (expense) benefit related to share-based compensation	(2,042)	(5,577)	(2,136)

Cash (used in)/provided by financing activities	(68,107)	(87,986)	119,361

Effects of exchange rate changes on cash and cash equivalents	2,271	1,860	(3,656)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,504)	4	101,982
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	342,379	342,375	240,393

CASH AND CASH EQUIVALENTS, END OF PERIOD	$313,875	$342,379	$342,375

SUPPLEMENTAL DISCLOSURE:
Interest paid	$11,391	$9,532	$11,678
Income taxes paid, net of refunds	$19,507	$24,696	$38,355

Non-Cash Investing and Financing Activities:

During 2010, in connection with the business combinations described in Note 6, the Company recorded $20,604 within Other liabilities and recorded the following items within Stockholders' Equity: $20,088 related to the issuance of 3,492,095 shares of the Company's common stock and $15,558 related to 3,682,916 of contingently issuable shares of the Company's common stock. Additionally the Company recorded $1,627 with respect to the issuance of 414,938 shares of the Company's common stock in connection with an equity method investment during 2010. During 2009, the Company recorded a contingent liability of $2,400 within Other liabilities in connection with a business combination as described Note 6.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock(1)	Additional Paid In Capital(1)	Treasury Stock	Retained Earnings	Accumulated Other Comp. Income (loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
BALANCE, DECEMBER 31, 2007	$1,182	$262,006	$(7,076)	$196,284	$(203)	$452,193	$—	$452,193
Purchase of treasury stock	—	—	(11,400)	—	—	(11,400)	—	(11,400)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	13	576	—	—	—	589	—	589
Withholding of restricted stock units in satisfaction of tax requirements	—	(5,773)	—	—	—	(5,773)	—	(5,773)
Tax expense associated with share-based awards	—	(2,136)	—	—	—	(2,136)	—	(2,136)
Foreign currency translation adjustment, net of tax	—	—	—	—	(4,355)	(4,355)	—	(4,355)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(208)	(208)	—	(208)
Dividends to stockholders	—	—	—	(30,036)	—	(30,036)	—	(30,036)
Share-based compensation	—	24,983	—	—	—	24,983	—	24,983
Net income	—	—	—	53,106	—	53,106	—	53,106

BALANCE, DECEMBER 31, 2008	1,195	279,656	(18,476)	219,354	(4,766)	476,963	—	476,963
Purchase of treasury stock	—	—	(4,425)	—	—	(4,425)	—	(4,425)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	14	70	—	—	—	84	—	84
Withholding of restricted stock units in satisfaction of tax requirements	—	(3,653)	—	—	—	(3,653)	—	(3,653)
Tax expense associated with share-based awards	—	(5,577)	—	—	—	(5,577)	—	(5,577)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,506	1,506	—	1,506
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	565	565	—	565
Dividends to stockholders	—	—	—	(23,583)	—	(23,583)	—	(23,583)
Share-based compensation	—	25,934	—	—	—	25,934	—	25,934
Net income	—	—	—	16,288	—	16,288	—	16,288

BALANCE, DECEMBER 31, 2009	1,209	296,430	(22,901)	212,059	(2,695)	484,102	—	484,102
Purchase of treasury stock	—	—	(22,609)	—	—	(22,609)	—	(22,609)
Issuance of treasury stock	—	(2,077)	2,077	—	—	—	—	—
Common stock issued and issuable for acquisitions	57	37,214	—	—	—	37,271	—	37,271
Issuance of common stock for exercise of stock options and vesting of restricted stock units	21	624	—	—	—	645	—	645
Withholding of restricted stock units in satisfaction of tax requirements	—	(6,724)	—	—	—	(6,724)	—	(6,724)
Tax expense associated with share-based awards	—	(2,042)	—	—	—	(2,042)	—	(2,042)
Foreign currency translation adjustment, net of tax	—	—	—	—	2,123	2,123	70	2,193
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	183	183	—	183
Dividends to stockholders	—	—	—	(54,658)	—	(54,658)	—	(54,658)
Share-based compensation	—	26,805	—	—	—	26,805	—	26,805
Non-controlling interests from business acquisitions	—	—	—	—	—	—	737	737
Net income	—	—	—	25,615	—	25,615	304	25,919

BALANCE, DECEMBER 31, 2010	$1,287	$350,230	$(43,433)	$183,016	$(389)	$490,711	$1,111	$491,822

(1)
Restated to reflect the four-for-one stock split effected on March 31, 2008

See notes to consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

        The consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, "GFI" or the "Company"). The Company, through its subsidiaries, provides brokerage services, clearing services, trading system software and market data and analytical software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company's principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited ("Fenics"), Trayport Limited ("Trayport"), and The Kyte Group Limited and Kyte Capital Management Limited (collectively "Kyte"). As of December 31, 2010, Jersey Partners, Inc. ("JPI") owned approximately 41% of the Company's outstanding shares of common stock. The Company's chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

        Certain amounts totaling $2,253 related to insurance expense were previously presented in the "Rent and occupancy" line item in the Consolidated Statements of Income for the year ended December 31, 2008, but should have been presented in "Other expenses" in the Consolidated Statements of Income for that period. These amounts have been properly reclassified to "Other expenses" for that period.

        Certain software development contract revenues for the years ended December 31, 2008 totaling $86 were previously presented in a line item called "Contract revenue" and have been combined into "Other income" to conform with the current year's presentation. Certain expenses related to these software development contracts in the amount $68 were presented as "Contract costs" in the Consolidated Statements of Income for the years ended December 31, 2008 and have been combined into "Other expenses" to conform to current year presentation.

        Interest income on short-term investments for the years ended December 31, 2009 and 2008 totaling $1,043 and $8,617, respectively, were previously presented in a line item called "Interest income" and have been combined into "Other income" to conform with the current year's presentation.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In the fourth quarter of 2010, the Company changed its presentation of certain revenues and expenses in the Consolidated Statements of Income, and adjusted the prior periods accordingly. In order to enhance transparency in the presentation of the Consolidated Statements of Income and to provide a clearer picture of the financial performance of the Company's operations, the Company adjusted its presentation of certain revenues and expenses as follows:

  •
  Revenues that were previously presented as "Interest income" have been presented as "Interest income from clearing services" and "Other income" to present the portion of income that relates to clearing services separate from interest income earned on short-term investments. Interest income earned on short-term investments is included in "Other income".

  •
  Expenses have been presented in the following two components: (1) Interest and transaction-based expenses and (2) Other expenses, in order to present the subtotal "Revenues, net of interest and transaction-based expenses" on the Consolidated Statements of Income. "Revenues, net of interest and transaction-based expenses" represent revenues, net of direct, incremental costs incurred to obtain those revenues. Expenses that were previously reported as "Clearing fees" have been presented as "Transaction fees on clearing services" and "Transaction fees on brokerage services" in order to more clearly present the nature of the expense in relation to the Company's revenues. These accounts are included within "Interest and transaction-based expenses" as they are directly attributable to the Company's clearing and brokerage revenues.

  •
  Expenses that were previously reported as "Interest expenses" have been presented as "Interest expense from clearing services" and "Interest on borrowings". Interest expenses from clearing services are included within "Interest and transaction-based expenses" as they are directly attributable to the Company's interest expense earned on customer deposits. Interest on borrowings are included within "Total other expenses" as they relate to the Company's borrowings, not revenues.

        Consolidation Policies—The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, the third-party holdings of equity interests are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Consolidated Statements of Income, and the portion of the shareholders' equity of such subsidiaries is presented as Non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Stockholders' Equity.

        Variable Interest Entities ("VIEs")—The Company determines whether the Company holds any interests in entities deemed to be a VIE. A VIE is an entity that either (i) has equity investors that lack certain essential characteristics of a controlling financial interest or (ii) does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

receive benefits from the entity that could be potentially significant. As of December 31, 2010, the Company holds variable interests in certain VIEs. These VIEs are not consolidated as it is determined that the Company is not the primary beneficiary. See Note 17 for disclosures on Variable Interest Entities.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

        Cash segregated under federal and other regulations—The Company holds cash that belongs to customers as support for their trading activities. As a result, certain of the Company's subsidiaries are required to segregate or set aside such cash to satisfy regulations designed to protect customer assets.

        Deposits with Clearing Organizations—Deposits with clearing organizations consist of deposits of cash and cash equivalents or short-term investments, recorded at fair value, at various clearing companies and organizations that perform clearing and custodial functions for the Company.

        Property, Equipment and Leasehold Improvements—Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over three to seven years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in accordance with Accounting Standards Codification ("ASC") 350 Intangibles—Goodwill and Other ("ASC 350"), and are amortized on a straight-line basis over the estimated useful life of the software, generally three years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

        Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. The goodwill associated with each business combination is allocated to the related reporting units, which are determined based on how the Company's businesses are managed and how they are reviewed by the Company's chief operating decision maker. Other intangible assets are recorded at their fair value upon completion of a business combination or certain other transactions.

        In accordance with ASC 350, goodwill and other indefinite lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. ASC 350 prescribes a two step process for goodwill impairment testing whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit's book value. If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that reporting unit be written down to the value implied by the reporting unit's recent valuation and the estimated fair value of the assets and liabilities.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The primary valuation methods used to estimate the fair value of its reporting units are the income and market approach. In applying the income approach, projected cash flows available for distribution and the terminal value are discounted to present value to derive an indication of fair value of the business enterprise. The market approach compares the reporting unit to selected reasonably similar publicly-traded companies. Trading and transaction comparables are used as general indicators to assess the general reasonableness of the estimated fair values.

        Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives.

        The Company's accounting policy was to conduct the annual goodwill impairment test as of January 1, with the most recent annual goodwill impairment test completed as of January 1, 2010. Effective in the fourth quarter of 2010, the Company elected to change its accounting policy to begin conducting the annual goodwill impairment test on November 1. The change in the goodwill impairment test date is preferable as it provides the Company with additional time to complete the required testing and evaluate the results prior to the year-end closing and reporting activities when resources are more constrained. The change in accounting principle did not accelerate, delay, avoid, or cause a goodwill impairment charge. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each November 1 for periods prior to November 1, 2010, the Company has prospectively applied the change in the annual goodwill impairment testing date from November 1, 2010. Based on the results of the annual impairment tests, the Company determined that no impairment of goodwill existed as of November 1, 2010, January 1, 2010 or January 1, 2009.

        Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Consolidated Statements of Financial Condition.

        Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity's operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). Significant influence generally exists when the Company owns 20% to 50% of the entity's common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At December 31, 2010 and 2009, the Company had equity method investments with a carrying value of $30,057 and $4,012, respectively. Investments for which the Company holds less than 20% of the outstanding shares of the investee's stock or for which the Company does not have the ability to exert significant influence over operating and financial policies are accounted for using the cost method of accounting in accordance with

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASC 325-10, Investments—Other ("ASC 325-10"). At December 31, 2010 and 2009, the Company had cost method investments of $3,116 and $2,515, respectively. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

        The Company accounts for its marketable equity securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments designated as available-for-sale are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company's available-for-sale securities was $4,925 and $4,864 as of December 31, 2010 and 2009, respectively.

        All of the Company's investments are included in Other assets in the Consolidated Statements of Financial Condition.

        Fair Value of Financial Instruments—In accordance with ASC 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), the Company estimates fair values of financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and, accordingly, changes in assumptions or in market conditions could adversely affect the estimates. The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by ASC 820-10.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Clearing Services Revenues—The Company charges fees to customers for clearing services provided for cash and derivative transactions. Clearing services revenues are recorded on a trade date basis as customer transactions occur and are presented net of any customer negotiated rebates.

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

        Other Income—Included within Other income on the Company's Consolidated Statements of Income are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items and gains and losses on certain investments and interest income earned on short-term investments.

        Compensation and Employee Benefits—The Company's compensation and employee benefits have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of compensation and employee benefits. The Company may pay certain performance bonuses in restricted stock units ("RSUs") and accounts for these RSUs in accordance with ASC 718 Compensation—Stock Compensation ("ASC 718"). The Company records the fair value of these RSUs at the grant date as deferred compensation and amortizes this cost to expense over the vesting period of each grant. The Company also may grant sign-on and retention bonuses for certain newly-hired or existing employees who agree to long-term employment agreements. These sign-on and retention bonuses are typically amortized using the straight-line method over the term of the respective agreements.

        In 2009, the Company recorded a charge of approximately $34,400 primarily related to severance and the renegotiation of certain employment agreements.

        Share-Based Compensation—The Company's share-based compensation consists of stock options and RSUs. The Company accounts for stock-based compensation in accordance with ASC 718. This accounting guidance requires measurement of compensation cost for equity-based awards at fair value and recognition of compensation cost over the service period, net of estimated forfeitures. In all periods presented, the only share-based compensation issued by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company's common stock, measured as of the closing price on the date of grant.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Income Taxes—In accordance with ASC 740, Income Taxes, the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Effective January 1, 2007, the Company adopted ASC 740-10. It is the Company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

        Treasury stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company's policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

        Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders' equity. Net (losses) gains resulting from remeasurement of foreign currency transactions and balances for the years ended December 31, 2010, 2009 and 2008 were $(6,770), $3,767 and $4,620, respectively, and are included in Other income.

        Recent Accounting Pronouncements—In May 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 165, Subsequent Events, which is now a sub-topic within ASC 855-10 Subsequent Events ("ASC 855-10"). ASC 855-10 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles. ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009, and has been applied prospectively by the Company. In February 2010, the FASB amended ASC 855-10 through the issuance of Accounting Standards Update No. 2010-09 ("ASU 2010-09"), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removed the requirement for an SEC filer to disclose the date of final review for disclosure of subsequent events and was effective upon issuance. See Note 21 for disclosures on Subsequent Events.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In July 2010, the FASB issued Accounting Standards Update No. 2010-20 ("ASU 2010-20") Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. ASU 2010-20 requires disclosure of additional information to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. This ASU is effective for all public companies for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures relating to loan modifications, which were subsequently extended to interim and annual filings after June 15, 2011. The adoption of ASU 2010-20 did not have a material impact on the Company's consolidated financial statements.

3. COMMISSIONS RECEIVABLE

        Commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and other derivative brokerage transactions. In estimating the allowance for doubtful accounts, management considers the length of time receivables are past due and historical experience. In addition, if the Company is aware of a client's inability to meet its financial obligations, a specific provision for doubtful accounts is recorded in the amount of the estimated losses that will result from the inability of that client to meet its financial obligation. Commissions receivable are presented net of allowance for doubtful accounts of approximately $1,591 and $4,099 as of December 31, 2010 and 2009, respectively.

4. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

        Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	December 31,
	2010	2009
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$138,534	$65,651
Balance receivable from clearing organizations and financial institutions	105,277	22,086

Total	$243,811	$87,737

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$156,989	$63,831
Balance payable to clearing organizations and financial institutions	797	577
Net pending trades	14,632	3,723

Total	$172,418	$68,131

        Substantially all fails to deliver and fails to receive balances at December 31, 2010 and 2009 have subsequently settled at the contracted amounts.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

4. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS (Continued)

        Net pending trades for the year ended December 31, 2009 totaling $3,723 were previously presented in "Contract value of fails to receive" and have been stated separately to conform with the current year's presentation.

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consist of the following:

	Year Ended December 31,
	2010	2009
Software	$96,658	$90,686
Computer equipment	30,058	24,984
Leasehold improvements	37,590	34,727
Communications equipment	17,756	16,199
Furniture and fixtures	8,535	7,362
Automobiles	494	278

Total	191,091	174,236
Accumulated depreciation and amortization	(130,479)	(108,902)

Property, equipment and leasehold improvements less accumulated depreciation and amortization	$60,612	$65,334

        Depreciation and amortization expense on property, equipment and leasehold improvements for the years ended December 31, 2010, 2009 and 2008 was $21,235, $21,059 and $22,034, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

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

        On May 27, 2010, the Company completed the acquisition of a mortgage-backed security brokerage business for consideration of $5,095. The purchase price was comprised of 681,433 shares of the Company's common stock with a fair value of $4,095 and contingent consideration estimated at $1,000, which has been recorded as a liability within Other liabilities. This contingent liability will be

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

remeasured to fair value at each reporting date until the liability is settled and the change in fair value will be recognized in earnings. This acquisition was accounted for as a business combination under the acquisition method. Assets acquired were recorded at fair value and the results of the acquired company have been included within the consolidated financial statements since the acquisition. The purchase price was allocated among tangible and intangible assets as follows: fixed assets of $15, customer relationships of $1,700 with an estimated useful life of 6 years, non compete agreements of $340 with an estimated useful life of 3.3 years and goodwill of $3,040. The weighted average amortization for the intangible assets is 5.6 years.

        On July 1, 2010, the Company acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited (collectively "Kyte"). The Company will acquire the residual 30% equity interest in Kyte for an additional cash payment to be made in or about the third quarter of 2013 in an amount to be determined pursuant to a formula based on Kyte's post-acquisition earnings. Kyte has been included in the consolidated financial statements as a wholly-owned subsidiary since the acquisition date, with a liability recorded for the future payment to be made in 2013. Included as part of the purchase price is £5,000 that was deposited into an escrow account with a third-party escrow agent and 1,339,158 contingently issuable shares of the Company's common stock, all of which will be delivered to the selling shareholders of Kyte upon the satisfaction of certain conditions related to one of Kyte's investments in a third party.

        Kyte, which is a member of leading exchanges including NYSE Euronext, NYSE LIFFE and Eurex, provides clearing, brokerage, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. Kyte, in some instances, provides capital to start-up trading groups, small hedge funds, market-makers and individual traders. As part of the purchase agreement, over the period from initial acquisition to when the Company will acquire the residual 30% equity interest in Kyte, the Company agreed to make up to £20,000 available to Kyte Capital Management Limited for investments in new trading entities subject to certain approvals. The Company acquired Kyte because of its expertise in listed derivative markets, its risk management platforms and its unique clearing, broking and investment services business model. The cash portion of the purchase price of the transaction was financed from the Company's internal cash resources. The purchase price consisted of the following:

Fair value of consideration transferred:
Cash paid at closing	$33,996
Cash paid for surplus working capital	7,050
Common stock issued at closing (2,810,662 shares)	15,993
Contingently issuable shares (1,339,158 shares)	7,620
Estimated future purchase commitment	19,264

Total	$83,923

        The fair value of the 4,149,820 common shares issued and issuable was determined based on the closing market price of the Company's common shares on July 1, 2010, the closing date of the acquisition.

        The future purchase commitment requires the Company to pay an additional cash payment based on the performance of Kyte during the three year period ending June 30, 2013. The Company elected

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

the fair value option for this purchase commitment as of the date of acquisition and determined the fair value using the income approach. Subsequent changes in the fair value of the future purchase commitment are recorded in Other income in the Consolidated Statements of Income. The fair value of the future purchase commitment at the acquisition date was $19,264 which has been recorded as a liability within Other liabilities. In applying the income approach, the Company assumed a 17.7% discount rate and used forecasted financial information for Kyte for the remaining three year period ending June 30, 2013. As of December 31, 2010, the amount accrued in the consolidated financial statements increased by $340 due to an increase in the net present value of the liability due to the passage of time and foreign currency translation, offset by differences between actual results and initial forecasts for the six months ending December 31, 2010 and changes to the forecasted financial information for Kyte for the remaining period ending June 30, 2013.

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

		Useful Life
Assets:
Cash and cash equivalents	$21,488
Cash segregated under federal and other regulations	8,086
Deposits with clearing organizations	16,734
Commissions receivable	19,035
Receivables from brokers, dealers and clearing organizations	94,849
Intangible assets subject to amortization:
Customer relationships	14,485	6 Years
Trade name	1,020	10 Years
Internally developed software	3,170	3 Years
Non compete agreements	211	5 Years
Goodwill(1)	41,282
Other assets(1)	19,606

Total assets acquired	239,966

Liabilities and non-controlling interests:
Accounts payable and accrued expenses	24,925
Payables to clearing services customers	116,623
Other liabilities(2)	13,758
Non-controlling interests	737

Total liabilities and non-controlling interests assumed	156,043

Net assets acquired	$83,923

(1)
During the fourth quarter of 2010, the Company recorded an adjustment to its purchase price allocation for Kyte in the amount of $4,928 in Other assets for a receivable related to one of Kyte's investments in a third party. The Company recognized this adjustment

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

  based on new information which supported the collectability of the receivable with the third party. The Company adjusted residual goodwill accordingly.

(2)
During the fourth quarter of 2010, the Company reclassified $1,219 from "Intangible assets, net" to "Other liabilities" in the Consolidated Statements of Financial Condition. These amounts related to the fair value of contractual obligations that were deemed unfavorable and therefore recognized and valued as such as of the date of the acquisition as part of the Company's purchase price allocation.

        Total intangible assets acquired in the Kyte transaction that are subject to amortization totaled $18,886 and have a weighted-average useful life of approximately 6 years.

        All of the goodwill acquired was assigned to the Clearing and Backed Trading segment. None of the goodwill is expected to be deductible for income tax purposes.

        In connection with the Kyte acquisition, the Company recognized $2,498 of acquisition related costs that are included in Professional fees and Other expenses in its Consolidated Statements of Income for the twelve months ended December 31, 2010.

        The amounts of revenue and net loss of Kyte included in the Company's Consolidated Statement of Income from the acquisition date to the period ending December 31, 2010 are as follows:

Revenue and Net loss included in the
Consolidated Statement of Income from
July 1, 2010 to December 31, 2010

Revenue	$52,343

Net loss	$(2,494)

        On November 1, 2010, the Company purchased the remaining 67% of the shares of an over-the-counter brokerage business in the U.K. The business has been included in the consolidated financial statements as a wholly-owned subsidiary since the acquisition date. The business primarily engages in executing low volume, high value illiquid bond trades primarily on a matched principal basis. The acquisition represents an opportunity for the Company to enter into the market for illiquid cash credit products. The allocation of the purchase price to the net assets as of November 1, 2010 consisted of the following:

Cash paid at closing	$11,229
Common stock issued at closing (2,343,758 shares)	7,938
Cash paid as additional consideration to selling shareholders	1,076

Total fair value of consideration transferred	$20,243
Total fair value of previous equity interest	$7,677

Total fair value	$27,920

        The cash paid at closing and as additional consideration were financed from the Company's internal cash resources.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The fair value of the 2,343,758 common shares issued was determined using the closing market price of the Company's common shares on November 1, 2010 and applying a discount to that price due to certain restrictions on the shares issued over a 2.5 and 5 year period from the date of acquisition. The Company utilized a third party valuation firm to determine an appropriate discount rate based on the results of various quantitative methods under the assumption that there is a discount in the value of a company's stock that is and is not marketable. These methods are commonly used valuation practices.

        This acquisition was accounted for as a business combination achieved in stages under the acquisition method. Prior to the acquisition date, the Company accounted for its 33% interest in the business as an equity-method investment. The acquisition date fair value of the previous equity interest was $7,677 and is included in the measurement of the total fair value of the business. The Company recognized a gain of $3,695 as a result of remeasuring its prior equity interest in the business held before the business combination. The gain is included in the line item "Other income" in its Consolidated Statement of Income.

        The following table summarizes the assets acquired and liabilities assumed at their acquisition date fair values. Management determined the fair value of the identifiable intangible assets acquired based upon an independent valuation performed by a third-party specialist. The purchase price allocation, as presented below, was translated into U.S. dollars based on the foreign exchange rate on November 1, 2010:

		Useful Life
Assets:
Cash and cash equivalents	$3,800
Deposits with clearing organizations	1,792
Receivables from brokers, dealers and clearing organizations	2,377
Intangible assets subject to amortization:
Customer relationships	13,474	6 Years
Trade name	160	5 Years
Goodwill	12,419
Other assets	312

Total assets acquired	34,334

Liabilities:
Accounts payable and accrued expenses	1,555
Deferred tax liabilities	3,691
Other liabilities	1,168

Total liabilities assumed	6,414

Net assets acquired	$27,920

        Total intangible assets acquired in the transaction that are subject to amortization totaled $13,634 and have a weighted-average useful life of approximately 6 years.

        All of the goodwill acquired was assigned to the EMEA Brokerage segment. None of the goodwill is expected to be deductible for income tax purposes.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        In connection with the acquisition, the Company recognized $299 of acquisition related costs that were expensed in the current period and included in Professional fees and Other expenses in its Consolidated Statement of Income for the year ended December 31, 2010. The Company also recognized compensation expense of $1,597 related to the restructuring of certain employment agreements in connection with the acquisition. The expense is included in its Consolidated Statement of Income for the year ended December 31, 2010 in Compensation and employee benefits.

        The amounts of revenue and net income of the business included in the Company's Consolidated Statement of Income from the acquisition date to the period ending December 31, 2010 are as follows:

Revenue and Net income included in the
Consolidated Statement of Income from
November 1, 2010 to December 31, 2010

Revenue	$2,986

Net income(1)	$442

(1)
Does not include the one-time expense of $1,597 related to the restructuring of certain employment agreements in connection with the acquisition.

        Changes in the carrying amount of the Company's goodwill for the years ended December 31, 2010 and 2009 were as follows:

	December 31, 2009	Goodwill acquired	Foreign currency translation	December 31, 2010
Goodwill
Americas Brokerage	$80,249	$3,040	$—	$83,289
EMEA Brokerage	1,818	12,419	(342)	13,895
Asia Brokerage	—	—	—	—
Clearing and Backed Trading	—	41,282	1,131	42,413
All Other	128,691	—	—	128,691

	$210,758	$56,741	$789	$268,288

	December 31, 2008	Goodwill acquired	Foreign currency translation	December 31, 2009
Goodwill
Americas Brokerage	$78,998	$1,251	$—	$80,249
EMEA Brokerage	1,818	—	—	1,818
Asia Brokerage	—	—	—	—
Clearing and Backed Trading	—	—	—	—
All Other	128,691	—	—	128,691

	$209,507	$1,251	$—	$210,758

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company's goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. As discussed in Note 2, during the fourth quarter of 2010, the Company changed the testing date for its annual goodwill impairment tests from January 1 to November 1. As a result, the Company performed goodwill impairment tests as of January 1, 2010 and November 1, 2010, and concluded there was no impairment of the carrying value of the goodwill.

        Intangible assets consisted of the following:

	December 31, 2010			December 31, 2009
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$76,951	$18,165	$58,786	$47,292	$12,064	$35,228
Trade names	8,951	4,866	4,085	7,771	4,003	3,768
Core technology	6,400	3,686	2,714	3,230	3,230	—
Non compete agreements	3,874	3,048	826	3,323	2,683	640
Favorable lease agreements	620	340	280	620	260	360
Patents	31	16	15	31	14	17
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110

Total	$96,937	$30,121	$66,816	$62,377	$22,254	$40,123

        Amortization expense for the years ending December 31, 2010, 2009 and 2008 was $7,815, $5,465, and $5,280, respectively.

        At December 31, 2010, expected amortization expense for the definite lived intangible assets is as follows:

2011	$11,718
2012	10,532
2013	8,622
2014	7,919
2015	7,824
Thereafter	20,091

Total	$66,706

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. OTHER ASSETS AND OTHER LIABILITIES

        Other assets consisted of the following:

	December 31,
	2010	2009
Prepaid bonuses	$37,248	$29,417
Investments	38,097	11,392
Forgivable employee loans and advances to employees	8,690	8,247
Software inventory, net	10,662	9,642
Deferred tax assets	37,226	24,655
Financial instruments owned	5,665	4,370
Other	25,252	19,621

Total Other assets	$162,840	$107,344

        On February 28, 2010, the Company purchased a 40% interest in the outstanding membership interests of an independent brokerage firm with a proprietary trading platform. The aggregate purchase price was comprised of $10,000 in cash and 414,938 shares of the Company's common stock. The firm retained $8,000 of the cash portion of the purchase for working capital. This investment is included within Other assets and accounted for under the equity method. Additionally, the Company committed to purchase the remaining membership interests in increments of 20% over the next 2.5 years, subject to customary closing conditions. The purchase price for the remaining membership interests will be paid in cash and established by a formula based on the firm's future results of operations. Included in Other assets at December 31, 2009 was a note receivable from the firm in the amount of $1,000 which was forgiven by the Company and credited against the purchase price described above at closing.

        On August 1, 2010, the Company purchased a 33% interest in the outstanding membership interests of an independent Commodity Futures Trading Commission ("CFTC") registered Futures Commission Merchant for $11,000 in cash. The firm is also a Foreign Exchange Dealer member of the National Futures Association and provides direct market access in certain foreign exchange markets. This investment is accounted for under the equity method.

        Other liabilities consisted of the following:

	December 31,
	2010	2009
Payroll related liabilities	$14,750	$7,297
Deferred tax liabilities	14,956	17,912
Deferred revenues	15,962	13,404
Future purchase commitment and contingent consideration liabilities	22,415	2,400
Unrecognized tax benefits	9,356	8,280
Financial instruments sold, not yet purchased	6,769	804
Other	26,955	20,945

Total Other liabilities	$111,163	$71,042

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

8. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "Senior Notes") in a private placement. The Senior Notes currently bear interest at 7.17%. From June 2008 until June 2010, the Senior Notes bore interest at 8.17% due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers pursuant to generally applicable insurance regulations for U.S. insurance companies. The Senior Notes ceased to accrue this premium interest in June 2010, when the risk based capital factor attributed to the Senior Notes was subsequently reduced. Interest is payable semi-annually in arrears on the 30th of January and July. The Company's obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The 2008 Note Purchase Agreement includes covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At December 31, 2010, the Senior Notes were recorded net of unamortized deferred financing fees of $257 and the Company was in compliance with all applicable covenants.

        In December 2010, the Company entered into a second amended and restated credit agreement (as amended, the "Credit Agreement") with Bank of America, N.A. and certain other lenders. The Credit Agreement matures on December 20, 2013 and provides for maximum borrowings of up to $200,000, which includes up to $50,000 for letters of credit. Revolving loans may be either base rate loans or Eurocurrency rate loans. Eurocurrency rate loans bear interest at the annualized rate of one-month LIBOR plus the application margin, letter of credit fees per annum are equal to the applicable margin times the outstanding amount drawn under such letter of credit and base rate loans bear interest at a rate per annum equal to a prime rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and Eurocurrency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At December 31, 2010, in relation to Eurocurrency rate loans, the applicable margin was 2.50% and the one-month LIBOR was 0.26% and, in relation to base rate loans, the applicable margin was 1.50% and the prime rate was 3.25%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company's subsidiaries. The Credit Agreement ranks pari passu with the Senior Notes in relation to the security provided by the Company in support of both obligations.

        The Company had outstanding borrowings under its Credit Agreement as of December 31, 2010 and 2009 as follows:

	As of December 31,
	2010	2009
Loan Available(1)	$200,000	$175,000
Loans Outstanding	$135,000	$115,000
Letters of Credit Outstanding	—	$7,172

(1)
Amounts available include up to $50,000 for letters of credit as of December 31, 2010 and 2009.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

8. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

        The Company's commitments for outstanding letters of credit relate to potential collateral requirements associated with its matched principal business. Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

        The weighted average interest rate of the outstanding loans was 3.06% and 2.73% for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, short-term borrowings under the Credit Agreement were recorded net of unamortized deferred financing fees of $2,297 and $931, respectively.

        The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2010 and 2009, respectively.

9. INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008
Current provision (benefit):
Federal	$5,501	$5,505	$(19,554)
Foreign	22,256	27,592	39,127
State and local	759	6,696	(4,615)

Total current provision	28,516	39,793	14,958
Deferred (benefit) provision:
Federal	(20,505)	(18,400)	14,954
Foreign	1,987	(3,480)	(3,258)
State and local	(4,114)	(10,931)	3,217

Total deferred (benefit) provision	(22,632)	(32,811)	14,913

Total provision	$5,884	$6,982	$29,871

        The Company had pre-tax income from foreign operations of $81,768, $70,990, and $106,829 for the years ended December 31, 2010, 2009 and 2008, respectively. Pre-tax (loss) from domestic operations was $(49,965), ($47,718), and ($23,852) for the years ended December 31, 2010, 2009 and 2008, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

9. INCOME TAXES (Continued)

that will be in effect when such differences are expected to reverse. Significant components of the Company's gross deferred tax assets and liabilities are set forth below:

	As of December 31,
	2010	2009
Deferred tax assets:
Share-based compensation	$11,431	$6,279
Net operating loss carryforwards	31,287	11,096
Foreign deferred items	5,218	5,210
Unrealized loss on currency hedging	806	2,439
Foreign tax credits	1,192	1,703
Liability reserves	4,964	4,718
Prepaid expenses	8,677	9,431
Other, net	4,767	4,501
Valuation allowance	(7,424)	(7,537)

Total deferred tax assets	$60,918	$37,840
Deferred tax liabilities:
Depreciation and amortization(1)	$(15,851)	$(15,389)
Intangible amortization(1)	(22,016)	(14,180)
Prepaid bonuses	(781)	(1,528)

Total deferred tax liabilities	$(38,648)	$(31,097)

Net deferred tax assets	$22,270	$6,743

(1)
Certain amounts within Deferred tax liabilities totaling $4,395 were previously presented in the "Depreciation and amortization" line for the year ended December 31, 2009, but should have been presented as "Intangible amortization. These amounts have been properly reclassified in the table above for that period.

        Cumulative undistributed earnings of foreign subsidiaries were approximately $285,631 at December 31, 2010. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent they are permanently reinvested in the Company's foreign operations. It is not practical to determine the amount of additional tax that may be payable in the event these earnings are repatriated.

        The deferred tax assets relating to foreign deferred items listed above consist primarily of depreciation and amortization, deferred compensation and unpaid intra-group royalties and interest. The valuation allowance relates primarily to the ability to utilize net operating losses and foreign tax credits in various tax jurisdictions. At December 31, 2010, the Company had U.S. federal net operating loss carryforwards of $50,952, U.S. state and local net operating loss carryforwards of $89,897 and foreign net operating loss carryforwards of $29,301. The U.S. amounts are subject to annual limitations on utilization and will begin to expire in 2018. The foreign amounts are subject to annual limitations on utilization and will generally begin to expire in 2011. Further, the Company has $1,192 of foreign tax credit carryforwards at December 31, 2010 that will begin to expire in 2012.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

9. INCOME TAXES (Continued)

        The corporate statutory U.S. federal tax rate was 35% for the three years presented. A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is set forth below:

	December 31,
	2010	2009	2008
U.S. federal income tax at statutory rate	35.0%	35.0%	35.0%
U.S. state and local income taxes, net of federal tax benefit	(7.4)	(11.7)	(0.3)
Foreign operations	(17.5)	(0.4)	(5.9)
Non-deductible expenses	6.8	7.6	7.8
General business credit	(1.3)	(2.1)	—
Tax-Exempt Income	(0.0)	(0.2)	(1.4)
Other	2.9	1.8	0.8

Effective income tax rate	18.5%	30.0%	36.0%

        Income tax expense of approximately $2,042, $5,577, and $2,136 from the exercise of stock options and the vesting of RSUs was recorded directly to additional paid-in capital in 2010, 2009 and 2008, respectively.

        The total unrecognized tax benefits (net of the federal benefit on state tax positions) as of December 31, 2010 were approximately $9,509, including interest of $153, all of which could affect the effective income tax rate in any future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for Unrecognized Tax Benefits
Unrecognized tax benefits balance at December 31, 2007	$6,510
Gross increases—current period tax positions	646
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2008	$7,156
Gross increases—current period tax positions	2,077
Lapse of statute of limitations	(953)

Unrecognized tax benefits balance at December 31, 2009	$8,280
Gross increases—current period tax positions	1,076
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2010	$9,356

        The Company is subject to U.S. federal income tax, state income tax and foreign income tax. The Company has substantially concluded all U.S. federal, state and local income tax matters for years through 2005. However, as a result of net operating loss carrybacks to prior years, the Company's federal, state and local tax matters for 2004, 2005 and 2006 remain open to examination on a limited basis.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

9. INCOME TAXES (Continued)

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

        The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2010 and 2009, the Company had approximately $153 and $105 of accrued interest related to uncertain tax positions, respectively.

        The Company is subject to regular examinations by the Internal Revenue Service, taxing authorities in foreign countries and states in which the Company has significant business operations. The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from on-going and subsequent years' examinations. Included in current tax expense are charges to accruals for expected tax assessments. The resolution of these tax matters could have a material impact on the Company's effective tax rate.

10. STOCKHOLDERS' EQUITY

Shares of Common Stock
Authorized (at December 31, 2010)	400,000,000
Outstanding:
December 31, 2008	118,521,484
December 31, 2009	118,426,573
December 31, 2010	122,125,491
Par value per share	$0.01

Share Issuance

        During 2010 and 2009, the Company issued 2,125,632 and 1,342,380 shares of common stock, respectively, in connection with the exercise of stock options and vesting of RSUs. The Company received total cash proceeds of $645 and $70 in 2010 and 2009, respectively, in connection with the exercise of stock options. During 2010, in connection with various acquisitions, the Company issued 5,835,853 shares of common stock in the aggregate as part of the purchase price of such acquisitions. There were no shares issued in connection with any acquisitions in 2009. See Note 6 to the Consolidated Financial Statements for further information related to these acquisitions.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. STOCKHOLDERS' EQUITY (Continued)

        On December 30, 2010, the Company paid a special cash dividend of $0.25 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $30,488. On each of March 29, May 28, August 31, and November 30, 2010, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,928, $5,956, $6,088 and $6,198, respectively. On March 31, May 30, August 28, and November 27, 2009, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividend, totaled $5,883, $5,891, $5,899 and $5,910 respectively. The dividends were reflected as reductions of retained earnings in the Consolidated Statements of Financial Condition.

Preferred Stock

        As of December 31, 2010 and 2009, the Company had one class of preferred stock with 5,000,000 shares authorized and none issued.

Treasury Stock

        In August 2007, the Company's Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company's common stock on the open market in such amounts as determined by the Company's management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the year ended December 31, 2010, the Company repurchased 3,062,567 shares of its common stock on the open market at an average price of $5.39 per share and for a total cost of $16,609, including sales commissions. During the year ended December 31, 2009, the Company repurchased 1,437,291 shares of its common stock on the open market at an average price of $3.05 per share and for a total cost of $4,425, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Consolidated Statements of Financial Condition.

        On December 9, 2010, the Company and Jersey Partners Inc. ("JPI") entered into a stock purchase agreement pursuant to which GFI purchased 1,200,000 shares of the Company's common stock held by JPI for an aggregate purchase price of $6,000. The purchase price was calculated based on the $5.00 per share closing price of the Company's common stock on the New York Stock Exchange Euronext on December 8, 2010. The review and approval of the stock purchase agreement was delegated by the Company's Board of Directors to its Audit Committee, comprised of solely independent directors, which approved the stock purchase agreement. These repurchased shares were recorded at cost as treasury stock in the Consolidated Statements of Financial Condition.

11. EARNINGS PER SHARE

        Basic earnings per share for Common Stock is calculated by dividing net income available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of: (i) the weighted average number of shares outstanding, (ii) outstanding stock options and RSUs (using the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

11. EARNINGS PER SHARE (Continued)

"treasury stock" method when the impact of such options and RSUs would be dilutive), and (iii) any contingently issuable shares when dilutive.

        Basic and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008 were as follows:

	December 31,
	2010	2009	2008
Basic earnings per share
GFI's net income	$25,615	$16,288	$53,106

Weighted average common shares outstanding	120,275,918	118,178,493	117,966,596

Basic earnings per share	$0.21	$0.14	$0.45

Diluted earnings per share
GFI's net income	$25,615	$16,288	$53,106
Weighted average common shares outstanding	120,275,918	118,178,493	117,966,596
Effect of dilutive options, RSUs, restricted stock, and other contingently issuable shares	5,246,210	3,398,274	1,777,097

Weighted average shares outstanding and common stock equivalents	125,522,128	121,576,767	119,743,693

Diluted earnings per share	$0.20	$0.13	$0.44

        Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following: 1,643,217 RSUs and 56,033 options for the year ended December 31, 2010; 2,065,724 RSUs and 59,033 options for the year ended December 31, 2009; and 2,153,635 RSUs and 52,490 options for the year ended December 31, 2008.

12. SHARE-BASED COMPENSATION

        The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company's stockholders on June 11, 2008, and subsequently amended by the Company's stockholders on June 11, 2009 and June 10, 2010 (as amended, the "2008 Equity Incentive Plan"). Prior to June 11, 2008, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the "2004 Equity Incentive Plan").

        The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of December 31, 2010, there were 7,652,296 shares of common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is recorded as deferred

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

12. SHARE-BASED COMPENSATION (Continued)

compensation and amortized to compensation expense over the vesting period of the grants, which is generally three years.

        Modified RSUs are reflected as cancellations and grants in the summary of RSUs below. During 2010, 2009 and 2008, the Company modified the vesting terms of certain RSUs for several employees in connection with the execution of a new employment agreement or the termination of employment. As a result of these modifications, the Company recorded compensation expense totaling $66, $708, and $266 during 2010, 2009, and 2008, respectively, representing the fair value of the RSUs on the date of modification.

        The following activity relating to the RSUs has occurred under the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2007	4,458,452	$15.68
Granted	1,978,364	8.96
Vested	(1,814,359)	14.22
Cancelled	(661,147)	16.09

Outstanding December 31, 2008	3,961,310	12.95
Granted	8,423,013	4.04
Vested	(1,934,751)	13.09
Cancelled	(241,387)	13.00

Outstanding December 31, 2009	10,208,185	5.57
Granted	8,128,286	5.50
Vested	(3,075,790)	7.46
Cancelled	(715,544)	5.50

Outstanding December 31, 2010	14,545,137	$5.14

        The weighted average fair value of RSUs granted during 2010 was $5.50 per unit, compared with $4.04 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs is as follows:

	For the Year Ended December 31,
	2010	2009	2008
Compensation expense	$26,674	$25,820	$24,865
Income tax benefits	$4,926	$7,746	$8,951

        At December 31, 2010, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $55,280 and is expected to be recognized over a weighted-average period of 1.83 years. The total fair value of RSUs that vested during the year ended December 31, 2010, 2009 and 2008 was $22,950, $25,326, and $25,800, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

12. SHARE-BASED COMPENSATION (Continued)

        As of December 31, 2010, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the "GFI Group 2002 Plan") and the GFInet inc. 2000 Stock Option Plan (the "GFInet 2000 Plan"). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. In addition to these terms, both the GFI Group 2002 Plan and the GFInet 2000 Plan contained events that had to occur prior to any options becoming exercisable. Under both plans, the options became exercisable upon the completion of the Company's initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company's common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of option grants under such plans.

        A summary of stock option transactions is as follows:

	GFI Group 2002 Plan			GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding December 31, 2007	784,448	$3.30		382,156	$3.32
Exercised	(123,800)	3.21		(43,884)	4.10
Cancelled	(9,000)	2.97		(13,864)	4.54

Outstanding December 31, 2008	651,648	3.32		324,408	3.17
Exercised	(10,212)	4.31		(10,836)	2.52

Outstanding December 31, 2009	641,436	3.31		313,572	3.19
Exercised	(30,420)	2.97		(205,960)	2.69
Cancelled	(4,212)	2.97		(11,364)	5.68

Outstanding December 31, 2010	606,804	$3.33	3.15	96,248	$3.96	0.89

Exercisable at December 31, 2010	606,804	$3.33	3.15	96,248	$3.96	0.89

        As of December 31, 2010, 2009, and 2008, there was no unrecognized compensation cost related to stock options.

        The total intrinsic value of options exercised for the year ended December 31, 2010, 2009 and 2008 was $661, $58, and $1,648, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at December 31, 2010 was $961.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has non-cancelable operating leases, principally for office space, that expire on various dates through 2027. At December 31, 2010, the future minimum rental commitments under such leases are as follows:

2011	$14,320
2012	12,135
2013	11,434
2014	9,578
2015	6,806
Thereafter	60,821

Total	$115,094

        Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. In addition, certain of the Company's leases grant a free rent period, which is amortized over the lease term. The accompanying Consolidated Statements of Income reflect all rent expense on a straight-line basis over the term of the leases. Rent expense under the leases for the years ended December 31, 2010, 2009 and 2008 was $13,797, $13,114, and $20,334, respectively.

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

        Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of December 31, 2010, the Company had total purchase commitments for market data of approximately $21,429, with $18,101 due within the next twelve months and $3,328 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $1,760 primarily related to network implementations in the U.S. and U.K., and $650 primarily related to hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $951 and fees for hosting and software licensing agreements of approximately $304 are due within the next twelve months.

        In connection with the acquisition of 40% of the outstanding membership interests of an independent brokerage firm, the Company has committed to purchase the remaining membership interests in increments of 20% over approximately the next two and a half years, subject to customary closing conditions. The purchase price for the remaining membership interests will be paid in cash and established by a formula based on the firm's future results of operations. See Note 7 to the Consolidated Financial Statements for further information.

        In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES (Continued)

amount to be determined pursuant to a formula based on Kyte's earnings, such payment to be made in or about the third quarter of 2013. See Note 6 to the Consolidated Financial Statements for further information.

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

        The staff (the "Staff") of the Market Regulation Department of the Financial Industry Regulatory Authority Inc. ("FINRA") has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them in 2005 and 2006 by certain dealers for brokering transactions in credit default swaps. In October 2010, the Staff commenced a disciplinary proceeding by filing a complaint against GFI Securities LLC and four of its former employees in connection with allegedly improper communications between certain of these former employees and those at other interdealer brokerage firms, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All of the former employees of GFI Securities LLC who were named in the complaint resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. None of the Company's current employees were named in the complaint. GFI Securities LLC intends to vigorously contest this disciplinary action which could result in a censure, fine or other sanction.

        Based on currently available information, the outcome of the Company's outstanding matters are not expected to have a material adverse impact on the Company's financial position. However, the outcome of any such matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

14. RETIREMENT PLANS

        In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable laws of the Internal Revenue Code. It is available to all eligible U.S. employees as stated in the plan document and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the statutory limit. The Company did not make any contributions to the plan for the years ended December 31, 2010, 2009 or 2008.

        In the U.K. the Company has established two defined contribution plans pursuant to the applicable laws in the U.K. Employees of the Company's U.K. subsidiaries may voluntarily designate a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The GFI Group Personal Pension Plans are open to all U.K. employees after the completion of three months of employment. Additionally, there is the Executive Pension Plan which is available only to senior employees and the Company matches contributions made under this plan up to a certain percentage. The Executive Pension Plan replaced the Occupational Pension Plan in April 2006, which also had similar matching contributions up to a certain percentage. The Company has made aggregate contributions of $1,316, $1,215, and $1,606 in 2010, 2009 and 2008, respectively, for the GFI Group Personal Pension Plans, Occupational Pension Plan and the Executive Pension Plan recorded in compensation and employee benefits.

15. MARKET AND CREDIT RISKS

Market Risk

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

transactions are cleared through various clearing organizations. In the event of counterparty nonperformance, the Company may be required to purchase or sell financial instruments at unfavorable market prices, which may result in a loss to the Company. The Company does not anticipate nonperformance by counterparties. The Company monitors its credit risk daily and has a policy of regularly reviewing the credit standing of counterparties with which it conducts business. The Company may also enter into principal investing transactions in which the Company commits its capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for the Company's own account. To the extent that the Company owns assets (i.e. has long positions) in fluctuating markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that the Company has sold assets that the Company does not own (i.e. has short positions) in any of those markets, an upturn in those markets could expose the Company to significant losses as the Company attempts to cover short positions in a rising market.

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

        In certain instances, the Company may provide credit for margin requirements to customers, secured by collateral in a customer's account. In such cases, the Company is exposed to the market risk that the value of the collateral the Company holds could fall below the amount of a customer's indebtedness. This risk can be amplified in any situation where the market for the underlying instrument is rapidly declining. Agreements with customers that have margin accounts permit the Company to liquidate their positions in the event that the amount of margin collateral becomes insufficient. Despite those agreements and the Company's risk management policies with respect to margin, the Company may be unable to liquidate a customer's positions for various reasons, or at a price sufficient to cover any deficiency in a customer's account. If the Company were unable to liquidate a position at a price sufficient to cover any deficiency or if a customer was unable to post additional margin, the Company may suffer a loss.

Credit Risk

        Credit risk arises from potential non-performance by counterparties of our matched principal business, as well as from nonpayment of commissions by customers of our agency brokerage business. The Company also has credit and counterparty risk in certain situations where it provides clearing and execution services. The Company provides agency clearing services though its relationships with general clearing member firms and/or exchanges. In these instances, the Company's accounts at such institutions are used, in its name, to provide access to clearing services for its customers. Credit risk arises from the possibility that the Company may suffer losses due to the failure of its customers or other counterparties to satisfy their financial obligations to the Company or in a timely manner.

        The Company has established policies and procedures to manage its exposure to credit risk. The Company maintains a thorough credit approval process to limit its exposure to counterparty risk and employ stringent monitoring to control the market and counterparty risk from its matched principal

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

15. MARKET AND CREDIT RISKS (Continued)

business. The Company's brokers may only execute transactions for clients that have been approved by our credit committee following review by the Company's credit department. The Company's credit approval process includes verification of key financial information and operating data and anti-money laundering verification checks. The Company's credit review process may include consideration of independent credit agency reports and a visit to the entity's premises, if necessary. The Company has developed and utilizes a proprietary, electronic credit risk monitoring system.

        Credit approval is granted by the Company's credit committee, which is comprised of senior management and representatives from its compliance, finance and legal departments. Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. The Company 's credit risk department assists the credit committee in the review of any proposed counterparty by conducting diligence on such party and by continuing to review such counterparties for continued credit approval on at least an annual basis. These results are reviewed by the credit committee. Maintenance procedures include reviewing current audited financial statements and publicly available information on the client, collecting data from credit rating agencies where available and reviewing any changes in ownership, title or capital of the client. For the Company's agency business, the approval process includes the requisite anti-money laundering and know-your-customer verifications.

16. FINANCIAL INSTRUMENTS

        Fair Value of Financial Instruments—Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following December 31, 2010, substantially all have settled at the contracted amounts. The Company's marketable equity securities are recorded at fair value based on their quoted market price. The Company's investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company's debt obligations are carried at historical amounts. The fair value of the Company's Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was approximately $65,842 and $61,027 at December 31, 2010 and 2009, respectively. The fair value of the Company's short term borrowings outstanding under the Credit Agreement approximated the carrying value at December 31, 2010 and 2009.

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

16. FINANCIAL INSTRUMENTS (Continued)

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

Valuation Techniques

        The Company used the following valuation techniques in valuing the financial instruments at December 31, 2010 and 2009:

        The Company evaluates its marketable securities in accordance with ASC 320-10, and has determined certain of its investments in marketable securities should be classified as trading securities or available-for-sale and reported at fair value at December 31, 2010 and 2009. To the extent that the Company's trading and available-for-sale marketable securities are based on quoted market prices in active markets, these securities were categorized as Level 1.

        Fair value of the Company's foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter parties to these foreign exchange derivative contracts, as well as management's own calculations and analyses, which are based upon period end forward and spot foreign exchange rates. At December 31, 2010 and 2009, the Company's foreign exchange derivative contracts have been categorized as Level 2 of the ASC 820-10 fair value hierarchy.

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

        The fair value of the Company's future purchase commitment and contingent consideration liabilities reflect inputs that are both unobservable and significant to the overall fair value measurement of these liabilities. These liabilities are categorized as Level 3.

        In the years ended December 31, 2010 and 2009, the Company did not have any transfers amongst Level 1 and Level 2.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

16. FINANCIAL INSTRUMENTS (Continued)

        Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Balance at December 31, 2010
Assets
U.S. Treasury securities	$500	$—	$—	$—	$500
Equity securities	5,474	161	—	—	5,635
Foreign exchange derivative contracts	—	76,057	—	(74,934)	1,123
Commodity derivative contracts	3,955	—	—	(3,937)	18
Fixed income derivative contracts	89	—	—	—	89
Equity derivative contracts	3,849	—	—	—	3,849
Liabilities
Foreign exchange derivative contracts	$—	$79,368	$—	$(74,908)	$4,460
Commodity derivative contracts	4,143	—	—	(3,937)	206
Fixed income derivative contracts	87	—	—	—	87
Equity derivative contracts	2,286	—	—	—	2,286
Future purchase commitment and contingent consideration liabilities	—	—	22,415	—	22,415

(1)
Represents the impact of netting on a net-by-counterparty basis.

        The Company's financial instruments at fair value are included within Other assets and Other liabilities with the exception of U.S. Treasury securities of $500, which are included within Deposits with clearing organizations, and commodity derivative contracts of $18 and $206, which are included within Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, respectively.

        Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2009 are as follows:

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

16. FINANCIAL INSTRUMENTS (Continued)

        The Company had no level 3 assets or liabilities as of December 31, 2009.

        Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
Beginning balance	$—	$—
Total (gains) losses (realized/unrealized)
Included in earnings (or change in net assets)	(1,009)	—
Included in other comprehensive income	1,349	—
Purchases, issuances, and settlements	22,075	—
Transfers in and/or out of level 3	—	—

Ending balance	$22,415	$—

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$(1,009)	$—

        Derivative Financial Instruments—The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. For the years ended December 31, 2010 and 2009, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging ("ASC 815-10").

        The Company provides brokerage services to its customers for exchange-traded and over-the-counter derivative products, which include futures, forwards and options contracts. The Company may enter into principal transactions for exchange-traded and over-the-counter derivative products to facilitate customer trading activities or to engage in principal trading for the Company's own account.

        The Company monitors market risk exposure from its matched principal business and principal trading business by regularly monitoring its concentration of market risk to financial instruments, countries or counterparties and regularly monitoring trades that have not settled within prescribed settlement periods or volume thresholds. Additionally, market risks are monitored and mitigated by the use of the Company's proprietary, electronic risk monitoring system, which provides daily credit reports in each of the Company's geographic regions that analyze credit concentration and facilitates the regular monitoring of transactions against key risk indicators.

        For certain derivative contracts, the Company has entered into agreements with counterparties that allow for netting. The Company reports these derivative contracts on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

16. FINANCIAL INSTRUMENTS (Continued)

        Fair values of derivative contracts on a gross basis as of December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign exchange derivative contracts(1)	$76,057	$79,368	$818	$804
Commodity derivative contracts(2)	3,955	4,143	—	—
Fixed income derivative contracts(1)	89	87	—	—
Equity derivative contracts(1)	3,849	2,286	—	—

(1)
Included within Other assets and Other liabilities.

(2)
Included within Receivables from brokers, dealers and clearing organizations, and Payables to brokers, dealers and clearing organizations.

        As of December 31, 2010, the Company had outstanding forward foreign exchange contracts with a combined notional value of $149,350. Approximately $53,480 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at December 31, 2010. The remaining contracts are hedges of anticipated future cash flows. In addition, the Company had outstanding long and short foreign exchange spot and options contracts of approximately $5,682,858 and $5,681,923, respectively. As of December 31, 2010, the Company also had outstanding long and short futures and forwards commodity contracts with notional values of approximately $501,953 and $803,357, respectively, long and short futures and options fixed income contracts with notional values of approximately $18,346 and $18,399, respectively, and long and short futures and options equity contracts with notional values of approximately $40,040 and $92,840, respectively.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

16. FINANCIAL INSTRUMENTS (Continued)

        The following is a summary of the effect of derivative contracts on the Consolidated Statements of Income for the year ended December 31, 2010 and 2009:

		Amount of Gain Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Location of Gain Recognized in Income on Derivatives	For the Year Ended December 31, 2010
Foreign exchange derivative contracts	(1)	$8,977
Commodity derivative contracts	Principal transactions	6,476
Fixed income derivative contracts	Principal transactions	1,506
Equity derivative contracts	Principal transactions	999

(1)
For the year ended December 31, 2010, approximately $3,529 of gains on foreign exchange derivative contracts were included within Other (loss) income and approximately $5,448 of gains on foreign currency options were included within Principal transactions.

		Amount of Gain Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Location of Gain Recognized in Income on Derivatives	For the Year Ended December 31, 2009
Foreign exchange derivative contracts	Other income	$3,519

17. VARIABLE INTEREST ENTITIES

        The Company holds interests in certain variable interest entities ("VIEs") which it does not consolidate as it determined that the Company is not the primary beneficiary. The primary beneficiary of a VIE has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to it or the right to receive benefits from the entity that could be potentially significant. The Company's involvement with such entities is in the form of direct equity interests and secured loans. The entities include an independent brokerage firm with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities and a commodity pool operator. As of December 31, 2010 and December 31, 2009, assets recognized in the Consolidated Statements of Financial Condition related to the Company's interests in these non-consolidated VIEs were $15,247 and $1,500, respectively, and are reflected in Other assets. The Company has not recorded any liabilities with respect to VIEs not consolidated. The Company's maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2010 and December 31, 2009 was $26,255 and $1,500, respectively. The maximum exposure to loss represents (i) assets recognized by the Company relating to non-consolidated entities, (ii) a commitment to purchase the remaining membership interests in an independent brokerage platform with a proprietary trading platform in increments of 20% over the next 2.5 years, and (iii) notes receivable on loans made to VIEs in which the Company holds a variable interest.

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

        GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the "SFC").

        The following table sets forth the minimum regulatory capital that certain of the Company's subsidiaries were required to maintain as of December 31, 2010:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$18,190	$50,343	$63,920	$12,487	$3,315	$2,570
Minimum regulatory capital required	250	24,024	33,016	6,762	2,263	386

Excess regulatory capital	$17,940	$26,319	$30,904	$5,725	$1,052	$2,184

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the "FIEL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required by the FIEL to maintain minimum "brought-in" capital and stockholders' equity of 50,000 Japanese Yen each (approximately $616). GFI Securities Limited's Japanese branch is also subject to the FIEL's net capital rule. At December 31, 2010, GFI Securities Limited's Japanese branch was in compliance with these capital requirements.

        GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority ("HKMA"). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5,000 Hong Kong dollars (or approximately $644). At December 31, 2010, GFI (HK) Brokers Ltd. had stockholders' equity of 22,112 Hong Kong dollars (or approximately $2,846), which exceeded the minimum requirement by 17,112 Hong Kong dollars (or approximately $2,202).

        GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore ("MAS"), which requires that GFI Group Pte. Ltd, among other things, maintain stockholders' equity of 3,000 Singapore dollars (or approximately $2,338), measured annually. At December 31, 2010, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 19,137 Singapore dollars (or approximately $14,916).

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

18. REGULATORY REQUIREMENTS (Continued)

        GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act ("FETA") and regulations thereunder. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won or approximately ($4,460). At December 31, 2010, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 5,865,132 Korean Won (or approximately $5,231).

        In addition to the requirements set forth above, certain of our other subsidiaries are subject to minimum net capital, minimum stockholders' equity or similar requirements of the jurisdictions in which they operate. The Company was in compliance with all of these requirements at December 31, 2010 and 2009.

19. SEGMENT AND GEOGRAPHIC INFORMATION

        As a result of the acquisition of Kyte on July 1, 2010, the Company now operates a new segment which was initially disclosed as "Clearing, Execution and Trading" for the Company's quarterly report on Form 10-Q for the period ended September 30, 2010. During the fourth quarter of 2010, the Company changed the name of this operating segment to "Clearing and Backed Trading" in order to better describe the material operations of this segment, which is to provide clearing, risk management and settlement services and, in some instances, capital to start-up trading groups, small hedge funds, market-makers and individual traders. Management describes the investments in these trading entities as "Backed Trading." In this operating segment, the Company also provides certain execution and back-office services. The Company believes the presentation of these operations as a stand-alone segment best reflects the economic realities of these operations, as well as, how the Company is managed and the manner in which the Company's performance is evaluated by the Company's chief operating decision makers. As of July 1, 2010, in accordance with ASC 280-10, Segment Reporting ("ASC 280-10") and based on the nature of the Company's operations in each geographic region, products and services, production process, customers and regulatory environment, the Company determined that it has four operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa ("EMEA") Brokerage, (iii) Asia Brokerage, and (iv) Clearing and Backed Trading. The Company's brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Additionally, in accordance with criteria in ASC 280-10, the Company presents its operating segments as five reportable segments: the four operating segments described above and "All Other". The All Other segment captures costs that are not directly assignable to one of the operating segments, primarily consisting of the Company's corporate business activities and operations from software, analytics and market data.

        The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on income (loss) before income taxes, which it defines as revenues less direct expenses. Revenues within each brokerage segment include revenues that are directly related to providing brokerage services along with interest and other income directly attributable to the operating segment. Revenues within the Clearing and Backed Trading segment primarily include revenues that are directly related to providing clearing services along with the Company's share of profit (loss) on trading activity

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

from capital investments. Direct expenses of the operating segments are those expenses that are directly related to providing the brokerage or clearing services and trading activities of the operating segments and include compensation expense related to the segment management and staff, communication and market data, travel and promotion, and certain professional fees and other expenses that are directly incurred by the operating segments. However, the Company does not allocate to its operating segments certain expenses which it manages separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest on borrowings and other expenses and are included in the results below under "All Other" in the reconciliation of operating results. Management generally does not consider the unallocated costs in its measurement of the four operating segments' performance.

        Selected financial information for the Company's reportable segments is presented below for periods indicated:

	Twelve Months Ended December 31, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$294,910	$379,033	$74,945	$52,343	$60,882	$862,113
Revenues, net of interest and transaction-based expenses	278,553	367,494	74,875	11,355	62,278	794,555
Income (loss) before income taxes	66,399	115,037	15,814	(3,041)	(162,406)	31,803

	Twelve Months Ended December 31, 2009
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$327,127	$364,761	$61,603	—	$65,216	$818,707
Revenues, net of interest and transaction-based expenses	309,245	350,869	61,573	—	66,666	788,353
Income (loss) before income taxes	42,305	114,960	(871)	—	(133,124)	23,270

	Twelve Months Ended December 31, 2008
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$387,549	$489,650	$88,583	—	$49,721	$1,015,503
Revenues, net of interest and transaction-based expenses	367,819	464,759	88,554	—	50,951	972,083
Income (loss) before income taxes	110,736	150,592	13,965	—	(192,316)	82,977

        In addition, with the exception for goodwill, the Company does not identify or allocate asset by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 6 for goodwill by reportable segment.

        For the years ended December 31, 2010, 2009, and 2008, the U.K. is the only individual foreign country that accounts for 10% or more of the total sales and total long-lived assets. Information

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

19. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

regarding revenue for the years ended December 31, 2010, 2009, and 2008, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2010 and 2009 are as follows:

	For the year ended December 31,
	2010	2009	2008
Revenues:
United States	$291,814	$327,524	$375,928
United Kingdom	397,714	340,641	436,449
Other	172,585	150,542	203,126

Total	$862,113	$818,707	$1,015,503

	As of December 31,
	2010	2009
Long-lived Assets, as defined:
United States	$52,649	$56,348
United Kingdom	14,132	14,139
Other	4,493	4,489

Total	$71,274	$74,976

        Revenues are attributed to geographic areas based on the location of the Company's relevant subsidiaries.

20. OTHER COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
	2010	2009	2008
Foreign currency translation adjustment
Before Tax Amount	$3,756	$2,642	$(7,711)
Tax (Benefit) Expense	(1,633)	(1,136)	3,356

After Tax Amount	$2,123	$1,506	$(4,355)

Unrealized gain (loss) on available-for-sale securities
Before Tax Amount	$254	$750	$(272)
Tax (Benefit) Expense	(71)	(185)	64

After Tax Amount	$183	$565	$(208)

        The Company did not reclassify any amounts out of other comprehensive income into the consolidated statements of income for the three years ended December 31, 2010.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

21. SUBSEQUENT EVENTS

        In February 2011, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 31, 2011 to shareholders of record on March 17, 2011.

        In February 2011, the Company completed two strategic equity investments for an aggregate of $4,500 in consideration.

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

        The Company's audited consolidated financial statements for the fiscal year ended December 31, 2010 include the results of The Kyte Group Limited or Kyte Capital Management Limited (collectively, "Kyte"), which were acquired by the Company on July 1, 2010. However, consistent with published SEC guidance on the permissible scope of management's internal control report, management's assessment of internal control over financial reporting did not include the operations of Kyte. Of the total assets and revenues included in the Company's consolidated financial statements for fiscal year 2010, 15% and 6%, respectively, were attributable to the operations of Kyte.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As noted above, management's assessment did not include an assessment of Kyte. Based on its assessment and the COSO criteria, management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

        The Company's independent registered public accounting firm has audited and issued an attestation report on the registrant's internal control over financial reporting as of December 31, 2010. That report appears on Page 146 of this Form 10-K.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the internal control over financial reporting of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Kyte Group Limited and Kyte Capital Management Limited (collectively "Kyte"), which were acquired on July 1, 2010 and whose financial statements constitute 15% and 6% of total assets and total revenues, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Kyte. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2010 and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders' equity for the year ended December 31, 2010 of the Company and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
New York, New York
March 16, 2011

Change in Internal Controls

        In addition, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rule 13A-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the 2011 Annual Meeting of Stockholders which we expect will be held on June 9, 2011, and is incorporated herein by reference.

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

        (a)(1) Financial Statements.    See Index to Financial Statements on page 96.

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

Number		Description
3.1	*	Second Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103).

3.1.1	*	Certificate of Amendment to Certificate of Incorporation (Filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K filed on February 29, 2008, File No. 000-51103)

3.2	*	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103)

4.1	*	See Exhibits 3.1, 3.1.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws of the Registrant defining the rights of holders of Common Stock of the Registrant.

4.2	*	Specimen Stock Certificate. (Filed as Exhibit 4.2 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)

10.1	*	Second Amended and Restated Credit Agreement, dated December 20, 2010, among the Registrant and GFI Holdings Limited, as borrowers, subsidiaries of the Registrant named therein, as guarantors, Bank of America, N.A., as administrative agent, Barclays Bank Plc and The Royal Bank of Scotland PLC, as co-syndication agents, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as joint lead arrangers and joint book running managers. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2010, File No. 000-51103)

10.2		Second Amended and Restated Domestic Security Agreement, dated December 20, 2010, by the Registrant, GFI Group LLC, GFInet inc., GFI Brokers LLC, Interactive Ventures LLC, Fenics Software Inc. and Amerex Brokers LLC as grantors, in favor of Bank of America, N.A., as administrative agent.

10.3		Second Amended and Restated Domestic Pledge Agreement, dated December 20, 2010, by the Registrant, GFI Group LLC, GFInet inc., GFI Brokers LLC, Interactive Ventures LLC and Fenics Software Inc. and Amerex Brokers LLC as pledgors, in favor of Bank of America, N.A., as administrative agent.

10.4		Mortgage of Shares, dated December 20, 2010, by GFI Holdings Limited, as chargor, and Bank of America N.A., as administrative agent.

10.5		Mortgage of Shares, dated December 20, 2010, by GFInet inc., as chargor, and Bank of America N.A., as administrative agent.

Number		Description
10.6		Debenture, dated December 20, 2011, by GFI Newgate Limited, as chargor and Bank of America N.A., as administrative agent.

10.7		Debenture, dated December 20, 2011, by GFI Markets Limited, as chargor and Bank of America N.A., as administrative agent.

10.8		Debenture, dated December 20, 2011, by GFI TP Ltd, as chargor and Bank of America N.A., as administrative agent.

10.9	*	Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch. (Filed as Exhibit 10.4 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)

10.10	*	Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers. (Filed as Exhibit 10.6 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)

10.11	*	Guardian Trust of GFI Brokers Limited. (Filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1 file don September 17, 2004, File No. 333-116517)

10.12	*	Employment Agreement, dated as of August 20, 2008, between GFI Group Inc. and Ronald Daniel Levi. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2008, File No. 000-51103)

10.13	*	Employment Agreement, dated March 26, 2007, between GFI Group Inc. and Scott Pintoff (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2007, File No. 000-51103)

10.14	*	Employment Agreement, dated March 26, 2007, between GFI Group Inc. and J. Christopher Giancarlo (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2007, File No. 000-51103)

10.15	*	Employment Agreement, dated April 30, 2007, between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 2, 2007, File No. 000-51103)

10.16	*	Note Purchase Agreement, dated as of January 30, 2008, between the Company and the Purchasers named in Schedule A thereto. (Filed as Exhibit 10.20 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)

10.17	*	Subsidiary Guaranty Agreement, dated as of January 30, 2008, in connection with the Company's 7.17% Senior Notes due January 30, 2013. (Filed as Exhibit 10.21 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)

10.18	*	Domestic Security Agreement, dated as of January 30, 2008, between the Company, the Subsidiary Guarantors and the Collateral Agent. (Filed as Exhibit 10.22 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)

10.19	*	Domestic Pledge Agreement, dated as of January 30, 2008, between the Pledgors and the Collateral Agent. (Filed as Exhibit 10.23 to the Company's Current Report on Form 8-K filed on January 29, 2008, File No. 000-51103)

10.20	*	GFI Group Inc. 2008 Equity Incentive Plan (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-51103)

Number		Description
10.21	*	GFI Group Inc. 2008 Senior Annual Bonus Plan (Filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-51103)

10.22	*	Amendment No. 1 to Disability Agreement, dated December 31, 2008, between GFI Group Inc. and Michael Gooch. (Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).

10.23	*	Amendment No. 1 to Employment Agreement, dated December 24, 2008, between GFI Group Inc. and James Peers. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).

10.24	*	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Colin Heffron. (Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).

10.25	*	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Ronald Levi. (Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).

10.26	*	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Scott Pintoff. (Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).

10.27	*	Amendment No. 1 to Employment Agreement, dated December 5, 2008, between GFI Group Inc. and J. Christopher Giancarlo. (Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).

10.28	*	Amendment No. 2 to Employment Agreement, dated March 30, 2009, between GFI Group Inc. and Ronald Levi (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009, File No. 000-51103)

10.29	*	First Amendment to the GFI Group Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2009, File No. 000-51103)

10.30	*	Second Amendment to the GFI Group Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2010, File No. 000-51103)

18.1		Letter on change in accounting principles.

21.1		List of subsidiaries of the Registrant

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Principal Executive Officer.

31.2		Certification of Principal Financial Officer.

32.1		Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2		Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

*
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2010 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2011.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL GOOCH Michael Gooch	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 16, 2011
/s/ COLIN HEFFRON Colin Heffron	President and Director	March 16, 2011
/s/ JAMES A. PEERS James A. Peers	Chief Financial Officer (principal financial and accounting officer)	March 16, 2011
/s/ JOHN W. WARD John W. Ward	Director	March 16, 2011
/s/ MARISA CASSONI Marisa Cassoni	Director	March 16, 2011
/s/ FRANK FANZILLI, JR. Frank Fanzilli, Jr.	Director	March 16, 2011
/s/ RICHARD W. P. MAGEE Richard W. P. Magee	Director	March 16, 2011

Schedule I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the consolidated financial statements of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated March 16, 2011; such consolidated financial statements and reports are included in your 2010 Annual Report on Form 10-K for the year ended December 31, 2010. Our audits also included the financial statement schedules of the Company listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
March 16, 2011

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2010 AND 2009

(In thousands, except share and per share data)

	December 31
	2010	2009
Assets:
Cash and cash equivalents	$752	$8,153
Investments in subsidiaries, equity basis	368,604	296,037
Advances to subsidiaries	302,079	344,099
Other assets	15,783	13,361

Total Assets	$687,218	$661,650

Liabilities and Stockholders' Equity:
Short-term borrowings, net	$132,703	$114,069
Long-term obligations, net	59,743	59,619
Other liabilities	4,061	3,860

Total Liabilities	$196,507	$177,548
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 128,703,324 and 120,860,100 shares issued at December 31, 2010 and 2009, respectively	1,287	1,209
Additional paid in capital	350,230	296,430
Retained earnings	183,016	212,059
Treasury stock, 6,577,833 and 2,433,527 common shares at cost at December 31, 2010 and 2009, respectively	(43,433)	(22,901)
Accumulated other comprehensive loss	(389)	(2,695)

Total Stockholders' Equity	490,711	484,102

Total liabilities and stockholders' equity	$687,218	$661,650

See notes to condensed financial statements.

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
Revenues:
Interest income	$4	$5	$147
Expenses:
Interest expense	9,210	9,567	11,195
Other expenses	1,028	1,359	1,224

Total expenses	10,238	10,926	12,419

Loss before benefit from income taxes and equity in earnings of subsidiaries	(10,234)	(10,921)	(12,272)
Benefit from income taxes	1,892	3,276	4,419

Loss before equity in earnings of subsidiaries	(8,342)	(7,645)	(7,853)
Equity in earnings of subsidiaries, net of tax	33,957	23,933	60,959

GFI's net income	$25,615	$16,288	$53,106

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	2,123	1,506	(4,355)
Unrealized gain on available-for-sale security	182	565	(208)

Comprehensive income	$27,920	$18,359	$48,543

See notes to condensed financial statements.

GFI GROUP INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities
Net income	$25,615	$16,288	$53,106
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(33,957)	(23,933)	(60,959)
Amortization of loan fees	939	742	416
Deferred compensation	315	408	493
Changes in operating assets and liabilities:
Other assets	(1,880)	(3,276)	(4,407)
Other liabilities	201	272	2,419

Cash used in operating activities	(8,767)	(9,499)	(8,932)

Cash flows from investing activities
Investments in subsidiaries	963	1,996	49,030
Receipts from (advances to) subsidiaries	59,745	94,292	(169,566)

Cash flows provided by (used in) investing activities	60,708	96,288	(120,536)

Cash flows from financing activities
Repayments of short-term borrowings	60,000	(50,000)	(174,500)
Proceeds from short-term borrowings	(40,000)	—	283,500
Proceeds from issuance of long-term obligations	—	—	60,000
Repurchases of common stock	(22,609)	(4,425)	(11,400)
Cash dividend paid	(54,658)	(23,583)	(30,036)
Payment of loan fees	(2,720)	(831)	(883)
Proceeds from exercise of stock options	645	70	578

Cash flows (used in) provided by financing activities	(59,342)	(78,769)	127,259

Increase (decrease) in cash and cash equivalents	(7,401)	8,020	(2,209)
Cash and cash equivalents, beginning of year	8,153	133	2,342

Cash and cash equivalents, end of year	$752	$8,153	$133

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

        The Parent Company Financial Statements for the years ended December 31, 2010, 2009 and 2008 are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

3. INVESTMENTS IN SUBSIDIARIES

        GFI Group Inc. received dividends of $0, $0 and $48,527 from its subsidiaries during the years ended December 31, 2010, 2009 and 2008, respectively. The dividends were reflected as a return on investments in subsidiaries.

4. ADVANCES TO SUBSIDIARIES

        As of December 31, 2010, 2009 and 2008, GFI Group Inc. had receivables from subsidiaries of $302,079, $344,099 and $422,129 related primarily to the allocation of funds received, from notes payable and the issuance of equity securities, to subsidiaries to fund working capital.

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "Senior Notes") in a private placement. The Senior Notes currently bear interest at 7.17%. From June 2008 until June 2010, the Senior Notes bore interest at 8.17% due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers pursuant to generally applicable insurance regulations for U.S. insurance companies. The Senior Notes ceased to accrue this premium interest in June 2010, when the risk based capital factor attributed to the Senior Notes was subsequently reduced. Interest is payable semi-annually in arrears on

GFI GROUP INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(In thousands)

5. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

the 30th of January and July. The Company's obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The 2008 Note Purchase Agreement includes covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At December 31, 2010, the Senior Notes were recorded net of unamortized deferred financing fees of $257 and the Company was in compliance with all applicable covenants.

        In December 2010, the Company entered into a second amended and restated credit agreement (as amended, the "Credit Agreement") with Bank of America, N.A. and certain other lenders. The Credit Agreement matures on December 20, 2013 and provides for maximum borrowings of up to $200,000, which includes up to $50,000 for letters of credit. Revolving loans may be either base rate loans or Eurocurrency rate loans. Eurocurrency rate loans bear interest at the annualized rate of one-month LIBOR plus the application margin, letter of credit fees per annum are equal to the applicable margin times the outstanding amount drawn under such letter of credit and base rate loans bear interest at a rate per annum equal to a prime rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and Eurocurrency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At December 31, 2010, in relation to Eurocurrency rate loans, the applicable margin was 2.50% and the one-month LIBOR was 0.26% and, in relation to base rate loans, the applicable margin was 1.50% and the prime rate was 3.25%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company's subsidiaries. The Credit Agreement ranks pari passu with the Senior Notes in relation to the security provided by the Company in support of both obligations.

        The Company had outstanding borrowings under its Credit Agreement as of December 31, 2010 and 2009 as follows:

	As of December 31,
	2010	2009
Loan Available(1)	$200,000	$175,000
Loans Outstanding	$135,000	$115,000
Letters of Credit Outstanding	—	$7,172

(1)
Amounts available include up to $50,000 for letters of credit as of December 31, 2010 and 2009.

        The weighted average interest rate of the outstanding loans was 3.06% at December 31, 2010 and 2.73% at December 31, 2009. At December 31, 2010 and December 31, 2009, short-term borrowings under the Credit Agreement were recorded net of unamortized deferred financing fees of $2,297 and $931, respectively.

        The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2010 and December 31, 2009, respectively.

GFI GROUP INC.
(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

(In thousands)

6. SUBSEQUENT EVENTS

        In February 2011, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 31, 2011 to shareholders of record on March 17, 2011.

        In February 2011, the Company completed two strategic equity investments for an aggregate of $4,500 in consideration.

        Subsequent events have been evaluated for disclosure in the notes to the Condensed Financial Statements through the filing date of this Form 10-K.

 Schedule II

GFI GROUP INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost/ Expense	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2010	$4,099	$(829)	$(31)	$(1,648)	$1,591
Year ended December 31, 2009	3,854	3,617	214	(3,586)	4,099
Year ended December 31, 2008	4,173	208	122	(649)	3,854

(a)
For all periods it includes the effects for exchange rate changes.

(b)
Net adjustments to the reserve accounts for write-offs and credits issued during the years.