Form 10-Q
period 2011-03-31
GFI Group Inc.
filed 2011-05-10
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of shares of registrant’s common stock outstanding on April 29, 2011 was 123,101,506.

Available Information

Our internet website address is www.gfigroup.com. Through our website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the Securities and Exchange Commission (the “SEC”): our annual reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our quarterly reports on Form 10-Q; our current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’).

In addition, you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington D.C. 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains our reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC at http://www.sec.gov.

Information relating to the corporate governance of the Company is also available on the Investor Relations page of our website, including information concerning our directors, board committees, including committee charters, our corporate governance guidelines, our code of business conduct and ethics for all employees and for senior financial officers and our compliance procedures for accounting and auditing matters. In addition, the Investor Relations page of our website includes certain supplemental financial information that we make available from time to time.

Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$276,809	$313,875
Cash segregated under federal and other regulations	12,065	24,927
Deposits with clearing organizations	40,633	26,845
Commissions receivable, net of allowance for doubtful accounts of $1,576 and $1,591 at March 31, 2011 and December 31, 2010, respectively	133,288	103,010
Receivables from brokers, dealers and clearing organizations	397,095	243,811
Property, equipment and leasehold improvements, net of depreciation and amortization of $136,137 and $130,479 at March 31, 2011 and December 31, 2010, respectively	61,438	60,612
Goodwill	269,842	268,288
Intangible assets, net	64,644	66,816
Other assets	171,559	162,840
TOTAL ASSETS	$1,427,373	$1,271,024

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$88,625	$112,535
Accounts payable and accrued expenses	74,438	64,672
Payables to brokers, dealers and clearing organizations	283,381	172,418
Payables to clearing services customers	122,906	125,968
Short-term borrowings, net	157,611	132,703
Long-term obligations, net	59,773	59,743
Other liabilities	146,503	111,163
Total Liabilities	$933,237	$779,202
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 130,460,516 and 128,703,324 shares issued at March 31, 2011 and December 31, 2010, respectively	1,305	1,287
Additional paid in capital	349,276	350,230
Retained earnings	183,662	183,016
Treasury stock, 7,049,732 and 6,577,833 shares of common stock at cost, at March 31, 2011 and December 31, 2010, respectively	(43,585)	(43,433)
Accumulated other comprehensive loss	997	(389)
Total Stockholders’ Equity	491,655	490,711
Non-controlling interests	2,481	1,111
Total Equity	494,136	491,822
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,427,373	$1,271,024

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues
Agency commissions	$147,483	$143,830
Principal transactions	70,487	60,296
Total brokerage revenues	217,970	204,126
Clearing services revenues	27,670	—
Interest income from clearing services	342	—
Equity in earnings of unconsolidated brokerage businesses	2,374	—
Software, analytics and market data	17,088	14,900
Other (loss) income(1)	(2,546)	1,749
Total revenues	262,898	220,775
Interest and transaction-based expenses
Transaction fees on clearing services	27,069	—
Transaction fees on brokerage services	6,605	7,424
Interest expense from clearing services	326	—
Total interest and transaction-based expenses	34,000	7,424
Revenues, net of interest and transaction-based expenses	228,898	213,351
Expenses
Compensation and employee benefits	159,481	144,663
Communications and market data	15,071	11,886
Travel and promotion	10,203	8,893
Rent and occupancy	5,873	5,431
Depreciation and amortization	9,874	8,184
Professional fees	7,103	6,597
Interest on borrowings	2,936	2,575
Other expenses	8,081	5,008
Total other expenses	218,622	193,237
Income before provision for income taxes	10,276	20,114
Provision for income taxes	2,672	6,738
Net income before attribution to non-controlling shareholders	7,604	13,376
Less: Net income attributable to non-controlling interests	858	—
GFI’s net income	$6,746	$13,376
Earnings per share available to common shareholders
Basic	$0.06	$0.11
Diluted	$0.05	$0.11
Weighted average shares outstanding
Basic	119,524,627	118,606,954
Diluted	128,209,107	122,861,743

Dividends declared per share of common stock	$0.05	$0.05

(1)          As adjusted — see Note 2

See Note 2 for discussion of change in presentation made in 2010

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March, 31
	2011	2010
Net income before attribution to non-controlling shareholders	$7,604	$13,376
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax(1)	1,690	(412)
Unrealized gain (loss) on available-for-sale securities, net of tax(2)	(304)	(341)
Comprehensive income	8,990	12,623
Net income attributable to non-controlling interests	858	—
Other comprehensive (loss) income attributable to non-controlling interests	(281)	—
GFI’s comprehensive income	$8,413	$12,623

(1)          Amounts are net of provision for (benefit from) income taxes of $1,141 and $(296) for the three months ended March 31, 2011 and 2010, respectively.

(2)          Amounts are net of benefit from income taxes of $(117) and $(133) for the three months ended March 31, 2011 and 2010, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling shareholders	$7,604	$13,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,874	8,129
Amortization of loan fees	241	231
Provision for doubtful accounts	8	83
Share-based compensation	7,492	6,784
(Benefit from) provision for deferred taxes	(6,683)	340
Losses (gains) on foreign exchange derivative contracts, net	7,081	(3,079)
Losses (gains) from equity method investments, net	2,391	(103)
Tax (benefit) expense related to share-based compensation	(1,078)	348
Other non-cash charges, net	165	(23)
Decrease (increase) in operating assets:
Cash segregated under federal and other regulations	12,862	—
Deposits with clearing organizations	(13,788)	(1,978)
Commissions receivable	(30,229)	(11,372)
Receivables from brokers, dealers and clearing organizations	(153,284)	(127,189)
Other assets	5,051	(9,035)
(Decrease) increase in operating liabilities:
Accrued compensation	(23,910)	(40,230)
Accounts payable and accrued expenses	9,766	(6,343)
Payables to brokers, dealers and clearing organizations	110,963	116,724
Payables to clearing services customers	(3,047)	—
Other liabilities	25,830	39,412
Cash used in operating activities	(32,691)	(13,925)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions	(139)	—
Issuance of notes receivable	(2,000)	—
Proceeds from notes receivable	—	1,000
Proceeds from other investments	562	—
Purchases of other investments	(4,300)	(8,338)
Purchase of property, equipment and leasehold improvements	(6,195)	(3,859)
Proceeds on foreign exchange derivative contracts	576	4,984
Payments on foreign exchange derivative contracts	(4,902)	(1,248)
Cash used in investing activities	(16,398)	(7,461)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	45,000	—
Repayment of short-term borrowings	(20,000)	—
Purchases of treasury stock	(3,330)	—
Cash dividends paid	(6,100)	(5,928)
Payment of loan fees	(417)	—
Proceeds from exercise of stock options	10	471
Cash paid for taxes on vested restricted stock units	(6,354)	(4,632)
Tax benefit (expense) related to share-based compensation	1,078	(348)
Cash provided by (used in) financing activities	9,887	(10,437)
Effects of exchange rate changes on cash and cash equivalents	2,136	(130)
DECREASE IN CASH AND CASH EQUIVALENTS	(37,066)	(31,953)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	313,875	342,379
CASH AND CASH EQUIVALENTS, END OF PERIOD	$276,809	$310,426
SUPPLEMENTAL DISCLOSURE:
Interest paid	$3,837	$3,556
Income taxes paid, net of refunds	$6,846	$(1,023)

Non-Cash Investing and Financing Activities:

During the three months ended March 31, 2010, the Company recorded $2,286 within Other Assets with respect to 414,938 contingently issuable shares of the Company’s common stock in connection with an equity method investment described in Note 5.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.      ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides brokerage services, clearing services, trading system software and market data and analytical software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited (“Fenics”), Trayport Limited (“Trayport”), and The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). As of March 31, 2011, Jersey Partners, Inc. (“JPI”) owned approximately 40% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

Interest income on short-term investments for the three months ended March 31, 2010 totaling $240 was previously presented in a line item called “Interest income” but has been combined with “Other (loss) income” to conform with the current year’s presentation.

In the fourth quarter of 2010, the Company changed its presentation of certain revenues and expenses in the Condensed Consolidated Statements of Income, and adjusted the prior periods accordingly. In order to enhance transparency in the presentation of the Condensed Consolidated Statements of Income and to provide a clearer picture of the financial performance of the Company’s operations, the Company adjusted its presentation of certain revenues and expenses as follows:

•                  Revenues that were previously presented as “Interest income” have been presented as “Interest income from clearing services” and “Other (loss) income” to present the portion of income that relates to clearing services separate from interest income earned on short-term investments. Interest income earned on short-term investments is included in “Other (loss) income”.

•                  Expenses have been presented in the following two components: (1) Interest and transaction-based expenses and (2) Other expenses, in order to present the subtotal “Revenues, net of interest and transaction-based expenses” on the Condensed Consolidated Statements of Income. “Revenues, net of interest and transaction-based expenses” represent revenues, net of direct, incremental costs incurred to obtain those revenues. Expenses that were previously reported as “Clearing fees” have been presented as “Transaction fees on clearing services” and “Transaction fees on brokerage services” in order to more clearly present the nature of the expense in relation to the Company’s revenues. These accounts are included within “Interest and transaction-based expenses” as they are directly attributable to the Company’s clearing and brokerage revenues.

•                  Expenses that were previously reported as “Interest expenses” have been presented as “Interest expense from clearing services” and “Interest on borrowings”. Interest expenses from clearing services are included within “Interest and transaction-based expenses” as they are directly attributable to the Company’s interest expense earned on customer deposits. Interest on borrowings are included within “Total other expenses” as they relate to the Company’s borrowings, not revenues.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”). The condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Consolidation Policies—The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, the equity interests that are not owned by the Company are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Condensed Consolidated Statements of Income, and the portion of the shareholders’ equity of such subsidiaries is presented as Non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Variable Interest Entities—The Company determines whether the Company holds any interests in entities deemed to be a variable interest entity (“VIE”). A VIE is an entity that either (i) has equity investors that lack certain essential characteristics of a controlling financial interest or (ii) does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of March 31, 2011, the Company holds variable interests in certain VIEs. One of these VIEs is consolidated as it is determined that the Company is the primary beneficiary. The remaining VIEs are not consolidated as it is determined that the Company is not the primary beneficiary. See Note 13 for disclosures on Variable Interest Entities.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Cash segregated under federal and other regulations—The Company holds cash that belongs to customers as support for their trading activities. As a result, certain of the Company’s subsidiaries are required to segregate or set aside such cash to satisfy regulations designed to protect customer assets.

Deposits with Clearing Organizations—Deposits with clearing organizations consist of deposits of cash and cash equivalents or short-term investments, recorded at fair value, at various clearing companies and organizations that perform clearing and custodial functions for the Company.

Goodwill and Intangible Assets— Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. The goodwill associated with each business combination is allocated to the related reporting units, which are determined based on how the Company’s businesses are managed and how they are reviewed by the Company’s chief operating decision maker. Other intangible assets are recorded at their fair value upon completion of a business combination or certain other transactions.

In accordance with Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other (“ASC 350”), goodwill and other indefinite lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. ASC 350 prescribes a two step process for goodwill impairment testing whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit’s book value. If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that reporting unit be written down to the value implied by the reporting unit’s recent valuation and the estimated fair value of the assets and liabilities.

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

The Company’s accounting policy was to conduct the annual goodwill impairment test as of January 1. Effective in the fourth quarter of 2010, the Company elected to change its accounting policy to begin conducting the annual goodwill impairment test on November 1. The change in the goodwill impairment test date is preferable as it provides the Company with additional time to complete the required testing and evaluate the results prior to the year-end closing and reporting activities when resources are more constrained. The change in accounting principle did not accelerate, delay, avoid, or cause a goodwill impairment charge. As it was impracticable to objectively determine projected cash flows and related valuation estimates as of each November 1 for periods prior to November 1, 2010, the Company has prospectively applied the change in the annual goodwill impairment testing date from November 1, 2010.

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition.

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At March 31, 2011 and December 31, 2010, the Company had equity method investments with a carrying value of $28,350 and $30,057, respectively. Investments for which the Company holds less than 20% of the outstanding shares of the investee’s stock or for which the Company does not have the ability to exert significant influence over operating and financial policies are accounted for using the cost method of accounting in accordance with ASC 325-10, Investments — Other (“ASC 325-10”). At March 31, 2011 and December 31, 2010, the Company had cost method investments of $3,751 and $3,116, respectively. The Company monitors its equity and cost method investments for indicators of impairment each reporting period. During the three months ended March 31, 2011, the Company recorded a $1,863 loss related to the accounting impact of an increased ownership stake in an equity method investment previously accounted for under the cost method.

The Company accounts for its marketable equity securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments designated as available-for-sale are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company’s available-for-sale securities was $4,658 and $4,925 as of March 31, 2011and December 31, 2010, respectively.

All of the Company’s investments are included in Other assets in the Condensed Consolidated Statements of Financial Condition.

Fair Value of Financial Instruments— In accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), the Company estimates fair values of financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and, accordingly, changes in assumptions or in market conditions could adversely affect the estimates.  The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by ASC 820-10.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized currently in Other (loss) income.

Derivative Financial Instruments— The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Derivative contracts that are not designated as foreign currency cash flow hedges are recorded at fair value and all realized and unrealized gains and losses are included in Other (loss) income in the Condensed Consolidated Statements of Income.

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

Other (Loss) Income—Included within Other (loss) income on the Company’s Condensed Consolidated Statements of Income are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items and gains and losses on certain investments and interest income earned on short-term investments.

Compensation and Employee Benefits—The Company’s compensation and employee benefits have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of compensation and employee benefits. The Company may pay certain performance bonuses in restricted stock units (“RSUs”). The Company also may grant sign-on and retention bonuses for certain newly-hired or existing employees who agree to long-term employment agreements. These sign-on and retention bonuses are typically amortized

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

using the straight-line method over the term of the respective agreements.

Share-Based Compensation—The Company’s share-based compensation consists of stock options and RSUs. The Company accounts for share-based compensation in accordance with ASC 718 Compensation-Stock Compensation (“ASC 718”). This accounting guidance requires measurement of compensation expense for equity-based awards at fair value and recognition of compensation expense over the service period, net of estimated forfeitures. In all periods presented, the only share-based compensation issued by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company’s common stock, measured as of the closing price on the date of grant.

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

Treasury stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders’ equity. Net gains (losses) resulting from remeasurement of foreign currency transactions and balances for the three months ended March 31, 2011 and 2010 were $2,244 and $(2,294), respectively, and are included in Other (loss) income.

Recent Accounting Pronouncements— In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events, which is now a sub-topic within ASC 855-10 Subsequent Events (“ASC 855-10”). ASC 855-10 provides guidance for accounting for and disclosure of subsequent events that are not addressed in other applicable generally accepted accounting principles. ASC 855-10 was effective for interim and annual reporting periods ending after June 15, 2009, and has been applied prospectively by the Company. In February 2010, the FASB amended ASC 855-10 through the issuance of Accounting Standards Update No. 2010-09 (“ASU 2010-09”), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removed the requirement for an SEC filer to disclose the date of final review for disclosure of subsequent events and was effective upon issuance. See Note 16 for disclosures on Subsequent Events.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”) Software (Topic 985) Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides additional guidance on how to determine which software, if any, relating to the tangible product would be excluded from software revenue recognition. ASU 2009-14 was effective for fiscal years beginning on or after June 15, 2010.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The adoption of ASU 2009-14 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require new disclosures, including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. ASU 2010-06 provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”) Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. ASU 2010-20 requires disclosure of additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This ASU is effective for all public companies for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures relating to loan modifications, which were subsequently extended to interim and annual filings after June 15, 2011. The adoption of ASU 2010-20 did not have a material impact on the Company’s consolidated financial statements.

3.    RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	March 31, 2011	December 31, 2010
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$282,065	$138,534
Balance receivable from clearing organizations and financial institutions	106,642	105,277
Net pending trades	8,388	—
Total	$397,095	$243,811
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$271,083	$156,989
Balance payable to clearing organizations and financial institutions	12,298	797
Net pending trades	—	14,632
Total	$283,381	$172,418

Substantially all fail to deliver and fail to receive balances at March 31, 2011 and December 31, 2010 have subsequently settled at the contracted amounts.

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

Kyte, which is a member of leading exchanges, including NYSE Euronext, NYSE LIFFE and Eurex, provides clearing, brokerage, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. Kyte provides capital to select start-up trading groups, small hedge funds, market-makers and individual traders. As part of the purchase agreement, over the period from initial acquisition to when the Company will acquire the residual 30% equity interest in Kyte, the Company agreed to make up to £20,000 available to Kyte Capital Management Limited for investments in new trading entities subject to certain approvals. The Company acquired Kyte because of its expertise in listed derivative markets, its risk management platforms and its unique clearing, broking and investment services business model. The cash portion of the purchase price of the transaction was financed from the Company’s internal cash resources. The purchase price consisted of the following:

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

The future purchase commitment requires the Company to pay an additional cash payment based on the performance of Kyte during the three year period ending June 30, 2013. The Company elected the fair value option for this purchase commitment as of the date of acquisition and determined the fair value using the income approach. Subsequent changes in the fair value of the future purchase commitment are recorded in Other (loss) income in the Condensed Consolidated Statements of Income. The fair value of the future purchase commitment at the acquisition date was $19,264 which has been recorded as a liability within Other liabilities. In applying the income approach, the Company assumed a 17.7% discount rate and used forecasted financial information for Kyte for the remaining three year period ending June 30, 2013. As of March 31, 2011 and December 31, 2010, the amount accrued in the condensed consolidated financial statements increased to $20,885 and $19,604, respectively, due to an increase in the net present value of the liability due to the passage of time and foreign currency translation, offset by differences between actual results and initial forecasts and changes to the forecasted financial information for Kyte for the remaining period ending June 30, 2013.

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

		Useful Life
Assets:
Cash and cash equivalents	$21,488
Cash segregated under federal and other regulations	8,086
Deposits with clearing organizations	16,734
Commissions receivable	19,035
Receivables from brokers, dealers and clearing organizations	94,849
Intangible assets subject to amortization:
Customer relationships	14,485	6 Years
Trade name	1,020	10 Years
Internally developed software	3,170	3 Years
Non compete agreements	211	5 Years
Goodwill (1)	41,282
Other assets (1)	19,606
Total assets acquired	239,966

Liabilities and non-controlling interests:
Accounts payable and accrued expenses	24,925
Payables to clearing services customers	116,623
Other liabilities (2)	13,758
Non-controlling interests	737
Total liabilities and non-controlling interests assumed	156,043

Net assets acquired	$83,923

(1)          During the fourth quarter of 2010, the Company recorded an adjustment to its purchase price allocation for Kyte in the amount of $4,928 in Other assets for a receivable related to one of Kyte’s investments in a third party. The Company recognized this adjustment based on new information which supported the collectability of the receivable with the third party. The Company adjusted residual goodwill accordingly.

(2)          During the fourth quarter of 2010, the Company reclassified $1,219 from “Intangible assets, net” to “Other liabilities” in the Consolidated Statements of Financial Condition. These amounts related to the fair value of contractual obligations that were deemed unfavorable and therefore recognized and valued as such as of the date of the acquisition as part of the Company’s purchase price allocation.

Total intangible assets acquired in the Kyte transaction that are subject to amortization totaled $18,886 and have a weighted-average useful life of approximately 6 years.

All of the goodwill acquired was assigned to our Clearing and Backed Trading segment. None of the goodwill is expected to be deductible for income tax purposes.

On November 1, 2010, the Company purchased the remaining 67% of the shares of an over-the-counter brokerage business in the U.K. The business has been included in the consolidated financial statements as a wholly-owned subsidiary since the acquisition date. The business primarily engages in executing bond trades on a matched principal basis. The allocation of the purchase price to the net assets as of November 1, 2010 consisted of the following:

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

The cash paid at closing and as additional consideration was financed from the Company’s internal cash resources.

The fair value of the 2,343,758 common shares issued was determined using the closing market price of the Company’s common shares on November 1, 2010 and applying a discount to that price due to certain restrictions on the shares issued over a 2.5 and 5 year period from the date of acquisition. The Company utilized a third party valuation firm to assist management in the determination of an appropriate discount rate based on the results of various quantitative methods under the assumption that there is a discount in the value of a company’s stock that is and is not marketable. These methods are commonly used valuation practices.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

All of the goodwill acquired was assigned to the EMEA Brokerage segment. None of the goodwill is expected to be deductible for income tax purposes.

Goodwill activity for the three months ended March 31, 2011 is as follows:

	December 31, 2010	Goodwill acquired	Foreign currency translation	March 31, 2011
Goodwill
Americas Brokerage	$83,289	$—	$—	$83,289
EMEA Brokerage	13,895	—	344	14,239
Asia Brokerage	—	—	—	—
Clearing and Backed Trading	42,413	—	1,210	43,623
All Other	128,691	—	—	128,691
	$268,288	$—	$1,554	$269,842

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company’s goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. As discussed in Note 2, during the fourth quarter of 2010, the Company changed the testing date for its annual goodwill impairment tests from January 1 to November 1. As a result, the Company performed goodwill impairment tests as of January 1, 2010 and November 1, 2010, and concluded there was no impairment of the carrying value of the goodwill. The Company will continue to evaluate goodwill on an annual basis as of November 1, and whenever events and changes in circumstances indicate that there may be a potential impairment. Subsequent to November 1, 2010, no events or changes in circumstances occurred which would indicate any goodwill impairment.

Intangible assets consisted of the following:

	March 31, 2011			December 31, 2010
		Accumulated			Accumulated
		amortization			amortization
		and foreign	Net		and foreign	Net
		currency	carrying	Gross	currency	carrying
	Gross amount	translation	value	amount	translation	value
Amortized intangible assets:
Customer relationships	$76,951	$19,804	$57,147	$76,951	$18,165	$58,786
Trade names	8,951	5,076	3,875	8,951	4,866	4,085
Core technology	6,400	3,888	2,512	6,400	3,686	2,714
Non compete agreements	3,874	3,149	725	3,874	3,048	826
Favorable lease agreements	620	360	260	620	340	280
Patents	31	16	15	31	16	15
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110
Total	$96,937	$32,293	$64,644	$96,937	$30,121	$66,816

Amortization expense for the three months ended March 31, 2011 and 2010 was $3,032 and $1,397, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

At March 31, 2011, expected amortization expense for the definite lived intangible assets is as follows:

2011 (remaining nine months)	$8,847
2012	10,702
2013	8,776
2014	8,057
2015	7,962
Thereafter	20,190
Total	$64,534

5.    OTHER ASSETS AND OTHER LIABILITIES

On February 28, 2010, the Company purchased a 40% interest in the outstanding membership interests of an independent brokerage firm with a proprietary trading platform. The aggregate purchase price was comprised of $10,000 in cash and 414,938 shares of the Company’s common stock. The target retained $8,000 of the cash portion of the purchase for working capital. This investment is included within Other assets and accounted for under the equity method. Additionally, the Company committed to purchase the remaining membership interests in increments of 20% by the third quarter of 2013, subject to customary closing conditions. The purchase price for the remaining membership interests will be paid in cash and established by a formula based on the target’s future results of operations.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

6.    SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

In January 2008, pursuant to a note purchase agreement with certain institutional investors (the “2008 Note Purchase Agreement”), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the “Senior Notes”) in a private placement. The Senior Notes currently bear interest at 7.17%. From June 2008 until June 2010, the Senior Notes bore interest at 8.17% due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers pursuant to generally applicable insurance regulations for U.S. insurance companies. The Senior Notes ceased to accrue this premium interest in June 2010, when the risk based capital factor attributed to the Senior Notes was subsequently reduced. Interest is payable semi-annually in arrears on the 30th of January and July. The Company’s obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company’s subsidiaries. The 2008 Note Purchase Agreement includes covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At March 31, 2011 and December 31, 2010, the Senior Notes were recorded net of unamortized deferred financing fees of $227 and $257, respectively, and the Company was in compliance with all applicable covenants as of each date.

In December 2010, the Company entered into a second amended and restated credit agreement (as amended and restated, the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement matures on December 20, 2013 and provides for maximum borrowings of up to $200,000, which includes up to $50,000 for letters of credit. Revolving loans may be either base rate loans or Eurocurrency rate loans. Eurocurrency rate loans bear interest at the annualized rate of one-month LIBOR plus the application margin, letter of credit fees per annum are equal to the applicable margin times the outstanding amount drawn under such letter of credit and base rate loans bear interest at a rate per annum equal to a prime rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and Eurocurrency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At March 31, 2011, in relation to Eurocurrency rate loans, the applicable margin was 2.50% and the one-month LIBOR was 0.24%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company’s subsidiaries. The Credit Agreement ranks pari passu with the Senior Notes in relation to the security provided by the Company in support of both obligations.

The Company had outstanding borrowings under its Credit Agreement as of March 31, 2011 and December 31, 2010 as follows:

	March 31, 2011	December 31, 2010
Loans Available (1)	$200,000	$200,000
Loans Outstanding	$160,000	$135,000

(1)          Amounts available include up to $50,000 for letters of credit as of March 31, 2011 and December 31, 2010.

The Company’s commitments for outstanding letters of credit relate to potential collateral requirements associated with its matched principal business. Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

The weighted average interest rate of the outstanding loans was 2.75% and 3.06% at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, short-term borrowings under the Credit Agreement were recorded net of unamortized deferred financing fees of $2,389 and $2,297, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at March 31, 2011 and December 31, 2010.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

7.    STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management provided that such amounts do not exceed, during any calendar year, the number of shares issued upon exercise of stock options plus the number of shares underlying grants of RSUs that are granted during such calendar year, or which management reasonably anticipates will be granted in such calendar year. During the three months ended March 31, 2011, the Company repurchased 650,000 shares of its common stock on the open market at an average price of $5.09 per share for a total cost of $3,330, including sales commissions. During the three months ended March 31, 2010, the Company did not repurchase any of its common stock. The repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

On March 31, 2011 and March 29, 2010, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $6,100 and $5,928, respectively. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

8.    EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011	2010
Basic earnings per share
GFI’s net income	$6,746	$13,376
Weighted average common shares outstanding	119,524,627	118,606,954
Basic earnings per share	$0.06	$0.11
Diluted earnings per share
GFI’s net income	$6,746	$13,376
Weighted average common shares outstanding	119,524,627	118,606,954
Effect of dilutive options, RSUs, restricted stock, and other contingently issuable shares	8,684,480	4,254,790
Weighted average shares outstanding and common stock equivalents	128,209,107	122,861,744
Diluted earnings per share	$0.05	$0.11

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following: 4,083,752 RSUs and 96,424 options for the three months ended March 31, 2011 and 1,944,074 RSUs and 14,836 options for the three months ended March 31, 2010.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of March 31, 2011, there were 3,088,947 shares of common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the three months ended March 31, 2011:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2010	14,545,137	$5.14
Granted	5,892,360	5.02
Vested	(3,131,335)	5.14
Cancelled	(70,051)	6.55
Outstanding March 31, 2011	17,236,111	$5.09

The weighted average grant-date fair value of RSUs granted for the three months ended March 31, 2011 was $5.02 per unit, compared with $5.64 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended March 31,
	2011	2010
Compensation expense	$7,492	$6,766
Income tax benefits	$1,948	$2,267

At March 31, 2011, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $79,361 and is expected to be recognized over a weighted-average period of 2.31 years. The total fair value of RSUs vested during the three months ended March 31, 2011 and 2010 was $16,095 and $12,853, respectively.

As of March 31, 2011, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of stock option transactions during the three months ended March 31, 2011:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2010	606,804	$3.33	96,248	$3.96
Exercised	—	—	(2,104)	4.75
Expired	—	—	(12,736)	4.96
Outstanding March 31, 2011	606,804	$3.33	81,408	$3.78

During the three months ended March 31, 2010, there were 30,420 stock options exercised under the GFI Group 2002 Plan and 159,132 stock options exercised under the GFInet 2000 Plan.

10.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of March 31, 2011, the Company had total purchase commitments for market data of approximately $22,742 with $18,962 due within the next twelve months and $3,780 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $3,494, primarily related to network implementations in the U.S. and U.K., and $1,992 for hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $1,203 and fees for hosting and software license agreements of approximately $1,002 are due within the next twelve months.

In connection with the acquisition of 40% of the outstanding membership interests of an independent brokerage firm, the Company has committed to purchase the remaining membership interests in increments of 20% by the third quarter of 2013, subject to customary closing conditions. The purchase price for the remaining membership interests will be paid in cash and established by a formula based on the target’s future results of operations. See Note 5 to the Condensed Consolidated Financial Statements for further information.

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

The staff (the “Staff”) of the Market Regulation Department of the Financial Industry Regulatory Authority Inc. (“FINRA”) has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them in 2005 and 2006 by certain dealers for brokering transactions in credit default swaps. In October 2010, the Staff commenced a disciplinary proceeding by filing a complaint against GFI Securities LLC and four of its former employees in connection with allegedly improper communications between certain of these former employees and those at other interdealer brokerage firms, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All of the former employees of GFI Securities LLC who were named in the complaint resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. None of the Company’s current employees were named in the complaint. GFI Securities LLC intends to vigorously contest this disciplinary action which could result in a censure, fine or other sanction.

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

11.    MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2010 Form 10-K. There have been no material changes to our off-balance sheet risk during the three months ended March 31, 2011.

12.    FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments— Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following March 31, 2011, substantially all have settled at the contracted amounts.  The Company’s marketable equity securities are recorded at fair value based on their quoted market price. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists.  The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The Company’s debt obligations are carried at historical amounts.  The fair value of the Company’s Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

approximately $65,297 at March 31, 2011. The fair value of the Company’s short term borrowings outstanding under the Credit Agreement approximated the carrying value at March 31, 2011 and December 31, 2010.

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

Valuation Techniques

The Company used the following valuation techniques in valuing the financial instruments at March 31, 2011 and December 31, 2010:

The Company has determined that certain of its investments in marketable securities should be classified as trading securities or available-for-sale securities and reported at fair value at March 31, 2011 and December 31, 2010.  To the extent that the values of the Company’s trading and available-for-sale marketable securities are based on quoted market prices in active markets, these securities were categorized as Level 1.

Fair value of the Company’s over-the-counter foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter parties to these foreign exchange derivative contracts, as well as management’s own calculations and analyses, which are based upon period end forward and spot foreign exchange rates. At March 31, 2011 and December 31, 2010, the Company’s foreign exchange derivative contracts have been categorized as Level 2 of the ASC 820-10 fair value hierarchy.

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

In the three months ended March 31, 2011, the Company did not have any transfers amongst Level 1, Level 2 and Level 3.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Assets and Liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Balance at March 31, 2011
Assets
Deposits with clearing organizations:
U.S. Treasury securities	$500	$—	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$3,816	$160	$—	$(519)	$3,457
Foreign exchange derivative contracts	—	96,218	—	(94,921)	1,297
Total financial instruments owned	$3,816	$96,378	$—	$(95,440)	$4,754
Other assets: Investments:
Equity security, available-for-sale	$4,658	$—	$—	$—	$4,658

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$3,638	$—	$—	$—	$3,638
Corporate bonds	—	132	—	—	132
Foreign exchange derivative contracts	—	102,309	—	(94,921)	7,388
Total financial instruments sold, not yet purchased	$3,638	$102,441	$—	$(94,921)	$11,158
Other liabilities: Future purchase commitment and contingent consideration liabilities	$—	$—	$23,557	$—	$23,557

(1)          Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long and short derivative contracts related to exchange traded futures and options in the amount of $7,161 and $167 which are included within Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Balance at December 31, 2010
Assets
Deposits with clearing organizations:
U.S. Treasury securities	$500	$—	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$549	$161	$—	$—	$710
Foreign exchange derivative contracts	—	76,057	—	(74,934)	1,123
Fixed income derivative contracts	89	—	—	—	89
Equity derivative contracts	3,849	—	—	—	3,849
Total financial instruments owned	$4,487	$76,218	$—	(74,934)	$5,771
Other assets: Investments:
Equity securities, available-for-sale	$4,925	$—	$—	$—	$4,925

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Foreign exchange derivative contracts	$—	$79,368	$—	$(74,908)	$4,460
Fixed income derivative contracts	87	—	—	—	87
Equity derivative contracts	2,286	—	—	—	2,286
Total financial instruments sold, not yet purchased	$2,373	$79,368	$—	(74,908)	$6,833
Other liabilities: Future purchase commitment and contingent consideration liabilities	$—	$—	$22,415	$—	$22,415

(1)          Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long and short derivative contracts related to exchange traded futures and options in the amount of $18 and $206 which are included within Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Assets and Liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Liabilities
Beginning balance	$22,415	$—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Total realized and unrealized (gains) losses
Included in earnings (or change in net assets)	731	—
Included in other comprehensive (income) loss	550	—
Purchases, issuances, sales, and settlements
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	139	—
Ending balance	$23,557	$—

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized (gains) losses relating to liabilities still held at the reporting date	$731	$—

Derivative Financial Instruments—The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts.  As of March 31, 2011 and December 31, 2010, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

For certain derivative contracts, the Company has entered into master netting agreements and collateral arrangements with counterparties.  These agreements provide the Company with the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default. The Company reports these derivative contracts on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Fair values of derivative contracts on a gross basis as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign exchange derivative contracts (1)	$96,218	$102,309	$76,057	$79,368
Commodity derivative contracts (2)	10,405	10,531	3,955	4,143
Fixed income derivative contracts (2)	1,832	1,189	89	87
Equity derivative contracts (2)	30,135	49,270	3,849	2,286

(1)          Included within Other assets and Other liabilities.

(2)          Included within Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations.

As of March 31, 2011, the Company had outstanding forward foreign exchange contracts with a combined notional value of $144,929.  Approximately $56,696 of these forward foreign exchange contracts represent a hedge of euro-denominated balance sheet positions at March 31, 2011.  The remaining contracts are hedges of anticipated future cash flows. As of December 31, 2010, the Company had outstanding forward foreign exchange contracts with a combined notional value of $149,350.  Approximately $53,480 of these forward foreign exchange contracts represent a hedge of euro-denominated balance sheet positions at December 31, 2010.  The remaining contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Long	Short	Long	Short
Foreign exchange spot and options contracts	$7,498,710	$7,498,710	$5,682,858	$5,681,923
Commodity derivative contracts	2,384,184	2,497,138	501,953	803,357
Fixed income derivative contracts	1,481,728	1,538,796	18,346	18,399
Equity derivative contracts	229,300	259,491	40,040	92,840

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010:

	Location of Gain (Loss)	Amount of Gain(Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Foreign exchange derivative contracts	(1)	$(5,858)	$3,181
Commodity derivative contracts	Principal transactions	2,621	1,140
Fixed income derivative contracts	Principal transactions	5,441	—
Equity derivative contracts	Principal transactions	2,666	—

(1)  For the three months ended March 31, 2011, approximately $7,081 of losses on foreign exchange derivative contracts were included within Other (loss) income and approximately $1,223 of gains on foreign currency options were included within Principal transactions.  For the three months ended March 31, 2010, approximately $3,079 of gains on foreign exchange derivative contracts were included within Other (loss) income and approximately $102 of gains on foreign currency options were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

13. VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities

In December 2010, Kyte entered into an investment with a limited liability partnership (“LLP”), which is focused on developing a proprietary trading business.  The LLP is a VIE, and effective January 1, 2011, it was determined that the Company is the primary beneficiary of the LLP because Kyte is the provider of the majority of the LLP’s start-up capital and has the power to direct the activities of the VIE that most significantly impact the economic performance of the entity.

Non-consolidated Variable Interest Entities

The Company holds interests in certain variable interest entities (“VIEs”) which it does not consolidate as it determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and secured loans. The entities include an independent brokerage firm with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities and a commodity pool operator. As of March 31, 2011 and December 31, 2010, assets recognized in the Condensed Consolidated Statements of Financial Condition related to the Company’s interests in these non-consolidated VIEs were $14,477 and $15,247, respectively, and are reflected in Other assets. The Company has not recorded any liabilities with respect to VIEs not consolidated. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2011 and December 31, 2010 was $16,477 and $18,047, respectively. The maximum exposure to loss represents assets recognized by the Company relating to non-consolidated entities and notes receivable on loans made to VIEs in which the Company holds a variable interest.

14.    REGULATORY REQUIREMENTS

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

GFI Brokers Limited, GFI Securities Limited, The Kyte Group Limited and Kyte Broking Limited are subject to the capital requirements of the Financial Services Authority in the United Kingdom (“FSA”). In addition, GFI Securities Limited and The Kyte Group Limited are subject to the FSA consolidated capital requirements.

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”).

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of March 31, 2011:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$9,600	$47,427	$69,883	$11,054	$3,409	$1,842
Minimum regulatory capital required	250	24,024	33,815	7,788	2,708	386
Excess regulatory capital	$9,350	$23,403	$36,068	$3,266	$701	$1,456

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (or approximately $601). GFI Securities Limited’s Japanese branch is also subject to the FIEL’s net capital rule. At March 31, 2011, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $643).  At March 31, 2011, GFI (HK) Brokers Ltd. had stockholders’ equity of 24,958 Hong Kong dollars (or approximately $3,210), which exceeded the minimum requirement by 19,958 Hong Kong dollars (or approximately $2,567).

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,388), measured annually. At December 31, 2010, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 19,137 Singapore dollars (or approximately $15,230).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,560). At March 31, 2011, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 6,123,627 Korean Won (or approximately $5,585).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. In addition to the requirements set forth above, certain of our other subsidiaries are subject to minimum net capital, minimum stockholders’ equity or similar requirements of the jurisdictions in which they operate. The Company was in compliance with all of these requirements at December 31, 2010 and March 31, 2011, with the exception of The Kyte Group Limited’s U.K. consolidated group capital requirement which had fallen below the required minimum amount on these dates. The FSA has been notified of such breach and the Company is in the process of increasing the consolidated capital of The Kyte Group Limited’s U.K. consolidated group to comply with these requirements. The Company does not expect this will have any material impact on its operations.

15.    SEGMENT AND GEOGRAPHIC INFORMATION

As a result of the acquisition of Kyte on July 1, 2010, the Company now operates a new segment which was initially disclosed as “Clearing, Execution and Trading” for the Company’s quarterly report on Form 10-Q for the period ended September 30, 2010. During the fourth quarter of 2010, the Company changed the name of this operating segment to “Clearing and Backed Trading” in order to better describe the material operations of this segment, which is to provide clearing, risk management and settlement services and, in some instances, capital to start-up trading groups, small hedge funds, market-makers and individual traders. Management describes the investments in these trading entities as “Backed Trading.” In this operating segment, the Company also provides certain execution and back-office services. The Company believes the presentation of these operations as a stand-alone segment best reflects the economic realities of these operations, as well as how the Company is managed and the manner in which the Company’s performance is evaluated by the Company’s chief operating decision makers. As of July 1, 2010, in accordance with ASC 280-10, Segment Reporting (“ASC 280-10”), the Company determined that it has four operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage,  (iii) Asia Brokerage, and (iv) Clearing and Backed Trading. The Company’s brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Additionally, in accordance with the criteria set forth in ASC 280-10, the Company presents its operating segments as five reportable segments: the four operating segments described above and “All Other”. The All Other segment captures costs that are not directly assignable to one of the operating segments, primarily consisting of the Company’s corporate business activities and operations from software, analytics and market data.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended March 31, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$77,472	$109,823	$22,576	$40,899	$12,128	$262,898
Revenues, net of interest and transaction-based expenses	73,551	106,954	22,560	13,392	12,441	228,898
Income (loss) before income taxes	20,050	32,894	5,683	1,232	(49,583)	10,276

	Three Months Ended March 31, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$77,836	$107,882	$18,848	$—	$16,209	$220,775
Revenues, net of interest and transaction-based expenses	73,405	104,560	18,825	—	16,561	213,351
Income (loss) before income taxes	18,117	37,051	4,299	—	(39,353)	20,114

In addition, with the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information.  See Note 4 for goodwill by reportable segment.

Geographic information regarding revenues for the three months ended March 31, 2011 and 2010, respectively, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in each geographic area as of March 31, 2011 and December 31, 2010, respectively, are as follows:

	Three Months Ended March 31,
	2011	2010
Revenues:
United States	$76,738	$77,653
United Kingdom	130,049	101,722
Other	56,111	41,400
Total	$262,898	$220,775

	March 31, 2011	December 31, 2010
Long-lived Assets, as defined:
United States	$51,574	$52,649
United Kingdom	14,096	14,132
Other	4,349	4,493
Total	$70,019	$71,274

Revenues are attributed to geographic areas based on the location of the Company’s relevant subsidiary.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

16.    SUBSEQUENT EVENTS

In April 2011, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on May 31, 2011 to shareholders of record on May 17, 2011.

Subsequent events have been evaluated for recording and disclosure in the notes to the Condensed Consolidated Financial Statements through the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of March 31, 2011, the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of the Company as of December 31, 2010, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated March 16, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2010 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Deloitte & Touche LLP

New York, New York
May 10, 2011

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•                  the risks and other factors described under the heading “Risk Factors” and elsewhere in this Form 10-Q and in our 2010 Form 10-K;

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

The foregoing risks and uncertainties, as well as those risks discussed under the headings ‘‘Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, ‘‘Item 3—Quantitative and Qualitative Disclosures About Market Risk’’ and “Part II, Item 1A Risk Factors” and elsewhere in this Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities Exchange Commission (the “SEC”) and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the first quarter of 2011, the markets in which we operate experienced generally higher volatility compared to the same period of 2010 due, in part, to political and economic uncertainties. The increased volatility led to a more favorable trading environment across all our geographic regions, especially in emerging markets.

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

Futures exchanges, in many cases, reported year-over-year growth in the first quarter of 2011. The CME Group, Inc. reported a 19% increase in average daily volumes and IntercontinentalExchange, Inc. (“ICE”) reported a 24% increase in the average daily volume of its futures products and a 19% increase in the average daily commissions from its OTC energy products in the first quarter of 2011 as compared to the first quarter of 2010. However, revenues from ICE’s credit default swap trade execution, processing and clearing businesses were down 9% as compared to the first quarter of 2010.

According to the Bank of International Settlements, the global derivative markets have recently moderated or decreased in size after years of rapid growth (as measured by outstanding notional amount). As of June 30, 2010, the latest period reported, the compound annual rates of decline in OTC and exchange-traded notional amounts outstanding over the two year period ended June 30, 2010 were 6.9% and 4%, respectively, compared to compound annual growth rates of 31.7% and 16.5%, respectively, over the five years ending June 30, 2008. However, the notional amounts outstanding for all exchange-traded derivatives increased 19.3% to $75.5 trillion, as of June 30, 2010, from $63.3 trillion, as of June 30, 2009, while the notional amounts outstanding for all OTC derivatives decreased 2% to $582.7 trillion, as of June 30, 2010, from $594.5 trillion, as of June 30, 2009. The disparity between the recent growth in the amount of outstanding exchange-traded derivatives versus the decline in the amount of OTC derivatives highlights a  recent shift in market preference towards standardized, cleared or shorter-dated products that typically trade on an exchange. We believe the decline in notional amounts outstanding of OTC derivatives can be attributed to the regulatory uncertainty and the industry’s effort to net derivative exposure, especially in credit derivatives, through bilateral and multilateral netting arrangements and the advent of central clearing for certain derivatives.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage and technology development personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the first quarter of 2011. The consolidation and personnel layoffs by dealers, hedge funds and other market participants over the last few years has led to increased competition to provide brokerage services to a smaller number of market participants in the near term.

In addition, we believe the continuing  global regulatory overhaul of many of the markets in which we provide our services has led to uncertainty that continued into the first quarter of 2011 and resulted in lower trading volumes and fewer participants in these markets. Regulators and legislators in the U.S. and abroad have proposed and, in some instances, already adopted, a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities and the required or increased use of electronic trading system technologies.  We believe that the new regulation has not eliminated the uncertainty that has persisted in many OTC derivatives markets since the financial crisis.

We are optimistic that unfolding regulatory reform, including enhanced regulatory transparency, central clearing and efficient execution will benefit and eventually grow the global derivatives markets. We remain confident that our business will qualify in the U.S. as a Swap Execution Facility, and in Europe as an Organized Trading Facility. We believe that several of our hybrid electronic trading platforms built upon their past successes in the first quarter of 2011, becoming more engrained in customer work-flows. We believe this will enable us to more readily adjust to the new financial regulations.

Financial Overview

The following factors had a significant impact on our revenues and employee costs during the three month period ended March 31, 2011:

Our total revenues increased 19.1% to $262.9 million for the three months ended March 31, 2011 from $220.8 million for the three months ended March 31, 2010. The main factors contributing to this increase in our revenues were:

•                  $40.9 million in revenues contributed from Kyte, which was acquired in July of 2010;

•                  Increased volatility in the markets in which we operate;

•                  Improved economic and market conditions in emerging markets;

•                  Increased trading activity in certain financial and commodity product markets in which we have a leading market share;

•                  Higher share and commodity values, on average, as they relate directly to the commissions revenue we receive in certain equity and commodity products, respectively, in Europe;

•                  Increased electronic trading activity on our hybrid electronic trading platforms in all regions, notably in emerging markets, interest rate options and credit indices in the U.S.;

•                  Contributions from new brokerage desks and new brokers hired across all product categories; and

•                  The strong performance of our Trayport subsidiary.

Partially offsetting these factors were several negative factors that affected our brokerage and other revenues, including:

•                  Our reduced corporate fixed income presence in the U.S. compared to the first quarter of 2010 and increased competition in certain cash fixed income markets globally;

•                  Lower equity trading volumes in the U.S; and

•                  Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits expense increased 10.2% to $159.5 million for the three months ended March 31, 2011 from $144.7 million for the three months ended March 31, 2010.

Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Broker performance bonuses increased to $69.4 million for the three months ended March 31, 2011 from $64.4 million for the three months ended March 31, 2010.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”) and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Expense related to bonuses paid to brokerage personnel increased to $7.9 million for the three months ended March 31, 2011 from $7.2 million for the three months ended March 31, 2010.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. Beginning in the fourth quarter ended December 31, 2010, we included the subtotal “Revenues, net of interest and transaction-based expenses,” or net revenues, which is defined as total revenues less certain direct incremental costs associated with those revenues. We believe that net revenues provide a useful insight into our business. This revised format has been applied to all periods presented:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Revenues
Agency commissions	$147,483	$143,830
Principal transactions	70,487	60,296
Total brokerage revenues	217,970	204,126
Clearing services revenues	27,670	—
Interest income from clearing services	342	—
Equity in earnings of unconsolidated brokerage businesses	2,374	—
Software, analytics and market data	17,088	14,900
Other (loss) income	(2,546)	1,749
Total revenues	262,898	220,775
Interest and transaction-based expenses
Transaction fees on clearing services	27,069	—
Transaction fees on brokerage services	6,605	7,424
Interest expense from clearing services	326	—
Total interest and transaction-based expenses	34,000	7,424
Revenues, net of interest and transaction-based expenses	228,898	213,351
Expenses
Compensation and employee benefits	159,481	144,663
Communications and market data	15,071	11,886
Travel and promotion	10,203	8,893
Rent and occupancy	5,873	5,431
Depreciation and amortization	9,874	8,184
Professional fees	7,103	6,597
Interest on borrowings	2,936	2,575
Other expenses	8,081	5,008
Total other expenses	218,622	193,237
Income before provision for income taxes	10,276	20,114
Provision for income taxes	2,672	6,738
Net income before attribution to non-controlling shareholders	7,604	13,376
Less: Net income attributable to non-controlling interests	858	—
GFI’s net income	$6,746	$13,376

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Revenues
Agency commissions	64.4%	67.4%
Principal transactions	30.8	28.3
Total brokerage revenues	95.2	95.7
Clearing services revenues	12.1	—
Interest income from clearing services	0.1	—
Equity in earnings of unconsolidated brokerage businesses	1.0	—
Software, analytics and market data	7.5	7.0
Other (loss) income	(1.1)	0.8
Total revenues	114.8	103.5
Interest and transaction-based expenses
Transaction fees on clearing services	11.8	—
Transaction fees on brokerage services	2.9	3.5
Interest expense from clearing services	0.1	—
Total interest and transaction-based expenses	14.8	3.5
Revenues, net of interest and transaction-based expenses	100.0%	100.0%
Expenses
Compensation and employee benefits	69.7	67.8
Communications and market data	6.6	5.6
Travel and promotion	4.4	4.2
Rent and occupancy	2.6	2.5
Depreciation and amortization	4.3	3.8
Professional fees	3.1	3.1
Interest on borrowings	1.3	1.2
Other expenses	3.5	2.4
Total other expenses	95.5	90.6
Income before provision for income taxes	4.5	9.4
Provision for income taxes	1.2	3.1
Net income before attribution to non-controlling shareholders	3.3	6.3
Less: Net income attributable to non-controlling interests	0.4	—
GFI’s net income	2.9%	6.3%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Income

GFI’s net income for the three months ended March 31, 2011 was $6.7 million as compared to $13.4 million for the three months ended March 31, 2010, a decrease of $6.7 million. Total revenues increased by $42.1 million, or 19.1%, to $262.9 million for the three months ended March 31, 2011, from $220.8 million for the same period in the prior year. The increase in total revenues for the three months ended March 31, 2011 was primarily due to the addition of Kyte and a more favorable trading environment across all our geographic regions and product areas, especially in emerging markets.

Total interest and transaction-based expenses increased by $26.6 million, to $34.0 million for the three months ended March 31, 2011 from $7.4 million for the three months ended March 31, 2010. The increase is primarily related to the clearing services business operated by Kyte.  Kyte incurs exchange, clearing and execution costs in order to provide clearing services to its customers. Total expenses other than interest and transaction-based expenses increased by $25.4 million, or 13.1% to $218.6 million for the three months ended March 31, 2011 from $193.2 million for the three months ended March 31, 2010.  The increase in total other expenses is primarily attributable to increased compensation expense, which resulted from increased broker headcount and higher performance bonuses as a result of higher brokerage revenues, increased headcount  relating to the development and support of our proprietary technology and increased headcount in our back office departments. The increase in total other expenses is also due to an increase in compensation and employee benefits, communications and market data, and depreciation and amortization related to the acquisition of Kyte, for which there is no comparable amount in the comparable period in 2010.

Revenues

The following table sets forth the changes in revenues for the three months ended March 31, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2011	%*	2010	%*	Increase	%**
Revenues
Brokerage revenues:
Fixed income	$71,507	31.2%	$71,484	33.5%	$23	0.0%
Equity	48,157	21.0	47,566	22.3	591	1.2
Financial	48,505	21.2	38,110	17.9	10,395	27.3
Commodity	49,801	21.8	46,966	22.0	2,835	6.0
Total brokerage revenues	217,970	95.2	204,126	95.7	13,844	6.8
Clearing services revenues	27,670	12.1	—	—	27,670	—
Other revenues	17,258	7.5	16,649	7.8	609	3.7
Total revenues	262,898	114.8	220,775	103.5	42,123	19.1
Interest and transaction-based expenses	34,000	14.8	7,424	3.5	26,576	358.0
Revenues, net of interest and transaction-based expenses	$228,898	100.0%	$213,351	100.0%	$15,547	7.3%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended March 31, 2011 as compared to the same period in 2010.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 2.7% for the three months ended March 31, 2011, as compared to the same period from the prior year.

•                  Fixed income product brokerage revenues remained level in 2011 from the prior year first quarter. Revenues from fixed income derivative products increased approximately 3% from the first quarter of 2010, due in part to the strong performance of our CreditMatch® trading platform and the addition of Kyte. The increase in  fixed income derivative product revenues was offset by a decline of 3% in cash fixed income revenues. Our fixed income product brokerage personnel headcount increased by 36 to 340 employees at March 31, 2011 from 304 employees at March 31, 2010.

•                  The increase in equity product brokerage revenues of $0.6 million, or 1.2%, in 2011 as compared with 2010 was primarily attributable to higher revenues in Europe.  The acquisition of Kyte also contributed to higher revenues during the first quarter of 2011, specifically in Asia-Pacific. These increases were offset by lower trading revenues in the U.S. Our equity product brokerage personnel headcount increased by 7 to 253 employees at March 31, 2011 from 246 employees at March 31, 2010.

•                  The increase in financial product brokerage revenues of $10.4 million, or 27.3%, in 2011 was primarily attributable to improved market conditions and trading volumes in emerging markets in the Americas and Asia-Pacific and increased usage of GFI’s ForexMatch® electronic trading platform. Revenues from matching sessions in interest rate options also contributed to the first quarter financial product revenues. Our financial product headcount increased by 59 to 316 employees at March 31, 2011 from 257 employees at March 31, 2010.

•                  The increase in commodity product brokerage revenues of $2.8 million, or 6.0%, in 2011 was primarily attributable to strong performances of our existing power and natural gas businesses in Europe and the Americas, as well as increased market volatility. We also benefited from new desks and broker hires in our energy and commodities product businesses in the U.S. and Europe. Our commodity product brokerage personnel headcount increased by 14 to 298 employees at March 31, 2011 from 284 employees at March 31, 2010.

Clearing Services Revenue

•                  Clearing services revenues were $27.7 million for the first quarter of 2011.  These revenues are entirely related to the operations of Kyte, which we acquired on July 1, 2010. As a result, there is no comparable revenue for clearing services in the first quarter of 2010.  Kyte uses the services of third parties who act as general clearing members to clearing houses in order to clear cash and derivative products for its customers.  Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are fully reimbursed and are therefore included in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended March 31,
	2011	2010
Software, analytics and market data	$17,088	$14,900
Equity in earnings of unconsolidated brokerage businesses	2,374	—
Remeasurement of foreign currency transactions and balances	2,244	(2,294)
Net realized and unrealized (losses) gains from foreign currency hedges	(7,081)	3,079
Interest income on short-term investments	347	240
Interest income from clearing services	342	—
Other	1,944	724
Total other revenues	$17,258	$16,649

Other revenues increased by $0.7 million in the first quarter of 2011 to $17.3 million from $16.6 million in the same period in 2010. This increase was largely related to (i) $2.4 million equity in earnings of unconsolidated brokerage businesses related to investments in certain Kyte brokerage operations acquired on July 1, 2010, for which there is no comparable amount in the prior period, (ii) an increase in our software, analytics and market data revenues of $2.2 million, which was attributable to an increase in software revenues at our Trayport subsidiary, (iii) a net increase of $4.5 million related to the remeasurement of foreign currency transactions and balances and (iv) a net increase of $1.2 million in Other, which was primarily related to certain other Kyte operations for which there is no comparable amount in the prior period. The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions. Offsetting this increase is a net decrease of $10.2 million in net realized and unrealized losses related to hedges of certain non-U.S. dollar assets, as well as hedges of current and anticipated revenues denominated in foreign currencies.

Interest and Transaction-Based Expenses

•                  Beginning with the three and twelve month periods ended December 31, 2010, we reported the subtotal “Revenues, net of interest and transaction-based expenses” which includes certain direct incremental costs associated with brokerage and clearing services revenue. We believe this presentation provides a clearer picture of the financial performance of the business we operate. A subset of these expenses were previously presented within our total expenses category as clearing fees and related to our non-Kyte cash equity and cash fixed income brokerage businesses.

•                  Transaction fees on clearing services were $27.1 million in the three months ended March 31, 2011. These costs are entirely related to the clearing operations of Kyte, which we acquired on July 1, 2010. As a result, there is no comparable expense in the three months ended March 31, 2010.  Kyte uses the services of third parties who act as general clearing members to clearing houses in order to clear cash and derivative products for its customers.  Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are mostly a pass-through cost to our clients and are therefore included in both revenues and expenses.

•                  The decrease in transaction fees on brokerage services of $0.8 million, or 11%, in 2011 as compared to 2010 was primarily due to the decline in the amount of business conducted by our cash equities and cash fixed income brokerage businesses. Transaction fees on brokerage services as a percentage of our total revenues from principal transactions decreased to 9.4% for 2011, from 12.3% in 2010, as our cash equities business decreased relative to our cash fixed income business. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Transaction fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, transaction fees also include fees incurred in certain equity transactions executed on an agency basis.

Expenses

The following table sets forth the changes in expenses for the three months ended March 31, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2011	%*	2010	%*	Increase	%**
Expenses
Compensation and employee benefits	$159,481	69.7%	$144,663	67.8%	$14,818	10.2%
Communications and market data	15,071	6.6	11,886	5.6	3,185	26.8
Travel and promotion	10,203	4.4	8,893	4.2	1,310	14.7
Rent and occupancy	5,873	2.6	5,431	2.5	442	8.1
Depreciation and amortization	9,874	4.3	8,184	3.8	1,690	20.7
Professional fees	7,103	3.1	6,597	3.1	506	7.7
Interest in borrowings	2,936	1.3	2,575	1.2	361	14.0
Other expenses	8,081	3.5	5,008	2.4	3,073	61.4
Total other expenses	$218,622	95.5%	$193,237	90.6%	$25,385	13.1%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010

Compensation and Employee Benefits

•                  The increase in compensation and employee benefits expenses of $14.8 million in the first quarter of 2011 was primarily attributable to higher broker performance bonus due to higher brokerage revenues, as well as to our increased headcount for personnel for trading platform and other technology development and for back office support. The increase is also due, in part, to higher broker salaries, sign-on and retention bonus expenses and higher payroll taxes and benefits related to an increase in broker headcount. Additionally, $6.8 million of the increase related to Kyte for which there is no comparable amount in the prior period.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses increased to 69.7% for the three months ended March 31, 2011 as compared to 67.8% for the same period in the prior year.  The higher compensation rate is primarily due to lower broker productivity combined with our investment in front and back office staff.

•                  Performance bonus expense represented 49.0% and 49.5% of total compensation and employee benefits expense for the three months ended March 31, 2011 and 2010, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus amortization, which includes the amortization of cash sign-on bonuses initially paid in prior periods, represented 6.1% and 5.8% of total compensation and employee benefits expense for the three months ended March 31, 2011 and 2010, respectively.

All Other Expenses

•                  The increase in communications and market data of $3.2 million in the first quarter of 2011 was primarily attributable to $3.0 million of such expenses related to Kyte.

•                  The increase in travel and promotion was primarily attributable to increased broker headcount.  Travel and promotion, as a percentage of revenues, net of interest and transaction—based expenses for the three months ended March 31, 2011, increased to 4.4% from 4.2% for the same period from the prior year.

•                  The increase in depreciation and amortization of $1.7 million was primarily due to our acquisitions in 2010.

•                  Other expenses increased $3.1 million in the three months ended March 31, 2011 from the same period in the prior year primarily due to a $1.9 million loss related to the accounting impact of an increased ownership stake in an investment previously accounted for under the cost method, as well as higher net losses from other equity method investments.

•                  Our effective tax rate was 26.0% for the three months ended March 31, 2011 as compared to 33.5% for the same period in the prior year. The reduction in the effective tax rate was primarily due to a shift in the geographic mix of our earnings in favor of jurisdictions with lower tax rates.

Results of Segment Operations

As a result of our acquisition of Kyte on July 1, 2010, we operate a segment which was initially disclosed as “Clearing, Execution and Trading” for our quarterly report on Form 10-Q for the period ended September 30, 2010. During the fourth quarter of 2010, we changed the name of this operating segment to “Clearing and Backed Trading” in order to better describe the material operations of this segment, which is to provide clearing, risk management and settlement services, and, in some instances, capital to start-up trading groups, small hedge funds, market-makers and individual traders. We describe the investments in these trading entities as “Backed Trading.” In this operating segment, the Company also provides certain execution and back-office services. We believe the presentation of these operations as a stand-alone segment best reflects the economic realities of those operations, as well as how our company is managed and the manner in which performance is evaluated. As of July 1, 2010, we have four operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage, and (iv) Clearing and Backed Trading. Additionally, we present our operating segments as five reportable segments, which includes the four operating segments plus All Other. The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of our corporate business activities and operations from software, analytics and market data.

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended March 31, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$77,472	$109,823	$22,576	$40,899	$12,128	$262,898
Revenues, net of interest and transaction-based expenses	73,551	106,954	22,560	13,392	12,441	228,898
Other expenses	53,501	74,060	16,877	12,160	62,024	218,622
Income (loss) before income taxes	20,050	32,894	5,683	1,232	(49,583)	10,276

	Three Months Ended March 31, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$77,836	$107,882	$18,848	$—	$16,209	$220,775
Revenues, net of interest and transaction-based expenses	73,405	104,560	18,825	—	16,561	213,351
Other expenses	55,288	67,509	14,526	—	55,914	193,237
Income (loss) before income taxes	18,117	37,051	4,299	—	(39,353)	20,114

Segment Results for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Total Revenues

•                  Total revenues for Americas Brokerage decreased $0.3 million, or 0.4%, to $77.5 million for the three months ended March 31, 2011 from $77.8 million for the three months ended March 31, 2010. Total revenues for EMEA Brokerage increased $1.9 million, or 1.8%, to $109.8 million for the three months ended March 31, 2011 from $107.9 million for the three months ended March 31, 2010. Total revenues for Asia Brokerage increased $3.7 million, or 19.6%, to $22.6 million for the three months ended March 31, 2011 from $18.9 million for the three months ended March 31, 2010.  Total revenues for our three brokerage segments increased by $5.3 million, or 2.6%, to $209.9 million for the three months ended March 31, 2011 from $204.6 million for the three months ended March 31, 2010. The increase in total revenues for our brokerage segments was primarily due to increases in brokerage revenue in our financial and commodity product areas resulting from the factors described above under “Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010”.

•                  Total revenues for Clearing and Backed Trading increased $40.9 million due to clearing services revenues of $27.7 million, $8.5 million in brokerage revenues, $2.4 million in equity in earnings of unconsolidated brokerage businesses, $0.3 million in interest income and $2.0 million in other (loss) income. All of these revenues were generated by Kyte following the acquisition on July 1, 2010.

•                  Total revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other decreased by $4.1 million, or 25.3%, to $12.1 million for the three months ended March 31, 2011 from $16.2 million for the three months ended March 31, 2010.  This decrease was primarily related to a $10.2 million decrease in net realized and unrealized losses on foreign currency hedges, offset by a $2.2 million increase in software, analytics and market data revenues and a $4.5 million net increase in the remeasurement of underlying foreign currency balances and transactions.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased by $1.0 million, or 12.8%, to $6.8 million for the three months ended March 31, 2011 from $7.8 million for the three months ended March 31, 2010. The decrease was related to the decrease in transaction fees paid for brokerage services by our Americas and EMEA brokerage segments, which decreased by $0.5 million, or 11.5%, and $0.5 million, or 16.1%, respectively. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $27.5 million for the three months ended March 31, 2011 from zero for the same period in the prior year. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010 and are primarily due to transaction fees on clearing services of $27.1 million.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $1.8 million, or 3.2%, to $53.5 million for the three months ended March 31, 2011 from $55.3 million for the three months ended March 31, 2010.  Other expenses for EMEA Brokerage increased $6.5 million, or 9.6%, to $74.0 million for the three months ended March 31, 2011 from $67.5 million for the three months ended March 31, 2010.  Other expenses for Asia Brokerage increased $2.4 million, or 16.6%, to $16.9 million for the three months ended March 31, 2011 from $14.5 million for the three months ended March 31, 2010. Total Other expenses for our three brokerage segments increased by $7.1 million, or 5.2%, to $144.4 million for the three months ended March 31, 2011 from $137.3 million for the three months ended March 31, 2010. The increase was due to an increase in compensation and employee benefits, communications and market data and travel and promotion expenses, as well as the other factors described above under “Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010”.

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

•                  Other expenses for Clearing and Backed Trading increased $12.2 million due to compensation and benefits expense of $6.8 million, communications and quotes expense of $3.0 million and all other expenses of $2.4 million.  All of these expenses were incurred by Kyte following the acquisition on July 1, 2010.

•                  Other expenses for All Other increased by $6.1 million, or 10.9%, to $62.0 million for the three months ended March 31, 2011 from $55.9 million for the three months ended March 31, 2010.  The increase was primarily due to an increase in compensation and employee benefits and other expenses.

Quarterly Results of Operations (Unaudited)

The following table sets forth, by quarter, our unaudited statement of operations data for the period from April 1, 2009 to March 31, 2011. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business. In the fourth quarter of 2010, we changed our presentation of certain revenues and expenses in the Statements of Income, including the adjustment of prior periods. See Note 2 to our Condensed Consolidated Financial Statements in Part I —Item 1 for further discussion.

	Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(dollars in thousands)
Revenues
Agency commissions	$147,483	$127,774	$125,011	$137,624	$143,830	$115,043	$119,396	$121,488
Principal transactions	70,487	49,064	49,677	56,526	60,296	53,608	64,989	79,566
Total brokerage revenues	217,970	176,838	174,688	194,150	204,126	168,651	184,385	201,054
Clearing services revenues	27,670	20,325	21,553	—	—	—	—	—
Interest income from clearing services	342	439	232	—	—	—	—	—
Equity in earnings of unconsolidated brokerage businesses	2,374	1,853	1,632	—	—	—	—	—
Software, analytics and market data	17,088	16,313	14,905	14,519	14,900	14,649	13,627	13,019
Other (loss) income (1)(2)	(2,546)	6,235	(3,263)	919	1,749	2,260	(5,766)	10,593
Total revenues	262,898	222,003	209,747	209,588	220,775	185,560	192,246	224,666
Interest and transaction-based expenses
Transaction fees on clearing services	27,069	19,189	20,729	—	—	—	—	—
Transaction fees on brokerage services	6,605	6,348	5,887	7,554	7,424	6,988	7,153	8,106
Interest expense from clearing services	326	289	138	—	—	—	—	—
Total interest and transaction-based expenses	34,000	25,826	26,754	7,554	7,424	6,988	7,153	8,106
Revenues, net of interest and transaction-based expenses	228,898	196,177	182,993	202,034	213,351	178,572	185,093	216,560
Expenses
Compensation and employee benefits	159,481	139,131	133,345	141,109	144,663	156,053	135,139	146,575
Communications and market data	15,071	13,210	13,788	10,695	11,886	11,864	11,661	11,240
Travel and promotion	10,203	10,618	8,665	9,341	8,893	9,509	8,280	8,550
Rent and occupancy(3)	5,873	5,860	5,867	5,255	5,431	5,343	5,470	4,778
Depreciation and amortization	9,874	9,552	8,851	7,844	8,184	7,959	7,680	8,015
Professional fees	7,103	6,050	7,055	6,247	6,597	4,674	4,508	4,129
Interest on borrowings	2,936	2,692	3,066	2,730	2,575	2,645	2,769	2,657
Other expenses(1)(3)	8,081	8,369	5,741	4,434	5,008	6,046	5,170	4,366
Total other expenses	218,622	195,482	186,378	187,655	193,237	204,093	180,677	190,310
Income (loss) before provision for (benefit from) income taxes	10,276	695	(3,385)	14,379	20,114	(25,521)	4,416	26,250
Provision for (benefit from) income taxes	2,672	(3,759)	(1,050)	3,955	6,738	(11,070)	1,633	9,894
Net income (loss) before attribution to non-controlling shareholders	7,604	4,454	(2,335)	10,424	13,376	(14,451)	2,783	16,356
Less: Net income (loss) attributable to non-controlling interests	858	153	151	—	—	—	—	—
GFI’s net income (loss)	$6,746	$4,301	$(2,486)	$10,424	$13,376	$(14,451)	$2,783	$16,356

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Revenues
Agency commissions	64.4%	65.1%	68.3%	68.1%	67.4%	64.4%	64.5%	56.1%
Principal transactions	30.8	25.0	27.2	28.0	28.3	30.0	35.1	36.7
Total brokerage revenues	95.2	90.1	95.5	96.1	95.7	94.4	99.6	92.8
Clearing services revenues	12.1	10.4	11.8	—	—	—	—	—
Interest income from clearing services	0.1	0.2	0.1	—	—	—	—	—
Equity in earnings of unconsolidated brokerage businesses	1.0	0.9	0.9	—	—	—	—	—
Software, analytics and market data	7.5	8.3	8.1	7.2	7.0	8.2	7.4	6.0
Other (loss) income (1)	(1.1)	3.2	(1.8)	0.4	0.8	1.3	(3.1)	4.9
Total revenues	114.8	113.1	114.6	103.7	103.5	103.9	103.9	103.7
Interest and transaction-based expenses
Transaction fees on clearing services	11.8	9.8	11.3	—	—	—	—	—
Transaction fees on brokerage services	2.9	3.2	3.2	3.7	3.5	3.9	3.9	3.7
Interest expense from clearing services	0.1	0.1	0.1	—	—	—	—	—
Total interest and transaction-based expenses	14.8	13.1	14.6	3.7	3.5	3.9	3.9	3.7
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	69.7	70.9	72.9	69.8	67.8	87.4	73.0	67.7
Communications and market data	6.6	6.7	7.5	5.3	5.6	6.6	6.3	5.2
Travel and promotion	4.4	5.4	4.7	4.6	4.2	5.3	4.5	4.0
Rent and occupancy(2)	2.6	3.0	3.2	2.6	2.5	3.0	3.0	2.2
Depreciation and amortization	4.3	4.8	4.8	3.9	3.8	4.5	4.1	3.7
Professional fees	3.1	3.1	3.9	3.1	3.1	2.6	2.4	1.9
Interest on borrowings	1.3	1.4	1.7	1.4	1.2	1.5	1.5	1.2
Other expenses(1)(2)	3.5	4.3	3.1	2.2	2.4	3.4	2.8	2.0
Total other expenses	95.5%	99.6%	101.8%	92.9%	90.6%	114.3%	97.6%	87.9%
Income (loss) before provision for (benefit from) income taxes	4.5	0.4	(1.8)	7.1	9.4	(14.3)	2.4	12.1
Provision from (benefit for) income taxes	1.2	(1.9)	(0.5)	1.9	3.1	(6.2)	0.9	4.6
Net income (loss) before attribution to non-controlling shareholders	3.3	2.3	(1.3)	5.2	6.3	(8.1)	1.5	7.5
Less: Net income (loss) attributable to non-controlling interests	0.4	0.1	0.1	—	—	—	—	—
GFI’s net income (loss)	2.9%	2.2%	(1.4)%	5.2%	6.3%	(8.1)%	1.5%	7.5%

(1)          Certain software development contract revenues were previously presented in a line item called “Contract revenue” and have been combined into “Other (loss) income” to conform with the presentation for the three and twelve month periods ended December 31, 2009. Certain expenses related to these software development contracts were presented as “Contract costs” in the consolidated statements of income and have been combined into “Other expenses” to conform with the presentation for the three and twelve month periods ended December 31, 2009. The amounts that were combined for the respective revenue and costs for each period presented above were as follows:

	September 30, 2009	June 30, 2009
	(dollars in thousands)

Contract revenue	$—	$97
Contract costs	$—	$2

(2)          Interest income on short-term investments was previously presented in a line item called “Interest income” and has been combined into “Other (loss) income” to conform with the presentation for the three month period ended December 31, 2010. The amounts that were combined for interest income for each period presented above were as follows:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(dollars in thousands)
Interest income	$682	$77	$240	$148	$172	$226

(3)          Certain amounts totaling $538 and $519 related to insurance expense were previously presented in the “Rent and occupancy” line item in the consolidated statements of income for the three month periods ended September 30, and June 30, 2009, respectively, but should have been presented in “Other expenses” in the consolidated statements of income for those periods. These amounts have been properly reclassified to “Other expenses” for those periods.

Liquidity and Capital Resources

Net cash used in operating activities was $32.7 million for the three months ended March 31, 2011 compared with $13.9 million for the three months ended March 31, 2010, an increase of $18.8 million. This increase in cash used in operating activities was due in part to a $5.8 million decrease in GFI’s net income, from $13.4 million for the three months ended March 31, 2010 to $7.6 million for the three months ended March 31, 2011. The increase in cash used in the business is also partly attributable to a $19.8 million increase in working capital employed in the business for the three months ended March 31, 2011 relative to the same period in 2010. The increase in working capital employed in the business was primarily due to a $31.9 million increase related to changes in net receivables from brokers, dealers and clearing organizations, an $18.9 million increase related to commissions receivable, offset by a $32.4 million reduction in working capital due to a changes in accrued compensation and accounts payable.

Offsetting the additional working capital employed in the business and decrease in net income was an increase of $6.8 million in items which reconcile net income to net cash used in operating activities such as depreciation and amortization, share-based compensation expense, and unrealized foreign currency gains and losses as compared to the three months ended March 31, 2010.

Net cash used in investing activities for the three months ended March 31, 2011 was $16.4 million compared to $7.5 million used in the three months ended March 31, 2010. The increase in cash used for investing activities was related to an increase of $8.1 million in net payments due to the settlement of foreign exchange derivative hedge contracts, the issuance of notes receivable of $2.0 million and an increase in purchases of property, equipment and leasehold improvements of $2.3 million. These increases were slightly offset by a decrease of $4.0 million in purchases of certain cost and equity method investments.

Net cash provided by financing activities for the three months ended March 31, 2011 was $9.9 million, as compared to $10.4 million in cash used in financing activities for the three months ended March 31, 2010. This increase was primarily related to net borrowings of $25.0 million under our second amended and restated credit agreement (as amended and restated, the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. This was slightly offset by $3.3 million in purchases of treasury stock and net increases of $1.7 million in cash paid for taxes on the vesting of RSUs. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

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

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$113,094	$14,398	$23,734	$15,530	$59,432
Short-term borrowings (1)	160,000	160,000	—	—	—
Interest on Long-term obligations	8,604	4,302	4,302	—	—
Long-term obligations	60,000	—	60,000	—	—
Purchase obligations(2)	28,228	21,166	6,051	1,011	—
Total	$369,926	$199,866	$94,087	$16,541	$59,432

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

We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $9.1 million, including interest of $0.4 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2011.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our Condensed Consolidated Financial Statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2010 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”) Software (Topic 985) Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides additional guidance on how to determine which software, if any, relating to the tangible product would be excluded from software revenue recognition. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”) Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require new disclosures, including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. ASU 2010-06 provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”) Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. ASU 2010-20 requires disclosure of additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This ASU is effective for all public companies for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures relating to loan modifications, which were subsequently extended to interim and annual filings after June 15, 2011. The adoption of ASU 2010-20 did not have a material impact on our consolidated financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2010 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2011.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the three months ended March 31, 2011.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $7.4 million as of March 31, 2011.

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

The staff (the “Staff”) of the Market Regulation Department of the Financial Industry Regulatory Authority Inc. (“FINRA”) has been conducting an inquiry into the activities of interdealer brokerage firms in connection with the determination of the commission rates paid to them in 2005 and 2006 by certain dealers for brokering transactions in credit default swaps. In October 2010, the Staff commenced a disciplinary proceeding by filing a complaint against GFI Securities LLC and four of its former employees in connection with allegedly improper communications between certain of these former employees and those at other interdealer brokerage firms, purportedly inconsistent with just and equitable principles of trade and certain antifraud and supervisory requirements under FINRA rules and the federal securities laws. All of the former employees of GFI Securities LLC who were named in the complaint resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. None of the Company’s current employees were named in the complaint. GFI Securities LLC intends to vigorously contest this disciplinary action which could result in a censure, fine or other sanction.

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

ITEM 1A.           RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2010 Form 10-K. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2010 Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2010, the Company purchased 40% of an independent brokerage firm with a proprietary trading platform. 414,938 contingently issuable shares of the Company’s common stock, par value $0.01 were included as part of the purchase price. On February 28, 2011, we issued 138,313 of these shares.

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended March 31, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January
Stock Repurchase Program (a)	325,000	$4.81	325,000	7,905,721
Employee Transactions (b)	130,169	$5.12	N/A	N/A

February
Stock Repurchase Program (a)	325,000	$5.38	325,000	7,580,721
Employee Transactions (b)	82,450	$5.00	N/A	N/A

March
Stock Repurchase Program (a)	—	$—	—	7,580,721
Employee Transactions (b)	1,051,546	$5.02	N/A	N/A

Total
Stock Repurchase Program (a)	650,000	$5.09	650,000	7,580,721
Employee Transactions (b)	1,264,165	$5.03	N/A	N/A

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

(c)  Amounts disclosed in this column include the number of RSUs management reasonably anticipates will be granted in the current calendar year less the number of shares repurchased by the Company on the open market for the current calendar year through March 31, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2011.

GFI GROUP INC.

By:		/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer
(principal financial and accounting officer)