Form 10-Q
period 2011-06-30
GFI Group Inc.
filed 2011-08-09
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of shares of registrant’s common stock outstanding on July 29, 2011 was 121,288,584.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$257,992	$313,875
Cash segregated under federal and other regulations	8,881	24,927
Deposits with clearing organizations	42,836	26,845
Commissions receivable, net of allowance for doubtful accounts of $1,615 and $1,591 at June 30, 2011 and December 31, 2010, respectively	125,067	103,010
Receivables from brokers, dealers and clearing organizations	640,432	243,811
Property, equipment and leasehold improvements, net of depreciation and amortization of $141,539 and $130,479 at June 30, 2011 and December 31, 2010, respectively	62,217	60,612
Goodwill	268,235	268,288
Intangible assets, net	61,820	66,816
Other assets	195,026	162,840
TOTAL ASSETS	$1,662,506	$1,271,024

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$118,262	$112,535
Accounts payable and accrued expenses	69,715	64,672
Payables to brokers, dealers and clearing organizations	509,911	172,418
Payables to clearing services customers	141,507	125,968
Short-term borrowings, net	132,828	132,703
Long-term obligations, net	59,804	59,743
Other liabilities	138,974	111,163
Total Liabilities	$1,171,001	$779,202
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at June 30, 2011 and December 31, 2010 .	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 130,776,454 and 128,703,324 shares issued at June 30, 2011 and December 31, 2010, respectively	1,308	1,287
Additional paid in capital	355,212	350,230
Retained earnings	183,608	183,016
Treasury stock, 8,815,704 and 6,577,833 shares of common stock at cost, at June 30, 2011 and December 31, 2010, respectively	(51,439)	(43,433)
Accumulated other comprehensive income (loss)	1,236	(389)
Total Stockholders’ Equity	489,925	490,711
Non-controlling interests	1,580	1,111
Total Equity	491,505	491,822
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,662,506	$1,271,024

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Agency commissions	$136,513	$137,624	$283,996	$281,454
Principal transactions	54,475	56,526	124,962	116,822
Total brokerage revenues	190,988	194,150	408,958	398,276
Clearing services revenues	27,680	—	55,350	—
Interest income from clearing services	670	—	1,012	—
Equity in net earnings (losses) of unconsolidated businesses(1)	4,757	(92)	5,683	11
Software, analytics and market data	18,403	14,519	35,491	29,419
Other income (loss)(1)	1,233	919	(1,313)	2,668
Total revenues	243,731	209,496	505,181	430,374
Interest and transaction-based expenses		—		—
Transaction fees on clearing services	26,752	—	53,821	—
Transaction fees on brokerage services	6,079	7,554	12,684	14,978
Interest expense from clearing services	617	—	943	—
Total interest and transaction-based expenses	33,448	7,554	67,448	14,978
Revenues, net of interest and transaction-based expenses	210,283	201,942	437,733	415,396
Expenses
Compensation and employee benefits	146,839	141,109	306,320	285,772
Communications and market data	15,106	10,695	30,177	22,581
Travel and promotion	10,198	9,341	20,401	18,234
Rent and occupancy	5,988	5,255	11,861	10,686
Depreciation and amortization	9,801	7,844	19,675	16,028
Professional fees	5,672	6,247	12,775	12,844
Interest on borrowings	3,276	2,730	6,212	5,305
Other expenses(1)	5,573	4,342	12,206	9,453
Total other expenses	202,453	187,563	419,627	380,903
Income before provision for income taxes	7,830	14,379	18,106	34,493
Provision for income taxes	2,036	3,955	4,708	10,693
Net income before attribution to non-controlling shareholders	5,794	10,424	13,398	23,800
Less: Net (loss) income attributable to non-controlling interests	(357)	—	501	—
GFI’s net income	$6,151	$10,424	$12,897	$23,800

Earnings per share available to common shareholders
Basic	$0.05	$0.09	$0.11	$0.20
Diluted	$0.05	$0.08	$0.10	$0.19
Weighted average shares outstanding
Basic	120,341,423	119,593,107	119,935,282	119,102,754
Diluted	127,559,237	123,750,775	127,882,378	123,308,715
Dividends declared per share of common stock	$0.05	$0.05	$0.10	$0.10

(1)          As adjusted — see Note 2

See Note 2 for discussion of change in presentation made in 2010

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income before attribution to non-controlling shareholders	$5,794	$10,424	$13,398	$23,800
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax(1)	189	(409)	1,879	(821)

Unrealized gain (loss) on available-for-sale securities, net of tax(2)	49	61	(255)	(280)

Comprehensive income	6,032	10,076	15,022	22,699
Net (loss) income attributable to non-controlling interests	(357)	—	501	—
Other comprehensive (loss) income attributable to non-controlling interests	152	—	(129)	—
GFI’s comprehensive income	$6,237	$10,076	$14,650	$22,699

(1)          Amounts are net of provision for (benefit from) income taxes of $138 and $(291) for the three months ended June 30, 2011 and 2010, respectively. Amounts are net of provision for (benefit from) income taxes of $1,279 and $(587) for the six months ended June 30, 2011 and 2010, respectively.

(2)          Amounts are net of provision for income taxes of $19 and $24 for the three months ended June 30, 2011 and 2010, respectively. Amounts are net of benefit from income taxes of $98 and $109 for the six months ended June 30, 2011 and 2010, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling shareholders	$13,398	$23,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,675	16,028
Amortization of loan fees	489	466
Provision for doubtful accounts	60	(117)
Share-based compensation	15,408	13,295
(Benefit from) provision for deferred taxes	(10,161)	8,128
Losses (gains) on foreign exchange derivative contracts, net	10,359	(10,823)
Gains from equity method investments, net	(1,202)	(8)
Tax (benefit) expense related to share-based compensation	(619)	930
Other non-cash charges, net	498	17
Decrease (increase) in operating assets:
Cash segregated under federal and other regulations	16,046	—
Deposits with clearing organizations	(15,991)	(6,249)
Commissions receivable	(22,059)	(6,837)
Receivables from brokers, dealers and clearing organizations	(396,621)	(206,249)
Other assets	(12,527)	(13,633)
(Decrease) increase in operating liabilities:
Accrued compensation	5,727	(1,785)
Accounts payable and accrued expenses	5,043	(9,951)
Payables to brokers, dealers and clearing organizations	337,493	206,347
Payables to clearing services customers	15,554	—
Other liabilities	17,032	3,863
Cash (used in) provided by operating activities	(2,398)	17,222
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired, and purchases of intangible and other assets	(1,803)	—
Issuance of notes receivable	(2,778)	(800)
Proceeds from notes receivable	—	1,000
Proceeds from other investments	2,567	789
Purchases of other investments	(4,299)	(8,554)
Purchase of property, equipment and leasehold improvements	(12,327)	(8,781)
Proceeds on foreign exchange derivative contracts	1,129	9,862
Payments on foreign exchange derivative contracts	(7,854)	(1,311)
Cash used in investing activities	(25,365)	(7,795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	55,000	—
Repayment of short-term borrowings	(55,000)	(10,000)
Purchases of treasury stock	(11,653)	(5,980)
Cash dividends paid	(12,305)	(11,884)
Payment of loan fees	(491)	(306)
Proceeds from exercise of stock options	23	501
Cash paid for taxes on vested restricted stock units	(7,441)	(5,042)
Tax benefit (expense) related to share-based compensation	619	(930)
Cash used in financing activities	(31,248)	(33,641)
Effects of exchange rate changes on cash and cash equivalents	3,128	(85)
DECREASE IN CASH AND CASH EQUIVALENTS	(55,883)	(24,299)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	313,875	342,379
CASH AND CASH EQUIVALENTS, END OF PERIOD	$257,992	$318,080

SUPPLEMENTAL DISCLOSURE:
Interest paid	$6,234	$4,851
Income taxes paid, net of refunds	$5,793	$5,164

Non-Cash Investing and Financing Activities:

During the six months ended June 30, 2010, the Company recorded (i) $5,080 within Other Assets, which included the issuance of 681,433 shares of the Company’s common stock and $1,000 within Other liabilities in connection with the business combination described in Note 4 and (ii) $2,286 within Other assets with respect to the issuance of 414,938 shares of the Company’s common stock in connection with an equity method investment described in Note 5.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.      ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides brokerage services, clearing services, trading system software and market data and analytical software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited (“Fenics”), Trayport Limited (“Trayport”), and The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). As of June 30, 2011, Jersey Partners, Inc. (“JPI”) owned approximately 41% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

When the Company acquired Kyte on July 1, 2010, it determined that a certain investment in an unconsolidated affiliate should be accounted for under the cost method. During the second quarter of 2011, the Company concluded that this investment should have been accounted for under the equity method since the acquisition date. During the three and six months ending June 30, 2011, the Company recorded $1,490 of pre-tax income, representing the Company’s cumulative share of equity in earnings of the investment from the third quarter of 2010 through the first quarter of 2011. Additionally, during the second quarter of 2011, the Company recorded an adjustment of $2,925 to its purchase price allocation for Kyte related to all pre-acquisition earnings in this investee not previously recognized by Kyte. The Company adjusted residual goodwill accordingly. See Note 4 for discussion of the adjustment to goodwill.

During the second quarter of 2011, the Company changed the name of its income statement line item “Equity in earnings (losses) of unconsolidated brokerage businesses” to “Equity in net earnings (losses) of unconsolidated businesses” in order to better describe the results included in this line item to financial statement users. In addition, certain amounts related to equity in net earnings (losses) of unconsolidated businesses totaling $(1,448) for the six months ended June 30, 2011 and $(92) and $11 for the three and six months ended June 30, 2010, respectively, were previously presented in the “Other expenses” line item in the Condensed Consolidated Statements of Income. In order to enhance transparency in the presentation of the Consolidated Statements of Income and to provide a clearer picture of the financial performance of the Company’s equity method investees, these amounts have been reclassified to the “Equity in net earnings (losses) of unconsolidated businesses” line item.

Interest income on short-term investments for the three and six months ended June 30, 2010 totaling $77 and $317 was previously presented in a line item called “Interest income” but has been combined with “Other income (loss)” to conform with the current year’s presentation.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In the fourth quarter of 2010, the Company changed its presentation of certain revenues and expenses in the Condensed Consolidated Statements of Income, and adjusted the prior periods accordingly. In order to enhance transparency in the presentation of the Condensed Consolidated Statements of Income and to provide a clearer picture of the financial performance of the Company’s operations, the Company adjusted its presentation of certain revenues and expenses as follows:

•                  Revenues that were previously presented as “Interest income” have been presented as “Interest income from clearing services” and “Other income (loss)” to present the portion of income that relates to clearing services separate from interest income earned on short-term investments. Interest income earned on short-term investments is included in “Other income (loss).”

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

•                  Expenses that were previously reported as “Interest expenses” have been presented as “Interest expense from clearing services” and “Interest on borrowings.” Interest expenses from clearing services are included within “Interest and transaction-based expenses” as they are directly attributable to the Company’s interest expense earned on customer deposits. Interest on borrowings are included within “Total other expenses” as they relate to the Company’s borrowings, not revenues.

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

Variable Interest Entities—The Company determines whether the Company holds any interests in entities deemed to be a variable interest entity (“VIE”). A VIE is an entity that either (i) has equity investors that lack certain essential characteristics of a controlling financial interest or (ii) does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of June 30, 2011, the Company holds variable interests in certain VIEs. One of these VIEs is consolidated as it is determined that the Company is the primary beneficiary. The remaining VIEs are not consolidated as it is determined that the Company is not the primary beneficiary. See Note 13 for disclosures on Variable Interest Entities.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At June 30, 2011 and December 31, 2010, the Company had equity method investments with a carrying value of $38,113 and $30,057, respectively. Investments for which the Company holds less than 20% of the outstanding shares of the investee’s stock or for which the Company does not have the ability to exert significant influence over operating and financial policies are accounted for using the cost method of accounting in accordance with ASC 325-10, Investments — Other (“ASC 325-10”). At June 30, 2011 and December 31, 2010, the Company had cost method investments of $3,621 and $3,116, respectively. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

During the three and six months ended June 30, 2011, the Company recorded a $0 and $1,863 loss, respectively, related to the accounting impact of an increased ownership stake in an equity method investment previously accounted for under the cost method.

The Company accounts for its marketable equity securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments designated as available-for-sale are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company’s available-for-sale securities was $4,728 and $4,925 as of June 30, 2011 and December 31, 2010, respectively.

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

Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized currently in Other income (loss).

Derivative Financial Instruments— The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Derivative contracts are recorded at fair value and all realized and unrealized gains and losses are included in Other income (loss) in the Condensed Consolidated Statements of Income.

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

Other Income (loss)—Included within Other income (loss) on the Company’s Condensed Consolidated Statements of Income are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items and gains and losses on certain investments and interest income earned on short-term investments.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders’ equity. Net gains (losses) resulting from remeasurement of foreign currency transactions and balances were $1,803 and $(7,042), respectively, for the three months ended June 30, 2011 and 2010, and $4,046 and $(9,336), respectively for the six months ended June 30, 2011 and 2010,  and are included in Other income (loss).

Recent Accounting Pronouncements—In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard requires entities to report the components of comprehensive income  in either in (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

3.    RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	June 30, 2011	December 31, 2010
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$502,493	$138,534
Balance receivable from clearing organizations and financial institutions	137,939	105,277
Total	$640,432	$243,811
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$486,802	$156,989
Balance payable to clearing organizations and financial institutions	16,753	797
Net pending trades	6,356	14,632
Total	$509,911	$172,418

Substantially all fail to deliver and fail to receive balances at June 30, 2011 and December 31, 2010 have subsequently settled at the contracted amounts.

4.    GOODWILL AND INTANGIBLE ASSETS

On May 27, 2010, the Company completed the acquisition of a mortgage-backed security brokerage business for consideration of $5,095. The purchase price was comprised of 681,433 shares of the Company’s common stock with a fair value of $4,095 and contingent consideration estimated at $1,000, which was previously recorded as a liability within Other liabilities. This contingent liability was remeasured to fair value at each reporting date until the liability was settled in the current quarter. During the second quarter of 2011, the targets for this contingent consideration were achieved, which resulted in a payment of $1,000. This acquisition was accounted for as a business combination under the acquisition method. Assets acquired were recorded at fair value and the results of the acquired company have been included within the consolidated financial statements since the acquisition. The purchase price was allocated among tangible and intangible assets as follows: fixed assets of $15, customer relationships of $1,700 with an estimated useful life of 6 years, non-compete agreements of $340 with an estimated useful life of 3.3 years and goodwill of $3,040. The weighted average amortization for the intangible assets is 5.6 years.

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

The future purchase commitment requires the Company to pay an additional cash payment based on the performance of Kyte during the three year period ending June 30, 2013. The Company elected the fair value option for this purchase commitment as of the date of acquisition and determined the fair value using the income approach. Subsequent changes in the fair value of the future purchase commitment are recorded in Other income (loss) in the Condensed Consolidated Statements of Income. The fair value of the future purchase commitment at the acquisition date was $19,264 which has been recorded as a liability within Other liabilities. In applying the income approach, the Company assumed a 17.7% discount rate and used forecasted financial information for Kyte for the remaining three year period ending June 30, 2013. As of June 30, 2011 and December 31, 2010, the amount accrued in the condensed consolidated financial statements increased to $21,707 and $19,604, respectively, due to an increase in the net present value of the liability due to the passage of time and foreign currency translation, offset by differences between actual results and initial forecasts and changes to the forecasted financial information for Kyte for the remaining period ending June 30, 2013.

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

		Useful Life
Assets:
Cash and cash equivalents	$21,488
Cash segregated under federal and other regulations	8,086
Deposits with clearing organizations	16,734
Commissions receivable	19,035
Receivables from brokers, dealers and clearing organizations	94,849
Intangible assets subject to amortization:
Customer relationships	14,485	6 Years
Trade name	1,020	10 Years
Internally developed software	3,170	3 Years
Non-compete agreements	211	5 Years
Goodwill (1)(2)	39,736
Other assets (1)(2)	21,152
Total assets acquired	239,966

Liabilities and non-controlling interests:
Accounts payable and accrued expenses	24,925
Payables to clearing services customers	116,623
Other liabilities (3)	13,758
Non-controlling interests	737
Total liabilities and non-controlling interests assumed	156,043

Net assets acquired	$83,923

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

(2)          During the second quarter of 2011, the Company recorded adjustments to its purchase price allocation for Kyte in the net amount of $1,546 in Other assets. This adjustment included a $2,925 decrease to goodwill related to all pre-acquisition earnings in an unconsolidated affiliate not previously recognized by Kyte that should have been accounted for under the equity method since the acquisition date, offset by a $1,379 increase to goodwill related to final tax adjustments for the Kyte acquisition. The Company adjusted residual goodwill accordingly.

(3)          During the fourth quarter of 2010, the Company reclassified $1,219 from “Intangible assets, net” to “Other liabilities” in the Consolidated Statements of Financial Condition. These amounts related to the fair value of contractual obligations that were deemed unfavorable and therefore recognized and valued as such as of the date of the acquisition as part of the Company’s purchase price allocation.

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

All of the goodwill acquired was assigned to the EMEA Brokerage segment. None of the goodwill is expected to be deductible for income tax purposes.

Goodwill activity for the six months ended June 30, 2011 is as follows:

	December 31, 2010	Goodwill acquired	Adjustments (1)	Foreign currency translation	June 30, 2011
Goodwill
Americas Brokerage	$83,289	$—	$—	$—	$83,289
EMEA Brokerage	13,895	—	—	351	14,246
Asia Brokerage	—	—	—	—	—
Clearing and Backed Trading	42,413	—	(1,546)	1,142	42,009
All Other	128,691	—	—	—	128,691
	$268,288	$—	$(1,546)	$1,493	$268,235

(1)    During the second quarter of 2011, the Company recorded adjustments to its purchase price allocation for Kyte in the net amount of $1,546.

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

Intangible assets consisted of the following:

	June 30, 2011			December 31, 2010
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$77,151	$22,183	$54,968	$76,951	$18,165	$58,786
Trade names	8,951	5,317	3,634	8,951	4,866	4,085
Core technology	6,400	4,166	2,234	6,400	3,686	2,714
Non-compete agreements	3,874	3,254	620	3,874	3,048	826
Favorable lease agreements	620	380	240	620	340	280
Patents	31	17	14	31	16	15
Unamortized intangible assets:	—	—	—
Proprietary knowledge	110	—	110	110	—	110
Total	$97,137	$35,317	$61,820	$96,937	$30,121	$66,816

Amortization expense for the three months ended June 30, 2011 and 2010 was $3,073 and $1,432, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $6,105 and $2,829, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

At June 30, 2011, expected amortization expense for the definite lived intangible assets is as follows:

2011 (remaining six months)	$5,885
2012	10,805
2013	8,803
2014	8,060
2015	7,964
Thereafter	20,193
Total	$61,710

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

On August 1, 2010, the Company purchased a 33% interest in the outstanding membership interests of an independent CFTC-registered Futures Commission Merchant for $11,000 in cash. The firm is also a Foreign Exchange Dealer Member of the National Futures Association and provides direct market access in certain foreign exchange markets. This investment has been accounted for under the equity method.

6.    SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

In January 2008, pursuant to a note purchase agreement with certain institutional investors (the “2008 Note Purchase Agreement”), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the “Senior Notes”) in a private placement. The Senior Notes currently bear interest at 7.17%. From June 2008 until June 2010, the Senior Notes bore interest at 8.17% due to a change in the risk based capital factor attributed to the Senior Notes by one of the purchasers pursuant to generally applicable insurance regulations for U.S. insurance companies. The Senior Notes ceased to accrue this premium interest in June 2010, when the risk based capital factor attributed to the Senior Notes was subsequently reduced. Interest is payable semi-annually in arrears on the 30th of January and July. The Company’s obligations under the Senior Notes are secured by substantially all of the assets of the Company and certain assets of the Company’s subsidiaries. The 2008 Note Purchase Agreement includes covenants with which the Company is required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At June 30, 2011 and December 31, 2010, the Senior Notes were recorded net of unamortized deferred financing fees of $196 and $257, respectively, and the Company was in compliance with all applicable covenants as of each date.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In December 2010, the Company entered into a second amended and restated credit agreement (as amended and restated, the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement matures on December 20, 2013 and provides for maximum borrowings of up to $200,000, which includes up to $50,000 for letters of credit. Revolving loans may be either base rate loans or Eurocurrency rate loans. Eurocurrency rate loans bear interest at the annualized rate of one-month LIBOR plus the application margin, letter of credit fees per annum are equal to the applicable margin times the outstanding amount drawn under such letter of credit and base rate loans bear interest at a rate per annum equal to a prime rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and Eurocurrency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. At June 30, 2011, in relation to Eurocurrency rate loans, the applicable margin was 2.75% and the one-month LIBOR was 0.19% and, in relation to base rate loans, the applicable margin was 1.75% and the prime rate was 3.25%. Amounts outstanding under the Credit Agreement are secured by substantially all the assets of the Company and certain assets of the Company’s subsidiaries. The Credit Agreement ranks pari passu with the Senior Notes in relation to the security provided by the Company in support of both obligations.

The Company had outstanding borrowings under its Credit Agreement as of June 30, 2011 and December 31, 2010 as follows:

	June 30, 2011	December 31, 2010
Loans Available (1)	$200,000	$200,000
Loans Outstanding	$135,000	$135,000

(1)          Amounts available include up to $50,000 for letters of credit as of June 30, 2011 and December 31, 2010.

The Company’s commitments for outstanding letters of credit relate to potential collateral requirements associated with its matched principal business. Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

The weighted average interest rate of the outstanding loans was 4.62% and 3.06% at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, short-term borrowings under the Credit Agreement were recorded net of unamortized deferred financing fees of $2,172 and $2,297, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at June 30, 2011 and December 31, 2010.

7.    STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management provided that such amounts do not exceed, during any calendar year, the number of shares issued upon exercise of stock options plus the number of shares underlying grants of RSUs that are granted during such calendar year, or which management reasonably anticipates will be granted in such calendar year. During the three months ended June 30, 2011, the Company repurchased 1,792,567 shares of its common stock on the open market at an average price of $4.61 per share for a total cost of $8,323, including sales commissions. During the six months ended June 30, 2011, the Company repurchased 2,442,567 shares of its common stock on the open market at an average price of $4.74 per share for a total cost of $11,653, including sales commissions. During the three and six months ended June 30, 2010, the Company repurchased 975,000 shares of its common stock on the open market at an average price of $6.10 per share for a total cost of $5,980, including sales commissions. The repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

On each of March 31 and May 31, 2011, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $6,100 and $6,205, respectively. On each of March 29 and May 28, 2010, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,928 and $5,956, respectively. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

8.    EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic earnings per share
GFI’s net income	$6,151	$10,424	$12,897	$23,800
Weighted average common shares outstanding	120,341,423	119,593,107	119,935,282	119,102,754
Basic earnings per share	$0.05	$0.09	$.011	$0.20
Diluted earnings per share
GFI’s net income	$6,151	$10,424	$12,897	$23,800
Weighted average common shares outstanding	120,341,423	119,593,107	119,935,282	119,102,754
Effect of dilutive options, RSUs, restricted stock, and other contingently issuable shares	7,217,814	4,157,668	7,947,096	4,205,961
Weighted average shares outstanding and common stock equivalents	127,559,237	123,750,775	127,882,378	123,308,715
Diluted earnings per share	$0.05	$0.08	$0.10	$0.19

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following: (i) 2,536,783 RSUs and 116,896 options for the three months ended June 30, 2011, (ii) 1,048,356 RSUs for the three months ended June 30, 2010, (iii) 3,305,994 RSUs and 106,717 options for the six months ended June 30, 2011 and (iv) 1,493,741 RSUs and 7,377 stock options for the six months ended June 30, 2010.

9.    SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company’s stockholders on June 11, 2008 (as amended, the “2008 Equity Incentive Plan”). The 2008 Equity Incentive Plan was subsequently amended at each of the Company’s annual stockholders meetings since the Plan was initially approved in order to increase the number of shares of common stock available for grant under the Plan. Prior to June 11, 2008, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of June 30, 2011, there were 11,008,650 shares of common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the six months ended June 30, 2011:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2010	14,545,137	$5.14
Granted	6,791,684	4.98
Vested	(3,680,001)	5.49
Cancelled	(160,458)	5.65
Outstanding June 30, 2011	17,496,362	$4.99

The weighted average grant-date fair value of RSUs granted for the six months ended June 30, 2011 was $4.98 per unit, compared with $5.75 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Compensation expense	$7,917	$6,529	$15,408	$13,295
Income tax benefits	$2,058	$1,854	$4,006	$4,121

At June 30, 2011, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $73,523 and is expected to be recognized over a weighted-average period of 2.12 years. The total fair value of RSUs vested during the six months ended June 30, 2011 and 2010 was $20,221 and $15,246, respectively.

As of June 30, 2011, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the six months ended June 30, 2011:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2010	606,804	$3.33	96,248	$3.96
Exercised	(4,212)	2.97	(2,104)	4.75
Expired	—	—	(23,260)	4.97
Outstanding June 30, 2011	602,592	$3.33	70,884	$3.60

During the six months ended June 30, 2010, there were 30,420 stock options exercised under the GFI Group 2002 Plan and 169,656 stock options exercised under the GFInet 2000 Plan.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

10.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of June 30, 2011, the Company had total purchase commitments for market data of approximately $23,513 with $18,952 due within the next twelve months and $4,561 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $3,679, primarily related to network implementations in the U.S. and U.K., and $1,744 for hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $1,387 and fees for hosting and software license agreements of approximately $944 are due within the next twelve months.

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

11.    MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2010 Form 10-K. There have been no material changes to our off-balance sheet risk during the six months ended June 30, 2011.

12.    FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments— Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following June 30, 2011, substantially all have settled at the contracted amounts.  The Company’s marketable equity securities are recorded at fair value based on their quoted market price. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists.  The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The Company’s debt obligations are carried at historical amounts.  The fair value of the Company’s Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was approximately $66,572 at June 30, 2011. The fair value of the Company’s short term borrowings outstanding under the Credit Agreement approximated the carrying value at June 30, 2011 and December 31, 2010.

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

Valuation Techniques

The Company used the following valuation techniques in valuing the financial instruments at June 30, 2011 and December 31, 2010:

The Company has determined that certain of its investments in marketable securities should be classified as trading securities or available-for-sale securities and reported at fair value at June 30, 2011 and December 31, 2010.  To the extent that the values of the Company’s trading and available-for-sale marketable securities are based on quoted market prices in active markets, these securities were categorized as Level 1.

Fair value of the Company’s over-the-counter foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter parties to these foreign exchange derivative contracts, as well as management’s own calculations and analyses, which are based upon period end forward and spot foreign exchange rates. At June 30, 2011 and December 31, 2010, the Company’s foreign exchange derivative contracts have been categorized as Level 2 of the ASC 820-10 fair value hierarchy.

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

In the six months ended June 30, 2011, the Company did not have any transfers amongst Level 1, Level 2 and Level 3.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Assets and Liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Netting(1)	Balance at June 30, 2011
Assets
Deposits with clearing organizations:
U.S. Treasury securities	$500	$—	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$16,463	$162	$—	$	$16,625
Corporate bonds	—	1,424	—	—	1,424
Foreign exchange derivative contracts	—	91,586	—	(90,697)	889
Total financial instruments owned	$16,463	$93,172	$—	$(90,697)	$18,938
Other assets: Investments:
Equity security, available-for-sale	$4,728	$—	$—	$—	$4,728

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$19,658	$—	$—	$—	$19,658
Foreign exchange derivative contracts	—	98,560	—	(90,697)	7,863
Total financial instruments sold, not yet purchased	$19,658	$98,560	$—	$(90,697)	$27,521
Other liabilities: Future purchase commitment and contingent consideration liabilities	$—	$—	$23,225	$—	$23,225

(1)          Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long and short derivative contracts related to exchange traded futures and options in the amount of $9,296 and $209 which are included within Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, respectively.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Assets and Liabilities measured at fair value on a recurring basis for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Liabilities
Beginning balance	$23,557	$—	$22,415	$—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total realized and unrealized (gains) losses
Included in earnings (or change in net assets)	832	—	1,563	—
Included in other comprehensive (income) loss	(10)	—	540	—
Purchases, issuances, sales, and settlements
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(1,154)	—	(1,293)	—
Ending balance	$23,225	$—	$23,225	$—

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized (gains) losses relating to liabilities still held at the reporting date	$832	$—	$1,563	$—

Derivative Financial Instruments—The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts.  As of June 30, 2011 and December 31, 2010, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

The Company provides brokerage services to its customers for exchange-traded and over-the-counter derivative products, which include futures, forwards and options contracts.  The Company may enter into principal transactions for exchange-traded and over-the-counter derivative products to facilitate customer trading activities or to engage in principal trading for the Company’s own account.

The Company monitors market risk exposure from its matched principal business and principal trading business by regularly monitoring its concentration of market risk to financial instruments, countries or counterparties and regularly monitoring trades that have not settled within prescribed settlement periods or volume thresholds.  Additionally, market risks are monitored by the Company’s proprietary electronic risk monitoring system, which provides daily credit reports in each of the Company’s geographic regions that show credit concentration and facilitate the regular monitoring of transactions against key risk indicators.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Fair values of derivative contracts on a gross basis as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign exchange derivative contracts (1)	$91,586	$98,560	$76,057	$79,368
Commodity derivative contracts (2)	16,489	14,583	3,955	4,143
Fixed income derivative contracts (2)	2,382	2,627	89	87
Equity derivative contracts (2)	6,394	5,781	3,849	2,286

(1)          Included within Other assets and Other liabilities.

(2)          Included within Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations.

As of June 30, 2011, the Company had outstanding forward foreign exchange contracts with a combined notional value of $144,333.  Approximately $56,920 of these forward foreign exchange contracts represent a hedge of euro-denominated balance sheet positions at June 30, 2011.  The remaining contracts are hedges of anticipated future cash flows. As of December 31, 2010, the Company had outstanding forward foreign exchange contracts with a combined notional value of $149,350.  Approximately $53,480 of these forward foreign exchange contracts represent a hedge of euro-denominated balance sheet positions at December 31, 2010.  The remaining contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Long	Short	Long	Short
Foreign exchange spot and options contracts	$6,197,318	$6,197,780	$5,682,858	$5,681,923
Commodity derivative contracts	2,593,241	2,858,443	501,953	803,357
Fixed income derivative contracts	2,012,060	1,898,300	18,346	18,399
Equity derivative contracts	77,584	97,006	40,040	92,840

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Income for the three months ended June 30, 2011 and 2010:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010
Foreign exchange derivative contracts	(1)	$(2,573)	$9,217
Commodity derivative contracts	Principal transactions	3,326	2,701
Fixed income derivative contracts	Principal transactions	646	—
Equity derivative contracts	Principal transactions	1,116	—

(1)          For the three months ended June 30, 2011, approximately $3,277 of losses were included within Other income (loss) and approximately $704 of gains were included within Principal transactions.  For the three months ended June 30, 2010, approximately $7,744 of gains were included within Other income (loss) and approximately $1,473 of gains were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Income for the six months ended June 30, 2011 and 2010:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
Foreign exchange derivative contracts	(1)	$(8,431)	$12,398
Commodity derivative contracts	Principal transactions	5,947	3,841
Fixed income derivative contracts	Principal transactions	6,087	—
Equity derivative contracts	Principal transactions	3,782	—

(1)   For the six months ended June 30, 2011, approximately $10,359 of losses were included within Other income (loss) and approximately $1,928 of gains were included within Principal transactions.  For the six months ended June 30, 2010, approximately $10,823 of gains were included within Other income (loss) and approximately $1,575 of gains were included within Principal transactions.

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

Non-consolidated Variable Interest Entities

The Company holds interests in certain variable interest entities (“VIEs”) which it does not consolidate as it determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and secured loans. The entities include an independent brokerage firm with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities and a commodity pool operator. As of June 30, 2011 and December 31, 2010, assets recognized in the Condensed Consolidated Statements of Financial Condition related to the Company’s interests in these non-consolidated VIEs were $13,293 and $15,247, respectively, and are reflected in Other assets. The Company has not recorded any liabilities with respect to VIEs not consolidated. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of June 30, 2011 and December 31, 2010 was $16,071 and $18,047, respectively. The maximum exposure to loss represents assets recognized by the Company relating to non-consolidated entities and notes receivable on loans made to VIEs in which the Company holds a variable interest.

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

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”).

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of June 30, 2011:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$19,723	$47,427	$72,706	$9,705	$5,016	$1,875
Minimum regulatory capital required	250	25,793	33,669	7,873	3,326	386
Excess regulatory capital	$19,473	$21,634	$39,037	$1,832	$1,690	$1,489

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (or approximately $621). GFI Securities Limited’s Japanese branch is also subject to the FIEL’s net capital rule. At June 30, 2011, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements.

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $643).  At June 30, 2011, GFI (HK) Brokers Ltd. had stockholders’ equity of 30,317 Hong Kong dollars (or approximately $3,896), which exceeded the minimum requirement by 25,317 Hong Kong dollars (or approximately $3,253).

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,447). At June 30, 2011, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 24,791 Singapore dollars (or approximately $20,221).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,680). At June 30, 2011, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 6,518,766 Korean Won (or approximately $6,100).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. In addition to the requirements set forth above, certain of our other subsidiaries are subject to minimum net capital, minimum stockholders’ equity or similar requirements of the jurisdictions in which they operate. The Company believes it is in compliance with all of these requirements at December 31, 2010 and June 30, 2011 with the exception of The Kyte Group Limited’s U.K. consolidated group capital requirement which had fallen below the required minimum amount on December 31, 2010. Subsequent to December 31, 2010, the Company has re-organized its investments in certain Kyte entities and has provided additional capital to the regulated group to comply with applicable group capital requirements.

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

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended June 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$76,109	$91,508	$21,870	$37,578	$16,666	$243,731
Revenues, net of interest and transaction-based expenses	72,728	88,780	21,853	9,980	16,942	210,283
Income (loss) before income taxes	20,879	23,064	5,203	2,099	(43,415)	7,830

	Three Months Ended June 30, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$72,894	$101,465	$20,207	$—	$14,930	$209,496
Revenues, net of interest and transaction-based expenses	68,466	97,997	20,196	—	15,283	201,942
Income (loss) before income taxes	15,313	32,778	4,472	—	(38,184)	14,379

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

	Six Months Ended June 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$153,581	$201,332	$44,446	$79,780	$26,042	$505,181
Revenues, net of interest and transaction-based expenses	146,278	195,734	44,413	24,676	26,632	437,733
Income (loss) before income taxes	40,930	55,959	10,885	3,330	(92,998)	18,106

	Six Months Ended June 30, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$150,731	$209,347	$39,053	$—	$31,243	$430,374
Revenues, net of interest and transaction-based expenses	141,870	202,557	39,020	—	31,949	415,396
Income (loss) before income taxes	33,430	69,829	8,770	—	(77,536)	34,493

In addition, with the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information.  See Note 4 for goodwill by reportable segment.

Geographic information regarding revenues for the three and six months ended June 30, 2011 and 2010, respectively, and information regarding long-lived assets defined as property, equipment, leasehold improvements and software inventory (included within Other assets) in each geographic area as of June 30, 2011 and December 31, 2010, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
United States	$74,094	$70,889	$148,081	$148,202
United Kingdom	120,036	88,036	251,391	190,201
Other	49,601	50,571	105,709	91,971
Total	$243,731	$209,496	$505,181	$430,374

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues, net of interest and transaction-based expenses:
United States	$72,094	$67,879	$143,551	$141,510
United Kingdom	90,956	85,644	193,751	185,962
Other	47,233	48,419	100,431	87,924
Total	$210,283	$201,942	$437,733	$415,396

	June 30, 2011	December 31, 2010
Long-lived Assets, as defined:
United States	$50,982	$52,649
United Kingdom	14,258	14,132
Other	4,817	4,493
Total	$70,057	$71,274

Revenues are attributed to geographic areas based on the location of the Company’s relevant subsidiary.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

16.    SUBSEQUENT EVENTS

In July 2011, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on August 31, 2011 to shareholders of record on August 17, 2011.

On July 19, 2011, the Company issued $250,000 aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due 2018 in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended.  The notes were priced to investors at 100% of their principal amount.  Transaction costs of approximately $9,000 related to the 8.375% Senior Notes will be deferred and amortized over the term of the notes.

The 8.375% Senior Notes mature on July 19, 2018. Interest on these notes accrues at a rate of 8.375% per annum and is payable, commencing on January 19, 2012, semi-annually in arrears on July 19 and January 19 of each year.

The Company used $135,319 of the net proceeds from the Offering to repay all outstanding amounts, including accrued and unpaid interest, under the Credit Agreement.  The Company used $67,797 of the net proceeds of the Offering to redeem all of its existing Senior Notes, including all accrued and unpaid interest thereunder, and to pay all premiums and transaction expenses associated therewith.

As a result of the Offering, the available borrowing capacity under the Credit Agreement decreased from $200,000 to $129,500.  Pursuant to the terms of the Credit Agreement, following the redemption of the Senior Notes, the Company will no longer be required to secure amounts outstanding under the Credit Agreement with substantially all the assets of the Company and certain assets of the Company’s subsidiaries.

Subsequent events have been evaluated for recording and disclosure in the notes to the Condensed Consolidated Financial Statements through the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of June 30, 2011, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

August 9, 2011

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

The foregoing risks and uncertainties, as well as those risks discussed under the headings ‘‘Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ ‘‘Item 3—Quantitative and Qualitative Disclosures About Market Risk’’ and “Part II, Item 1A Risk Factors” and elsewhere in this Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities Exchange Commission (the “SEC”) and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the second quarter of 2011, the markets in which we operate generally experienced lower volatility compared to the same period of 2010. During the year ago period, markets faced increased volatility due, in part, to the start of the European sovereign debt crisis that continued throughout much of the quarter. The uncertainty in the direction of the global economy during the second quarter of 2011 also contributed to depressed trading activity during the quarter. The combination of these and other factors led to brokerage revenues being down slightly in the second quarter of 2011 compared to the same quarter last year.

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

Futures exchanges, in many cases, reported mixed revenue performance in the second quarter of 2011 compared to the prior year period. The CME Group, Inc. reported flat average daily volumes in its future products while IntercontinentalExchange, Inc. (“ICE”) reported a 5% increase in average daily volume of their futures products and a 7% increase in the average daily commissions from their OTC energy products. The CME also reported a 2% decrease in CME Clearport (OTC) average daily volumes. Revenues from ICE’s credit default swap trade execution, processing and clearing businesses were down 5% compared to the second quarter of 2010.

According to the Bank for International Settlements, the size of the global derivative markets have recently moderated after years of rapid growth (as measured by outstanding notional amount).  As of December 31, 2010, the latest period reported, the compound annual growth rates in OTC and exchange-traded notional amounts outstanding over the two year period ended December 31, 2010 were 0.2% and 8.5%, respectively, compared to compound annual growth rates of 24.9% and 9.5%, respectively, over the five years ended December 31, 2008.  The disparity between the recent growth in the amount of outstanding exchange-traded derivatives versus the lower growth in the amount of outstanding OTC derivatives highlights the recent shift in market preference towards standardized, cleared or shorter-dated products that typically trade on an exchange.  We also believe the lower growth in notional amounts outstanding of OTC derivatives can be attributed to the regulatory uncertainty and the industry’s effort to net derivative exposure, especially in credit derivatives, through netting arrangements and the advent of central clearing for certain derivatives.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage and technology development personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the second quarter of 2011, although such competition may have lessened slightly from prior periods. The consolidation and personnel layoffs by dealers, hedge funds and other market participants over the last few years has led to increased competition to provide brokerage services to a smaller number of market participants in the near term.

In addition, we believe the continuing global regulatory overhaul of many of the markets in which we provide our services has led to uncertainty that continued into the second quarter of 2011 and resulted in lower trading volumes and fewer participants in these markets. Regulators and legislators in the U.S. and abroad have proposed and, in some instances, already adopted, a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities and the required or increased use of electronic trading system technologies.  We believe that the new and proposed regulation has not eliminated the uncertainty that has persisted in many OTC derivatives markets since the financial crisis.

We are optimistic that unfolding regulatory reform, including enhanced regulatory transparency, central clearing and efficient execution will benefit and eventually grow the global derivatives markets. We remain confident that our business will qualify in the U.S. as a Swap Execution Facility, and in Europe as an Organized Trading Facility. We believe that several of our hybrid electronic trading platforms built upon their past successes in the second quarter of 2011, becoming more engrained in customer work-flows. We believe this will enable us to more readily adjust to the new financial regulations.

Financial Overview

The following factors had a significant impact on our revenues and employee costs during the three month period ended June 30, 2011:

Our total revenues increased 16.3% to $243.7 million for the three months ended June 30, 2011 from $209.5 million for the three months ended June 30, 2010. The main factors contributing to this increase in our revenues were:

•                  $37.6 million in revenues contributed from Kyte, which was acquired in July of 2010;

•                  Improved economic and market conditions in emerging markets;

•                  Increased trading activity in certain financial product markets in which we have a leading market share;

•                  Increased electronic trading activity on our hybrid electronic trading platforms, including for several financial and fixed income products in the U.S. and South America;

•                  Contributions from new brokerage desks and new brokers hired across all product categories; and

•                  The strong performance of our Trayport subsidiary.

Partially offsetting these factors were several negative factors that affected our brokerage and other revenues, including:

•                  The uncertain global economic outlook led to lower market volatility in key equity and fixed income markets;

•                  Lower equity trading volumes in the U.S;

•                  Competitive pressures in certain commodity markets; and

•                  Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits expense increased 4.1% to $146.8 million for the three months ended June 30, 2011 from $141.1 million for the three months ended June 30, 2010.

Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, their bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $54.2 million for the three months ended June 30, 2011 from $59.6 million for the three months ended June 30, 2010.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”) and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Expense recognized related to bonuses given to brokerage personnel decreased to $8.0 million for the three months ended June 30, 2011 from $10.1 million for the three months ended June 30, 2010.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. Beginning in the fourth quarter ended December 31, 2010, we included the subtotal “Revenues, net of interest and transaction-based expenses,” or net revenues, which is defined as total revenues less certain direct incremental costs associated with those revenues. Beginning in the second quarter ended June 30, 2011, we changed the name of the income statement line item “Equity in earnings (losses) of unconsolidated brokerage businesses” to “Equity in net earnings (losses) of unconsolidated businesses”.  Additionally, we have reclassified amounts previously presented in the “Other expenses” line item into “Equity in net earnings (losses) of unconsolidated businesses.” These changes have been applied to all periods presented. See Note 2 to our Condensed Consolidated Financial Statements in Part I-Item 1 for further discussion.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Agency commissions	$136,513	$137,624	$283,996	$281,454
Principal transactions	54,475	56,526	124,962	116,822
Total brokerage revenues	190,988	194,150	408,958	398,276
Clearing services revenues	27,680	—	55,350	—
Interest income from clearing services	670	—	1,012	—
Equity in net earnings (losses) of unconsolidated businesses	4,757	(92)	5,683	11
Software, analytics and market data	18,403	14,519	35,491	29,419
Other income (loss)	1,233	919	(1,313)	2,668
Total revenues	243,731	209,496	505,181	430,374
Interest and transaction-based expenses
Transaction fees on clearing services	26,752	—	53,821	—
Transaction fees on brokerage services	6,079	7,554	12,684	14,978
Interest expense from clearing services	617	—	943	—
Total interest and transaction-based expenses	33,448	7,554	67,448	14,978
Revenues, net of interest and transaction-based expenses	210,283	201,942	437,733	415,396
Expenses
Compensation and employee benefits	146,839	141,109	306,320	285,772
Communications and market data	15,106	10,695	30,177	22,581
Travel and promotion	10,198	9,341	20,401	18,234
Rent and occupancy	5,988	5,255	11,861	10,686
Depreciation and amortization	9,801	7,844	19,675	16,028
Professional fees	5,672	6,247	12,775	12,844
Interest on borrowings	3,276	2,730	6,212	5,305
Other expenses	5,573	4,342	12,206	9,453
Total other expenses	202,453	187,563	419,627	380,903
Income before provision for income taxes	7,830	14,379	18,106	34,493
Provision for income taxes	2,036	3,955	4,708	10,693
Net income before attribution to non-controlling shareholders	5,794	10,424	13,398	23,800
Less: Net (loss) income attributable to non-controlling interests	(357)	—	501	—
GFI’s net income	$6,151	$10,424	$12,897	$23,800

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Agency commissions	64.9%	68.1%	64.9%	67.8%
Principal transactions	25.9	28.0	28.5	28.1
Total brokerage revenues	90.8	96.1	93.4	95.9
Clearing services revenues	13.2	—	12.7	—
Interest income from clearing services	0.3	—	0.2	—
Equity in net earnings (losses) of unconsolidated businesses	2.3	(0.1)	1.3	—
Software, analytics and market data	8.7	7.2	8.1	7.1
Other income (loss)	0.6	0.5	(0.3)	0.6
Total revenues	115.9	103.7	115.4	103.6
Interest and transaction-based expenses
Transaction fees on clearing services	12.7	—	12.3	—
Transaction fees on brokerage services	2.9	3.7	2.9	3.6
Interest expense from clearing services	0.3	—	0.2	—
Total interest and transaction-based expenses	15.9	3.7	15.4	3.6
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	69.8	69.9	70.0	68.8
Communications and market data	7.2	5.3	6.9	5.4
Travel and promotion	4.8	4.6	4.7	4.4
Rent and occupancy	2.8	2.6	2.7	2.6
Depreciation and amortization	4.7	3.9	4.5	3.9
Professional fees	2.7	3.1	2.9	3.1
Interest on borrowings	1.6	1.4	1.4	1.3
Other expenses	2.7	2.1	2.8	2.2
Total other expenses	96.3%	92.9%	95.9%	91.7%
Income before provision for income taxes	3.7	7.1	4.1	8.3
Provision for income taxes	1.0	2.0	1.1	2.6
Net income before attribution to non-controlling shareholders	2.7	5.1	3.0	5.7
Less: Net (loss) income attributable to non-controlling interests	(0.2)	—	0.1	—
GFI’s net income	2.9%	5.1%	2.9%	5.7%

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Income

GFI’s net income for the three months ended June 30, 2011 was $6.2 million as compared to $10.4 million for the three months ended June 30, 2010, a decrease of $4.2 million. This decrease in net income was due, in large part, to the costs associated with our continued investment in brokerage operations, technology and back office infrastructure. Total revenues increased by $34.2 million, or 16.3%, to $243.7 million for the three months ended June 30, 2011 from $209.5 million for the same period in the prior year. The increase in total revenues for the three months ended June 30, 2011 was primarily due to the addition of Kyte, the strong performance of our Trayport subsidiary, strength in emerging market financial products and investments in new desks and brokerage personnel. The increase in total revenues was slightly offset by lower brokerage revenues in fixed income, equity and commodity product categories.

Total interest and transaction-based expenses increased by $25.8 million, to $33.4 million for the three months ended June 30, 2011 from $7.6 million for the three months ended June 30, 2010. The increase is primarily related to the clearing services business operated by Kyte. Kyte incurs exchange, clearing and execution costs in order to provide clearing services to its customers. Total expenses other than interest and transaction-based expenses increased by $14.9 million, or 7.9% to $202.5 million for the three months ended June 30, 2011 from $187.6 million for the three months ended June 30, 2010.  The increase in total other expenses is largely attributable to increased compensation expense, which resulted from increased broker headcount, increased headcount  relating to the development and support of our proprietary technology and increased headcount in our back office departments. The increase in total other expenses is also due to an increase in compensation and employee benefits, communications and market data, and depreciation and amortization, which increased due to our acquisition of Kyte, for which there is no amount in the comparable period in 2010.

Revenues

The following table sets forth the changes in revenues for the three months ended June 30, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2011	%*	2010	%*	Increase	%**
Revenues
Brokerage revenues:
Fixed income	$53,184	25.3%	$60,810	30.1%	$(7,626)	(12.5)%
Equity	44,205	21.0	46,587	23.0	(2,382)	(5.1)
Financial	49,597	23.6	39,123	19.4	10,474	26.8
Commodity	44,002	20.9	47,630	23.6	(3,628)	(7.6)
Total brokerage revenues	190,988	90.8	194,150	96.1	(3,162)	(1.6)
Clearing services revenues	27,680	13.2	—	—	27,680	n/a
Other revenues	25,063	11.9	15,346	7.6	9,717	63.3
Total revenues	243,731	115.9	209,496	103.7	34,235	16.3
Total interest and transaction-based expenses	33,448	15.9	7,554	3.7	25,894	342.8
Revenues, net of interest and transaction-based expenses	$210,283	100.0%	$201,942	100.0%	$8,341	4.1%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended June 30, 2011 as compared to the same period in 2010.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 9.1% for the three months ended June 30, 2011, as compared to the same period from the prior year.

•                  Fixed income product brokerage revenues decreased $7.6 million, or 12.5%, in 2011 from the prior year second quarter. Revenues from fixed income derivative products decreased approximately 24.8% from the second quarter of 2010, due in part, to lower volatility and lower trading volumes. The decrease in fixed income derivative product revenues was partially offset by an increase of 1.9% in cash fixed income revenues, which was aided by an acquisition in the second half of 2010. Our fixed income product brokerage personnel headcount increased by 25 to 342 employees at June 30, 2011 from 317 employees at June 30, 2010.

•                  The decrease in equity product brokerage revenues of $2.4 million, or 5.1%, for the three months ended June 30, 2011 compared to the same period in 2010 was attributable to lower cash equity revenues in the U.S. Our equity product brokerage personnel headcount increased by 9 to 246 employees at June 30, 2011 from 237 employees at June 30, 2010.

•                  The increase in financial product brokerage revenues of $10.5 million, or 26.8%, for the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to increased revenues from emerging markets in Latin America, Eastern Europe and Asia, as well as increased usage of GFI’s ForexMatch® electronic trading platform. Our financial product headcount increased by 55 to 324 employees at June 30, 2011 from 269 employees at June 30, 2010.

•                  The decrease in commodity product brokerage revenues of $3.6 million, or 7.6%, for the three months ended June 30, 2011 compared to the same period in 2010 was primarily attributable to lower trading volumes caused by uncertain global economic conditions, as well as competitive pressures in certain markets. However, these decreases were partially offset by revenues from new desks and broker hires in certain commodity product businesses in the U.S. and Europe. Our commodity product brokerage personnel headcount increased by 23 to 316 employees at June 30, 2011 from 293 employees at June 30, 2010.

Clearing Services Revenue

•                  Clearing services revenues were $27.7 million for the second quarter of 2011.  These revenues are entirely related to the operations of Kyte, which we acquired on July 1, 2010. As a result, there is no comparable revenue for clearing services in the second quarter of 2010.  Kyte uses the services of third parties who act as general clearing members to clearing houses in order to clear cash and derivative products for its customers.  Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are fully reimbursed and are therefore included in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended June 30,
	2011	2010
Software, analytics and market data	$18,403	$14,519
Equity in net earnings (losses) of unconsolidated businesses	4,757	(92)
Remeasurement of foreign currency transactions and balances	1,803	(7,042)
Net realized and unrealized (losses) gains from foreign currency hedges	(3,277)	7,744
Interest income on short-term investments	420	77
Interest income from clearing services	670	—
Other	2,287	140
Total other revenues	$25,063	$15,346

Other revenues increased by $9.8 million in the second quarter of 2011 to $25.1 million from $15.3 million in the same period in 2010. This increase was largely related to (i) a net increase of $4.9 million in equity in net earnings (losses) of unconsolidated businesses which was primarily related to equity method investments in certain Kyte backed traders and brokerage operations acquired on July 1, 2010, for which there is no comparable amount in the prior period, (ii) an increase in our software, analytics and market data revenues of $3.9 million, which was attributable to an increase in software revenues at our Trayport subsidiary, (iii) a net increase of $8.8 million related to the remeasurement of foreign currency transactions and balances and (iv) a net increase of $2.1 million in Other, which was primarily related to certain other Kyte operations for which there is no comparable amount in the prior period. The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions. Offsetting this increase is a net decrease of $11.0 million in net realized and unrealized losses related to hedges of certain non-U.S. dollar assets, as well as hedges of current and anticipated revenues denominated in foreign currencies.

Interest and Transaction-Based Expenses

•                  Beginning with the three and twelve month periods ended December 31, 2010, we reported the subtotal “Revenues, net of interest and transaction-based expenses” which includes certain direct incremental costs associated with brokerage and clearing services revenue. We believe this presentation provides a clearer picture of the financial performance of the businesses we operate. A subset of these expenses were previously presented within our total expenses category as clearing fees and related to our non-Kyte cash equity and cash fixed income brokerage businesses.

•                  Transaction fees on clearing services were $26.8 million for the three months ended June 30, 2011. These costs are entirely related to the clearing operations of Kyte, which we acquired on July 1, 2010. As a result, there is no comparable expense in the three months ended June 30, 2010.  Kyte uses the services of third parties who act as general clearing members to clearing houses in order to clear cash and derivative products for its customers.  Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are mostly a pass-through cost to our clients and are therefore included in both revenues and expenses.

•                  The decrease in transaction fees on brokerage services of $1.5 million, or 19.5%, in 2011 as compared to 2010 was primarily due to the decline in the amount of business conducted by our cash equities brokerage businesses. Transaction fees on brokerage services as a percentage of our total revenues from principal transactions decreased to 11.2% for 2011, from 13.4% in 2010, as our cash equities business decreased relative to our cash fixed income business. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Transaction fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, transaction fees also include fees incurred in certain equity transactions executed on an agency basis.

Expenses

The following table sets forth the changes in expenses for the three months ended June 30, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2011	%*	2010	%*	Increase	%**
Expenses
Compensation and employee benefits	$146,839	69.8%	$141,109	69.9%	$5,730	4.1%
Communications and market data	15,106	7.2	10,695	5.3	4,411	41.2
Travel and promotion	10,198	4.8	9,341	4.6	857	9.2
Rent and occupancy	5,988	2.8	5,255	2.6	733	13.9
Depreciation and amortization	9,801	4.7	7,844	3.9	1,957	24.9
Professional fees	5,672	2.7	6,247	3.1	(575)	(9.2)
Interest on borrowings	3,276	1.6	2,730	1.4	546	20.0
Other expenses	5,573	2.7	4,342	2.1	1,231	28.4
Total other expenses	$202,453	96.3%	$187,563	92.9%	$14,890	7.9%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010

Compensation and Employee Benefits

•                  The increase in compensation and employee benefits expenses of $5.7 million in the second quarter of 2011 was, in large part, attributable to $3.1 million of compensation expense related to Kyte for which there is no comparable amount in the prior period. The increase is also due, in part, to our increased headcount for personnel for trading platform and other technology development and for back office support, as well as for higher broker salary expense related to an increase in broker headcount. Partially offsetting these increases was a decrease in brokerage revenues and corresponding performance bonuses.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses remained level at 69.8% for the three months ended June 30, 2011 when compared to 69.9% for the same period in 2010.

•                  Performance bonus expense represented 42.7% and 46.9% of total compensation and employee benefits expense for the three months ended June 30, 2011 and 2010, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus amortization, which includes the amortization of cash sign-on bonuses initially paid in prior periods, represented 6.4% and 8.1% of total compensation and employee benefits expense for the three months ended June 30, 2011 and 2010, respectively.

All Other Expenses

•                  The increase in communications and market data of $4.4 million in the second quarter of 2011 was due in part to $2.5 million of expenses related to Kyte for which there is no comparable amount in the prior period, as well as certain one-time refunds and credits received in the year ago period, as well as the impact of exchange rates.

•                  The increase in travel and promotion was primarily attributable to increased broker headcount.  Travel and promotion, as a percentage of revenues, net of interest and transaction—based expenses for the three months ended June 30, 2011, increased to 4.8% from 4.6% for the same period from the prior year.

•                  The increase in depreciation and amortization of $2.0 million was primarily due to our acquisitions in the second half of 2010 as well as investments in new brokerage desks and our proprietary technology in 2010.

•                  Other expenses increased $1.2 million in the three months ended June 30, 2011 from the same period in the prior year which was due, in large part, to variances in value added tax from our European operations and legal settlements.

•                  Our effective tax rate was 26.0% for the three months ended June 30, 2011 as compared to 27.5% for the same period in the prior year. The reduction in the effective tax rate was primarily due to a shift in the geographic mix of our earnings in favor of jurisdictions with lower tax rates.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Income

GFI’s net income for the six months ended June 30, 2011 was $12.9 million as compared to $23.8 million for the six months ended June 30, 2010, a decrease of $10.9 million, or 45.8%. This decrease in net income was due, in large part, to the costs associated with our continued investment in brokerage operations, technology and back office infrastructure. Total revenues increased by $74.8 million, or 17.4%, to $505.2 million for the six months ended June 30, 2011 from $430.4 million for the same period in the prior year. The increase in total revenues for the six months ended June 30, 2011 was primarily due to the addition of Kyte, the strong performance of our Trayport subsidiary, strength in emerging market financial products and investments in new desks and brokerage personnel. The increase in total revenues was slightly offset by lower brokerage revenues in fixed income, equity and commodity product categories.

Total interest and transaction-based expenses increased by $52.4 million, to $67.4 million for the six months ended June 30, 2011 from $15.0 million for the six months ended June 30, 2010. The increase is primarily related to the clearing services business operated by Kyte.  Kyte incurs exchange, clearing and execution costs in order to provide clearing services to its customers. Total expenses other than interest and transaction-based expenses increased by $38.7 million, or 10.2% to $419.6 million for the six months ended June 30, 2011 from $380.9 million for the six months ended June 30, 2010.  The increase in total other expenses is primarily attributable to increased compensation expense, which resulted from increased broker headcount and higher performance bonuses as a result of higher brokerage revenues, increased headcount  relating to the development and support of our proprietary technology and increased headcount in our back office departments. The increase in total other expenses is also due to an increase in compensation and employee benefits, communications and market data, and depreciation and amortization related to the acquisition of Kyte, for which there is no amount in the comparable period in 2010.

Revenues

The following table sets forth the changes in revenues for the six months ended June 30, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2011	%*	2010	%*	Increase	%**
Revenues
Brokerage revenues:
Fixed income	$124,691	28.5%	$132,294	31.8%	$(7,603)	(5.7)%
Equity	92,362	21.1	94,153	22.7	(1,791)	(1.9)
Financial	98,102	22.4	77,233	18.6	20,869	27.0
Commodity	93,803	21.4	94,596	22.8	(793)	(0.8)
Total brokerage revenues	408,958	93.4	398,276	95.9	10,682	2.7
Clearing services revenues	55,350	12.7	—	—	55,350	n/a
Other revenues	40,873	9.3	32,098	7.7	8,775	27.3
Total revenues	505,181	115.4	430,374	103.6	74,807	17.4
Total interest and transaction-based expenses	67,448	15.4	14,978	3.6	52,470	350.3
Revenues, net of interest and transaction-based expenses	$437,733	100.0%	$415,396	100.0%	$22,337	5.4%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the six months ended June 30, 2011 as compared to the same period in 2010:

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 5.8% for the six months ended June 30, 2011, as compared to the same period for the prior year.

•                  Fixed income product brokerage revenues decreased 5.7% in the six months ended June 30, 2011 compared to the same period for the prior year. Revenues from fixed income derivative products decreased approximately 10.8% from the six months ended 2010 due, in large part, to lower overall volatility and lower trading volumes; while our revenues from cash fixed income products remained relatively level. Our fixed income product brokerage personnel headcount increased by 25 to 342 employees at June 30, 2011 from 317 employees at June 30, 2010.

•                  The decrease in equity product brokerage revenues of $1.8 million, or 1.9%, in 2011 as compared with 2010 was attributable to lower cash equity revenues in the U.S. The decrease was primarily offset by increased revenues in Europe and Asia due, in large part, to revenues from Kyte for which there is no comparable prior year period. Our equity product brokerage personnel headcount increased by 9 to 246 employees at June 30, 2011 from 237 employees at June 30, 2010.

•                  The increase in financial product brokerage revenues of $20.9 million, or 27.0%, in 2011 was primarily attributable to improved market conditions and significant trading in emerging markets in Latin America, Eastern Europe and Asia, as well as increased usage of GFI’s ForexMatch® electronic trading platform.  Our financial product headcount increased by 55 to 324 employees at June 30, 2011 from 269 employees at June 30, 2010.

•                  The decrease in commodity product brokerage revenues of $0.8 million, or 0.8%, in 2011 was primarily attributable to lower trading volumes caused by uncertain global economic conditions, as well as competitive pressures in certain markets, both of which offset revenues from new desks. Our commodity product brokerage personnel headcount increased by 23 to 316 employees at June 30, 2011 from 293 employees at June 30, 2010.

Clearing Services Revenue

•                  Clearing services revenues were $55.4 million for the six months ended June 30, 2011.  These revenues are entirely related to the operations of Kyte, which we acquired on July 1, 2010. As a result, there is no comparable revenue for clearing services in the second quarter of 2010.  Kyte uses the services of third parties who act as general clearing members to clearing houses in order to clear cash and derivative products for its customers.  Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are fully reimbursed and are therefore included in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Six Months Ended June 30,
	2011	2010
Software, analytics and market data	$35,491	$29,419
Equity in net earnings (losses) of unconsolidated businesses	5,683	11
Remeasurement of foreign currency transactions and balances	4,046	(9,336)
Net realized and unrealized (losses) gains from foreign currency hedges	(10,358)	10,823
Interest income on short-term investments	768	317
Interest income from clearing services	1,012	—
Other	4,231	864
Total other revenues	$40,873	$32,098

Other revenues increased by $8.8 million in the first six months of 2011 to $40.9 million from $32.1 million in the same period in 2010. This increase was largely related to (i) $5.7 million equity in net earnings (losses) of unconsolidated businesses, which was primarily related to equity method investments in certain Kyte backed traders and brokerage operations acquired on July 1, 2010, for which there is no comparable amount in the prior period, (ii) an increase in our software, analytics and market data revenues of $6.1 million, which was attributable to an increase in software revenues at our Trayport subsidiary, (iii) a net increase of $13.4 million related to the remeasurement of foreign currency transactions and balances and (iv) a net increase of $3.4 million in Other, which was primarily related to certain other Kyte operations for which there is no comparable amount in the prior period. The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions. Offsetting this increase is a net decrease of $21.2 million in net realized and unrealized losses related to hedges of certain non-U.S. dollar assets, as well as hedges of current and anticipated revenues denominated in foreign currencies.

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

•                  Transaction fees on clearing services were $53.8 million in the six months ended June 30, 2011. These costs are entirely related to the clearing operations of Kyte, which we acquired on July 1, 2010. As a result, there is no comparable expense in the six months ended June 30, 2010.

•                  The decrease in transaction fees on brokerage services of $2.3 million, or 15.3%, in 2011 as compared to 2010 was primarily due to the decline in the amount of business conducted by our cash equities and cash fixed income brokerage businesses. Transaction fees on brokerage services as a percentage of our total revenues from principal transactions decreased to 10.2% for 2011, from 12.8% in 2010, as our cash equities business decreased relative to our cash fixed income business. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Transaction fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, transaction fees also include fees incurred in certain equity transactions executed on an agency basis.

Expenses

The following table sets forth the changes in expenses for the six months ended June 30, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2011	%*	2010	%*	Increase	%**
Expenses
Compensation and employee benefits	$306,320	70.0%	$285,772	68.8%	$20,548	7.2%
Communications and market data	30,177	6.9	22,581	5.4	7,596	33.6
Travel and promotion	20,401	4.7	18,234	4.4	2,167	11.9
Rent and occupancy	11,861	2.7	10,686	2.6	1,175	11.0
Depreciation and amortization	19,675	4.5	16,028	3.9	3,647	22.8
Professional fees	12,775	2.9	12,844	3.1	(69)	(0.5)
Interest on borrowings	6,212	1.4	5,305	1.3	907	17.1
Other expenses	12,206	2.8	9,453	2.2	2,753	29.1
Total other expenses	$419,627	95.9%	$380,903	91.7%	$38,724	10.2%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010

Compensation and Employee Benefits

•                  The increase in compensation and employee benefits expenses of $20.5 million in the first six months of 2011 was, in large part, attributable to $9.9 million of compensation expense related to Kyte for which there is no comparable amount in the prior period. The increase is also due to our increased headcount for personnel for trading platform and other technology development and for back office support, higher broker salary expense related to an increase in broker headcount, as well as an increase in brokerage revenues and corresponding performance bonuses.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 70.0% for the six months ended June 30, 2011 compared to 68.8% for the same period in the prior year. The higher compensation rate is primarily due to lower broker productivity combined with our investment in brokerage, technology and other back office staff.

•                  Performance bonus expense represented 46.1% and 48.2% of total compensation and employee benefits expense for the six months ended June 30, 2011 and 2010, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus amortization, which includes the amortization of cash sign-on bonuses initially paid in prior periods, represented 6.2% and 6.9% of total compensation and employee benefits expense for the six months ended June 30, 2011 and 2010, respectively.

All Other Expenses

•                  The increase in communications and market data of $7.6 million in the first six months of 2011 was due, in part, to $5.4 million of such expenses related to Kyte for which there is no comparable amount in the prior period, as well as our increased brokerage headcount and upgrades of existing systems.

•                  The increase in travel and promotion was primarily attributable to increased broker headcount. Travel and promotion, as a percentage of revenues, net of interest and transaction—based expenses for the six months ended June 30, 2011, increased to 4.7% from 4.4% for the same period from the prior year.

•                  The increase in depreciation and amortization of $3.6 million was primarily due to our acquisitions in the second half of 2010, as well as investments in new desks and technology in 2010.

•                  Other expenses increased $2.8 million in the six months ended June 30, 2011 from the same period in the prior year, which was due, in large part, to variances in value added tax from our European operations and legal settlements.

•                  Our effective tax rate was 26.0% for the six months ended June 30, 2011 as compared to 31.0% for the same period in the prior year. The reduction in the effective tax rate was primarily due to a shift in the geographic mix of our earnings in favor of jurisdictions with lower tax rates.

Segment Results for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended June 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$76,109	$91,508	$21,870	$37,578	$16,666	$243,731
Revenues, net of interest and transaction-based expenses	72,728	88,780	21,853	9,980	16,942	210,283
Other expenses	51,849	65,716	16,650	7,881	60,357	202,453
Income (loss) before income taxes	20,879	23,064	5,203	2,099	(43,415)	7,830

	Three Months Ended June 30, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$72,894	$101,465	$20,207	$—	$14,930	$209,496
Revenues, net of interest and transaction-based expenses	68,466	97,997	20,196	—	15,283	201,942
Other expenses	53,153	65,219	15,724	—	53,467	187,563
Income (loss) before income taxes	15,313	32,778	4,472	—	(38,184)	14,379

Total Revenues

•                  Total revenues for Americas Brokerage increased $3.2 million, or 4.4%, to $76.1 million for the three months ended June 30, 2011 from $72.9 million for the three months ended June 30, 2010. Total revenues for EMEA Brokerage decreased $10.0 million, or 9.9%, to $91.5 million for the three months ended June 30, 2011 from $101.5 million for the three months ended June 30, 2010. Total revenues for Asia Brokerage increased $1.7 million, or 8.4%, to $21.9 million for the three months ended June 30, 2011 from $20.2 million for the three months ended June 30, 2010.  Total revenues for our three brokerage segments decreased by $5.1 million, or 2.6%, to $189.5 million for the three months ended June 30, 2011 from $194.6 million for the three months ended June 30, 2010. The decrease in total revenues for our brokerage segments was primarily due to decreases in brokerage revenue in our fixed income, commodity and equity product areas, partially offset by increases in our financial product areas, resulting from the factors described above under “Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.”

•                  Total revenues for Clearing and Backed Trading increased $37.6 million due to clearing services revenues of $27.7 million, $2.0 million in brokerage revenues, $5.4 million in equity in net earnings (losses) of unconsolidated businesses, $0.7 million in interest income and $1.8 million in other income (loss). All of these revenues were generated by Kyte following the acquisition on July 1, 2010.

•                  Total revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other increased by $1.7 million, or 11.4%, to $16.6 million for the three months ended June 30, 2011 from $14.9 million for the three months ended June 30, 2010.  This increase was primarily related to an $8.8 million net increase in the remeasurement of underlying foreign currency balances and transactions and a $3.9 million increase in software, analytics and market data revenues, offset by an $11.0 million decrease in net realized and unrealized losses from foreign currency hedges.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased by $1.8 million, or 22.5%, to $6.1 million for the three months ended June 30, 2011 from $7.9 million for the three months ended June 30, 2010. The decrease was related to the decrease in transaction fees paid for brokerage services by our Americas and EMEA brokerage segments, which decreased by $1.0 million, or 23.6%, and $0.7 million, or 19.0%, respectively. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $27.6 million for the three months ended June 30, 2011 from zero for the same period in the prior year. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010 and are primarily due to transaction fees on clearing services of $26.8 million and interest expense from clearing services of $0.6 million.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $1.4 million, or 2.6%, to $51.8 million for the three months ended June 30, 2011 from $53.2 million for the three months ended June 30, 2010.  Other expenses for EMEA Brokerage increased $0.5 million, or 0.8%, to $65.7 million for the three months ended June 30, 2011 from $65.2 million for the three months ended June 30, 2010.  Other expenses for Asia Brokerage increased $1.0 million, or 6.4%, to $16.7 million for the three months ended June 30, 2011 from $15.7 million for the three months ended June 30, 2010. Total Other expenses for our three brokerage segments increased by $0.1 million, or 0.1%, to $134.2 million for the three months ended June 30, 2011 from $134.1 million for the three months ended June 30, 2010. The slight increase in Total Other expenses was due to an increase in communications and market data and travel and promotion expenses, offset by a decrease in compensation and employee benefits in these segments, as well as the other factors described above under “Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.”

•                  The Company records certain direct expenses, including compensation and employee benefits, to the operating segments; however, the Company does not allocate certain expenses that are managed separately at the corporate level to its operating segments.  The unallocated costs, including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses, are included in the expenses for All Other described below.  Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments.

•                  Other expenses for Clearing and Backed Trading increased $7.9 million due to compensation and benefits expense of $3.1 million, communications and market data expense of $2.5 million and all other expenses of $2.3 million. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010.

•                  Other expenses for All Other increased by $6.9 million, or 12.9%, to $60.4 million for the three months ended June 30, 2011 from $53.5 million for the three months ended June 30, 2010.  The increase was primarily due to an increase in compensation and employee benefits and other expenses.

Segment Results for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Six Months Ended June 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$153,581	$201,332	$44,446	$79,780	$26,042	$505,181
Revenues, net of interest and transaction-based expenses	146,278	195,734	44,413	24,676	26,632	437,733
Other expenses	105,348	139,775	33,528	21,346	119,630	419,627
Income (loss) before income taxes	40,930	55,959	10,885	3,330	(92,998)	18,106

	Six Months Ended June 30, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$150,731	$209,347	$39,053	$—	$31,243	$430,374
Revenues, net of interest and transaction-based expenses	141,870	202,557	39,020	—	31,949	415,396
Other expenses	108,440	132,728	30,250	—	109,485	380,903
Income (loss) before income taxes	33,430	69,829	8,770	—	(77,536)	34,493

Total Revenues

•                  Total revenues for Americas Brokerage increased $2.9 million, or 1.9%, to $153.6 million for the six months ended June 30, 2011 from $150.7 million for the six months ended June 30, 2010. Total revenues for EMEA Brokerage decreased $8.0 million, or 3.8%, to $201.3 million for the six months ended June 30, 2011 from $209.3 million for the six months ended June 30, 2010. Total revenues for Asia Brokerage increased $5.3 million, or 13.6%, to $44.4 million for the six months ended June 30, 2011 from $39.1 million for the six months ended June 30, 2010.  Total revenues for our three brokerage segments increased by $0.2 million, or 0.1%, to $399.3 million for the six months ended June 30, 2011 from $399.1 million for the six months ended June 30, 2010. The increase in total revenues for our brokerage segments was primarily due to increases in brokerage revenue in our financial product areas, partially offset by decreases in brokerage revenue in our fixed income, equity and commodity product areas, resulting from the factors described above under “Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.”

•                  Total revenues for Clearing and Backed Trading increased $79.8 million due to $55.3 million of clearing services revenues, $10.6 million in brokerage revenues, $9.1 million in equity in net earnings (losses) of unconsolidated businesses, $1.0 million in interest income and $3.7 million in other income (loss). All of these revenues were generated by Kyte following the acquisition on July 1, 2010.

•                  Total revenues for All Other primarily consisted of revenues generated from sales of software, analytics and market data.  Total revenues from All Other decreased by $5.2 million, or 16.7%, to $26.0 million for the six months ended June 30, 2011 from $31.2 million for the six months ended June 30, 2010.  This decrease was primarily related to a $21.2 million decrease in net realized and unrealized losses from foreign currency hedges and a $3.4 million increase in equity in net losses of unconsolidated businesses, offset by a $6.1 million increase in software, analytics and market data revenues and a $13.4 million net increase in the remeasurement of underlying foreign currency balances and transactions.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased by $2.8 million, or 17.8%, to $12.9 million for the six months ended June 30, 2011 from $15.7 million for the six months ended June 30, 2010. The decrease was related to the decrease in transaction fees paid for brokerage services by our Americas and EMEA brokerage segments, which decreased by $1.6 million, or 17.6%, and $1.2 million, or 17.6%, respectively. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $55.1 million for the six months ended June 30, 2011 from zero for the same period in the prior year. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010 and are primarily due to transaction fees on clearing services of $53.8 million.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $3.1 million, or 2.9%, to $105.3 million for the six months ended June 30, 2011 from $108.4 million for the six months ended June 30, 2010.  Other expenses for EMEA Brokerage increased $7.1 million, or 5.4%, to $139.8 million for the six months ended June 30, 2011 from $132.7 million for the six months ended June 30, 2010.  Other expenses for Asia Brokerage increased $3.2 million, or 10.6%, to $33.5 million for the six months ended June 30, 2011 from $30.3 million for the six months ended June 30, 2010. Total Other expenses for our three brokerage segments increased by $7.3 million, or 2.7%, to $278.6 million for the six months ended June 30, 2011 from $271.4 million for the six months ended June 30, 2010. The increase was due to an increase in compensation and employee benefits, communications and market data and travel and promotion expenses, as well as the other factors described above under “Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.”

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

•                  Other expenses for Clearing and Backed Trading increased $21.3 million due to compensation and benefits expense of $9.9 million, communications and market data expense of $5.4 million and all other expenses of $6.0 million.  All of these expenses were incurred by Kyte following the acquisition on July 1, 2010.

•                  Other expenses for All Other increased by $10.1 million, or 9.2%, to $119.6 million for the six months ended June 30, 2011 from $109.5 million for the six months ended June 30, 2010.  The increase was primarily due to an increase in compensation and employee benefits and other expenses.

Quarterly Results of Operations (Unaudited)

The following table sets forth, by quarter, our unaudited statement of operations data for the period from July 1, 2009 to June 30, 2011. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business. In the fourth quarter of 2010, we changed our presentation of certain revenues and expenses in the Statements of Income, including the adjustment of prior periods. See Note 2 to our Condensed Consolidated Financial Statements in Part I — Item 1 for further discussion.

	Quarter Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(dollars in thousands)
Revenues
Agency commissions	$136,513	$147,483	$127,774	$125,011	$137,624	$143,830	$115,043	$119,396
Principal transactions	54,475	70,487	49,064	49,677	56,526	60,296	53,608	64,989
Total brokerage revenues	190,988	217,970	176,838	174,688	194,150	204,126	168,651	184,385
Clearing services revenues	27,680	27,670	20,325	21,553	—	—	—	—
Interest income from clearing services	670	342	439	232	—	—	—	—
Equity in net earnings (losses) of unconsolidated businesses (1)	4,757	926	2,088	1,875	(92)	103	7	288
Software, analytics and market data	18,403	17,088	16,313	14,905	14,519	14,900	14,649	13,627
Other income (loss) (2)	1,233	(2,546)	6,235	(3,263)	919	1,749	2,260	(5,766)
Total revenues	243,731	261,450	222,238	209,990	209,496	220,878	185,567	192,534
Interest and transaction-based expenses
Transaction fees on clearing services	26,752	27,069	19,189	20,729	—	—	—	—
Transaction fees on brokerage services	6,079	6,605	6,348	5,887	7,554	7,424	6,988	7,153
Interest expense from clearing services	617	326	289	138	—	—	—	—
Total interest and transaction-based expenses	33,448	34,000	25,826	26,754	7,554	7,424	6,988	7,153
Revenues, net of interest and transaction-based expenses	210,283	227,450	196,412	183,236	201,942	213,454	178,579	185,381
Expenses
Compensation and employee benefits	146,839	159,481	139,131	133,345	141,109	144,663	156,053	135,139
Communications and market data	15,106	15,071	13,210	13,788	10,695	11,886	11,864	11,661
Travel and promotion	10,198	10,203	10,618	8,665	9,341	8,893	9,509	8,280
Rent and occupancy (3)	5,988	5,873	5,860	5,867	5,255	5,431	5,343	5,470
Depreciation and amortization	9,801	9,874	9,552	8,851	7,844	8,184	7,959	7,680
Professional fees	5,672	7,103	6,050	7,055	6,247	6,597	4,674	4,508
Interest on borrowings	3,276	2,936	2,692	3,066	2,730	2,575	2,645	2,769
Other expenses (1),(3)	5,573	6,633	8,604	5, 984	4,342	5,111	6,053	5,458
Total other expenses	202,453	217,174	195,717	186,621	187,563	193,340	204,100	180,965
Income (loss) before provision for (benefit from) income taxes	7,830	10,276	695	(3,385)	14,379	20,114	(25,521)	4,416
Provision for (benefit from) income taxes	2,036	2,672	(3,759)	(1,050)	3,955	6,738	(11,070)	1,633
Net income (loss) before attribution to non-controlling shareholders	5,794	7,604	4,454	(2,335)	10,424	13,376	(14,451)	2,783
Less: Net (loss) income attributable to non-controlling interests	(357)	858	153	151	—	—	—	—
GFI’s net income (loss)	$6,151	$6,746	$4,301	$(2,486)	$10,424	$13,376	$(14,451)	$2,783

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Revenues
Agency commissions	64.9%	64.8%	65.1%	68.2%	68.1%	67.4%	64.4%	64.4%
Principal transactions	25.9	31.0	25.0	27.1	28.0	28.2	30.0	35.1
Total brokerage revenues	90.8	95.8	90.1	95.3	96.1	95.6	94.4	99.5
Clearing services revenues	13.2	12.2	10.4	11.8	—	—	—	—
Interest income from clearing services	0.3	0.1	0.2	0.1	—	—	—	—
Equity in net earnings (losses) of unconsolidated businesses (1)	2.3	0.4	1.0	1.0	(0.1)	0.1	0.0	0.1
Software, analytics and market data	8.7	7.5	8.3	8.1	7.2	7.0	8.2	7.4
Other income (loss) (2)	0.6	(1.1)	3.2	(1.7)	0.5	0.8	1.3	(3.1)
Total revenues	115.9	114.9	113.2	114.6	103.7	103.5	103.9	103.9
Interest and transaction-based expenses
Transaction fees on clearing services	12.7	11.9	9.8	11.3	—	—	—	—
Transaction fees on brokerage services	2.9	2.9	3.2	3.2	3.7	3.5	3.9	3.9
Interest expense from clearing services	0.3	0.1	0.2	0.1	—	—	—	—
Total interest and transaction-based expenses	15.9	14.9	13.2	14.6	3.7	3.5	3.9	3.9
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	69.8	70.1	70.9	72.8	69.9	67.8	87.4	72.9
Communications and market data	7.2	6.6	6.7	7.5	5.3	5.6	6.6	6.3
Travel and promotion	4.8	4.5	5.4	4.7	4.6	4.2	5.3	4.5
Rent and occupancy (3)	2.8	2.6	3.0	3.2	2.6	2.5	3.0	3.0
Depreciation and amortization	4.7	4.4	4.9	4.8	3.9	3.8	4.5	4.1
Professional fees	2.7	3.1	3.1	3.8	3.1	3.1	2.6	2.4
Interest on borrowings	1.6	1.3	1.4	1.7	1.4	1.2	1.5	1.5
Other expenses (1),(3)	2.7	2.9	4.2	3.3	2.1	2.4	3.4	2.9
Total other expenses	96.3%	95.5%	99.6%	101.8%	92.9%	90.6%	114.3%	97.6%
Income (loss) before provision for (benefit from) income taxes	3.7	4.5	0.4	(1.8)	7.1	9.4	(14.3)	2.4
Provision from (benefit for) income taxes	1.0	1.2	(1.9)	(0.5)	2.0	3.1	(6.2)	0.9
Net income (loss) before attribution to non-controlling shareholders	2.7	3.3	2.3	(1.3)	5.1	6.3	(8.1)	1.5
Less: Net (loss) income attributable to non-controlling interests	(0.2)	0.4	0.1	0.1	—	—	—	—
GFI’s net income (loss)	2.9%	2.9%	2.2%	(1.4)%	5.1%	6.3%	(8.1)%	1.5%

(1)          Certain amounts related to equity in net earnings (losses) of unconsolidated businesses totaling $1,448, $(235), $(243), $92, $(103), $(7), $(288) for the three months ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively, were previously presented in the “Other expenses” line item in the Condensed Consolidated Statements of Income. In order to enhance transparency in the presentation of the Consolidated Statements of Income and to provide a clearer picture of the financial performance of the Company’s equity method investees, these amounts have been reclassified to the “Equity in net earnings (losses) of unconsolidated businesses” line item.

(2)          Interest income on short-term investments was previously presented in a line item called “Interest income” and has been combined into “Other income (loss)” to conform with the presentation for the three month period ended December 31, 2010. The amounts that were combined for interest income for each period presented above were as follows:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(dollars in thousands)
Interest income	$682	$77	$240	$148	$172

(3)          Certain amounts totaling $538 related to insurance expense were previously presented in the “Rent and occupancy” line item in the consolidated statements of income for the three month period ended September 30, 2009, but should have been presented in “Other expenses” in the consolidated statements of income for that period. This amount has been properly reclassified to “Other expenses” for that period.

Liquidity and Capital Resources

Net cash used in operating activities was $2.4 million for the six months ended June 30, 2011, as compared to $17.2 million in cash provided by operating activities for the six months ended June 30, 2010, a decrease of $19.6 million. This decrease was due in part to a $10.4 million decrease in net income before attribution to non-controlling shareholders, from $23.8 million for the six months ended June 30, 2010 to $13.4 million for the six months ended June 30, 2011. The decrease is also attributable to a $15.8 million increase in working capital employed in the business for the six months ended June 30, 2011 relative to the same period in 2010. The increase in working capital employed in the business was primarily due to a $59.2 million increase related to changes in net receivables from brokers, dealers and clearing organizations, a $15.2 million increase related to changes in commissions receivable, offset by a $22.5 million reduction in working capital due to changes in accrued compensation and accounts payable, a $21.9 million decrease in working capital related to clearing organizations, and a $13.2 million increase in the change in other liabilities.

Offsetting the decrease in net income and additional working capital employed in the business were items which reconcile net income to net cash used in operating activities such as depreciation and amortization, share-based compensation expense, and unrealized foreign currency gains and losses as compared to the six months ended June 30, 2010.

Net cash used in investing activities for the six months ended June 30, 2011 was $25.4 million compared to $7.8 million used in the six months ended June 30, 2010. The increase in cash used for investing activities was primarily related to an increase of $15.3 million in net payments due to the settlement of foreign exchange derivative hedge contracts and an increase in purchases of property, equipment and leasehold improvements of $3.5 million. These increases were slightly offset by a decrease of $3.9 million in purchases of certain cost and equity method investments.

Net cash used in financing activities for the six months ended June 30, 2011 was $31.2 million, as compared to $33.6 million in cash used in financing activities for the six months ended June 30, 2010. This decrease was primarily related to a decrease in net borrowings of $10.0 million under our second amended and restated credit agreement (as amended and restated, the “Credit Agreement”) with Bank of America, N.A and certain other lenders for the six months ended June 30, 2011 relative to the same period in 2010. This was offset by net increases of $5.7 million in purchases of treasury stock and $2.4 million in cash paid for taxes on the vesting of RSUs. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

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

We believe that, based on current levels of operations, our cash from operations, together with cash currently available and our ability to borrow additional funds under our Credit Agreement will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

As discussed in Note 16 to the Condensed Consolidated Financial Statements, on July 19, 2011, we issued $250 million aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due 2018 in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended.  These notes were priced to investors at 100% of their principal amount.  Transaction costs of approximately $9.0 million related to the 8.375% Senior Notes will be deferred and amortized over the term of the notes.

The 8.375% Senior Notes mature on July 19, 2018.  Interest on these notes accrues at a rate of 8.375% per annum and is payable, commencing on January 19, 2012, semi-annually in arrears on July 19 and January 19 of each year.

We used $135.3 million of the net proceeds from the Offering to repay all outstanding amounts, including accrued and unpaid interest, under the Credit Agreement.  We also used $67.8 million of the net proceeds of the Offering to redeem all of our existing senior secured notes due in January 2013 (the “Senior Notes”), including all accrued and unpaid interest thereunder, and to pay all premiums and transaction expenses associated therewith.

As a result of the Offering, the available borrowing capacity under the Credit Agreement decreased from $200.0 million to $129.5 million. Pursuant to the terms of the Credit Agreement, following the redemption of the Senior Notes, we will no longer be required to secure amounts outstanding under the Credit Agreement with substantially all of our assets and certain assets of our subsidiaries.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$110,841	$14,525	$23,792	$14,321	$58,203
Short-term borrowings (1)	135,000	135,000	—	—	—
Interest on Long-term obligations	8,604	4,302	4,302	—	—
Long-term obligations	60,000	—	60,000	—	—
Purchase obligations (2)	28,936	21,283	6,642	1,011	—
Total	$343,381	$175,110	$94,736	$15,332	$58,203

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

We have recognized tax liabilities in respect of uncertain tax positions (net of the federal benefit on state positions) of approximately $8.9 million, including interest of $0.2 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2011.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard requires entities to report the components of comprehensive income  in either in (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2010 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the six months ended June 30, 2011.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the six months ended June 30, 2011.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $5.7 million as of June 30, 2011.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended June 30, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April
Stock Repurchase Program (a)	406,250	$4.90	406,250	8,366,062
Employee Transactions (b)	74,926	$5.11	N/A	N/A

May
Stock Repurchase Program (a)	493,158	$4.70	493,158	7,872,904
Employee Transactions (b)	97,921	$4.53	N/A	N/A

June
Stock Repurchase Program (a)	893,159	$4.44	893,159	6,979,745
Employee Transactions (b)	56,050	$4.59	N/A	N/A

Total
Stock Repurchase Program (a)	1,792,567	$4.61	1,792,567	6,979,745
Employee Transactions (b)	228,897	$4.73	N/A	N/A

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

(c)  Amounts disclosed in this column include the number of RSUs management reasonably anticipates will be granted in the current calendar year less the number of shares repurchased by the Company on the open market for the current calendar year through June 30, 2011.

ITEM 6.                    EXHIBITS

Exhibits:

Exhibit No.	Description
4.1	Form of 8.375% Senior Note due 2018 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 22, 2011).
4.2

Indenture, dated as of July 19, 2011, by and between GFI Group Inc., as Issuer, and The Bank of New York Mellon Trust Company, N. A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group, Inc. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 22, 2011).

4.3

Registration Rights Agreement, dated as of July 19, 2011, by and between GFI Group Inc. and Jefferies & Company, Inc., relating to the GFI Group Inc.’s 8.375% Senior Notes due 2018. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 22, 2011).

15	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(*) Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2011 and December 31, 2010, ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010 iii) the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2011 and 2010,  iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless GFI Group, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2011.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)