Form 10-Q
period 2011-09-30
GFI Group Inc.
filed 2011-11-09
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of shares of registrant’s common stock outstanding on October 31, 2011 was 119,336,435.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$252,505	$313,875
Cash segregated under federal and other regulations	10,013	24,927
Deposits with clearing organizations	29,338	26,845
Commissions receivable, net of allowance for doubtful accounts of $1,546 and $1,591 at September 30, 2011 and December 31, 2010, respectively	120,548	103,010
Receivables from brokers, dealers and clearing organizations	1,082,040	243,811
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of $146,072 and $130,479 at September 30, 2011 and December 31, 2010, respectively	61,630	60,612
Goodwill	266,655	268,288
Intangible assets, net	61,031	66,816
Other assets	214,390	162,840
TOTAL ASSETS	$2,098,150	$1,271,024

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$100,640	$112,535
Accounts payable and accrued expenses	62,977	64,672
Payables to brokers, dealers and clearing organizations	737,164	172,418
Payables to clearing services customers	324,862	125,968
Short-term borrowings, net	—	132,703
Long-term obligations, net	250,000	59,743
Other liabilities	143,366	111,163
Total Liabilities	$1,619,009	$779,202
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 131,188,195 and 128,703,324 shares issued at September 30, 2011 and December 31, 2010, respectively	1,312	1,287
Additional paid in capital	361,519	350,230
Retained earnings	183,718	183,016
Treasury stock, 12,009,746 and 6,577,833 shares of common stock at cost, at September 30, 2011 and December 31, 2010, respectively	(65,418)	(43,433)
Accumulated other comprehensive loss	(3,632)	(389)
Total Stockholders’ Equity	477,499	490,711
Non-controlling interests	1,642	1,111
Total Equity	479,141	491,822
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,098,150	$1,271,024

See notes to condensed consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Agency commissions	$151,446	$125,011	$435,442	$406,465
Principal transactions	61,711	49,677	186,673	166,499
Total brokerage revenues	213,157	174,688	622,115	572,964
Clearing services revenues	31,872	21,553	87,222	21,553
Interest income from clearing services	606	232	1,618	232
Equity in net earnings of unconsolidated businesses(1)	4,260	1,875	9,943	1,886
Software, analytics and market data	18,837	14,905	54,328	44,324
Other income (loss)(1)	7,230	(3,263)	5,917	(595)
Total revenues	275,962	209,990	781,143	640,364
Interest and transaction-based expenses
Transaction fees on clearing services	30,388	20,729	84,209	20,729
Transaction fees on brokerage services	6,673	5,887	19,357	20,865
Interest expense from clearing services	439	138	1,382	138
Total interest and transaction-based expenses	37,500	26,754	104,948	41,732
Revenues, net of interest and transaction-based expenses	238,462	183,236	676,195	598,632
Expenses
Compensation and employee benefits	159,980	133,345	466,300	419,117
Communications and market data	15,187	13,788	45,364	36,369
Travel and promotion	9,723	8,665	30,124	26,899
Rent and occupancy	6,322	5,867	18,183	16,553
Depreciation and amortization	9,990	8,851	29,665	24,879
Professional fees	6,866	7,055	19,641	19,899
Interest on borrowings	12,035	3,066	18,247	8,371
Other expenses(1)	9,353	5,984	21,559	15,437
Total other expenses	229,456	186,621	649,083	567,524
Income (loss) before provision for (benefit from) income taxes	9,006	(3,385)	27,112	31,108
Provision for (benefit from) income taxes	2,884	(1,050)	7,592	9,643
Net income (loss) before attribution to non-controlling shareholders	6,122	(2,335)	19,520	21,465
Less: Net income attributable to non-controlling interests	57	151	558	151
GFI’s net income (loss)	$6,065	$(2,486)	$18,962	$21,314

Earnings (loss) per share available to common shareholders
Basic	$0.05	$(0.02)	$0.16	$0.18
Diluted	$0.05	$(0.02)	$0.15	$0.17
Weighted average shares outstanding
Basic	117,717,234	121,943,158	119,187,808	120,059,960
Diluted	125,420,736	121,943,158	127,052,814	124,665,379
Dividends declared per share of common stock	$0.05	$0.05	$0.15	$0.15

(1)          As adjusted — see Note 2

See Note 2 for discussion of change in presentation made in 2010

See notes to condensed consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss) before attribution to non-controlling shareholders	$6,122	$(2,335)	$19,520	$21,465
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax(1)	(4,125)	3,872	(2,246)	3,051
Unrealized (loss) gain on available-for-sale securities, net of tax(2)	(742)	153	(997)	(127)
Comprehensive income	1,255	1,690	16,277	24,389
Net income attributable to non-controlling interests	57	151	558	151
Other comprehensive (loss) income attributable to non-controlling interests	—	—	(129)	—
GFI’s comprehensive income	$1,198	$1,539	$15,848	$24,238

(1)          Amounts are net of (benefit from) provision for income taxes of $(2,957) and $2,884 for the three months ended September 30, 2011 and 2010, respectively. Amounts are net of (benefit from) provision for income taxes of $(1,678) and $2,297 for the nine months ended September 30, 2011 and 2010, respectively.

(2)          Amounts are net of (benefit from) provision for income taxes of $(275) and $59 for the three months ended September 30, 2011 and 2010, respectively. Amounts are net of (benefit from) income taxes of $(373) and $(50) for the nine months ended September 30, 2011 and 2010, respectively.

See notes to condensed consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling shareholders	$19,520	$21,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,665	24,879
Amortization of loan fees	1,162	701
Provision for doubtful accounts	5	(276)
Share-based compensation	23,186	20,189
(Benefit from) provision for deferred taxes	(11,895)	(9,886)
Losses (gains) on foreign exchange derivative contracts, net	3,154	(2,659)
Gains from equity method investments, net	(2,958)	(181)
Tax (benefit) expense related to share-based compensation	(425)	1,679
Other non-cash charges, net	5,038	(35)
Decrease (increase) in operating assets:
Cash segregated under federal and other regulations	14,914	(4,045)
Deposits with clearing organizations	(2,493)	(11,110)
Commissions receivable	(17,486)	(5,402)
Receivables from brokers, dealers and clearing organizations	(838,229)	(219,206)
Other assets	(16,529)	(20,410)
(Decrease) increase in operating liabilities:
Accrued compensation	(11,895)	(14,659)
Accounts payable and accrued expenses	(1,695)	(15,000)
Payables to brokers, dealers and clearing organizations	564,746	188,690
Payables to clearing services customers	198,909	48,584
Other liabilities	24,582	31,304
Cash (used in) provided by operating activities	(18,724)	34,622
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired, and purchases of intangible and other assets	(3,300)	(12,508)
Issuance of notes receivable	(2,953)	(800)
Proceeds from notes receivable	882	1,000
Proceeds from other investments	1,062	789
Purchases of other investments	(6,875)	(19,985)
Purchase of property, equipment and leasehold improvements	(17,840)	(11,790)
Proceeds on foreign exchange derivative contracts	4,081	11,597
Payments on foreign exchange derivative contracts	(10,255)	(6,427)
Cash used in investing activities	(35,198)	(38,124)

Continued on next page.

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	55,000	40,000
Repayment of short-term borrowings	(190,000)	(25,000)
Proceeds from long-term obligations	250,000	—
Repayment of long-term obligations	(60,000)	—
Purchases of treasury stock	(25,868)	(11,630)
Cash dividends paid	(18,260)	(17,972)
Payment of loan fees	(8,832)	(449)
Proceeds from exercise of stock options	73	511
Cash paid for taxes on vested restricted stock units	(8,577)	(6,317)
Payment of contingent consideration liabilities	(1,486)	—
Tax benefit (expense) related to share-based compensation	425	(1,679)
Cash used in financing activities	(7,525)	(22,536)
Effects of exchange rate changes on cash and cash equivalents	77	1,685
DECREASE IN CASH AND CASH EQUIVALENTS	(61,370)	(24,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	313,875	342,379
CASH AND CASH EQUIVALENTS, END OF PERIOD	$252,505	$318,026
SUPPLEMENTAL DISCLOSURE:
Interest paid	$15,261	$9,260
Income taxes paid, net of refunds	$11,073	$13,546

Non-Cash Investing and Financing Activities:

During the nine months ended September 30, 2010, in connection with the business combinations described in Note 4, the Company recorded $27,314 within Other liabilities and recorded the following items within Stockholders’ Equity: $20,088 related to the issuance of 3,492,095 shares of the Company’s common stock and $7,620 related to 1,339,158 contingently issuable shares of the Company’s common stock.  Additionally, during the nine months ended September 30, 2010 the Company recorded $2,286 with respect to the issuance of 414,938 shares of the Company’s common stock in connection with the investment described in Note 5.

See notes to condensed consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.      ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides brokerage services, clearing services, trading system software and market data and analytical software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited (“Fenics”), Trayport Limited (“Trayport”), and The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). As of September 30, 2011, Jersey Partners, Inc. (“JPI”) owned approximately 42% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

When the Company acquired Kyte on July 1, 2010, it determined that a certain investment in an unconsolidated affiliate should be accounted for under the cost method. During the second quarter of 2011, the Company concluded that this investment should have been accounted for under the equity method since the acquisition date. During the nine months ending September 30, 2011, the Company recorded $1,490 of pre-tax income, representing the Company’s cumulative share of equity in earnings of the investment from the third quarter of 2010 through the first quarter of 2011. Additionally, during the second quarter of 2011, the Company recorded an adjustment of $2,925 to its purchase price allocation for Kyte related to all pre-acquisition earnings in this investee not previously recognized by Kyte. The Company adjusted residual goodwill accordingly. See Note 4 for discussion of the adjustment to goodwill.

During the second quarter of 2011, the Company changed the name of its income statement line item “Equity in earnings (losses) of unconsolidated brokerage businesses” to “Equity in net earnings (losses) of unconsolidated businesses” in order to better describe the results included in this line item to financial statement users. In addition, certain amounts related to equity in net earnings (losses) of unconsolidated businesses totaling $(1,448) for the nine months ended September 30, 2011 and $243 and $254 for the three and nine months ended September 30, 2010, respectively, were previously presented in the “Other expenses” line item in the Condensed Consolidated Statements of Operations. In order to enhance transparency in the presentation of the Condensed Consolidated Statements of Operations and to provide a clearer picture of the financial performance of the Company’s equity method investees, these amounts have been reclassified to the “Equity in net earnings (losses) of unconsolidated businesses” line item.

Interest income on short-term investments for the three and nine months ended September 30, 2010 totaling $682 and $999, respectively, was previously presented in a line item called “Interest income” but has been combined with “Other income (loss)” to conform with the current year’s presentation.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In the fourth quarter of 2010, the Company changed its presentation of certain revenues and expenses in the Condensed Consolidated Statements of Operations, and adjusted the prior periods accordingly. In order to enhance transparency in the presentation of the Condensed Consolidated Statements of Operations and to provide a clearer picture of the financial performance of the Company’s operations, the Company adjusted its presentation of certain revenues and expenses as follows:

•                  Revenues that were previously presented as “Interest income” have been presented as “Interest income from clearing services” and “Other income (loss)” to present the portion of income that relates to clearing services separate from interest income earned on short-term investments. Interest income earned on short-term investments is included in “Other income (loss).”

•                  Expenses have been presented in the following two components: (1) Interest and transaction-based expenses and (2) Other expenses, in order to present the subtotal “Revenues, net of interest and transaction-based expenses” on the Condensed Consolidated Statements of Operations. “Revenues, net of interest and transaction-based expenses” represent revenues, net of direct, incremental costs incurred to obtain those revenues. Expenses that were previously reported as “Clearing fees” have been presented as “Transaction fees on clearing services” and “Transaction fees on brokerage services” in order to more clearly present the nature of the expense in relation to the Company’s revenues. These accounts are included within “Interest and transaction-based expenses” as they are directly attributable to the Company’s clearing and brokerage revenues.

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

The Company does not believe the adjustments made above are material to our condensed consolidated financial statements for these periods.

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

Consolidation Policies—The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, the equity interests that are not owned by the Company are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Condensed Consolidated Statements of Operations, and the portion of the shareholders’ equity of such subsidiaries is presented as Non-controlling interests in the Condensed Consolidated Statements of Financial Condition.

Variable Interest Entities—The Company determines whether the Company holds any interests in entities deemed to be a variable interest entity (“VIE”). A VIE is an entity that either (i) has equity investors that lack certain essential characteristics of a controlling financial interest or (ii) does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of September 30, 2011, the Company holds variable interests in certain VIEs. One of these VIEs is consolidated as it is determined that the Company is the primary beneficiary. The remaining VIEs are not consolidated as it is determined that the Company is not the primary beneficiary. See Note 13 for disclosures on Variable Interest Entities.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At September 30, 2011 and December 31, 2010, the Company had equity method investments with a carrying value of $38,339 and $30,057, respectively. Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments — Other (“ASC 325-10”). At September 30, 2011 and December 31, 2010, the Company had cost method investments of $3,645 and $3,116, respectively. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

During the three months ended March 31, 2011, the Company recorded a $1,863 loss related to the accounting impact of an increased ownership stake in an equity method investment previously accounted for under the cost method. This loss was also reflected in the Company’s results for the nine months ended September 30, 2011.

During the three and nine months ended September 30, 2011, the Company recorded a $2,255 write-down related to an equity method investment that was determined to be other-than-temporarily impaired in accordance with ASC 323-10. The value of the Company’s ownership interest in the entity was evaluated in light of the impact of recent and projected operating results of the investee. The decline in current and projected cash flows resulted in the value of the Company’s ownership interest being less than the carrying amount of its investment. This write-down has been reflected in Other expenses.

The Company accounts for its marketable equity securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments designated as available-for-sale are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company’s available-for-sale securities was $3,573 and $4,925 as of September 30, 2011 and December 31, 2010, respectively.

All of the Company’s investments are included in Other assets in the Condensed Consolidated Statements of Financial Condition.

Fair Value of Financial Instruments—In accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), the Company estimates fair values of financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and, accordingly, changes in assumptions or in market conditions could adversely affect the estimates.  The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by ASC 820-10.

Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized in Other income (loss).

Derivative Financial Instruments— The Company uses foreign exchange derivative contracts to reduce the effects of fluctuations in certain receivables and payables denominated in foreign currencies. Derivative contracts are recorded at fair value and all realized and unrealized gains and losses are included in Other income (loss) in the Condensed Consolidated Statements of Operations.

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

Other Income (Loss)—Included within Other income (loss) on the Company’s Condensed Consolidated Statements of Operations are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items and gains and losses on certain investments and interest income earned on short-term investments.

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

Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders’ equity. Net gains (losses) resulting from remeasurement of foreign currency transactions and balances were $(2,735) and $3,392, respectively, for the three months ended September 30, 2011 and 2010, and $1,311 and $(5,944), respectively, for the nine months ended September 30, 2011 and 2010, and are included in “Other income (loss).”

Recent Accounting Pronouncements—In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”) Software (Topic 985) Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides additional guidance on how to determine which software, if any, relating to the tangible product would be excluded from software revenue recognition. ASU 2009-14 was effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-14 did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”) Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. ASU 2010-20 requires disclosure of additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This ASU is effective for all public companies for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures relating to loan modifications, which were subsequently extended to interim and annual filings after June 15, 2011. The adoption of ASU 2010-20 did not have a material impact on the Company’s condensed consolidated financial statements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard requires entities to report the components of comprehensive income in either in (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) “Intangibles — Goodwill and Other (Topic 350).” ASU 2011-08 amends current guidance to allow entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  The amendments in ASU 2011-08 are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company’s condensed consolidated financial statements.

3.    RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	September 30, 2011	December 31, 2010
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$737,122	$138,534
Receivable from clearing organizations and financial institutions	344,918	105,277
Total	$1,082,040	$243,811
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$538,031	$156,989
Payable to clearing organizations and financial institutions	192,185	797
Net pending trades	6,948	14,632
Total	$737,164	$172,418

Substantially all fail to deliver and fail to receive balances at September 30, 2011 and December 31, 2010 have subsequently settled at the contracted amounts.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In addition to the balances above, the Company had Payables to clearing services customers of $324,862 and $125,968 at September 30, 2011 and December 31, 2010, respectively.  These amounts represent cash payable to the Company’s clearing customers, which are held at the Company’s third party General Clearing Members and are included within Receivables from brokers, dealers and clearing organizations.

4.    GOODWILL AND INTANGIBLE ASSETS

On May 27, 2010, the Company completed the acquisition of a mortgage-backed security brokerage business for consideration of $5,095. The purchase price was comprised of 681,433 shares of the Company’s common stock with a fair value of $4,095 and contingent consideration estimated at $1,000, which was previously recorded as a liability within Other liabilities. This contingent liability was remeasured to fair value at each reporting date until the liability was settled in the current quarter. During the second quarter of 2011, the targets for this contingent consideration were achieved, which resulted in a payment of $1,000. This acquisition was accounted for as a business combination under the acquisition method. Assets acquired were recorded at fair value and the results of the acquired company have been included within the condensed consolidated financial statements since the acquisition. The purchase price was allocated among tangible and intangible assets as follows: fixed assets of $15, customer relationships of $1,700 with an estimated useful life of 6 years, non-compete agreements of $340 with an estimated useful life of 3.3 years and goodwill of $3,040. The weighted average amortization for the intangible assets is 5.6 years.

On July 1, 2010, the Company acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). The Company will acquire the residual 30% equity interest in Kyte for an additional cash payment to be made in or about the third quarter of 2013 in an amount to be determined pursuant to a formula based on Kyte’s post-acquisition earnings. Kyte has been included in the condensed consolidated financial statements as a wholly-owned subsidiary since the acquisition date, with a liability recorded for the future payment to be made in 2013. Included as part of the purchase price is £5,000 that was deposited into an escrow account with a third-party escrow agent and 1,339,158 contingently issuable shares of the Company’s common stock, all of which will be delivered to the selling shareholders of Kyte upon the satisfaction of certain conditions related to one of Kyte’s investments in a third party.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The future purchase commitment requires the Company to pay an additional cash payment based on the performance of Kyte during the three year period ending June 30, 2013. The Company elected the fair value option for this purchase commitment as of the date of acquisition and determined the fair value using the income approach. Subsequent changes in the fair value of the future purchase commitment are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations. The fair value of the future purchase commitment at the acquisition date was $19,264 which has been recorded as a liability within Other liabilities. In applying the income approach, the Company assumed a 17.7% discount rate and used forecasted financial information for Kyte for the remaining three year period ending June 30, 2013. As of September 30, 2011 and December 31, 2010, the amount accrued in the condensed consolidated financial statements increased to $22,203 and $19,604, respectively, due to an increase in the net present value of the liability due to the passage of time and foreign currency translation, offset by differences between actual results and initial forecasts and changes to the forecasted financial information for Kyte for the remaining period ending June 30, 2013.

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

On November 1, 2010, the Company purchased the remaining 67% of the shares of an over-the-counter brokerage business in the U.K. The business has been included in the condensed consolidated financial statements as a wholly-owned subsidiary since the acquisition date. The business primarily engages in executing bond trades on a matched principal basis. The allocation of the purchase price to the net assets as of November 1, 2010 consisted of the following:

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

All of the goodwill acquired was assigned to the EMEA Brokerage segment. None of the goodwill is expected to be deductible for income tax purposes.

Goodwill activity for the nine months ended September 30, 2011 is as follows:

	December 31, 2010	Goodwill acquired	Adjustments (1)	Foreign currency translation	September 30, 2011
Goodwill
Americas Brokerage	$83,289	$—	$—	$—	$83,289
EMEA Brokerage	13,895	—	—	(11)	13,884
Asia Brokerage	—	—	—	—	—
Clearing and Backed Trading	42,413	—	(1,546)	(76)	40,791
All Other	128,691	—	—	—	128,691
	$268,288	$—	$(1,546)	$(87)	$266,655

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

Intangible assets consisted of the following:

	September 30, 2011			December 31, 2010
		Accumulated			Accumulated
		amortization			amortization
		and foreign	Net		and foreign	Net
		currency	carrying	Gross	currency	carrying
	Gross amount	translation	value	amount	translation	value
Amortized intangible assets:
Customer relationships	$77,151	$25,248	$51,903	$76,951	$18,165	$58,786
Trade names	8,951	5,591	3,360	8,951	4,866	4,085
Core technology	6,400	4,502	1,898	6,400	3,686	2,714
Non-compete agreements	3,874	3,365	509	3,874	3,048	826
Favorable lease agreements	620	400	220	620	340	280
Patents	3,131	100	3,031	31	16	15
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110
Total	$100,237	$39,206	$61,031	$96,937	$30,121	$66,816

In July 2011, the Company completed an asset purchase of certain patents from a third party for consideration in the amount of $3,100.  The patents have a weighted-average useful life of approximately 6 years.

Amortization expense for the three months ended September 30, 2011 and 2010 was $3,130  and $2,114, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $9,235 and $4,941, respectively.

At September 30, 2011, expected amortization expense for the definite lived intangible assets is as follows:

2011 (remaining three months)	$2,935
2012	11,124
2013	9,139
2014	8,411
2015	8,316
Thereafter	20,996
Total	$60,921

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

6.    SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

The Company had outstanding Long-term obligations as of September 30, 2011 and December 31, 2010 as follows:

	Maturity Date	September 30, 2011	December 31, 2010
Long-term obligations:
8.375% Senior Notes	July 2018	$250,000	$—
7.17% Senior Notes	January 2013	—	59,743
Total Long-term obligations		$250,000	$59,743

8.375% Senior Notes

In July 2011, the Company issued $250,000 in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due 2018 in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended.  The notes were priced to investors at 100% of their principal amount, and mature in July 2018. Interest on these notes accrues at a rate of 8.375% per annum and is payable, commencing in January 2012, semi-annually in arrears on the 19th of January and July. Transaction costs of approximately $8,907 related to the 8.375% Senior Notes will be deferred and amortized over the term of the notes.  At September 30, 2011, unamortized deferred financing fees related to the 8.375% Senior Notes of $8,648 were recorded within Other assets and the Company was in compliance with all applicable covenants.

7.17% Senior Notes

In January 2008, pursuant to a note purchase agreement with certain institutional investors (the “2008 Note Purchase Agreement”), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the “7.17% Senior Notes”) in a private placement. In July 2011, the Company used $67,797 of the net proceeds of the Offering to redeem all of its existing 7.17% Senior Notes due 2013, including all accrued and unpaid interest thereunder, and to pay all premiums and transaction expenses associated therewith. Interest on the 7.17% Senior Notes accrued at a rate of 7.17% per annum and was payable semi-annually in arrears on the 30th of January and July. The Company’s obligations under the 7.17% Senior Notes were secured by substantially all of the assets of the Company and certain assets of the Company’s subsidiaries. The 2008 Note Purchase Agreement includes covenants with which the Company was required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At December 31, 2010, the 7.17% Senior Notes were recorded net of unamortized deferred financing fees of $257 and the Company was in compliance with all applicable covenants.

Credit Agreement

In December 2010, the Company entered into a second amended and restated credit agreement (as amended and restated, the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement matures on December 20, 2013 and provides for maximum borrowings of up to $129,500, which includes up to $50,000 for letters of credit. Revolving loans may be either base rate loans or Eurocurrency rate loans. Eurocurrency rate loans bear interest at the annualized rate of one-month LIBOR plus the application margin, letter of credit fees per annum are equal to the applicable margin times the outstanding amount drawn under such letter of credit and base rate loans bear interest at a rate per annum equal to a prime rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and Eurocurrency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In July 2011, the Company used $135,319 of the net proceeds from the Offering on the 8.375% Senior Notes to repay all then outstanding amounts, including accrued and unpaid interest, under the Credit Agreement.

As a result of the Offering, the available borrowing capacity under the Credit Agreement decreased from $200,000 to approximately $129,500.  Pursuant to the terms of the Credit Agreement, following the redemption of the 7.17% Senior Notes, the lenders released all of the security supporting the Credit Agreement and the Company is no longer required to secure amounts outstanding under the Credit Agreement with substantially all the assets of the Company and certain assets of the Company’s subsidiaries.

The Company had outstanding borrowings under its Credit Agreement as of September 30, 2011 and December 31, 2010 as follows:

	September 30, 2011	December 31, 2010
Loans Available (1)	$129,500	$200,000
Loans Outstanding	$—	$135,000

(1)          Amounts available include up to $50,000 for letters of credit as of September 30, 2011 and December 31, 2010.

The Company’s commitments for outstanding letters of credit relate to potential collateral requirements associated with its matched principal business. Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

The weighted average interest rate of the outstanding loans was 3.06% at December 31, 2010. At September 30, 2011 and December 31, 2010, unamortized deferred financing fees related to the Credit Agreement were $1,956 and $2,297, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at September 30, 2011 and December 31, 2010.

7.    STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management provided that such amounts do not exceed, during any calendar year, the number of shares issued upon exercise of stock options plus the number of shares underlying grants of RSUs that are granted during such calendar year, or which management reasonably anticipates will be granted in such calendar year. During the three months ended September 30, 2011, the Company repurchased 3,207,433 shares of its common stock on the open market at an average price of $4.40 per share for a total cost of $14,215, including sales commissions. During the nine months ended September 30, 2011, the Company repurchased 5,650,000 shares of its common stock on the open market at an average price of $4.55 per share for a total cost of $25,868, including sales commissions. During the three months ended September 30, 2010, the Company repurchased 1,053,240 shares of its common stock on the open market at an average price of $5.33 per share for a total cost of $5,650, including sales commissions. During the nine months ended September 30, 2010, the Company repurchased 2,028,240 shares of its common stock on the open market at an average price of $5.70 per share for a total cost of $11,630, including sales commissions. The repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

On each of March 31, May 31, and August 31, 2011, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $6,100, $6,205 and $5,955, respectively. On each of March 29, May 28, and August 31, 2010, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,928, $5,956 and $6,088, respectively. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

8.    EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per share
GFI’s net income	$6,065	$(2,486)	$18,962	$21,314
Weighted average common shares outstanding	117,717,234	121,943,158	119,187,808	120,059,960
Basic earnings per share	$0.05	$(0.02)	$0.16	$0.18

Diluted earnings per share
GFI’s net income	$6,065	$(2,486)	$18,962	$21,314
Weighted average common shares outstanding	117,717,234	121,943,158	119,187,808	120,059,960
Effect of dilutive options, RSUs, restricted stock, and other contingently issuable shares	7,703,502	—	7,865,006	4,605,419
Weighted average shares outstanding and common stock equivalents	125,420,736	121,943,158	127,052,814	124,665,379
Diluted earnings per share	$0.05	$(0.02)	$0.15	$0.17

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following: (i) 2,323,669 RSUs and 96,424 stock options for the three months ended September 30, 2011, (ii) 1,767,927 RSUs and 109,156 stock options for the three months ended September 30, 2010, (iii) 2,974,954 RSUs and 103,248 stock options for the nine months ended September 30, 2011 and (iv) 1,586,140 RSUs and 41,676 stock options for the nine months ended September 30, 2010.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of September 30, 2011, there were 9,428,706 shares of common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the nine months ended September 30, 2011:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2010	14,545,137	$5.14
Granted	8,725,270	4.78
Vested	(4,358,955)	5.45
Cancelled	(232,130)	5.43
Outstanding September 30, 2011	18,679,322	$4.89

The weighted average grant-date fair value of RSUs granted for the nine months ended September 30, 2011 was $4.78 per unit, compared with $5.60 per unit for the same period in the prior year. Total share-based compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation expense	$7,777	$6,894	$23,186	$20,189
Income tax benefits	$2,489	$2,138	$6,495	$6,259

At September 30, 2011, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $72,938 and is expected to be recognized over a weighted-average period of 2.13 years. The total fair value of RSUs vested during the nine months ended September 30, 2011 and 2010 was $23,756 and $20,675, respectively.

As of September 30, 2011, the Company had stock options outstanding under the GFI Group Inc. 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. For stock options previously granted or modified, the fair value was estimated on the date of grant or modification using the Black-Scholes option pricing model.

The following is a summary of stock option transactions during the nine months ended September 30, 2011:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2010	606,804	$3.33	96,248	$3.95
Exercised	(4,212)	2.97	(23,252)	2.59
Expired	—	—	(52,152)	4.85
Outstanding September 30, 2011	602,592	$3.33	20,844	$3.20

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

During the nine months ended September 30, 2010, there were 30,420 stock options exercised under the GFI Group 2002 Plan and 171,656 stock options exercised under the GFInet 2000 Plan.

10.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of September 30, 2011, the Company had total purchase commitments for market data of approximately $22,335 with $17,750 due within the next twelve months and $4,585 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $3,063, primarily related to network implementations in the U.S. and U.K., and $1,324 for hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $830 and fees for hosting and software license agreements of approximately $759 are due within the next twelve months.

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

Based on currently available information, the outcome of the Company’s outstanding matters are not expected to have a material impact on the Company’s financial position. However, the outcome of any such matters may be material to the Company’s results of operations or cash flows in a given period. It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of the Company’s outstanding matters will not significantly exceed any reserves accrued by the Company.

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

11.    MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with off-balance sheet risk is described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2010 Form 10-K. There have been no material changes to our off-balance sheet risk during the nine months ended September 30, 2011.

12.    FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments—Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following September 30, 2011, substantially all have settled at the contracted amounts.  The Company’s marketable equity securities are recorded at fair value based on their quoted market price. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists.  The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.  The Company’s debt obligations are carried at historical amounts.  The fair value of the Company’s 8.375% Senior Notes was estimated using market rates of interest available to the Company for debt obligations of similar types and was approximately $246,225 at September 30, 2011. The fair value of the Company’s short term borrowings outstanding under the Credit Agreement approximated the carrying value at December 31, 2010.

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

Valuation Techniques

The Company used the following valuation techniques in valuing the financial instruments at September 30, 2011 and December 31, 2010:

The Company has determined that certain of its investments in marketable securities should be classified as trading securities or available-for-sale securities and reported at fair value at September 30, 2011 and December 31, 2010.  To the extent that the values of the Company’s trading and available-for-sale marketable securities are based on quoted market prices in active markets, these securities were categorized as Level 1.

Fair value of the Company’s over-the-counter foreign exchange derivative contracts is based on the indicative prices obtained from the banks that are counter parties to these foreign exchange derivative contracts, as well as management’s own calculations and analyses, which are based upon period end forward and spot foreign exchange rates. At September 30, 2011 and December 31, 2010, the Company’s foreign exchange derivative contracts have been categorized as Level 2 of the ASC 820-10 fair value hierarchy.

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

In the nine months ended September 30, 2011, the Company did not have any transfers amongst Level 1, Level 2 and Level 3.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and Liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Assets
Deposits with clearing organizations:
U.S. Treasury securities	$500	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$20,886	$160	$—	$21,046
Derivative contracts:
Foreign exchange derivative contracts	$—	$278,932	$—	$278,932
Fixed income derivative contracts	2,666	—	—	2,666
Equity derivative contracts	2,282	—	—	2,282
Netting (1)	(4,948)	(276,837)	—	(281,785)
Total derivative contracts	$—	$2,095	$—	$2,095
Total financial instruments owned	$20,886	$2,255	$—	$23,141
Other assets: Investments:
Equity security, available-for-sale	$3,573	$—	$—	$3,573

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$13,367	$—	$—	$13,367
Derivative contracts:
Foreign exchange derivative contracts	$29	$279,248	$—	$279,277
Fixed income derivative contracts	3,709	—	—	3,709
Equity derivative contracts	1,919	—	—	1,919
Netting (1)	(4,948)	(276,837)	—	(281,785)
Total derivative contracts	$709	$2,411	$—	$3,120
Total financial instruments sold, not yet purchased	$14,076	$2,411	$—	$16,487
Other liabilities: Future purchase commitment and contingent consideration liabilities	$—	$—	$23,529	$23,529

(1)          Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long and short derivative contracts related to exchange traded futures and options on futures in the amount of $1,024 and $251 which are included within Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Deposits with clearing organizations:
U.S. Treasury securities	$500	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$549	$161	$—	$710
Derivative contracts:
Foreign exchange derivative contracts	$—	$76,057	$—	$76,057
Fixed income derivative contracts	89	—	—	89
Equity derivative contracts	3,849	—	—	3,849
Netting (1)	—	(74,934)	—	(74,934)
Total derivative contracts	$3,938	$1,123	$—	$5,061
Total financial instruments owned	$4,487	$1,284	$—	$5,771
Other assets: Investments:
Equity securities, available-for-sale	$4,925	$—	$—	$4,925

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$—	$79,368	$—	$79,368
Fixed income derivative contracts	87	—	—	87
Equity derivative contracts	2,286	—	—	2,286
Netting (1)	—	(74,908)	—	(74,908)
Total derivative contracts	$2,373	$4,460	$—	$6,833
Total financial instruments sold, not yet purchased	$2,373	$4,460	$—	$6,833
Other liabilities: Future purchase commitment and contingent consideration liabilities	$—	$—	$22,415	$22,415

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Assets and Liabilities measured at fair value on a recurring basis for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Liabilities
Beginning balance	$23,225	$—	$22,415	$—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total realized and unrealized (gains) losses
Included in earnings (or change in net assets)	1,175	809	2,738	809
Included in other comprehensive (income) loss	(678)	691	(138)	691
Purchases, issuances, sales, and settlements
Purchases	—	22,664	—	22,664
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	(193)	(410)	(1,486)	(410)
Ending balance	$23,529	$23,754	$23,529	$23,754

The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized (gains) losses relating to liabilities still held at the reporting date	$1,175	$809	$2,738	$809

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company has cost and equity method investments which are monitored for indicators of impairment each reporting period. If the Company determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value. In the third quarter ended September 30, 2011, in accordance with the provisions of ASC 323-10, the Company determined that an equity method investment was other-than-temporarily impaired and it was written down to its estimated fair value. The Company primarily utilized the income approach by assuming an estimated discount rate and forecasted financial information to determine its estimated fair value. The Company measured this equity method investment at fair value on a non-recurring basis and it is not included in the tables above.

The following table presents the balance of the equity method investment at September 30, 2011 that has been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the three and nine months ended September 30, 2011:

	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Three and Nine Months Ended September 30, 2011
Other Assets: Investments (1)	$6,734	$—	$—	$6,734	$(2,255)

(1)          Impairment losses are recorded within Other expenses in the condensed consolidated statements of income for the three and nine months ended September 30, 2011.

There were no liabilities measured at fair value on a non-recurring basis at September 30, 2011. There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2010.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Derivative Financial Instruments—The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts.  As of September 30, 2011 and December 31, 2010, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

Fair values of derivative contracts on a gross and net basis as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets (1)	Derivative Liabilities (2)	Derivative Assets (1)	Derivative Liabilities (2)
Foreign exchange derivative contracts	$278,956	$279,301	$76,057	$79,368
Commodity derivative contracts	16,438	16,696	3,955	4,143
Fixed income derivative contracts	5,084	5,091	89	87
Equity derivative contracts	2,735	2,376	3,849	2,286
Total fair value of derivative contracts	$303,213	$303,464	$83,950	$85,884
Collateral and Counterparty netting	(300,094)	(300,094)	(78,871)	(78,845)
Total fair value	$3,119	$3,370	$5,079	$7,039

(1)          Reflects futures and options on futures contracts within Receivables from brokers, dealers and clearing organizations and options and forwards contracts within Other assets.

(2)          Reflects futures and options on futures contracts  within Payables to brokers, dealers and clearing organizations and options and forwards contracts within Other liabilities.

In addition to the Company’s outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Long	Short	Long	Short
Foreign exchange derivative contracts	$9,975,162	$9,840,087	$5,832,208	$5,681,923
Commodity derivative contracts	52,831	52,732	501,953	803,357
Fixed income derivative contracts	2,094,625	2,011,591	18,346	18,399
Equity derivative contracts	21,587	33,015	40,040	92,840

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010
Foreign exchange derivative contracts	(1)	$8,776	$(5,913)
Commodity derivative contracts	Principal transactions	4,244	1,707
Fixed income derivative contracts	Principal transactions	2,649	1,127
Equity derivative contracts	Principal transactions	750	445

(1)          For the three months ended September 30, 2011, approximately $7,205 of gains were included within Other income (loss) and approximately $1,571 of gains were included within Principal transactions.  For the three months ended September 30, 2010, approximately $8,170 of losses were included within Other income (loss) and approximately $2,257 of gains were included within Principal transactions.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Foreign exchange derivative contracts	(1)	$345	$6,485
Commodity derivative contracts	Principal transactions	10,191	5,547
Fixed income derivative contracts	Principal transactions	8,736	1,127
Equity derivative contracts	Principal transactions	4,532	445

(1)             For the nine months ended September 30, 2011, approximately $3,154 of losses were included within Other income (loss) and approximately $3,499 of gains were included within Principal transactions.  For the nine months ended September 30, 2010, approximately $2,653 of gains were included within Other income (loss) and approximately $3,832 of gains were included within Principal transactions.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Non-consolidated Variable Interest Entities

The Company holds interests in certain variable interest entities (“VIEs”) which it does not consolidate as it determined that the Company is not the primary beneficiary. The Company’s involvement with such entities is in the form of direct equity interests and secured loans. The entities include an independent brokerage firm with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities and a commodity pool operator. As of September 30, 2011 and December 31, 2010, assets recognized in the Condensed Consolidated Statements of Financial Condition related to the Company’s interests in these non-consolidated VIEs were $13,255 and $15,247, respectively, and are reflected in Other assets. The Company has not recorded any liabilities with respect to VIEs not consolidated. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of September 30, 2011 and December 31, 2010 was $15,315 and $18,047, respectively. The maximum exposure to loss represents assets recognized by the Company relating to non-consolidated entities and notes receivable on loans made to VIEs in which the Company holds a variable interest.

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

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”).

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of September 30, 2011:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$14,304	$47,427	$72,713	$9,423	$5,821	$1,244
Minimum regulatory capital required	250	25,793	35,078	8,167	2,827	386
Excess regulatory capital	$14,054	$21,634	$37,635	$1,256	$2,994	$858

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (or approximately $649). GFI Securities Limited’s Japanese branch is also subject to the FIEL’s net capital rule. At September 30, 2011, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements.

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $643).  At September 30, 2011, GFI (HK) Brokers Ltd. had stockholders’ equity of 36,619 Hong Kong dollars (or approximately $4,706), which exceeded the minimum requirement by 31,619 Hong Kong dollars (or approximately $4,063).

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,324). At September 30, 2011, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 26,467 Singapore dollars (or approximately $20,501).

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,216). At September 30, 2011, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 7,121,325 Korean Won (or approximately $6,005).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. In addition to the requirements set forth above, certain of our other subsidiaries are subject to minimum net capital, minimum stockholders’ equity or similar requirements of the jurisdictions in which they operate. The Company believes it is in compliance with all of these requirements at September 30, 2011 and December 31, 2010 with the exception of The Kyte Group Limited’s U.K. consolidated group capital requirement which had fallen below the required minimum amount on December 31, 2010. Subsequent to December 31, 2010, the Company has re-organized its investments in certain Kyte entities and has provided additional capital to the regulated group to comply with applicable group capital requirements.

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

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended September 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$83,805	$103,653	$22,946	$43,712	$21,846	$275,962
Revenues, net of interest and transaction-based expenses	80,300	100,373	22,924	12,723	22,142	238,462
Income (loss) before income taxes	23,783	27,745	5,343	1,229	(49,094)	9,006

	Three Months Ended September 30, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$71,546	$83,833	$18,067	$26,668	$9,876	$209,990
Revenues, net of interest and transaction-based expenses	67,940	81,429	18,052	5,572	10,243	183,236
Income (loss) before income taxes	16,804	22,617	3,500	(1,988)	(44,318)	(3,385)

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

	Nine Months Ended September 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$237,386	$304,985	$67,392	$123,492	$47,888	$781,143
Revenues, net of interest and transaction-based expenses	226,578	296,107	67,337	37,399	48,774	676,195
Income (loss) before income taxes	64,713	83,704	16,228	4,559	(142,092)	27,112

	Nine Months Ended September 30, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$222,277	$293,180	$57,120	$26,668	$41,119	$640,364
Revenues, net of interest and transaction-based expenses	209,811	283,986	57,072	5,572	42,191	598,632
Income (loss) before income taxes	50,234	92,445	12,321	(1,988)	(121,904)	31,108

In addition, with the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information.  See Note 4 for goodwill by reportable segment.

Geographic information regarding revenues for the three and nine months ended September 30, 2011 and 2010, respectively, and information regarding long-lived assets defined as property, equipment, leasehold improvements and software inventory (included within Other assets) in each geographic area as of September 30, 2011 and December 31, 2010, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
United States	$80,801	$71,082	$228,882	$219,284
United Kingdom	131,494	94,959	382,885	285,160
Other	63,667	43,949	169,376	135,920
Total	$275,962	$209,990	$781,143	$640,364

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues, net of interest and transaction-based expenses:
United States	$78,661	$68,908	$222,212	$210,418
United Kingdom	99,036	72,270	292,787	258,232
Other	60,765	42,058	161,196	129,982
Total	$238,462	$183,236	$676,195	$598,632

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

	September 30, 2011	December 31, 2010
Long-lived Assets, as defined:
United States	$51,776	$52,649
United Kingdom	11,602	14,132
Other	5,244	4,493
Total	$68,622	$71,274

Revenues are attributed to geographic areas based on the location of the Company’s relevant subsidiary.

16.    SUBSEQUENT EVENTS

In October 2011, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on November 30, 2011 to shareholders of record on November 15, 2011.

Subsequent events have been evaluated for recording and disclosure in the notes to the Condensed Consolidated Financial Statements through the filing date of this Form 10-Q.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of September 30, 2011, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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
November 9, 2011

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

•                  the effectiveness of our risk management policies and procedures and the impact of unexpected market moves and similar events;

•                  future results of operations and financial condition; and

•                  the success of our business strategies.

The foregoing risks and uncertainties, as well as those risks discussed under the headings ‘‘Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ ‘‘Item 3—Quantitative and Qualitative Disclosures About Market Risk’’ and “Part II, Item 1A Risk Factors” and elsewhere in this Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities Exchange Commission (the “SEC”) and future events or circumstances could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the third quarter of 2011, the markets in which we operate generally experienced higher volatility compared to the same period of 2010 due, in large part, to the U.S. debt downgrade, the continuing sovereign debt concerns in Europe and generally weak economic data. The combination of these and other factors resulted in significantly higher brokerage revenues across all regions and product categories in the third quarter of 2011 compared to the same quarter last year.

Growth or Decline in Underlying Markets

Our business has historically benefited from growth in the over-the-counter (“OTC”) derivatives markets due to either the expansion of existing markets, including increased notional amounts outstanding or increased transactional volumes, or the development of new products or classes of products.  The level of growth in these markets is difficult to measure on a quarterly basis as there are only a few independent, objective measures of growth in outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes.  Therefore, to help gauge growth in any particular quarter, management also looks to the published results of large OTC derivatives dealers and certain futures exchanges as potential indicators of transactional activity in the related OTC derivative markets.

Futures exchanges, in many cases, reported strong revenue performance in the third quarter of 2011 compared to the prior year period. The CME Group, Inc. reported a 27% increase in average daily volumes in its future products while IntercontinentalExchange, Inc. (“ICE”) reported a 23% increase in its futures products and a 13% increase in the average daily commissions from its OTC energy products.  Revenues from ICE’s credit default swap trade execution, processing and clearing businesses were up 7% compared to the third quarter of 2010.  However, the CME reported a 9% decrease in CME Clearport (OTC) average daily volumes.

According to the Bank for International Settlements, the size of the global derivative markets has recently moderated after years of rapid growth (as measured by outstanding notional amount).  As of December 31, 2010, the latest period reported, the compound annual growth rates in OTC and exchange-traded notional amounts outstanding over the two year period ended December 31, 2010 were 0.2% and 8.5%, respectively, compared to compound annual growth rates of 24.9% and 9.5%, respectively, over the five years ended December 31, 2008.  The disparity between the recent growth in the amount of outstanding exchange-traded derivatives versus the lower growth in the amount of outstanding OTC derivatives highlights the recent shift in market preference towards standardized, cleared or shorter-dated products that typically trade on an exchange.  We also believe the lower growth in notional amounts outstanding of OTC derivatives can be attributed, in part, to the regulatory uncertainty and the industry’s effort to net derivative exposure, especially in credit derivatives, through netting arrangements and the advent of central clearing for certain derivatives.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage and technology development personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained intense in the third quarter of 2011, although such competition may have lessened slightly from prior periods. The consolidation and personnel layoffs by dealers, hedge funds and other market participants over the last few years has led to increased competition to provide brokerage services to a smaller number of market participants in the near term.

In addition, we believe the continuing global regulatory overhaul of many of the markets in which we provide our services has led to uncertainty that continued into the third quarter of 2011. Regulators and legislators in the U.S. and abroad have proposed and, in some instances, already adopted, a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities and the required or increased use of electronic trading system technologies.  We believe that the new and proposed regulation has not eliminated the uncertainty that has persisted in many OTC derivatives markets since the financial crisis.

We are optimistic that unfolding regulatory reform, including requirements for enhanced regulatory transparency, central clearing and efficient execution will benefit and eventually grow the global derivatives markets. We remain confident that our business will qualify in the U.S. as a Swap Execution Facility, and in Europe as an Organized Trading Facility. Over the past year, we believe that several of our hybrid electronic trading platforms built upon their past successes and became more engrained in customer work-flows, which will enable us to more readily adjust to the new financial regulations.

Financial Overview

The following factors had a significant impact on our revenues and employee costs during the three month period ended September 30, 2011:

Our total revenues increased 31.4% to $276.0 million for the three months ended September 30, 2011 from $210.0 million for the three months ended September 30, 2010. The main factors contributing to this increase in our revenues, including a $38.5 million increase in our brokerage revenues, were:

•                  Increased  market volatility due to the U.S. debt downgrade and continued sovereign debt concerns in Europe which led to increased trading activity, particularly in the equity and credit markets;

•                  Increased trading activity in certain emerging market financial products in which we have a leading market share;

•                  Contributions from new brokerage desks and new brokers hired;

•                  Increased electronic trading activity on our hybrid electronic trading platforms, including for several financial and fixed income products in the U.S. and South America;

•                  An increase in clearing services revenues at our Kyte subsidiary due, in large part, to increase trading volumes; and

•                  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue.

Partially offsetting these factors were negative factors that affected our brokerage and other revenues, including:

•                  Global economic concerns and competitive pressures in certain commodity markets; and

•                  Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on and retention bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and benefits expense increased 20.0% to $160.0 million for the three months ended September 30, 2011 from $133.3 million for the three months ended September 30, 2010.

Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, their bonuses constitute a significant component of their overall compensation. Broker performance bonuses increased to $67.6 million for the three months ended September 30, 2011 from $53.4 million for the three months ended September 30, 2010.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”) and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Expense recognized related to bonuses given to brokerage personnel increased to $8.1 million for the three months ended September 30, 2011 from $6.9 million for the three months ended September 30, 2010.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. Beginning in the fourth quarter ended December 31, 2010, we included the subtotal “Revenues, net of interest and transaction-based expenses,” or net revenues, which is defined as total revenues less certain direct incremental costs associated with those revenues. Beginning in the second quarter ended June 30, 2011, we changed the name of the income statement line item “Equity in earnings of unconsolidated brokerage businesses” to “Equity in net earnings of unconsolidated businesses”.  Additionally, we have reclassified amounts previously presented in the “Other expenses” line item into “Equity in net earnings of unconsolidated businesses.” These changes have been applied to all periods presented. See Note 2 to our Condensed Consolidated Financial Statements in Part I-Item 1 for further discussion.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Agency commissions	$151,446	$125,011	$435,442	$406,465
Principal transactions	61,711	49,677	186,673	166,499
Total brokerage revenues	213,157	174,688	622,115	572,964
Clearing services revenues	31,872	21,553	87,222	21,553
Interest income from clearing services	606	232	1,618	232
Equity in net earnings of unconsolidated businesses	4,260	1,875	9,943	1,886
Software, analytics and market data	18,837	14,905	54,328	44,324
Other income (loss)	7,230	(3,263)	5,917	(595)
Total revenues	275,962	209,990	781,143	640,364
Interest and transaction-based expenses
Transaction fees on clearing services	30,388	20,729	84,209	20,729
Transaction fees on brokerage services	6,673	5,887	19,357	20,865
Interest expense from clearing services	439	138	1,382	138
Total interest and transaction-based expenses	37,500	26,754	104,948	41,732
Revenues, net of interest and transaction-based expenses	238,462	183,236	676,195	598,632
Expenses
Compensation and employee benefits	159,980	133,345	466,300	419,117
Communications and market data	15,187	13,788	45,364	36,369
Travel and promotion	9,723	8,665	30,124	26,899
Rent and occupancy	6,322	5,867	18,183	16,553
Depreciation and amortization	9,990	8,851	29,665	24,879
Professional fees	6,866	7,055	19,641	19,899
Interest on borrowings	12,035	3,066	18,247	8,371
Other expenses	9,353	5,984	21,559	15,437
Total other expenses	229,456	186,621	649,083	567,524
Income (loss) before provision for (benefit from) income taxes	9,006	(3,385)	27,112	31,108
Provision for (benefit from) income taxes	2,884	(1,050)	7,592	9,643
Net income (loss) before attribution to non-controlling shareholders	6,122	(2,335)	19,520	21,465
Less: Net income attributable to non-controlling interests	57	151	558	151
GFI’s net income (loss)	$6,065	$(2,486)	$18,962	$21,314

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Agency commissions	63.5%	68.2%	64.4%	67.9%
Principal transactions	25.9	27.1	27.6	27.8
Total brokerage revenues	89.4	95.3	92.0	95.7
Clearing services revenues	13.4	11.8	12.9	3.6
Interest income from clearing services	0.3	0.1	0.2	0.1
Equity in net earnings of unconsolidated businesses	1.8	1.0	1.5	0.3
Software, analytics and market data	7.8	8.1	8.0	7.4
Other income (loss)	3.0	(1.7)	0.9	(0.1)
Total revenues	115.7	114.6	115.5	107.0
Interest and transaction-based expenses
Transaction fees on clearing services	12.7	11.3	12.4	3.5
Transaction fees on brokerage services	2.8	3.2	2.9	3.5
Interest expense from clearing services	0.2	0.1	0.2	0.0
Total interest and transaction-based expenses	15.7	14.6	15.5	7.0
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	67.1	72.8	69.0	70.0
Communications and market data	6.4	7.5	6.7	6.1
Travel and promotion	4.1	4.7	4.4	4.5
Rent and occupancy	2.7	3.2	2.7	2.8
Depreciation and amortization	4.2	4.8	4.4	4.1
Professional fees	2.9	3.8	2.9	3.3
Interest on borrowings	5.0	1.7	2.7	1.4
Other expenses	3.9	3.3	3.2	2.6
Total other expenses	96.3%	101.8%	96.0%	94.8%
Income (loss) before provision for (benefit from) income taxes	3.7	(1.8)	4.0	5.2
Provision for (benefit from) income taxes	1.2	(0.5)	1.1	1.6
Net income (loss) before attribution to non-controlling shareholders	2.5	(1.3)	2.9	3.6
Less: Net income attributable to non-controlling interests	0.0	0.1	0.1	0.0
GFI’s net income (loss)	2.5%	(1.4)%	2.8%	3.6%

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Income

GFI’s net income for the three months ended September 30, 2011 was $6.1 million as compared to a net loss of $2.5 million for the three months ended September 30, 2010, an increase of $8.6 million. Total revenues increased by $66.0 million, or 31.4%, to $276.0 million for the three months ended September 30, 2011 from $210.0 million for the same period in the prior year. The increase in total revenues for the three months ended September 30, 2011 was primarily due to volatile and active trading markets across all products in which we operate, strength in emerging market financial products and investments in new desks and brokerage personnel, all of which collectively helped drive a $38.5 million increase in brokerage revenues.  Active trading markets also contributed to a $10.3 increase in clearing services revenues.  Further contributing to the increase in total revenues was an increase of $3.9 million in software, analytics and market data revenues due largely to the strong performance of our Trayport subsidiaries and an increase of $10.5 million in other income (loss) primarily due to net realized and unrealized gains from foreign currency hedges in the amount of $15.4 million, partially offset by a net loss on the remeasurement of foreign currency transactions and balances in the amount of $6.1 million.

Total interest and transaction-based expenses increased by $10.7 million, to $37.5 million for the three months ended September 30, 2011 from $26.8 million for the three months ended September 30, 2010. The increase is primarily related to a $9.7 million increase in transaction fees related to clearing services provided by our Kyte operations, which benefited from active trading conditions during the quarter.  Kyte incurs exchange, clearing and execution costs in order to provide clearing services to its customers. Total expenses other than interest and transaction-based expenses increased by $42.9 million, or 23.0% to $229.5 million for the three months ended September 30, 2011 from $186.6 million for the three months ended September 30, 2010.  The increase in total other expenses is largely attributable to increased compensation expense, which resulted from higher performance bonuses as a result of higher brokerage revenues, as well as an increase in the headcount of our brokerage personnel and in our back office departments.  The increase in total other expenses is also attributable to $6.0 million in bond redemption costs associated with the July 2011 redemption of the entire $60.0 million principal amount of our senior secured notes which were due in 2013 and $2.3 million related to the write-down of an investment in an unconsolidated affiliate.

Revenues

The following table sets forth the changes in revenues for the three months ended September 30, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2011	%*	2010	%*	Increase	%**
Revenues
Brokerage revenues:
Fixed income	$62,585	26.3%	$52,975	28.9%	$9,610	18.1%
Equity	45,785	19.2	37,172	20.2	8,613	23.2
Financial	52,571	22.0	39,731	21.7	12,840	32.3
Commodity	52,216	21.9	44,810	24.5	7,406	16.5
Total brokerage revenues	213,157	89.4	174,688	95.3	38,469	22.0
Clearing services revenues	31,872	13.4	21,553	11.8	10,319	47.9
Other revenues	30,933	12.9	13,749	7.5	17,184	125.0
Total revenues	275,962	115.7	209,990	114.6	65,972	31.4
Total interest and transaction-based expenses	37,500	15.7	26,754	14.6	10,746	40.2
Revenues, net of interest and transaction-based expenses	$238,462	100.0%	$183,236	100.0%	$55,226	30.1%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended September 30, 2011 as compared to the same period in 2010.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories increased by approximately 13% for the three months ended September 30, 2011, as compared to the same period from the prior year.

•                  Fixed income product brokerage revenues increased $9.6 million, or 18.1%, in 2011 from the prior year third quarter. Revenues from derivative fixed income products increased approximately 18.5% from the third quarter of 2010, due, in part, to volatile and active market conditions and the strong performance of our CreditMatch® trading platform. Also contributing to the increase was an increase in principal transaction revenues from fixed income derivative products related to our Kyte subsidiary. Cash fixed income revenues were up 17.8% aided by volatile and active markets and revenues from a company we acquired in the fourth quarter of 2010. Our fixed income product brokerage personnel headcount increased by 36 to 360 employees at September 30, 2011 from 324 employees at September 30, 2010.

•                  The increase in equity product brokerage revenues of $8.6 million, or 23.2%, for the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to higher cash equity and equity derivative revenues in Europe and the U.S. due to relatively volatile and active markets.  The increase in equity product brokerage revenues occurred despite a decline in equity product brokerage personnel headcount, which decreased by 4 to 240 employees at September 30, 2011, from 244 employees at September 30, 2010.

•                  The increase in financial product brokerage revenues of $12.8 million, or 32.3%, for the three months ended September 30, 2011 compared to the same period in 2010 was due, in large part, to increased revenues from our emerging markets brokerage businesses in Latin America and Asia, as well as increased usage of GFI’s ForexMatch® electronic trading platform. Our financial product headcount increased by 48 to 337 employees at September 30, 2011 from 289 employees at September 30, 2010.

•                  The increase in commodity product brokerage revenues of $7.4 million, or 16.5%, for the three months ended September 30, 2011 compared to the same period in 2010 was primarily attributable to higher revenues from existing energy and commodity desks, as well as revenues from new desks, partially offset by lower revenues from our oil and freight product desks.  Our commodity product brokerage personnel headcount increased by 26 to 321 employees at September 30, 2011 from 295 employees at September 30, 2010.

Clearing Services Revenue

•                  Clearing services revenues increased by $10.3 million, or 47.9%, for the third quarter of 2011 compared to the same period in 2010, primarily attributable to market volatility which increased trading and clearing volumes in our Kyte subsidiary’s clearing business.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended September 30,
	2011	2010
Software, analytics and market data	$18,837	$14,905
Equity in net earnings of unconsolidated businesses	4,260	1,875
Remeasurement of foreign currency transactions and balances	(2,735)	3,392
Net realized and unrealized gains (losses) from foreign currency hedges	7,204	(8,170)
Interest income on short-term investments	389	682
Interest income from clearing services	606	232
Other	2,372	833
Total other revenues	$30,933	$13,749

•                  Other revenues increased by $17.2 million in the third quarter of 2011 to $30.9 million from $13.7 million in the same period in 2010. This increase was largely related to (i) a net increase of $15.4 million in net realized and unrealized gains related to hedges of certain non-U.S dollar assets, as well as hedges of current and anticipated revenues denominated in foreign currencies, (ii) an increase in our software, analytics and market data revenues of $3.9 million, which was primarily attributable to an increase in software revenues at our Trayport subsidiary and (iii) a net increase of $2.4 million in net earnings of unconsolidated businesses which was primarily related to the strong performance of certain Kyte backed traders and brokerage operations accounted for under the equity method. Partially offsetting this increase is a net decrease of $6.1 million related to the remeasurement of foreign currency transactions and balances. The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

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

•                  Transaction fees on clearing services increased by $9.7 million, or 46.9%, to $30.4 million for the three months ended September 30, 2011 from $20.7 million in the same period in 2010 due to increased trading and clearing volumes in Kyte’s clearing business.  These costs are entirely related to the clearing operations of Kyte.  Kyte uses the services of third parties who act as General Clearing Members of clearing houses in order to clear cash and derivative products for its customers.  Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied.  Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are mostly a pass-through cost to our clients and are therefore included in both revenues and expenses. The margin on clearing services revenues increased to 4.7% for the three months ended September 30, 2011 as compared to 3.8% for the three months ended September 30, 2010.

•                  The increase in transaction fees on brokerage services of $0.8 million, or 13.4%, in 2011 as compared to 2010 was primarily due to the increase in the amount of business conducted by our cash equities and cash fixed income brokerage businesses. Transaction fees on brokerage services as a percentage of our total revenues from principal transactions decreased to 10.8% for 2011 as compared to 11.9% in 2010. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Transaction fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, transaction fees also include fees incurred in certain equity transactions executed on an agency basis.

Expenses

The following table sets forth the changes in expenses for the three months ended September 30, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2011	%*	2010	%*	Increase	%**
Expenses
Compensation and employee benefits	$159,980	67.1%	$133,345	72.8%	$26,635	20.0%
Communications and market data	15,187	6.4	13,788	7.5	1,399	10.1
Travel and promotion	9,723	4.1	8,665	4.7	1,058	12.2
Rent and occupancy	6,322	2.7	5,867	3.2	455	7.8
Depreciation and amortization	9,990	4.2	8,851	4.8	1,139	12.9
Professional fees	6,866	2.9	7,055	3.8	(189)	(2.7)
Interest on borrowings	12,035	5.0	3,066	1.7	8,969	292.5
Other expenses	9,353	3.9	5,984	3.3	3,369	56.3
Total other expenses	$229,456	96.3%	$186,621	101.8%	$42,835	23.0%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010

Compensation and Employee Benefits

•                  The increase in compensation and employee benefits expenses of $26.6 million in the third quarter of 2011 was largely attributable to higher broker performance bonus due to higher brokerage revenues, as well as higher broker salary, sign-on and retention bonus expenses related to an increase in broker headcount. The increase is also due, in part, to our increased headcount for back office support.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses decreased to 67.1% for the three months ended September 30, 2011 compared to 72.8% for the same period in 2010. The lower compensation ratio is primarily due to higher revenues across all brokerage and other product areas and increased broker productivity. Higher revenues, though partially offset by higher performance bonuses, tend to lower our overall compensation ratio as they offset the salaries of back office staff.

•                  Performance bonus expense represented 46.7% and 44.1% of total compensation and employee benefits expense for the three months ended September 30, 2011 and 2010, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus amortization, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 5.8% and 6.2% of total compensation and employee benefits expense for the three months ended September 30, 2011 and 2010, respectively.

All Other Expenses

•                  The increase in communications and market data of $1.4 million in the third quarter of 2011 was due in large part to an increase in broker headcount during the third quarter 2011 compared to the same period in 2010.

•                  The increase in travel and promotion of $1.1 million was primarily attributable to increased broker headcount year-over-year.  Travel and promotion, as a percentage of revenues, net of interest and transaction—based expenses for the three months ended September 30, 2011, decreased to 4.1% from 4.7% for the same period from the prior year.

•                  The increase in depreciation and amortization of $1.1 million was due, in part, to the amortization expense of intangible assets acquired in the fourth quarter of 2010.

•                  The increase in interest on borrowings of $9.0 million is due, in part, to $6.0 million in bond redemption costs associated with the July 2011 redemption of the entire $60.0 million principal amount of our senior secured notes which were due in 2013.  Due to the July issuance of $250.0 million senior notes due 2018, we also had greater borrowings outstanding, as well as a higher interest rate, during the quarter compared to the same period in 2010.  We estimate that the impact of the July issuance of $250.0 million of senior notes due 2018, net against the redemption of the $60.0 million principal amount of our senior secured notes which were due in 2013 and the repayment of all outstanding amounts under our second amended and restated credit agreement (as amended and restated, the “Credit Agreement”) with Bank of American, N.A. and certain other lenders, will increase our pre-tax interest on borrowings by $1.1 million per month.

•                  Other expenses increased $3.4 million in the three months ended September 30, 2011 from the same period in the prior year which was due, in large part, to a $2.3 million write-down of an investment in an unconsolidated affiliate.

•                  Our effective tax rate was 32.0% for the three months ended September 30, 2011 as compared to 31.0% for the same period in the prior year. The increase in the effective tax rate was primarily due to a shift in the geographic mix of our earnings in favor of jurisdictions with higher tax rates, as well as additional tax to increase our estimated tax expense for the nine months ended September 30, 2011 to our effective year-to-date tax rate of 28.0%.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Income

GFI’s net income for the nine months ended September 30, 2011 was $19.0 million as compared to $21.3 million for the nine months ended September 30, 2010, a decrease of $2.3 million, or 10.8%. Total revenues increased by $140.7 million, or 22.0%, to $781.1 million for the nine months ended September 30, 2011 from $640.4 million for the same period in the prior year.  The increase in total revenues for the nine months ended September 30, 2011 was due, in part, to the addition of Kyte, which we acquired on July 1, 2010.  For the nine months ended September 30, 2011, as compared to the same period in 2010, Kyte’s operations contributed an increase of $65.7 million to our clearing services revenue, $12.4 million in brokerage revenues and $12.0 million in net equity in earnings of unconsolidated businesses.  These increases were due to organic growth at Kyte, as well as the timing of the acquisition in 2010. The increase in revenues included a $49.2 million increase in brokerage revenues, which was due, in part, to active trading markets across all products in which we operate and our strength in emerging market financial products. Software, analytics and market data revenues increased by $10.0 million, which was due, in large part, to the strong performance of our Trayport subsidiary.

Total interest and transaction-based expenses increased by $63.3 million, to $105.0 million for the nine months ended September 30, 2011 from $41.7 million for the nine months ended September 30, 2010. The increase is primarily related to the clearing services business operated by Kyte and the timing of the acquisition in 2010. Kyte incurs exchange, clearing and execution costs in order to provide clearing services to its customers. Total expenses other than interest and transaction-based expenses increased by $81.6 million, or 14.4% to $649.1 million for the nine months ended September 30, 2011 from $567.5 million for the nine months ended September 30, 2010.  The increase in total other expenses is largely attributable to (i) increased compensation expense, which resulted from higher performance bonuses as a result of higher brokerage revenues, as well as an increase in headcount for our brokerage personnel and in our back office departments, (ii) $6.0 million in costs associated with the July 2011 redemption of the entire $60.0 million principal amount of our senior secured notes which were due in 2013 and $2.3 million related to the write-down of an investment in an unconsolidated affiliate and (iii) an increase in compensation and employee benefits, communications and market data, and depreciation and amortization related to the July 1, 2010 acquisition of Kyte.

Revenues

The following table sets forth the changes in revenues for the nine months ended September 30, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2011	%*	2010	%*	Increase	%**
Revenues
Brokerage revenues:
Fixed income	$187,276	27.7%	$185,269	31.0%	$2,007	1.1%
Equity	138,147	20.4	131,325	21.9	6,822	5.2
Financial	150,673	22.3	116,964	19.5	33,709	28.8
Commodity	146,019	21.6	139,406	23.3	6,613	4.7
Total brokerage revenues	622,115	92.0	572,964	95.7	49,151	8.6
Clearing services revenues	87,222	12.9	21,553	3.6	65,669	304.7
Other revenues	71,806	10.6	45,847	7.7	25,959	56.6
Total revenues	781,143	115.5	640,364	107.0	140,779	22.0
Total interest and transaction-based expenses	104,948	15.5	41,732	7.0	63,216	151.5
Revenues, net of interest and transaction-based expenses	$676,195	100.0%	$598,632	100.0%	$77,563	13.0%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the nine months ended September 30, 2011 as compared to the same period in 2010:

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories was consistent for the nine months ended September 30, 2011, as compared to the same period for the prior year.

•                  Fixed income product brokerage revenues increased $2.0 million, or 1.1%, in the nine months ended September 30, 2011 compared to the same period for the prior year. Revenues from cash fixed income products were up 4.6% due, in large part, to volatile market conditions, an acquisition of a bond broker made in the fourth quarter of 2010 and revenues from Kyte. Slightly offsetting this increase was a decrease in revenues from fixed income derivative products of approximately 2.4% due, in large part, to lower volumes in Europe. Our fixed income product brokerage personnel headcount increased by 36 to 360 employees at September 30, 2011 from 324 employees at September 30, 2010.

•                  The increase in equity product brokerage revenues of $6.8 million, or 5.2%, in 2011 as compared with 2010 was attributable to increased equity revenues in Europe and Asia due, in large part, to revenues from Kyte for which there was not a fully comparable period in 2010. The increase was slightly offset by lower cash and derivative equity revenues in the U.S. Our equity product brokerage personnel headcount decreased by 4 to 240 employees at September 30, 2011 from 244 employees at September 30, 2010.

•                  The increase in financial product brokerage revenues of $33.7 million, or 28.8%, in 2011 was primarily attributable to improved market conditions and significant trading in emerging markets in Latin America, Eastern Europe and Asia, as well as increased usage of GFI’s ForexMatch® electronic trading platform.  Our financial product headcount increased by 48 to 337 employees at September 30, 2011 from 289 employees at September 30, 2010.

•                  The increase in commodity product brokerage revenues of $6.6 million, or 4.7%, in 2011 was primarily attributable to higher revenues from our existing and new desks, partially offset by lower revenues from oil and freight desks. Our commodity product brokerage personnel headcount increased by 26 to 321 employees at September 30, 2011 from 295 employees at September 30, 2010.

Clearing Services Revenue

•                  Clearing services revenues increased by $65.7 million, in the nine months ended September 30, 2011 to $87.2 million from $21.6 million in the same period in 2010.  These revenues are entirely related to the operations of Kyte, which we acquired on July 1, 2010, and which are therefore only partially reflected in the nine months ended September 30, 2011.  Kyte uses the services of third parties who act as General Clearing Members of clearing houses in order to clear cash and derivative products for its customers. Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are fully reimbursed and are therefore included in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Nine Months Ended September 30,
	2011	2010
Software, analytics and market data	$54,328	$44,324
Equity in net earnings of unconsolidated businesses	9,943	1,886
Remeasurement of foreign currency transactions and balances	1,311	(5,944)
Net realized and unrealized (losses) gains from foreign currency hedges	(3,154)	2,653
Interest income on short-term investments	1,157	999
Interest income from clearing services	1,618	232
Other	6,603	1,697
Total other revenues	$71,806	$45,847

•                  Other revenues increased by $26.0 million in the first nine months of 2011 to $71.8 million from $45.8 million in the same period in 2010. This increase was largely related to (i) an increase in our software, analytics and market data revenues of $10.0 million, which was primarily attributable to an increase in software revenues at our Trayport subsidiary, (ii) an increase of $8.1 million equity in net earnings of unconsolidated businesses, which was primarily related to equity method investments in certain Kyte backed traders and brokerage operations acquired on July 1, 2010,  (iii) a net increase of $7.3 million related to the remeasurement of foreign currency transactions and balances and (iv) a net increase of $4.9 million in Other, which was primarily related to certain other Kyte operations for which there was not a fully comparable period in 2010. The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions. Offsetting this increase is a net decrease of $5.8 million in net realized and unrealized losses related to hedges of certain non-U.S. dollar assets, as well as hedges of current and anticipated revenues denominated in foreign currencies.

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

•                  Transaction fees on clearing services increased by $63.5 million to $84.2 million in the nine months ended September 30, 2011, from $20.7 million in the same period in 2010. These costs are entirely related to the clearing operations of Kyte, which we acquired on July 1, 2010, and therefore, the comparative 2010 period only includes three-months of results.

•                  Transaction fees on brokerage services decreased by $1.5 million to $19.4 million in the nine months ended September 30, 2011 from $20.9 million, or 7.2%, in 2011 as compared to 2010. Transaction fees on brokerage services as a percentage of our total revenues from principal transactions decreased to 10.4% for 2011, from 12.5% in 2010, as our cash equities business increased relative to our cash fixed income business.  Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Transaction fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions.  We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, transaction fees also include fees incurred in certain equity transactions executed on an agency basis.

Expenses

The following table sets forth the changes in expenses for the nine months ended September 30, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2011	%*	2010	%*	Increase	%**
Expenses
Compensation and employee benefits	$466,300	69.0%	$419,117	70.0%	$47,183	11.3%
Communications and market data	45,364	6.7	36,369	6.1	8,995	24.7
Travel and promotion	30,124	4.4	26,899	4.5	3,225	12.0
Rent and occupancy	18,183	2.7	16,553	2.8	1,630	9.8
Depreciation and amortization	29,665	4.4	24,879	4.1	4,786	19.2
Professional fees	19,641	2.9	19,899	3.3	(258)	(1.3)
Interest on borrowings	18,247	2.7	8,371	1.4	9,876	118.0
Other expenses	21,559	3.2	15,437	2.6	6,122	39.7
Total other expenses	$649,083	96.0%	$567,524	94.8%	$81,559	14.4%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

Compensation and Employee Benefits

•                  The increase in compensation and employee benefits expenses of $47.2 million in the first nine months of 2011 was due, in large part, to (i) higher broker performance bonus due to higher brokerage revenues, (ii) higher broker salary, sign-on and retention bonus expenses due to an increase in broker headcount and (iii) higher compensation expense related to Kyte, which we acquired on July 1, 2010 and which is therefore only partially reflected in the nine months ended September 30, 2010. The increase is also due, in part, to our increased headcount for back office support.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 69.0% for the nine months ended September 30, 2011 compared to 70.0% for the same period in the prior year. The lower compensation rate is primarily due to higher revenues offsetting the costs of our brokerage, technology and other back office staff.

•                  Performance bonus expense represented 46.3% and 46.9% of total compensation and employee benefits expense for the nine months ended September 30, 2011 and 2010, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus amortization, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 6.1% and 6.7% of total compensation and employee benefits expense for the nine months ended September 30, 2011 and 2010, respectively.

All Other Expenses

•                  The increase in communications and market data of $9.0 million in the first nine months of 2011 was due, in part, to a $6.4 million increase of such expense related to Kyte, which we acquired July 1, 2010 and which is only partially reflected in the nine months ended September 30, 2010, as well as our increased brokerage headcount and upgrades of existing systems.

•                  The increase in travel and promotion of $3.2 million was primarily attributable to increased broker headcount. Travel and promotion, as a percentage of revenues, net of interest and transaction—based expenses for the nine months ended September 30, 2011, remained consistent at 4.4% compared with 4.5% for the same period in the prior year.

•                  The increase in depreciation and amortization of $4.8 million was primarily due to our Kyte acquisition on July 1, 2010.

•                  The increase in interest on borrowings of $9.9 million is due, in large part, to $6.0 million in bond redemption costs associated with the July 2011 redemption of the entire $60.0 million principal amount of our senior secured notes which were due in 2013.  Due to the July 2011 issuance of $250.0 million senior notes due 2018, we also had greater borrowings outstanding, as well as a higher interest rate, during the nine months ended September 30, 2011. We estimate that the impact of the July issuance of $250.0 million of senior notes due 2018, net against the redemption of the $60.0 million principal amount of our senior secured notes which were due in 2013 and the repayment of all outstanding amounts under our Credit Agreement with Bank of American, N.A. and certain other lenders, will increase our pre-tax interest on borrowings by $1.1 million per month.

•                  Other expenses increased $6.1 million in the nine months ended September 30, 2011 from the same period in the prior year, which was due, in large part, to a $2.3 million write-down of an investment in an unconsolidated affiliate, as well as variances in value added tax from our European operations and legal settlements.

•                  Our effective tax rate was 28.0% for the nine months ended September 30, 2011 as compared to 31.0% for the same period in the prior year. The reduction in the effective tax rate was primarily due to a shift in the geographic mix of our earnings in favor of jurisdictions with lower tax rates.

Segment Results for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended September 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$83,805	$103,653	$22,946	$43,712	$21,846	$275,962
Revenues, net of interest and transaction-based expenses	80,300	100,373	22,924	12,723	22,142	238,462
Other expenses	56,517	72,628	17,581	11,494	71,236	229,456
Income (loss) before income taxes	23,783	27,745	5,343	1,229	(49,094)	9,006

	Three Months Ended September 30, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$71,546	$83,833	$18,067	$26,668	$9,876	$209,990
Revenues, net of interest and transaction-based expenses	67,940	81,429	18,052	5,572	10,243	183,236
Other expenses	51,136	58,812	14,552	7,560	54,561	186,621
Income (loss) before income taxes	16,804	22,617	3,500	(1,988)	(44,318)	(3,385)

•                  Total revenues for Americas Brokerage increased $12.2 million, or 17.0%, to $83.8 million for the three months ended September 30, 2011 from $71.6 million for the three months ended September 30, 2010. Total revenues for EMEA Brokerage increased $19.9 million, or 23.7%, to $103.7 million for the three months ended September 30, 2011 from $83.8 million for the three months ended September 30, 2010. Total revenues for Asia Brokerage increased $4.9 million, or 27.1%, to $23.0 million for the three months ended September 30, 2011 from $18.1 million for the three months ended September 30, 2010.  Total revenues for our three brokerage segments increased by $37.0 million, or 21.3%, to $210.5 million for the three months ended September 30, 2011 from $173.5 million for the three months ended September 30, 2010. The increase in total revenues for our brokerage segments was due to increases in brokerage revenues across all product areas in which we operate resulting from the factors described above under “Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.”

•                  Total revenues for Clearing and Backed Trading increased $17.0 million, or 63.7%, to $43.7 million for the three months ended September 30, 2011 from $26.7 million for the same period in 2010. The increase is due, in large part, to an increase of $10.3 million in clearing services revenues and $1.8 million in brokerage revenues, primarily attributable to market volatility which increased trading and clearing volumes in Kyte’s clearing business. The increase is also due to an increase of $2.9 million in equity in net earnings of unconsolidated businesses, related to the strong performance of certain Kyte investments in backed traders and brokerage teams.

•                  Total revenues from All Other increased by $11.9 million to $21.8 million for the three months ended September 30, 2011 from $9.9 million for the three months ended September 30, 2010.  This increase is due, in large part, to an increase of $15.4 million in net realized and unrealized gains from foreign currency hedges and $3.8 million in software, analytics and market data, primarily attributable to an increase in software revenues at our Trayport subsidiary. Partially offsetting this increase is a net decrease of $6.1 million related to the remeasurement of foreign currency balances and transactions.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments increased by $0.8 million, or 13.3%, to $6.8 million for the three months ended September 30, 2011 from $6.0 million for the three months ended September 30, 2010. The increase was related to the increase in transaction fees paid for brokerage services by our EMEA brokerage segment, which increased by $0.9 million, or 36.4%, due to the amount of business conducted by our cash equities brokerage business. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased $9.9 million, or 46.9%, to $31.0 million for the three months ended September 30, 2011 from $21.1 million for the same period in the prior year, primarily due to a $9.7 million increase in transaction fees on clearing services due to increased trading and clearing volumes in Kyte’s clearing business.

Other Expenses

•                  Other expenses for Americas Brokerage increased $5.4 million, or 10.6%, to $56.5 million for the three months ended September 30, 2011 from $51.1 million for the three months ended September 30, 2010.  Other expenses for EMEA Brokerage increased $13.8 million, or 23.5%, to $72.6 million for the three months ended September 30, 2011 from $58.8 million for the three months ended September 30, 2010.  Other expenses for Asia Brokerage increased $3.0 million, or 20.5%, to $17.6 million for the three months ended September 30, 2011 from $14.6 million for the three months ended September 30, 2010. Total Other expenses for our three brokerage segments increased by $22.2 million, or 17.8%, to $146.7 million for the three months ended September 30, 2011 from $124.5 million for the three months ended September 30, 2010. The increase in Total Other expenses was primarily due a $20.3 million increase in compensation and employee benefits, largely attributable to higher broker performance revenues due to higher brokerage revenues and to higher broker salary, sign-on and retention bonus expenses due to an increase in broker headcount. The increase is also due to other factors described above under “Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.”

•                  We record certain direct expenses, including compensation and employee benefits, to the operating segments; however, we do not allocate certain expenses that are managed separately at the corporate level to our operating segments.  The unallocated costs, including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses, are included in the expenses for our All Other segment described below. Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments.

•                  Other expenses for Clearing and Backed Trading increased $3.9 million, or 51.3%, to $11.5 million for the three months ended September 30, 2011 from $7.6 million for the three months ended September 30, 2010. The increase is due, in large part, to an increase in headcount, as well as an increase in compensation and employee benefits expense due to an increase in the performance of the segment.

•                  Other expenses for All Other increased by $16.6 million, or 30.4%, to $71.2 million for the three months ended September 30, 2011 from $54.6 million for the three months ended September 30, 2010.  The increase was primarily due to an increase of $8.7 million in interest on borrowings due, an increase of $4.1 million in compensation and employee benefits and a $3.5 million increase in other expenses.  These factors are discussed above under “Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.”

Segment Results for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Nine Months Ended September 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$237,386	$304,985	$67,392	$123,492	$47,888	$781,143
Revenues, net of interest and transaction-based expenses	226,578	296,107	67,337	37,399	48,774	676,195
Other expenses	161,865	212,403	51,109	32,840	190,866	649,083
Income (loss) before income taxes	64,713	83,704	16,228	4,559	(142,092)	27,112

	Nine Months Ended September 30, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$222,277	$293,180	$57,120	$26,668	$41,119	$640,364
Revenues, net of interest and transaction-based expenses	209,811	283,986	57,072	5,572	42,191	598,632
Other expenses	159,577	191,541	44,751	7,560	164,095	567,524
Income (loss) before income taxes	50,234	92,445	12,321	(1,988)	(121,904)	31,108

Total Revenues

•                  Total revenues for Americas Brokerage increased $15.1 million, or 6.8%, to $237.4 million for the nine months ended September 30, 2011 from $222.3 million for the nine months ended September 30, 2010. Total revenues for EMEA Brokerage increased $11.8 million, or 4.0%, to $305.0 million for the nine months ended September 30, 2011 from $293.2 million for the nine months ended September 30, 2010. Total revenues for Asia Brokerage increased $10.3 million, or 18.0%, to $67.4 million for the nine months ended September 30, 2011 from $57.1 million for the nine months ended September 30, 2010.  Total revenues for our three brokerage segments increased by $37.2 million, or 6.5%, to $609.8 million for the nine months ended September 30, 2011 from $572.6 million for the nine months ended September 30, 2010. The increase in total revenues for our brokerage segments was primarily due to increases in brokerage revenues across all product categories, resulting from the factors described above under “Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.”

•                  Total revenues for Clearing and Backed Trading increased $96.8 million to $123.5 million for the nine months ended September 30, 2011 from $26.7 million for the same period in 2010. These revenues are entirely related to our Kyte operations, which we acquired on July 1, 2010. Accordingly, the nine month period ended September 30, 2011 is not directly comparable to the nine month period ended September 30, 2010. Total revenues for Clearing and Backed Trading for the nine months ended September 30, 2011 consist primarily of clearing services revenues of $87.2 million, brokerage revenues from principal transactions of $14.0 million, equity in earnings of unconsolidated businesses of $13.9 million, and other income of $6.8 million.

•                  Total revenues from All Other increased by $6.8 million, or 16.5%, to $47.9 million for the nine months ended September 30, 2011 from $41.1 million for the nine months ended September 30, 2010.  This increase was primarily related to a $9.9 million increase in software, analytics and market data primarily attributable to an increase in software revenues at our Trayport subsidiary, partially offset by a $4.0 million decrease in equity in net losses of unconsolidated businesses.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased by $2.0 million, or 9.1%, to $19.7 million for the nine months ended September 30, 2011 from $21.7 million for the nine months ended September 30, 2010. The decrease was related to the decrease in transaction fees paid for brokerage services by our Americas and EMEA brokerage segments, which decreased by $1.7 million, or 13.3%, and $0.3 million, or 3.4%, respectively. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased by $65.0 million to $86.1 million for the nine months ended September 30, 2011 from $21.1 million for the same period in the prior year. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010 and are primarily due to transaction fees related to clearing services of $63.5 million.

Other Expenses

•                  Other expenses for Americas Brokerage increased $2.3 million, or 1.4%, to $161.9 million for the nine months ended September 30, 2011 from $159.6 million for the nine months ended September 30, 2010.  Other expenses for EMEA Brokerage increased $20.9 million, or 10.9%, to $212.4 million for the nine months ended September 30, 2011 from $191.5 million for the nine months ended September 30, 2010.  Other expenses for Asia Brokerage increased $6.3 million, or 14.1%, to $51.1 million for the nine months ended September 30, 2011 from $44.8 million for the nine months ended September 30, 2010. Total Other expenses for our three brokerage segments increased by $29.5 million, or 7.5%, to $425.4 million for the nine months ended September 30, 2011 from $395.9 million for the nine months ended September 30, 2010. The increase was due to an increase in compensation and employee benefits, communications and market data, travel and promotion and interest on borrowings expenses, as well as the other factors described above under “Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.”

•                  We record certain direct expenses, including compensation and employee benefits, to the operating segments; however, we do not allocate certain expenses that are managed separately at the corporate level to our operating segments.  The unallocated costs including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses are included in the expenses for our All Other segment described below.  Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments.

•                  Other expenses for Clearing and Backed Trading increased $25.3 million to $32.9 million for the nine months ended September 30, 2011 from $7.6 million for the nine months ended September 30, 2010. These expenses are entirely related to the operations of Kyte, which we acquired on July 1, 2010. Accordingly, the nine month period ended September 30, 2011 is not directly comparable to the nine month period ended September 30, 2010. Total expenses for Clearing and Backed Trading for the nine months ended September 30, 2011 are due, in large part, to compensation and benefits expense of $15.0 million, communications and market data expense of $8.2 million and depreciation and amortization of $4.0 million.

•                  Other expenses for All Other increased by $26.8 million, or 16.3%, to $190.9 million for the nine months ended September 30, 2011 from $164.1 million for the nine months ended September 30, 2010.  The increase was due, in large part, to an $11.5 million increase in compensation and employee benefits, a $8.1 million increase in interest on borrowings and a $5.9 million increase in other expenses.  These factors are discussed above under “Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.”

Quarterly Results of Operations (Unaudited)

The following table sets forth, by quarter, our unaudited statement of operations data for the period from October 1, 2009 to September 30, 2011. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business. In the fourth quarter of 2010, we changed our presentation of certain revenues and expenses in the Statements of Operations, including the adjustment of prior periods. See Note 2 to our Condensed Consolidated Financial Statements in Part I — Item 1 for further discussion.

	Quarter Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	(dollars in thousands)
Revenues
Agency commissions	$151,446	$136,513	$147,483	$127,774	$125,011	$137,624	$143,830	$115,043
Principal transactions	61,711	54,475	70,487	49,064	49,677	56,526	60,296	53,608
Total brokerage revenues	213,157	190,988	217,970	176,838	174,688	194,150	204,126	168,651
Clearing services revenues	31,872	27,680	27,670	20,325	21,553	—	—	—
Interest income from clearing services	606	670	342	439	232	—	—	—
Equity in net earnings (losses) of unconsolidated businesses (1)	4,260	4,757	926	2,088	1,875	(92)	103	7
Software, analytics and market data	18,837	18,403	17,088	16,313	14,905	14,519	14,900	14,649
Other income (loss) (2)	7,230	1,233	(2,546)	6,235	(3,263)	919	1,749	2,260
Total revenues	275,962	243,731	261,450	222,238	209,990	209,496	220,878	185,567
Interest and transaction-based expenses
Transaction fees on clearing services	30,388	26,752	27,069	19,189	20,729	—	—	—
Transaction fees on brokerage services	6,673	6,079	6,605	6,348	5,887	7,554	7,424	6,988
Interest expense from clearing services	439	617	326	289	138	—	—	—
Total interest and transaction-based expenses	37,500	33,448	34,000	25,826	26,754	7,554	7,424	6,988
Revenues, net of interest and transaction-based expenses	238,462	210,283	227,450	196,412	183,236	201,942	213,454	178,579
Expenses
Compensation and employee benefits	159,980	146,839	159,481	139,131	133,345	141,109	144,663	156,053
Communications and market data	15,187	15,106	15,071	13,210	13,788	10,695	11,886	11,864
Travel and promotion	9,723	10,198	10,203	10,618	8,665	9,341	8,893	9,509
Rent and occupancy	6,322	5,988	5,873	5,860	5,867	5,255	5,431	5,343
Depreciation and amortization	9,990	9,801	9,874	9,552	8,851	7,844	8,184	7,959
Professional fees	6,866	5,672	7,103	6,050	7,055	6,247	6,597	4,674
Interest on borrowings	12,035	3,276	2,936	2,692	3,066	2,730	2,575	2,645
Other expenses (1)	9,353	5,573	6,633	8,604	5, 984	4,342	5,111	6,053
Total other expenses	229,456	202,453	217,174	195,717	186,621	187,563	193,340	204,100
Income (loss) before provision for (benefit from) income taxes	9,006	7,830	10,276	695	(3,385)	14,379	20,114	(25,521)
Provision for (benefit from) income taxes	2,884	2,036	2,672	(3,759)	(1,050)	3,955	6,738	(11,070)
Net income (loss) before attribution to non-controlling shareholders	6,122	5,794	7,604	4,454	(2,335)	10,424	13,376	(14,451)
Less: Net income (loss) attributable to non-controlling interests	57	(357)	858	153	151	—	—	—
GFI’s net income (loss)	$6,065	$6,151	$6,746	$4,301	$(2,486)	$10,424	$13,376	$(14,451)

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Revenues
Agency commissions	63.5%	64.9%	64.8%	65.1%	68.2%	68.1%	67.4%	64.4%
Principal transactions	25.9	25.9	31.0	25.0	27.1	28.0	28.2	30.0
Total brokerage revenues	89.4	90.8	95.8	90.1	95.3	96.1	95.6	94.4
Clearing services revenues	13.4	13.2	12.2	10.4	11.8	—	—	—
Interest income from clearing services	0.3	0.3	0.1	0.2	0.1	—	—	—
Equity in net earnings (losses) of unconsolidated businesses (1)	1.8	2.3	0.4	1.0	1.0	(0.1)	0.1	0.0
Software, analytics and market data	7.8	8.7	7.5	8.3	8.1	7.2	7.0	8.2
Other income (loss) (2)	3.0	0.6	(1.1)	3.2	(1.7)	0.5	0.8	1.3
Total revenues	115.7	115.9	114.9	113.2	114.6	103.7	103.5	103.9
Interest and transaction-based expenses
Transaction fees on clearing services	12.7	12.7	11.9	9.8	11.3	—	—	—
Transaction fees on brokerage services	2.8	2.9	2.9	3.2	3.2	3.7	3.5	3.9
Interest expense from clearing services	0.2	0.3	0.1	0.2	0.1	—	—	—
Total interest and transaction-based expenses	15.7	15.9	14.9	13.2	14.6	3.7	3.5	3.9
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	67.1	69.8	70.1	70.9	72.8	69.9	67.8	87.4
Communications and market data	6.4	7.2	6.6	6.7	7.5	5.3	5.6	6.6
Travel and promotion	4.1	4.8	4.5	5.4	4.7	4.6	4.2	5.3
Rent and occupancy	2.7	2.8	2.6	3.0	3.2	2.6	2.5	3.0
Depreciation and amortization	4.2	4.7	4.4	4.9	4.8	3.9	3.8	4.5
Professional fees	2.9	2.7	3.1	3.1	3.8	3.1	3.1	2.6
Interest on borrowings	5.0	1.6	1.3	1.4	1.7	1.4	1.2	1.5
Other expenses (1)	3.9	2.7	2.9	4.2	3.3	2.1	2.4	3.4
Total other expenses	96.3	96.3%	95.5%	99.6%	101.8%	92.9%	90.6%	114.3%
Income (loss) before provision for (benefit from) income taxes	3.7	3.7	4.5	0.4	(1.8)	7.1	9.4	(14.3)
Provision for (benefit from) income taxes	1.2	1.0	1.2	(1.9)	(0.5)	2.0	3.1	(6.2)
Net income (loss) before attribution to non-controlling shareholders	2.5	2.7	3.3	2.3	(1.3)	5.1	6.3	(8.1)
Less: Net income (loss) attributable to non-controlling interests	0.0	(0.2)	0.4	0.1	0.1	—	—	—
GFI’s net income (loss)	2.5%	2.9%	2.9%	2.2%	(1.4)%	5.1%	6.3%	(8.1)%

(1)             Certain amounts related to equity in net earnings (losses) of unconsolidated businesses totaling $(1,448), $235, $243, $(92), $103, $7 for the three months ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010, March 31, 2010, and December 31, 2009, respectively, were previously presented in the “Other expenses” line item in the Condensed Consolidated Statements of Operations. In order to enhance transparency in the presentation of the Condensed Consolidated Statements of Operations and to provide a clearer picture of the financial performance of our equity method investees, these amounts have been reclassified to the “Equity in net earnings (losses) of unconsolidated businesses” line item.

(2)             Interest income on short-term investments was previously presented in a line item called “Interest income” and has been combined into “Other income (loss)” to conform with the presentation for the three month period ended December 31, 2010. The amounts that were combined for interest income for each period presented above were as follows:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	(dollars in thousands)
Interest income	$682	$77	$240	$148

Liquidity and Capital Resources

Net cash used in operating activities was $18.7 million for the nine months ended September 30, 2011, as compared to $34.6 million in cash provided by operating activities for the nine months ended September 30, 2010, a decrease of $53.3 million. This decrease was due in part to a $2.0 million decrease in net income before attribution to non-controlling shareholders, from $21.5 million for the nine months ended September 30, 2010 to $19.5 million for the nine months ended September 30, 2011. The decrease is also attributable to a $63.9 million increase in working capital employed in the business for the nine months ended September 30, 2011 relative to the same period in 2010. The increase in working capital employed in the business was primarily due to a $243.0 million increase related to changes in net receivables from brokers, dealers and clearing organizations, a $12.1 million increase related to changes in commissions receivable and a $6.7 million increase in working capital related to movement in other liabilities balances.  These increases in working capital requirements were offset by a $177.9 million net decrease in working capital deployed in the business, including a decrease in each of segregated cash, deposits with clearing organizations and payables to clearing services customers as well as a $16.1 million decrease in working capital related to accrued compensation and accounts payable.  Changes in working capital are often related to the timing of settlement of matched principal trades.  While our net exposure to these trades is minimal (since we simultaneously agree to buy instruments from one customer and sell them to another customer), there is sometimes a slight lag in the settlement of these offsetting trades that results in us maintaining a receivable or payable position for a short period of time, typically overnight. Substantially all fail to deliver and fail to receive balances at September 30, 2011 have subsequently settled at the contracted amounts.

Offsetting the decrease in net income and additional working capital employed in the business was a $12.5 million net change in items which reconcile net income to net cash used in operating activities, such as depreciation and amortization, share-based compensation expense and net unrealized foreign currency losses, as compared to the nine months ended September 30, 2010.

Net cash used in investing activities for the nine months ended September 30, 2011 was $35.2 million compared to $38.1 million used in the nine months ended September 30, 2010. The decrease in cash used for investing activities was primarily related to a net decrease of $13.1 million in purchases of cost and equity method investments and a $9.2 million decrease in cash used in business acquisitions, net of cash acquired and purchases of intangible and other assets. These decreases were slightly offset by an increase of $11.3 million in net payments due to the settlement of foreign exchange derivative hedge contracts and an increase in purchases of property, equipment and leasehold improvements of $6.1 million.

Net cash used in financing activities for the nine months ended September 30, 2011 was $7.5 million, as compared to $22.5 million in cash used in financing activities for the nine months ended September 30, 2010. This decrease was due, in large part, to proceeds of $250.0 million aggregate principal related to the issuance of 8.375% senior notes, net of $8.8 million in debt issuance costs. This decrease was offset by the use of $195.0 million of the net proceeds from the offering to repay (i) all outstanding amounts under our second amended and restated credit agreement (as amended and restated, the “Credit Agreement”) with Bank of American, N.A. and certain other lenders and (ii) all aggregate principal amounts outstanding of our senior secured notes due in January 2013, a decrease in net borrowings of $15.0 million under our Credit Agreement for the nine months ended September 30, 2011 relative to the same period in 2010, net increases of $14.2 million in purchases of treasury stock and $2.3 million in cash paid for taxes on the vesting of RSUs. See Note 6 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

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

As a result of the issuance of the 8.375% senior notes, the available borrowing capacity under the Credit Agreement decreased from $200.0 million to $129.5 million. Pursuant to the terms of the Credit Agreement, following the redemption of the senior secured notes due January 2013, we are no longer required to secure amounts outstanding under the Credit Agreement with substantially all of our assets and certain assets of our subsidiaries.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$107,066	$13,804	$23,061	$13,118	$57,083
Interest on Long-term obligations	146,563	20,938	41,875	41,875	41,875
Long-term obligations	250,000	—	—	—	250,000
Purchase obligations (1)	26,722	19,339	6,396	987	—
Total	$530,351	$54,081	$71,332	$55,980	$348,958

(1)           Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures for the implementation of a redundant data and software application facility and other purchase commitments for capital expenditures, hosting and software licensing agreements. See Note 10 to our Condensed Consolidated Financial Statements for further discussion of these obligations.

We have recognized tax liabilities in respect of uncertain tax positions (net of the federal benefit on state positions) of approximately $8.8 million, including interest of $0.1 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2011.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”) Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14 (“ASU 2009-14”) Software (Topic 985) Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides additional guidance on how to determine which software, if any, relating to the tangible product would be excluded from software revenue recognition. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. The adoption of ASU 2009-13 did not have a material impact on our condensed consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASU 2010-20”) Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. ASU 2010-20 requires disclosure of additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. This ASU is effective for all public companies for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures relating to loan modifications, which were subsequently extended to interim and annual filings after June 15, 2011. The adoption of ASU 2010-20 did not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard requires entities to report the components of comprehensive income in either in (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. We do not expect the adoption of ASU 2011-05 to have a material impact on our condensed consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) “Intangibles — Goodwill and Other (Topic 350).” ASU 2011-08 amends current guidance to allow entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  The amendments in ASU 2011-08 are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of ASU 2011-08 to have a material impact on our condensed consolidated financial statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2010 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2011.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the nine months ended September 30, 2011.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $5.3 million as of September 30, 2011.

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

Based on currently available information, the outcome of the Company’s outstanding matters are not expected to have a material impact on the Company’s financial position. However, the outcome of any such matters may be material to the Company’s results of operations or cash flows in a given period. It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of the Company’s outstanding matters will not significantly exceed any reserves accrued by the Company.

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2010 Form 10-K. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2010 Form 10-K.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended September 30, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July
Stock Repurchase Program (a)	765,185	$4.54	765,185	9,330,833
Employee Transactions (b)	74,460	$4.54	N/A	N/A

August
Stock Repurchase Program (a)	2,442,248	$4.36	2,442,248	6,888,585
Employee Transactions (b)	59,056	$4.37	N/A	N/A

September
Stock Repurchase Program (a)	—	$—	—	6,888,585
Employee Transactions (b)	141,452	$4.02	N/A	N/A

Total
Stock Repurchase Program (a)	3,207,433	$4.40	3,207,433	6,888,585
Employee Transactions (b)	274,968	$4.24	N/A	N/A

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

(c)  Amounts disclosed in this column include (i) the number of RSUs granted for the nine months ended September 30, 2011 and (ii) an estimate of the number of RSUs management reasonably anticipates will be granted during the fourth quarter of 2011, calculated using a dollar value divided by the Company’s closing stock price on September 30, 2011. Subtracted from this amount is the number of shares repurchased by the Company on the open market for the current calendar year through September 30, 2011.

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

(*) Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2011 and 2010,  (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless GFI Group, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2011.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)