Form 10-K
period 2011-12-31
GFI Group Inc.
filed 2012-03-15
CIK 1292426

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $320,839,407 based upon the closing sale price of $4.59 as reported on the New York Stock Exchange Euronext.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 29, 2012
Common Stock, $0.01 par value per share	118,182,530 shares

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its 2012 Annual Meeting of Stockholders, to be held on June 7, 2012, are incorporated by reference in Part III in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        Sections of this Annual Report on Form 10-K, including, but not limited to "Legal Proceedings" under Part I—Item 3, "Management's Discussion & Analysis" and "Quantitative and Qualitative Disclosures About Market Risk" under Part II—Item 7 & 7A, may contain "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "will be," "will likely continue," "will likely result," or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

  •
  the risks and other factors described under the heading "Risk Factors" in Part I—Item 1A of this Annual Report on Form 10-K and elsewhere in the Annual Report on Form 10-K;

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

        We offer our customers a hybrid brokerage approach, combining a range of telephonic and electronic trade execution services, depending on the nature of the products and the specific needs of our customers. We complement our hybrid brokerage capabilities with decision support services, such as value-added data and analytics products, real-time auctions, fixing and matching sessions and post-transaction services, such as straight-through processing ("STP"), clearing links and trade and portfolio management services.

        During 2011, many of the financial markets in which we provide our services continued to be subject to major regulatory overhaul, as regulators and legislators in the United States and abroad have proposed and, in some instances, already adopted, a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities and the required or increased use of electronic trading system technologies. In the United States, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in July 2010. We are still in the midst of the rulemaking process mandated by the Dodd-Frank Act, with many rules yet to be finalized. The Dodd-Frank Act creates a new form of regulated entity known as a Swap Execution Facility (referred to herein as a "SEF") and mandates that all cleared swaps trade on either an exchange or a SEF. We intend to apply to become a SEF and this process, including the regulatory implications and risks associated with it, are discussed throughout this Form 10-K, including under the heading "Recent Derivative Market Developments" below and under "Item 1A—Risk Factors."

        At December 31, 2011, we employed 1,271 brokerage personnel (consisting of 1,035 brokers and 236 trainees and clerks). We serve over 2,600 brokerage, software, analytics and market data customers, including leading commercial and investment banks, corporations, insurance companies, asset managers and hedge funds, through our principal offices in New York, London, Paris, Nyon, Hong Kong, Seoul,

Tokyo, Singapore, Sydney, Cape Town, Santiago, Bogota, Dubai, Dublin, Tel Aviv, Los Angeles, and Sugar Land (TX).

        Based on the nature of our operations in each geographic region, our products and services, customers and regulatory environment, we have four operating segments: Americas Brokerage; Europe, the Middle East and Africa ("EMEA") Brokerage; Asia Brokerage and Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Our Clearing and Backed Trading segment encompasses our clearing, risk management, settlement and other back-office services, as well as capital to start-up trading groups, small hedge funds, market-makers and individual traders. We also have an All Other segment, which captures revenues and costs that are not directly assignable to one of the other operating business segments, primarily consisting of our corporate business activities and operations and commercial revenues from sales and licensing of trading systems software, analytics and market data. See Note 21 to our Consolidated Financial Statements in Part II-Item 8 for further information on our revenues by segment and geographic region.

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

  Exchange traded and OTC Transactions

        Exchange traded markets and OTC markets have generally developed and grown in parallel to each other as trading efficiencies have increased with the help of pre-trade data and analytics, trading software and automated post-trade processing and clearing services. The relationship between exchange-traded and OTC markets generally has been complementary as each market typically provides unique services to different trading constituencies for products with distinctive characteristics and liquidity needs. Increasingly, wholesale brokers cross exchange-traded products in the OTC market or direct customer orders to an appropriate exchange or other electronic trading venue for execution. Additionally, transactions executed OTC by wholesale brokers are often exchanged for an exchange-traded instrument after the initial OTC trade takes place.

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

        As a result of the new regulations being passed in the United States and Europe and considered elsewhere, certain OTC derivative products will be required to be centrally cleared and traded via exchanges or SEFs. As this happens, it is expected that the OTC markets for certain products will diminish and the associated exchange and SEF markets for those products will expand. We are actively preparing to serve the resulting SEF markets. It is unclear what impact this transition will have on the relevant markets or on the demand for brokerage and trade execution services in these markets. For further information, see the discussion under "Recent Derivative Market Developments" below and "Item 1A—Risk Factors."

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

        For highly liquid OTC markets, such as certain U.S. Treasury and cash foreign exchange products, electronic marketplaces have emerged as the primary means of conducting transactions and creating markets. In such electronic markets, many of the pre- and post-trade activities of market participants are facilitated through an electronic medium, such as a private electronic network or over the Internet. These electronic capabilities reduce the need for actual voice-to-voice participant interaction for certain functions, such as negotiation of specific terms, and allow voice brokers to focus on executing larger-sized or "block" trades, providing market intelligence and otherwise assisting in the execution process. For many professional traders, the establishment of electronic marketplaces has increased trading profits by leading to new trading methods and strategies, fostering new financial products and increasing market volumes.

        Most large exchanges worldwide, including certain exchanges in the United States, France, Canada, Germany, Japan, Sweden, Switzerland and the United Kingdom, are now partially or completely electronic. Additionally, in an increasing number of OTC markets for less commoditized products, a voice broker will often assist the customer by entering the customer's prices directly into the wholesale broker's electronic trading systems at the request of the customer so that any resulting trades can be electronically processed using STP. In many of these markets, customers may benefit from a range of electronic enhancements to liquidity, including pricing dissemination, interactive trading, post-trade processing and other technology services. As these OTC markets have adopted greater use of technology, some market participants have sought to outsource the electronic distribution of their products and prices to qualified wholesale brokers in order to achieve optimal liquidity and to avoid the difficulty and cost of developing and maintaining their own electronic solutions.

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

        Cash markets for equities, commodities and debt securities exist on both exchanges and in the OTC markets, while cash foreign exchange products are traded principally in the OTC markets. In cash transactions, market participants generally seek to purchase or sell a specified amount of securities, commodities or currencies at a specified price for cash, with settlement occurring within a few days after the trade is executed. In certain cash OTC transactions, the broker executes the transaction and the transaction is then cleared by a third- party clearinghouse on behalf of the parties to the trade. The clearing process reduces the counterparty risk inherent in a bilateral OTC transaction as the clearinghouse becomes the buyer and seller in the transaction, thereby guaranteeing the trade. For this service, the clearinghouse imposes margin requirements and charges a fee. When we execute transactions for certain cash products, our customers may have their own relationship with a CCP, either directly or through a third party clearing firm or prime broker. In these cases, our customers are responsible for the margin payments and other CCP fees. Once we execute the transaction, our role is to collect a commission and step out of the trade. However, in most cleared markets, including in equities and cash fixed income, we remain the counterparty until the trade is settled. We believe that central counterparty clearing will play an increasing role in the future of both the cash and derivative OTC markets.

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

        Historically, the lower capital utilization of derivatives made these products a more efficient and attractive medium for trading than cash markets for many professional market participants. For this reason, trading volumes in derivatives were frequently a multiple of volumes in the equivalent underlying cash markets. However, with the passage of the Dodd-Frank Act and other regulations abroad, regulators are likely to increase the net capital requirements or require additional dedicated collateral to support the trading of many derivative products, which may impact trading volumes for the affected derivatives.

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

        OTC derivatives, on the other hand, are bilateral, privately-negotiated agreements that range from highly customizable derivatives with long maturities structured for a user's specific needs to very liquid, highly standardized derivatives with shorter maturities. OTC derivatives are generally structured as forwards, swaps or options. A forward is an agreement between two parties to exchange assets or cash flows at a specified future date at a price agreed on the trade date. A swap is an agreement between two parties to exchange cash flows or other assets or liabilities at specified payment dates during the agreed-upon life of the contract. An option is an agreement that gives the buyer the right, but not the obligation, to buy or sell a specified amount of an underlying asset or security at an agreed upon price on, or until, the expiration of the contract. Forwards have many of the same characteristics as exchange-traded futures and options. OTC derivative transactions can be hedged and arbitraged against both cash and related exchange-traded instruments and vice versa. However, a party generally cannot offset a position resulting from an OTC derivative against margin deposits or collateral held by an exchange. Currently, swaps tend to be traded primarily OTC, but are increasingly being cleared by CCPs. In the future, many of these cleared swaps in the U.S. will be required to be executed on an exchange or through a SEF.

        OTC derivatives provide investors and corporations with a wide variety of structures to address specific risk mitigation and trading strategies. In its 2011 annual survey, Risk magazine identified 97 categories across interest rates, foreign exchange, fixed income and equity derivatives. As a result, corporations and other investors are able to offset unique types of business risks that cannot be mitigated using standardized, exchange-traded derivatives. Indeed, while many large corporations hedge some risks using the relatively limited set of exchange-traded derivatives, such as futures, they often rely on the wide range of customizable OTC derivatives to hedge those risks for which there is no close match available on organized exchanges. Such specific hedging also allows such end users to satisfy hedge accounting requirements.

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

        The OTC derivatives markets are currently far larger than the exchange-traded derivatives markets. According to a recent report from the Bank for International Settlements (the "BIS"), OTC derivatives accounted for approximately 90% of the total outstanding global derivatives transactions, as of June 2011 (as measured by notional amount), with the remainder being exchange-traded derivatives. OTC derivatives markets generally feature lower and more episodic liquidity than exchange-traded derivatives markets. In these large, variably liquid OTC derivatives markets, wholesale brokers provide an essential service of liquidity aggregation and anonymous, efficient execution.

  Recent Derivative Market Developments

        According to the BIS, the size of the global OTC derivative markets, as measured by notional amount outstanding, rose by 17.7% sequentially to $707.6 trillion in the first half of 2011 from $601.0 trillion in the second half of 2010, and 21.4% year-over-year from $582.7 trillion in the first half of 2010. This compares to growth rates of 9.6% and 21.6% sequentially and year-over-year, respectively, for notional amounts outstanding in the exchange traded derivative markets over the same periods. OTC Interest rate and foreign exchange notional amounts outstanding grew 22.6% and 21.7%, respectively, year-over-year while credit default swaps grew at a lower rate of 7.1%. The interest rate and foreign exchange growth comes largely from currency swaps and interest rate swaps, respectively, while the growth rate in the notional amount of credit default swaps outstanding was accelerated by growth in multi-name (index) products.

        The 2011 BIS statistics indicate the first significant growth in the OTC derivative markets since the global financial crisis started in 2008. The compound annual growth rates in OTC and exchange-traded notional amounts outstanding over the two year period ended December 31, 2010 were 0.2% and 8.5%, respectively, compared to compound annual growth rates of 24.9% and 9.5%, respectively, over the five years ended December 31, 2008. Following the financial crisis in 2008, OTC derivative growth had lagged that of exchange-traded products due to (i) a shift in market preference towards standardized, cleared or shorter dated products that typically trade on an exchange, (ii) regulatory uncertainty and (iii) the OTC industry's effort to net derivative exposure. However, heightened volatility in the markets and significant growth in interest rate and foreign exchange notional amounts outstanding have contributed to recent growth in OTC derivative products.

        On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act was intended to reduce the risk of future financial crises and will make major changes to the United States financial regulatory system. The Dodd-Frank Act will significantly alter the way we operate portions of our OTC business in the United States. The Dodd-Frank Act gives the Commodity Futures Trading Commission ("CFTC") and SEC expansive authority over much of the OTC derivatives markets and market participants, and provides the Federal Reserve Board with authority over systemically important financial entities. Through extensive rulemaking authority granted under the Dodd-Frank Act, the CFTC and SEC will create a comprehensive new regulatory regime governing many OTC derivative markets and market participants, including much of our OTC markets and customers. Key derivatives market provisions under the Dodd-Frank Act include:

  •
  requiring clearing of standardized swaps (with limited exceptions);

  •
  requiring trading of clearable swaps on SEFs or exchanges (with an exemption for those swaps that are not made available for trading by an exchange or a SEF);

  •
  requiring all swaps to be reported to a swap data repository and reported in near real time through a market data disseminator;

  •
  giving the CFTC authority to impose aggregate position limits across markets on certain commodity derivatives;

  •
  imposing margin requirements on cleared and uncleared swaps at levels established by regulators;

  •
  establishing a comprehensive framework for the registration and regulation of, including the imposition of capital requirements on, dealers and "major" non-dealer market participants under new categories of regulated entities known as swap dealers and major swap participants;

  •
  imposing limits on proprietary trading in certain derivative instruments by federally insured depository institutions and non-bank entities deemed systemically important; and

  •
  giving the CFTC and the SEC broad power to draft rules setting specific requirements under the core principles applicable to designated contract markets, SEFs, derivatives clearing organizations, national securities exchanges, swap data repositories and clearing agencies, thus altering the flexibility that these entities have to determine how to operate their business in compliance with law.

        Since July 2010, the CFTC and SEC have proposed various rules to implement the Dodd-Frank Act. Many of the rules proposed to date are not final. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the CFTC and SEC to determine through rulemaking. Subject to such rulemaking, we currently expect to establish and operate a SEF and a security-based SEF.

        The SEC's regulations will apply to security-based swaps, such as single name credit default swaps, certain equity swaps and total return swaps referencing a single security or loan. The CFTC's regulations will apply to non-security based swaps, such as interest rate swaps, commodity swaps and swaps based on broad-based credit and equity indices.

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

        In November 2011, the CFTC issued a final rule modifying position limits for several OTC products that we currently broker, including WTI crude oil, Henry Hub natural gas and RBOB gasoline. Presently, we are unable to assess the impact of this rule on our trading volumes, although we recognize the potential for this rule to cause reduced volumes and trade sizes on a market-wide basis as market participants are no longer able to hold positions in excess of those established by the CFTC. Our trading volumes and typical order size in these products may see a reduction in size that is commensurate with any changes in market activity caused by these new rules.

        The Dodd-Frank Act also will make changes to the regulatory requirements of our customers, including large market participants such as investment banks and hedge funds. For example, many of our customers will have to register as swap dealers or major swap participants. Registration as a swap dealer or major swap participant will result in additional regulation for these entities, including greater reporting and recordkeeping requirements, higher capital and margin requirements and higher business conduct standards. They will also be required to segregate clients' or counterparties' margin in a manner similar to the segregation of futures margin. Depending on the final rules that are issued relating to swaps dealers, we may be required to register as a swaps dealer to conduct certain existing businesses and would be required to meet these additional regulatory requirements listed above.

        In Europe, the European Commission published a formal proposal for OTC derivatives, central clearing parties and trade repositories regulation in September 2010, which is referred to as the European Market Infrastructure Regulation ("EMIR"). EMIR was approved by the European Parliament in February 2012 and proposes central clearing and transparent reporting requirements for OTC derivatives. The proposed rules are expected to be in-place by year-end 2012. Additionally, a consultation paper relating to the Markets in Financial Instruments Directive ("MiFID") was released in December of 2010 focusing on OTC derivatives and areas such as dark pools, high frequency trading and consolidated tape for cash equities. The paper concluded that all trading in derivatives that are eligible for central clearing should trade exclusively on regulated markets, multilateral trading facilities or organized trading facilities. Subject to final rules being adopted, we currently intend to establish and operate an organized trading facility.

        In the fourth quarter of 2011, the European Commission published a draft revised Markets in Financial Instruments Directive ("MiFID II") and related draft Regulations ("MiFIR") that, if adopted, will revise and replace MiFID. The MiFID II proposals will migrate the European regulatory landscape from a principles' based system to a rule based system and extends the MiFID framework to additional asset classes and markets. These draft proposals are now subject to approval by the European Parliament and individual member states. Similar to the United States regulations, until such regulations are finalized, it is difficult to predict how our business will be specifically impacted. For additional discussion of the risks relating to these new regulatory changes, see "Item 1A—Risk Factors—Broad changes in laws or regulations or in the application of such laws and regulations may have an adverse effect on our ability to conduct our business."

Our Market Opportunity

        We believe the financial markets in which we operate present us with the following opportunities to provide value to our customers:

        Continued Global Demand for Investment Hedging and Risk Management.    In recent years, governments worldwide have issued billions of dollars of sovereign debt in order to fund financial system rescues and fiscal stimulus packages. Global corporate borrowings are also expected to increase as and when economic recovery takes hold. Investors in the sovereign and corporate debt markets will need to utilize a range of derivatives products to effectively hedge their credit, interest rate and foreign exchange related risks. Additionally, the continuing growth of key emerging market countries, such as China, Brazil and India, should lead to increased demand for basic commodities and a corresponding need for hedging instruments, such as energy and commodity futures and derivatives. These hedging activities account for a growing proportion of the daily trading volume in derivative products. In the current financial environment, we believe wholesale brokers will be needed to provide crucial liquidity aggregation and anonymous, efficient execution for those derivative products which are commonly used to hedge the risks associated with credit defaults by sovereign and corporate debtors, equity ownership, fluctuations in the value of foreign currencies and energy and commodity price volatility. We believe growing global demand for hedging and risk management will, in time, drive higher trading volumes in the financial products and markets in which we provide our execution, market information and software services.

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

        Demand for Superior Execution.    Sophisticated market participants around the world require efficient and effective execution of transactions in increasingly complex financial markets. We believe that in certain highly liquid markets for cash products, such as corporate fixed income and equities, the services of wholesale brokers are needed to achieve best execution, especially for larger transactions that may be privately negotiated. Wholesale brokers can source liquidity from other market participants or assess which competing markets, market makers, or electronic communications networks offer the most favorable terms of execution and efficiently transact large positions with minimal price movement. In addition, we believe that wholesale brokers, such as us, who provide hybrid brokerage services are better positioned to meet the particular needs in the broad range of markets in which we operate than competitors that do not offer this combination of voice and electronic services. In the wake of the global financial crisis and the adoption of the Dodd-Frank Act and European legislation, intermediated execution generally will be mandatory for clearable swaps transactions, which we believe will lead to increased demand for superior hybrid electronic execution facilities in certain wholesale derivatives markets, such as the North American credit derivatives and energy markets, that traditionally have under-utilized such systems. Accordingly, we believe that there will be an increased need for our trade support technology, including our hybrid brokerage systems and Trayport GlobalVisionSM products.

        Opportunity for Increased Market Share.    As a result of the major push for regulatory reform in the global markets, which will carry significant costs for compliance, including the need to have, maintain or expand sophisticated technology platforms, many smaller wholesale or inter-dealer brokers may cease to exist. We already operate hybrid execution platforms and have an ability to build and deploy sophisticated trade execution and support technology. As a result, we may be able to increase our market share in certain derivative markets.

        Greater Importance of Product Expertise.    Wholesale brokers provide important price discovery and liquidity aggregation services in both liquid and illiquid markets. The presence of a broker provides customers with market intelligence, enhanced liquidity and, ultimately, improved pricing and execution. Wholesale brokers that execute a higher volume of trades of a particular financial product and have access to more market participants are better positioned to provide valuable pricing information, and can offer superior market data and analytics tools, than brokers who less frequently serve that market. In less commoditized financial markets, including markets for novel and complex financial instruments where liquidity is intermittent, market leadership becomes more important because reliable pricing information is difficult to obtain. Market participants in these less liquid markets utilize the services of leading wholesale brokers in order to gain access to the most bids and offers for a particular product. For example, some market participants pursue trading strategies that combine credit default swaps with convertible bonds or equity derivatives of the securities of a single issuer or a basket of issuers. As a wholesale broker with high volumes of bids and offers in the credit derivative and other specialized markets and access to technology that tracks such market data against activity in correlated markets, we are well-positioned to meet the needs of professional market participants for analytical insight, price discovery, and product expertise.

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

        Increased Demand for Trading and Broking Support Services.    Our Kyte subsidiary provides clearing, risk management, settlement and other back office services to professional trading and brokerage groups in listed fixed income, foreign exchange, commodity and equity products. As a result of the regulatory uncertainty relating to large financial institutions and their proprietary trading operations, as well as compensation restrictions for employees of certain banks, some traders and brokers are seeking to start their own companies or hedge funds or otherwise partner with providers of connectivity and support services such as Kyte. We believe that the services offered by Kyte will be in further demand if proposed financial regulations requiring large banks to scale-down, sell or exit their proprietary trading operations are passed in their current form.

Our Competitive Strengths

        We believe that the following principal competitive strengths will enable us to enhance our position as a leading wholesale broker:

        Strong Brand and Leading Position in Key Markets.    We believe that over our twenty-five year history, we have successfully created value in several brands that our customers associate with high quality services in the markets on which we focus. Our leadership in multiple markets, such as the markets for certain fixed income and equity derivatives, foreign exchange options and commodity products, has been recognized by rankings in industry publications such as Risk magazine, FX Week, Profit & Loss and Energy Risk magazine. Risk magazine has frequently ranked us as the leading broker in credit derivatives and numerous currency and equity derivative markets. Energy Risk magazine also listed GFI as Commodity Broker of the year in recent years, with top positions in natural gas and metals. We are also successfully building name recognition for our services in certain cash markets for corporate fixed income and equity securities under our "Christopher Street Capital" brand in Europe. In addition, FENICS ProfessionalTM, GFI's pricing, trading and risk management platform, is a leading analytic and risk management tool in the foreign exchange markets. Our electronic brokerage platforms, CreditMatch®, GFI ForexMatch® and, EnergyMatch®, as well as the Trayport GlobalVisionSM products, are recognized platforms in the markets in which they serve. We believe that, because of our leading market positions, strong brands and differentiated technological capabilities, we are better positioned than many of our competitors to serve the comprehensive needs of our customers in both exchange-traded and OTC markets.

        Expertise in Liquidity Formation in OTC Cash and Derivative Markets.    We believe we have expertise in fostering liquidity in OTC markets for complex and innovative financial products where liquidity is harder to achieve and expert brokerage services are therefore more valuable to market participants. We have long sought to anticipate the development and growth of markets for evolving, innovative financial products in which we believe we can move early to foster liquidity, garner a leading market position and enjoy higher commissions. For example, we fostered liquidity in the credit derivative and currency derivative markets in their early stages and have grown our services offerings for these markets through the years. We have also been involved in efforts to improve the transparency and standardization of the credit derivatives market as well as the development of clearing mechanisms for credit derivatives. We have introduced hybrid execution, matching and auction technology to the fixed income and currency derivatives market globally. Similarly, we were an early entrant to the shipping, property and emissions derivatives markets. Recently, we successfully increased our brokerage services in certain cash fixed income markets. While these cash products are far more commoditized than the OTC derivatives products for which we are recognized, their trading activity is often correlated to activities in the corresponding derivatives markets, in which we are active intermediaries. We believe that our expertise in fostering liquidity in various derivatives markets gives us certain advantages when providing brokerage services in correlated cash markets. It also allows us to extend the reach of our services to a broader clientele, such as larger institutional investors and hedge funds, that are more active in cash markets than derivatives markets.

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

        Our Trayport subsidiary supports OTC and exchange traded markets and is a market leader in providing electronic trading software to the European energy markets. Its primary revenue source comes from trading firms desiring a single, electronic access point for all of their energy trading requirements, both OTC and exchange-traded. Trayport software also supports brokers in their electronic market operations, as well as their electronic distribution of prices to trading clients. Trayport also provides trading system technology to exchanges and clearing houses that offer connectivity to trading communities across a range of markets, including commodities, equities (cash, derivatives) and fixed income. Trayport technology accommodates electronic trading, information sharing, STP capabilities and clearing links.

        We have internally built or purchased most of our core trade execution and support technology. We believe that this distinguishes us from our competitors as we are not overly beholden to the licensing rights of third party vendors and can tailor our technology offerings to serve the unique needs of our diverse product markets and customers.

        Quality Data and Analytics Products.    We are one of the few wholesale brokers that offers a broad array of data and analytics products to participants in the complex financial markets in which we specialize. Our data products are derived from the historical trade data compiled from our brokerage services in our key markets. Our analytics products benefit from the reputation of the Fenics® brand for reliability, ease of use and independence from any large dealer. Our Fenics® tools are used, not only by our traditional brokerage customers, but also by their customers, such as national and regional financial institutions and large corporations worldwide. In addition, our Fenics® Trader allows approximately 300 bank, corporate and hedge fund customers around the world to have electronic access to tradable prices for currency derivatives provided by a group of global dealers using "request for quote" technology.

        Clearing and Settlement Services.    Through our Kyte subsidiary, which is a member of a number of leading exchanges, we provide clearing, risk management, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. The provision of these services allows us to broaden our customer base and further diversify our revenue stream.

        Experienced Senior Management, Skilled Brokers and Technology Developers.    We have a senior management team that is experienced in identifying and developing brokerage markets for evolving, innovative financial instruments. Our founder and chief executive officer, Michael Gooch, has over 30 years of experience in the brokerage industry. Our president, Colin Heffron, has been with our company since 1988 and, prior to becoming our president, was instrumental in developing a number of brokerage desks and leading the growth of our European operations. Reporting to them is an experienced management team that includes senior market specialists in each of our product categories. We also employed over 1,000 skilled and specialized brokers as of December 31, 2011, many of whom have extensive product and industry experience. Although the competition for brokers has been intense in recent years, we have been able to effectively hire new brokers and establish new brokerage desks in areas in which we seek to expand our operations. In addition, our in-house technology developers are experienced at developing electronic brokerage platforms and commercial grade software that are tailored to the needs of certain select markets in which we focus. Our brokers utilize this technology and market information to provide their customers with enhanced services. We believe that the combination of our experienced senior management, skilled brokers and technology developers gives us a competitive advantage in executing our business strategy.

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

        Maintain and Enhance our Leading Positions in Key Markets.    We plan to continue building upon the leading market share and brand recognition that we have developed for a range of OTC derivative instruments and underlying cash securities in fixed income, financial, equity and commodity markets. We will continue deploying our specialized brokers and proprietary trading technology and systems in markets where liquidity is harder to achieve and our unique brokerage services and systems are therefore more valuable to dealers and professional traders. Building on our strength in derivative products, we plan to continue to build our brokerage capabilities in corporate bond and equity markets that have correlations to the underlying derivative markets in which we are well recognized. We also intend to continue offering our quality brand data and analytics products in certain select markets requiring reliable decision support tools. Through these means, we seek to enhance our strong reputation and long-standing relationships in existing markets, while offering additional services and serving new customers in increasingly global financial and commodities markets.

        Leverage Technology and Infrastructure to Gain Market Share and Improve Margins.    We intend to continue to develop and deploy technology, including proprietary electronic brokerage platforms, to further enhance broker productivity, increase customer and broker loyalty and improve our competitive position and market share. We intend to continue to pursue technological innovations, such as state of the art electronic brokerage platforms, to improve our brokers' productivity and increase our market share in key products. During 2011, we continued to see substantial use of our CreditMatch® electronic brokerage platform in Europe in both credit derivatives and cash bonds, and have seen increasing use of CreditMatch® for electronic trading of credit derivatives in North America. GFI ForexMatch®, an electronic brokerage platform for foreign exchange products that is integrated it with our Fenics® trader tools, has seen increased usage in emerging market products, particularly in Latin American products. We provide our EnergyMatch® system to certain natural gas and electric power markets in North America and Europe. We believe that there will be increased demand for our hybrid electronic brokerage platforms in many of our existing wholesale derivatives markets following the implementation of the Dodd-Frank Act. We believe that as the usage of these systems becomes more widespread, we will be able to gain increased market share. Moreover, where possible, we plan to continue to install STP connections with our customers' settlement, risk management and compliance operations, in order to better serve their needs and to provide us with additional opportunities to increase our revenues.

        Continue to Identify and Develop New Products, and High-growth Markets.    Our brokerage personnel headcount as of December 31, 2011 was 1,271. We plan to continue our practice of developing new brokerage desks through the strategic redeployment of experienced brokers from established brokerage desks and through the selective hiring of new brokers. Individual brokerage desks are separately tracked and monitored in an effort to drive performance. We will continue to focus on identifying high growth markets where liquidity is more valuable, thereby yielding early-mover opportunities. At the same time, we plan to continue to develop our capabilities in selected cash equities and fixed income products where we can leverage our expertise in the underlying derivatives products and long-standing relationships with the world's largest financial institutions. We also intend to continue to expand our presence globally in markets where we believe there are opportunities to increase our revenues. As part of this effort, we have grown our operations in recent years in a number of locations in South America and Europe.

        Align our Business with the Goals of New Regulations.    Recent U.S. and European legislation as well as pending legislative and regulatory proposals for OTC derivatives require, among other things, greater use of clearing facilities, transaction reporting, greater price transparency and mandatory execution of transactions by regulated intermediaries. Our business benefited from the introduction of clearing in the United States energy markets in the mid-2000s and we have long supported greater use of clearing for credit derivatives. We believe that increased use of clearing will bring new entrants into our markets and increase trading volumes. Similarly, we have worked with major industry participants to develop transaction confirmation and reporting protocols that will be utilized in enhanced regulatory trade warehousing. Although we already operate hybrid brokerage systems that we believe will be able to meet the new regulatory requirements to operate as a swap execution facility, or SEF, in the United States, we intend to continue to invest in those areas of our business that will serve the goals of expected regulation, including increased market transparency.

        Continue to Pursue New Customers and Diverse Revenue Opportunities.    We offer our products and services in a diverse range of financial markets and geographic regions and to hundreds of institutional customers. We have been successful in expanding our wholesale brokerage customer base through new product offerings and the implementation of our proprietary technology. At the end of 2007, approximately 71% of our total revenues came from our traditional dealer bank customers. By the end of 2011, that percentage had dropped to approximately 61%. In cash markets for corporate fixed income and equities, as well as in certain energy and commodities markets, we are increasingly providing brokerage services to a broader range of customers than our traditional clientele of large primary dealers. Our data, analytics and software products and clearing services are already purchased by a broad range of customers outside of the dealer community. We intend to increase the diversity of our customer base by expanding our services to the wider professional trader community in order to lessen the impact of a downturn in any particular market or geographic region on us. We also intend to maintain the geographic diversity of our revenues. On a geographic basis, approximately 59% of our total revenues for the year ended December 31, 2011 were generated by our EMEA operations, 31% were generated by our Americas operations and 10% were generated by our operations in the Asia-Pacific region. Additionally, for the year ended December 31, 2011, no one customer accounted for more than 6% of our total revenues from all products, services and regions, and our largest brokerage desk accounted for approximately 3% of total brokerage revenues.

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

        Continue to Generate Cash and Return Value to Shareholders.    Our brokerage, software, analytics and market data businesses have generated significant operating cash flows that have allowed us to invest in software development, open new brokerage or trading desks and otherwise re-position our business to suit current and future market conditions. At the same time, we have been able to provide our shareholders with a consistent quarterly dividend stream since 2008. Despite the recent global financial crisis, over the past three years, we generated in excess of $214 million of positive cash flow from operations and paid in excess of $102 million of dividends to our shareholders. We believe that our cash flows also benefit from the significant amount of matched principal transactions we broker for cash products. Matched principal transactions generally settle within three days and we receive our commission much sooner than we do when we execute a trade on an agency basis. We intend to continue to invest in businesses that generate operating cash flows and to use these cash flows to continue to return value to our shareholders.

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

        We generally do not take unmatched positions for our own account or gain, but may do so in response to customer demand, primarily to facilitate the execution of existing customer orders or in anticipation that future customer orders will become available to fill the other side of the transaction. Although the significant majority of our principal trading is done on a "matched principal" basis, we have authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or, in limited cases, to engage in principal trading for our own account. For more information on these limits, see "Item 7A Quantitative and Qualitative Disclosure About Market Risk—Market Risk." Most of our principal transactions are executed in the OTC cash trading markets, such as the fixed income and equity markets, or in certain listed derivative markets.

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

        We hold an economic interest in ICE Trust, a clearinghouse for derivative instruments formed as a result of IntercontinentalExchange Inc.'s March 2009 purchase of The Clearing Corporation, a company in which we were a minority shareholder. In March 2009, ICE Trust became the first clearinghouse to clear credit derivatives. We believe that our hybrid electronic brokerage systems and STP capabilities will complement the movement to greater automation and centralized clearing in the OTC credit derivatives markets. Ultimately, we believe that centralized clearing may expand the market for OTC derivative products through added settlement efficiency and reliability.

        Through Christopher Street Capital, a division of GFI Securities Limited in the UK, we offer traditional brokerage services to a broad range of customers in the cash bond markets, including investment grade and cross-over corporate debt, distressed debt, agencies, high yield debt, and asset backed securities.

        Kyte Capital Management Limited, through its subsidiaries, undertakes proprietary trading, market making, and liquidity provider services on fixed income futures and options on the major U.S., European and Asian exchanges and OTC trading venues.

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

        We offer telephone brokerage services in our New York, London, Hong Kong, Singapore, Sydney,Santiago, Bogota and Nyon offices, augmented in select markets with our GFI ForexMatch® brokerage platform. We also offer a STP capability that automatically reports completed telephone and electronic transactions directly to our customers' position-keeping systems and provides position updates for currency option trades executed through our brokerage desks globally.

        Our New York office focuses on providing brokerage services for foreign exchange option trading among the U.S. Dollar, the Japanese Yen and the Euro, which are referred to as the G3 currencies, as well as the Canadian Dollar and emerging market foreign exchange options, forward contracts and non-deliverable forward contracts and non-U.S. Dollar interest rate swaps. Our New York office also offers bond options, swap options and corporate and emerging market repo brokerage services. Our London office also covers foreign exchange option trading in the G3 currencies along with nearly all European cross currencies, including the Russian Ruble and Eastern European currencies, for which we provide brokerage services for forwards and non-deliverable forwards. In addition, our London office provides brokerage services for cross currency basis swaps, and non-US Dollar interest rate swaps and options. Our brokers in Singapore, Hong Kong and Seoul provide brokerage services for foreign exchange currency options, non-deliverable forwards and non-U.S. Dollar interest rate swaps for regional and G3 currencies. Our offices in Santiago and Bogota focus on interest rate swap and non-deliverable forward products while our Dubai office focuses on Islamic finance products.

        In October 2011, we opened an office in Nyon, Switzerland that focuses on the brokering of emerging market products, including foreign exchange options, forward rate agreements, basis swaps, interest rate swaps and government bonds in CE3 currencies (Czech Koruna, Polish Zloty and Hungarian Forint), South African Rand and Turkish Lira.

        Equity Products.    We provide brokerage services in a range of cash-based and derivative equity products, including U.S. domestic equity and international equity stocks, Global Depositary Receipts ("GDRs"), American Depositary Receipts ("ADRs") and equity derivatives based on indices, stocks or customized stock structures.

        We offer voice broker assisted equity execution services from our brokerage desks in New York, London, Dublin, Paris, Tel Aviv, Hong Kong, Tokyo and Sydney and, where appropriate, they are augmented with electronic and algorithmic trading capabilities. Through our various offices, we broker trades in the OTC market, as well as for certain exchange-traded securities and derivatives.

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

        Through Christopher Street Capital Equities, a division of GFI Securities Limited, we operate a cash equities brokerage desk that provides independent equity research focused on the relationship between the credit and equity markets. Our research analyzes the relationship between credit default swap and equity markets using our historic credit default swap data. Christopher Street Capital Equities focuses, in particular, on situations where credit default swap spreads and equity prices diverge outside their normal relationship.

        Kyte Capital Management Limited, through its subsidiaries, undertakes proprietary trading, market making, and liquidity provider services on cash equities and equity futures and options on the major U.S., European and Asian exchanges and OTC trading venues.

        Commodity Products.    We provide brokerage services in a wide range of cash-based and derivative commodity and energy products, including oil, natural gas, biofuel, electricity, wet and dry freight derivatives, dry physical freight, precious metals, coal, property derivatives, emissions, ethanol and soft commodities.

        We offer telephonic brokerage supported by electronic platforms and post-trade STP and confirmation services in certain markets. Our Trayport subsidiary is a leading provider of electronic trading software and services to the European OTC energy markets, including electricity, natural gas, coal, emissions and freight. Trayport's GlobalVisionSM platform accommodates electronic trading, information sharing, STP capabilities in commodity and financial instruments and clearing links to NOS Clearing ASA, LCH Clearnet and CME ClearPort. In London, our telephonic brokerage capabilities are augmented with electronic brokerage capabilities licensed by our wholly-owned subsidiary, Trayport. In North America, we offer EnergyMatch®, an electronic brokerage platform for trading OTC energy derivatives which is currently used in varying degrees in certain electricity, natural gas and emissions markets. We intend to continue to expand this platform to other energy markets. Through EnergyMatch®, we offer STP capabilities and clearing links to CME ClearPort and other third party clearing providers.

        From our New York area offices, we provide brokerage services in natural gas, oil and petroleum products, electricity, ethanol and soft and agricultural commodities. Through our Amerex subsidiary based in Sugar Land, Texas, we provide brokerage services in natural gas, electricity, environmental commodities and retail energy management. Our London office provides energy product brokerage services in many European national markets, including for electricity, coal, emissions and gas. The London office also provides brokerage services in property derivatives, dry and wet freight derivatives and dry physical freight. Our Singapore office brokers dry freight derivatives and dry physical freight. Desks in our New York, London and Sydney offices also provide brokerage services for the global precious metal markets.

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

        Clearing and Settlement Services.    On July 1, 2010, we acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited, and will acquire the remaining 30% equity interest in 2013. Kyte, which is a member of leading exchanges including NYSE Euronext, NYSE LIFFE and Eurex, provides clearing, brokerage, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. In some instances, Kyte provides capital to start-up trading groups, small hedge funds, market-makers and individual traders. We acquired Kyte because of its expertise in listed derivative markets, its risk management platforms and its unique clearing, broking and investment services business model.

        Software, Analytics and Market Data.    Our Trayport subsidiary licenses multi-asset class electronic trading and order management software to brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets. Trayport's GlobalVisionSM products have an industry leading position in supplying software to the European OTC energy markets, including electric power, natural gas, coal, emissions and freight. Trayport's primary source of revenue is from recurring license fees charged to trading and brokerage firms that are calculated by the number of active users. Trayport also receives consulting and maintenance fees to "white-label" or customize its products according to customer needs. Trayport's products provide customers with STP capabilities and clearing links to multiple clearinghouses, including NOS Clearing ASA, LCH Clearnet and CME ClearPort.

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

Our Customers

        As of December 31, 2011, we provided brokerage services, clearing services and data and analytics products to over 2,600 institutional customers, including leading investment and commercial banks, large corporations, asset managers, insurance companies, hedge funds and proprietary trading firms. Notwithstanding our large number of customers, we primarily serve the wholesale and professional trader community that regularly transact in global capital markets, including many of the world's money-center banks and wholesale dealers such as Bank of America, Barclays Bank, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS. Despite the importance of these large financial institutions to our brokerage business, no single customer accounted for more than 6% of our total revenues from all products and services globally for the year ended December 31, 2011. Customers using our Fenics branded analytics products and our market data products and services include small and medium sized banks and investment firms, brokerage houses, asset managers, hedge funds, investment analysts and financial advisors. We also license our Trayport trading systems to various financial markets participants, including our major wholesale brokerage competitors, exchanges and trading firms.

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

        Our data, analytics and trading software products are actively marketed through dedicated sales and support teams, including at our Trayport subsidiary, that market products to customers globally. As of December 31, 2011, we employed a total of 121 sales, marketing and customer support professionals globally.

Technology

        Pre-Trade Technology.    Our brokers generally use an internally developed suite of proprietary market data and analytical software tools to assist customers with their trading decisions. This technology is often made available directly to customers via a license agreement. In most cases, our brokerage desks distribute prices and other market data via our proprietary network, data vendor pages, secure websites and trading platforms.

        Hybrid Brokerage Platform Technology.    We utilize several sophisticated proprietary electronic brokerage platforms to distribute prices and offer electronic trade execution to our customers. These platforms include our CreditMatch®, GFI ForexMatch® and EnergyMatch® electronic brokerage platforms. Price data is transmitted over these platforms by our proprietary global private network and by third-party providers that connect to the financial community. Our hybrid brokerage platforms and systems operate on a technology platform and network that emphasizes scalability, performance, adaptability and reliability, and that provides our customers with a variety of means to connect to our brokers and brokerage platforms, including dedicated point-to-point data lines, virtual private networks, proprietary application programming interfaces and the Internet. We provide customers with proprietary application programming interfaces ("APIs") that automate customer order flow and trade matching. These efforts seek to automate large parts of the trade reporting and settlement process via straight-through processing, thereby reducing errors, risks and costs traditionally associated with post-trade activities.

        Post-Trade Technology.    Our hybrid brokerage platforms automate previously paper- and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost incurred by many of our customers' back offices and enabling straight-through processing. In addition to our own system, confirmation and trade processing is also available through third-party hubs including Markitwire, Reuters RTNS, ConfirmHub, EFETnet and direct straight-through processing in Financial Information eXchange (FIX) Protocol for various banks. We have electronic connections to most mainstream clearinghouses, including The Depository Trust & Clearing Corporation (through third party clearing firms), Continuous Linked Settlement, Euroclear, Clearstream, LCH Clearnet, Eurex, the CME Group, Inc. ("CME"), Euro CCP and European Multilateral Clearing Facility N.V ("EMCF"). We intend to expand the number of clearinghouses to which we connect in the future.

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

        Risk Management Platforms.    GFI maintains a proprietary electronic risk monitoring system to monitor and mitigate market risks, which provides management with daily credit reports in each of our geographic regions that analyze credit concentration and facilitates the regular monitoring of transactions against key risk indicators. In addition, our Kyte subsidiary maintains proprietary risk management platforms which are used to manage risk associated with its customers. These proprietary risk platforms create risk profile reports using algorithms that calculate real time net position reports using information from exchanges and third-party market data providers, such as Reuters. The systems can calculate the net risk of a customer's entire portfolio covering a broad range of products, including cash bonds, futures, options, equities and spot FX.

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

        Support and Development.    At December 31, 2011, we employed a team of 342 computer, telecommunication, network, database, customer support, quality assurance and software development specialists globally. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our customers and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

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

        We have filed a number of patent applications to further protect our proprietary technology and innovations, and have received patents for some of those applications. We believe that no single patent or application or group of patents or applications will be of material importance to our business as a whole. Our patents have expiration dates ranging from 2015 to 2028.

Competition

        Competition in the wholesale brokerage industry is intense. We encounter competition in all aspects of our businesses, including for customers, employees and acquisition candidates.

        Inter-dealer Brokers.    Our primary competitors with respect to dealer to dealer, or "inter-dealer", OTC brokerage services are currently four firms: ICAP Plc, Tullett Prebon Plc, BGC Partners, Inc (a publicly traded subsidiary of Cantor Fitzgerald) and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. We also compete, to a lesser extent, with several electronic brokerage platforms and a number of smaller, privately held firms or consortia that tend to specialize in niche products or specific geographical areas. The current size of the inter-dealer brokerage market is difficult to estimate as there is little objective external data on the industry and several participants are private companies that do not publicly report revenues. Over the past decade, the industry has been characterized by the consolidation of well-established smaller firms into the four firms mentioned above and ourselves. We believe this consolidation has resulted from a number of factors, including: the consolidation of primary institutional dealer customers; pressure to reduce brokerage commissions, particularly in more commoditized products; greater dealer demand for technological capabilities and the need to leverage relatively fixed administrative and regulatory costs.

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

        Exchange and Exempt Commercial Markets.    In general, we do not compete directly with the major futures exchanges, such as CME, the Chicago Board Options Exchange, Eurex and Euronext.liffe, and exempt commercial markets like the one operated by IntercontinentalExchange (ICE). These exchanges allow participants to trade standardized futures and options contracts. These contracts, unlike the less commoditized OTC products that we focus on, typically contain more standardized terms, and are typically traded in contracts representing smaller notional amounts. Furthermore, the introduction of such standardized exchange-traded futures and options contracts has, in the past, generally been accompanied by continuing growth in the corresponding OTC derivatives markets. We often cross exchange-traded derivatives as OTC transactions and the trades are then either exchanged for exchange-traded instruments, such as a futures contract, or "given up" for clearing to one of the exchanges mentioned above or a third-party CCP or FCM. It is not clear what impact the Dodd-Frank Act will have on these traditional roles as the rules relating to clearing of OTC derivatives and SEFs are still being issued and their impact is still unknown.

        In a growing number of markets and products, however, our hybrid brokerage platforms are competing directly with the execution arms of those same exchanges. Pursuant to the Dodd-Frank Act, futures exchanges are authorized to execute swaps transactions, along with swap execution facilities. Accordingly, we expect that in the near future we will compete to be the primary execution venue for swaps transactions with several futures exchanges, as well as our existing wholesale broker competitors.

        We believe that exchanges will continue to seek to leverage their platforms and attempt to grow by introducing products designed to compete with or compliment certain products covered by wholesale brokers in the current OTC marketplace or through acquisitions. Exchanges have also acquired wholesale brokers, such as ICE's acquisition in 2008 of CreditEx, a specialist inter-dealer broker of credit derivative products. Most major exchanges have either begun or announced plans to clear many of the existing OTC financial and derivative products. We generally believe that efforts by exchanges to provide clearing venues for the OTC markets are complementary to our business and we expect that such efforts will enable us to provide our services to a broader customer base.

        Software, Analytics and Market Data.    Several large market data and information providers, such as Bloomberg and Reuters, compete for a presence on virtually every trading desk in our industry. Some of these entities currently offer varying forms of electronic trading of the types of financial instruments in which we specialize. In addition, these entities are currently competitors to, and in some cases customers of, our data and analytical services. Our Trayport subsidiary competes against several independent providers of advanced financial technology and high-end trading systems. Further, we face competition for certain sales of our data products from our inter-dealer, exchange and wholesale broker competitors and from data and technology vendors, such as Markit, a consortium of major financial institutions. In some cases, we have entered into collaborations or joint venture agreements with these other entities with regard to our software, analytics and market data services in order to create a more robust product, increase our distribution channels or, in some cases, white label products through our respective distribution channels.

        Overall, we believe that we may also face future competition from other large computer software companies, market data and technology companies and securities brokerage firms, some of which are currently our customers, as well as from any future strategic alliances, joint ventures or other partnerships created by one or more of our potential or existing competitors.

Regulation

        Certain of our subsidiaries, in the ordinary course of their business, are subject to extensive regulation by government and self-regulatory organizations both in the United States and abroad. As a matter of public policy, these regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets. These regulations are designed primarily to protect the interests of the investing public generally. They cannot be expected to protect or further the interests of our company or our stockholders and may have the effect of limiting or curtailing our activities, including activities that might be profitable.

        U.S. Regulation and Certain Clearing Arrangements.    In order to conduct our securities related business in the U.S., GFI Securities LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC, and the State of New York, and is regulated by the Financial Industry Regulatory Authority Inc. ("FINRA"). GFI Securities LLC is subject to regulations and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, safekeeping of customers' funds and securities, capital structure, record keeping, supervision and the conduct of affiliated persons, including directors, officers and employees. GFI Securities LLC also operates CreditMatch®, an electronic brokerage platform that is regulated pursuant to Regulation ATS under the Exchange Act.

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

        The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm's liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain capital withdrawals. At December 31, 2011, GFI Securities LLC was, and currently is, in compliance with the net capital rules and had net capital in excess of the minimum requirements.

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

        As with those U.S. subsidiaries subject to FINRA rules, the ability of our regulated U.K. subsidiaries to pay dividends or make capital distributions may be impaired due to applicable capital requirements. Our regulated U.K. subsidiaries are subject to "consolidated" prudential regulation, in addition to being subject to prudential regulation on a legal entity basis. Consolidated prudential regulation impacts the regulated entity and its parent holding companies in the U.K, including the regulated entity's ability to pay dividends or distribute capital. We are also subject to the European Union's Capital Requirements Directive ("CRD"). This directive requires us to have an "Internal Capital Adequacy Assessment Process" as set forth in the CRD, which puts the responsibility on firms subject to the directive to ensure they have adequate capital after considering their risks.

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

        In the second quarter of 2011, the Company informed the FSA that the Kyte Group Limited's U.K. consolidated group capital had fallen below the required level at December 31, 2010. The amount of consolidated group capital was corrected and the Company has been in compliance since June 2011. In connection with this matter, the FSA issued a notice under Section 166 of the Financial Services and Markets Act 2000 to appoint a "Skilled Person." The scope of the review to be conducted by such Skilled Person included the effectiveness of the Kyte Group Limited's systems and controls relating to regulatory reporting, the procedures for calculating its capital adequacy requirements and a capital restructuring that the Company completed at the end of the second quarter. In accordance with this, the Company appointed a Skilled Person and they completed their review prior to the end of 2011. The Company has discussed the results of such review with the FSA and has agreed with the FSA to put in place remedial actions to improve certain controls, which we expect to be completed by the end of the first quarter of 2012.

        GFI Securities Limited is a member of Euroclear for the purpose of clearing certain debt and equity transactions. This membership requires GFI Securities Limited to deposit collateral or provide a letter of credit to Euroclear so that Euroclear will extend a clearing line to GFI Securities Limited.

        The Kyte Group Limited and Kyte Broking Limited maintain execution and clearing relationships with Newedge Group, Bank of America Merrill Lynch, Societe Generale, International and Commercial Bank of China, Deutsche Bank, BGC Brokers and Otkritie Securities in order to provide their clients with direct market access to a number of exchanges and multilateral trading facilities (MTFs). These arrangements require the deposit of collateral to facilitate market access and clearing.

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

        In Colombia, GFI Exchange Colombia S.A. and GFI Securities Colombia S. A. are licensed and regulated by the Superintendencia Financiera de Colombia.

        At December 31, 2011, all of our subsidiaries that are subject to foreign net capital rules were, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

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

        The government agencies that regulate us continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. The financial markets in which we provide our services are currently in the midst of a major global regulatory overhaul, as regulators and legislators in the U.S. and abroad have proposed and, in some instances, already adopted, a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated execution facilities and the required or increased use of electronic trading system technologies. Many of these regulations are not harmonized with those of other jurisdictions and some are in direct conflict. For a more detailed discussion of the changes in regulations in the U.S. and abroad, see Item 1—"Business—Recent Derivative Market Developments."

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

Employees

        As of December 31, 2011, we employed 2,176 employees. Of these employees, 1,271 are brokerage personnel (consisting of 1,035 brokers and 236 trainees and clerks), 342 are technology and telecommunications specialists and 121 comprise our sales, marketing and customer support professionals. Approximately 34% of our employees are based in the Americas, 52% are based in EMEA and the remaining 14% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be strong and have not experienced any interruption of operations due to labor disagreements.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Competitive Environments.

Economic, political and market factors beyond our control could reduce trading volumes, securities prices and demand for our brokerage services, which could harm our business and our profitability.

        Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. Our business and the brokerage and financial services industry in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, substantial fluctuations in the volume and price levels of securities transactions and changes in and uncertainty regarding tax and other laws. In each of the three years in the period ended December 31, 2011, over 78% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of the following factors, among others, may cause a substantial decline in the United States and global financial markets in which we offer our services, resulting in reduced trading volumes. These factors include:

  •
  economic and political conditions in the United States, Europe and elsewhere in the world;

  •
  concerns about terrorism and war;

  •
  concerns over inflation and wavering institutional and consumer confidence levels;

  •
  the availability of cash for investment by our customers and their clients;

  •
  concerns over the credit default or bankruptcy of one or more sovereign nations or corporate entities;

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

        To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and other features of our hybrid brokerage systems, network distribution systems and other technologies. The financial services industry is characterized by rapid technological change, changes in use and client requirements and preferences, frequent product and service introductions employing new technologies and the emergence of new and complex regulatory requirements, industry standards and practices that could render our existing practices, technology and systems obsolete. In more liquid markets, development by our competitors of new electronic or hybrid trade execution, STP, affirmation, confirmation or clearing functionalities or products that gain acceptance in the market could give those competitors a "first mover" advantage that may be difficult for us to overcome. Our success will depend, in part, on our ability to:

  •
  develop, test and implement hybrid or electronic brokerage systems that meet regulatory requirements, are desired and adopted by our customers and/or increase the productivity of our brokers;

  •
  enhance our existing services;

  •
  develop or acquire new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers; and

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        The development of proprietary brokerage systems and other technology to support our business entails significant technological, financial and business risks. Changes in existing laws and regulations, including those being proposed and implemented under the Dodd-Frank Act, may require us to develop and maintain new brokerage systems, services or functionalities in order to meet the standards set forth in such regulations or as may be required by regulators, such as the CFTC or SEC. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our services. We may not successfully implement new technologies or adapt our hybrid brokerage systems and transaction-processing systems to meet our clients' requirements or emerging regulatory or industry standards. We may not be able to respond in a timely manner to changing market conditions or client requirements or successfully defend any challenges to any technology we develop. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis, and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could negatively affect our business, financial condition or results of operations.

We face substantial competition that could negatively impact our market share and our profitability.

        The financial services industry generally, and the wholesale and inter-dealer brokerage businesses in which we are engaged in particular, is very competitive, and we expect competition to continue to intensify in the future. Our current and prospective competitors include:

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

  •
  with regard to our Kyte business, futures commissions merchants and other firms providing settlement and clearing services; and

  •
  other providers of data and analytics products, including those that offer varying forms of electronic trading of the types of financial instruments in which we specialize.

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

        We have experienced intense price competition in our brokerage business and clearing services in recent years. Some competitors may offer brokerage or clearing services to clients at lower prices than we are offering, which may force us to reduce our prices or to lose market share and revenue. In addition, we focus primarily on providing brokerage services in markets for less commoditized financial instruments. As the markets for these instruments become more commoditized, we could lose market share to other inter-dealer brokers, exchanges and electronic multi-dealer brokers who specialize in providing brokerage services in more commoditized markets.

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

        New regulation in the United States and abroad, including the Dodd-Frank Act, could result in a convergence of the traditional OTC market and the exchange traded market, as certain OTC products are required to and become centrally cleared and traded via an exchange or SEF. As the convergence of the OTC and exchange traded markets occurs, the resulting OTC or SEF market for those products may be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. If any of this were to occur, our business could be significantly reduced and our business, financial condition and results of operations could be adversely affected.

Consolidation and layoffs in the banking and financial services industries could materially adversely affect our business, financial condition and results of operations.

        In recent years, there has been substantial consolidation and convergence among companies in the banking and financial services industries, resulting in increased competition. Continued consolidation or significant layoffs in the financial services industry could result in a decrease in the number of traders for whom we are able to provide brokerage services, which may reduce our trading volumes. In addition, continued consolidation could lead to the exertion of additional pricing pressure by our customers and our competitors, impacting the commissions we generate from our brokerage services. Following the enactment of the Dodd-Frank Act in the United States, many banks have reduced, spun off or are in the process of spinning off their proprietary trading operations due to the increased regulations, costs and uncertainty involved with such operations. It is not yet clear what affect this will have on our transaction volumes, revenues and business or whether we will be able to successfully compete for the business of any new entities created as a result of these spinoffs.

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

        Problems experienced by third parties could also affect the markets in which we provide brokerage services. In recent years, an increasing number of financial institutions have reported losses or significant exposures tied to write-downs of mortgage and asset backed securities, government securities, structured credit products and other derivative instruments and investments. As a result, there is an increased risk that one of our clients, counterparties or third-party clearing firms could fail, shut down, file for bankruptcy or be unable to satisfy their obligations under certain derivative contracts. The failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or which has significant financial exposure to, or reliance on, the mortgage, asset backed, sovereign debt or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets. The occurrence of any of these events or failures by our customers or clearing firms could adversely affect our financial condition and results of operations. In addition, in recent years, a significant percentage of our business, directly or indirectly, results from trading activity by hedge funds. Hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. During the economic turmoil of the last few years, many hedge funds have significantly decreased their leverage or have gone out of business. If this deleveraging continues or one or more hedge funds that was a significant participant in a derivatives market experiences problems in the future, that derivatives market could be adversely affected and, accordingly, our brokerage revenues in that market will likely decrease.

Our brokerage, clearing and execution business exposes us to certain client and counterparty credit risks.

        We generally provide brokerage services to our clients in the form of either agency or matched principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for our agency brokerage services. In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, as described in further detail in the Risk Factor captioned "The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched principal trades could adversely affect our results of operations and statement of financial condition." Our clients may default on their obligations to us arising from either agency or principal transactions due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could adversely affect our financial condition or results of operations.

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

In certain instances, we may extend credit to our clearing customers for margin requirements, which subjects us to credit risks and if we are unable to liquidate a customer's securities when the margin collateral becomes insufficient, we may suffer a loss.

        In certain instances, we may provide credit for margin requirements to customers; therefore, we are subject to risks inherent in extending credit. Our credit risks include the risk that the value of the collateral we hold could fall below the amount of a customer's indebtedness. This risk can be amplified in any situation where the market for the underlying security is rapidly declining. Agreements with customers that have margin accounts permit us to liquidate their securities in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our risk management policies with respect to margin, we may be unable to liquidate the customers' securities for various reasons, or at a price sufficient to cover any deficiency in a customer's account. If we were unable to liquidate a position at a price sufficient to cover any deficiency or if a customer was unable to post additional margin, we could suffer a loss.

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

        Our business is subject to increasingly extensive government and other regulation and our relationships with our clients may subject us to increasing regulatory scrutiny. These regulations are designed to protect public interests generally rather than our stockholders. The SEC, FINRA, CFTC and other agencies extensively regulate the United States financial services industry, including much of our operations in the United States. Some of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FSA in the United Kingdom, the AMF in France, the SFC in Hong Kong, the MAS in Singapore, the JSDA in Japan, the Ministry of Finance and Economy in Korea and the SVS in Chile. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Most aspects of our business are subject to extensive regulation, including:

  •
  the way we deal with clients;

  •
  capital requirements;

  •
  financial and reporting practices;

  •
  required recordkeeping and record retention procedures;

  •
  the licensing of employees;

  •
  the conduct of directors, officers, employees and affiliates;

  •
  systems and control requirements;

  •
  restrictions on marketing, gifts and entertainment; and

  •
  client identification and anti-money laundering requirements.

        If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registrations with FINRA, withdrawal of our authorizations from the FSA or revocation of our registrations with other similar international agencies to whose regulation we are subject. For example, several of GFI Securities LLC's equity and corporate bond brokerage desks have experienced issues relating to reporting trades to FINRA on a timely basis, which is required by FINRA rules. This subsidiary has also paid fines for trade reporting in recent years and is currently being reviewed by FINRA for similar issues relating to trade reporting. For more details on recent disciplinary proceedings, see "Item 3—Legal Proceedings."

        Our authority to operate as a broker in a jurisdiction is dependent on continued registration or authorization in that jurisdiction or the maintenance of a proper exemption from such registration or authorization. Our ability to comply with all applicable laws and rules is largely dependent on our compliance, credit approval, audit and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, credit approval, audit and risk management personnel. Our systems and procedures may not be sufficiently effective to prevent a violation of all applicable rules and regulations. In addition, the growth and expansion of our business may create additional strain on our compliance systems and procedures and has resulted, and we expect will continue to result, in increased costs to maintain and improve these systems.

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

        The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress, in state legislatures and by foreign governments. The government agencies that regulate us continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations and have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. In light of recent conditions in the United States financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

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

        Additionally, governments and regulators in both the United States and Europe have called for increased regulation and transparency in the OTC markets. As a result, the Dodd-Frank Act was passed in the United States in July 2010 and regulators in Europe are currently considering similar legislation. For a detailed description of the Dodd-Frank Act, see the Risk Factor captioned "Failure to qualify as a swap execution facility could significantly impact our business, financial condition and results of operations. Even if we qualify as a swap execution facility, we will incur significant additional costs, our revenues may be lower than in the past and our financial condition and results of operations may be adversely affected."

        In September 2010, the European Commission released a draft proposal referred to as the European Market Infrastructure Regulation ("EMIR") requiring that information on OTC derivative contracts should be reported to trade repositories and be accessible to supervisory authorities, that some transaction and price related information should be made available to all market participants and that standard OTC derivative contracts be cleared through central counterparties ("CCPs"). EMIR was approved by the European Parliament in February 2012 and it is expected that the proposed rules will be operational by year-end 2012.

        It is difficult to predict the effect these new laws and regulations will have on our business, but they may have an adverse affect on our operations or our ability to maintain our position as a provider of execution and brokerage services for many of the OTC products for which we have traditionally acted as an intermediary.

Failure to qualify as a swap execution facility could significantly impact our business, financial condition and results of operations. Even if we qualify as a swap execution facility, we will incur significant additional costs, our revenues may be lower than in the past and our financial condition and results of operations may be adversely affected.

        The Dodd-Frank Act created a new type of regulated entity known as a swap execution facility (referred to herein as a SEF) and mandated that certain cleared swaps (subject to an exemption from the clearing requirement) trade on either an exchange or SEF. The list of swaps that will be required to be cleared and therefore executed through a SEF is not yet final, but is expected to encompass a vast number of swaps that have been traditionally executed OTC by wholesale brokers such as ourselves. As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the CFTC and SEC to determine through rulemaking. Subject to such rulemaking, we currently expect to establish and operate a swap execution facility and a security-based swap execution facility.

        The CFTC and SEC have each issued proposed rules relating to the requirements for registering and operating as a SEF. We are in the process of preparing for compliance with the proposed rules. However, many of these rules are not yet final and are still subject to revision and therefore, the impact of the rules is not able to be predicted. The proposed rules relating to SEFs would require, among other things, that an entity would have to comply with certain core principles to maintain registration as a SEF. These principles generally relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. In addition, SEFs will be required to maintain certain trading systems that meet the minimum functionality requirements set by the CFTC and SEC for trading in certain OTC derivatives that are required to be cleared.

        There will be significant costs to prepare for and to comply with these ongoing regulatory requirements. We will incur increased legal fees, personnel expenses and other costs as we work to analyze and implement the necessary legal structure for registration. There will also be significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.

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

        In addition, we are required to maintain capital with our clearing firms, prime brokers and futures commission merchants and at clearing organizations of which we are a member. The amount of capital to be maintained is dependent on a number of factors, including the rules established by the clearing organization, the types of products to be cleared and the volume and size of positions to be cleared. If we fail to maintain the capital required by these clearing organizations and firms, our ability to clear through these clearing organizations and firms may be impaired, which may adversely affect our ability to process trades.

        We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our net capital requirements, see "Item 1—Business—Regulation" and Note 20 to the Consolidated Financial Statements.

Our risk management policies might not be effective, which could harm our business.

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

        Our risk-management methods are based on internally developed controls, observed historical market behavior and what we believe to be industry practices. However, our methods may not adequately prevent future losses, particularly as they may relate to extreme market movements or events for which little or no historical precedent exists or our risk management efforts may be insufficient. Thus, our risk-management methods may prove to be ineffective because of their design, their implementation or the lack of adequate, accurate or timely information. Our risk management methods may also fail to identify a risk or understand a risk that might result in losses. If our risk-management policies and efforts are ineffective, we could suffer losses that could have a material adverse effect on our financial condition or operating results. Additionally, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators.

The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched principal trades could adversely affect our results of operations and statement of financial condition.

        Through our subsidiaries, we provide brokerage services by executing transactions for our clients. A significant number of these transactions are "matched principal transactions" in which we act as a "middleman" by serving as a counterparty to both a buyer and a seller in matching reciprocal back-to-back trades. These transactions, which generally involve cash equities and bonds, are then settled through clearing institutions with which we have a contractual relationship.

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

We are exposed to market risk from principal transactions entered into by some of our desks.

        We generally execute orders on a matched principal basis by entering into one side of a customer trade and entering into an offsetting trade with another party relatively quickly (often within minutes and generally on the same trading day). However, we may take unmatched positions for our own account primarily to facilitate the execution of existing customer orders or in anticipation that future customer orders will become available to fill the other side of the transaction. While we seek to minimize our exposure to market risk by entering into offsetting trades or a hedging transaction relatively quickly (often within minutes and generally on the same trading day), we may not always enter into an offsetting trade on the same trading day and any hedging transaction we may enter into may not fully offset our exposure. Therefore, although any unmatched positions are intended to be held short term, we may not entirely offset market risk and may be exposed to market risk for several days or more or to a partial extent or both. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions are held before we dispose of the position.

        Although the significant majority of our principal trading is done on a "matched principal" basis, we have authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for our own account. These principal positions may ultimately be matched against a customer order or through a market intermediary, either in the short term (such as the same trading day) or we may hold these positions for several days or more. The number and size of these transactions may affect our results of operations in a given period and we may also incur losses from these trading activities due to market fluctuations and volatility from quarter to quarter. To the extent that we have long positions in any of those markets, a downturn in the value of those positions could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own (i.e., have short positions) in any of those markets, an upturn in those markets could expose us to significant losses as we attempt to cover our short positions by acquiring assets in a rising market. In addition, in the event that one of our desks enters into principal transactions that exceed their authorized limit and we are unable to dispose of the position promptly, we could suffer losses that could have a material adverse effect on our financial condition or operating results.

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

        We have equity investments or profit sharing interests in entities whose primary business is proprietary trading. The accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership or profit share and whether we have any influence or control over the relevant entity. Under certain accounting standards, any losses experienced by these entities on their investment activities would adversely impact our net income and the value of these assets. In addition, if these entities were to fail and cease operations, we could lose the entire value of our investment and the stream of any shared profits from trading.

Our investments in expanding our brokerage and clearing services, hybrid brokerage systems and market data and analytics services may not produce substantial revenue or profit.

        We have made, and expect to continue to make, significant investments in our brokerage, clearing and market data and analytics services, including investments in personnel, technology and infrastructure, in order to pursue new growth opportunities. With respect to our brokerage services and hybrid brokerage systems, we may not receive significant revenue and profit from the development of a new brokerage desk or hybrid brokerage system or the revenue we do receive may not be sufficient to cover the start-up costs of the new desk or the substantial development expenses associated with creating a new hybrid brokerage system. Even when our personnel hires and systems are ultimately successful, there is typically a transition period before these hires or systems become profitable or increase productivity. In some instances, our clients may determine that they do not need or prefer a hybrid brokerage system and the period before the system is successfully developed, introduced and adopted may extend over many months or years. The successful introduction of hybrid brokerage systems in one market or country does not ensure that the same system will be used or favored by clients in similar markets or other countries. Our continued expansion of brokerage personnel and systems to support new growth opportunities results in ongoing transition periods that could adversely affect the levels of our compensation and expense as a percentage of brokerage revenue.

        With respect to our investment in clearing, settlement and back-office services, we may not produce significant revenues or profits. In addition, any revenues we do receive may not be sufficient to cover our invested capital or start-up costs. With respect to these services, we may incur significant costs developing and maintaining systems for back-office, risk management and exchange and clearing connections with relevant exchanges and clearing firms. In addition, this business may involve significant management effort to expand. If we are unable to generate sufficient revenue to cover the fixed costs associated with this business, our financial condition or results of operations could be adversely affected.

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

        We provide services and products to clients globally through offices in Europe, the Middle East, Africa, South America and Asia and we may seek to further expand our operations in the future. On a geographic basis, approximately 59% and 54% of our total revenues for the years ended December 31,

2011 and 2010, respectively, were generated by our operations in Europe, the Middle East and Africa (EMEA), 31% and 36%, respectively, were generated by our operations in the Americas, which include operations in South America, and 10% and 10%, respectively, were generated by our operations in the Asia-Pacific region. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

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

        Our international operations are also subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. In addition, we are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations, including registration requirements. For example, in Europe, the European Commission published a formal proposal for the regulation of OTC derivatives, central clearing parties and trade repositories in September 2010, which is referred to as the European Market Infrastructure Regulation ("EMIR"). EMIR, which is currently in the approval phase with the European Counsel and European Parliament, proposes central clearing and transparent reporting requirements for OTC derivatives and is expected to be in place by year-end 2012. Our compliance with these laws and regulations may be difficult and time consuming and may require significant expenditures and personnel requirements, and our failure to be in compliance would subject us to legal and regulatory liabilities. We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, established domestic markets, language and cultural differences and economic or political instability. Any of these factors could have a material adverse effect on the success of our international operations or limit our ability to grow our international operations and, consequently, on our business, financial condition and operating results.

We may be exposed to risk from our operations in emerging market countries, including counterparty risks exposure.

        Our businesses and operations are increasingly expanding into new regions, including emerging markets, and we expect this trend to continue. We have entered into an increasing number of matched principal transactions with counterparties domiciled in countries in the Middle East, Latin America, Eastern Europe and Asia. Recent events in the Middle East have created instability in the region, particularly with respect to certain sovereign entities. Transactions with these counterparties are generally in instruments or contracts of sovereign or corporate issuers located in the same country or region as the counterparty. This exposes us to a higher degree of sovereign or convertibility risk than in more stable or developed countries. In addition, these risks may be correlated risks. A correlated risk arises when the counterparty's inability to meet its obligations will also correspond to a decline in the value of the instrument traded. In the case of a sovereign convertibility event or outright default, the counterparty to the trade may be unable to pay or transfer payment of an instrument purchased out of the country when the value of the instrument has declined due to the default or convertibility event. Various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies. These conditions could have an adverse impact on our businesses and increased volatility in financial markets generally. Through our risk management procedures, we monitor the creditworthiness of emerging countries and counterparties on an ongoing basis and when the risk of inconvertibility or sovereign default is deemed to be too great, correlated transactions or all transactions may be restricted or suspended. However, there can be no assurance that our procedures will be effective in controlling these risks, which, if not successfully controlled, could result in a loss that could have a material adverse effect on our financial condition and operating results.

We may have difficulty managing our expanding operations effectively.

        We have significantly expanded our business activities and operations over the last several years, which have placed, and are expected to continue to place, a significant strain on our management and resources. Continued expansion into new markets and regions will require continued investment in management and other personnel, facilities, information technology infrastructure, financial and management systems and controls and regulatory compliance controls. The expansion of our international operations, particularly our Asia-Pacific and South American operations, involves additional challenges that we may not be able to meet, such as the difficulty in effectively managing and staffing these operations and complying with the increased regulatory requirements associated with operating in new jurisdictions.

        We may not be successful in implementing all of the processes that are necessary to support these initiatives, which could result in our expenses increasing faster than our revenues, causing our operating margins and profitability to be adversely affected, or it could result in us having insufficient controls in our operations for a period of time. Accordingly, this expansion, if not properly managed, could result in a loss that could have a material adverse effect on our financial condition and operating results.

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

        If one or more of our offices were destroyed, damaged or unusable for a period of time we may suffer a loss of revenue, experience business interruption in that region or incur expenses to relocate or repair the affected office to the extent not covered by insurance. If any of these were to occur, it could have a material adverse effect on our financial condition or results of operations.

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

        In addition, in the past several years, there has been proliferation of so-called "business method patents" applicable to the computer and financial services industries. There has also been a substantial increase in the number of such patent applications filed. Under current law, United States patent applications remain secret for 18 months and may, depending upon where else such applications are filed, remain secret until a patent is issued. In light of these factors, it is not economically practicable to determine in advance whether our products or services may infringe the present or future patent rights of others. In addition, although we take steps to protect our technology, we may not be able to protect our technology from disclosure or from other developing technologies that are similar or superior to our technology. Any failure to protect our intellectual property rights could materially and adversely affect our business and financial condition.

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

Risks Related to Our Liquidity and Financing Needs

Our liquidity and financial condition could be adversely affected by United States and international markets and economic conditions.

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

        Our ability to raise capital in the long-term or short-term debt capital markets or the equity capital markets has been and could continue to be adversely affected by conditions in the United States and international markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile. In particular, our cost and availability of raising debt capital may be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets, the strength of counterparties and other factors, including the impact of the Dodd-Frank Act and other pending legislation and regulatory proposals, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers in the financial industry. In addition, our credit rating may impact our ability to obtain to raise additional long or short term capital. See the Risk Factor captioned "Our business may be adversely affected by a reduction in our credit ratings" To the extent we need to raise additional capital, including for acquisitions or meeting increased capital requirements arising from growth in our brokerage business, we may not be able to obtain such additional financing on acceptable terms or on a timely basis, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or acquisitions, respond to competitive pressure or meet contractual, regulatory or other unanticipated requirements and as a result, our ability to conduct our business may be adversely affected.

Our business may be adversely affected by a reduction in our credit ratings.

        There are a number of factors that might contribute to the possibility of having our credit rating downgraded by one or more credit rating agencies, including our profitability and results of operations and the general conditions of the economy and the global markets in which we provide our services. In the event of a downgrade of our credit rating by one or more credit rating agencies, our business may be adversely affected.

        A reduction in our credit ratings would increase our borrowing costs under the 8.375% Senior Notes we issued in July 2011, which will mature in July 2018 ("8.375% Senior Notes"). In addition, any announcement by a rating agency that our credit rating is being downgraded could have a serious adverse impact on our business and, ultimately, on our operating results and financial condition. Moreover, concerns about our credit ratings may limit our ability to pursue acquisitions and, to the extent we pursue acquisitions that affect our credit ratings, our business may suffer. To avoid placing our credit rating at risk, we may need to limit the growth of our business, or we may even need to reduce our operations or other expenses to improve profitability. A credit-rating downgrade could also compel us to raise additional capital on unfavorable terms, which could result in substantial additional interest or other expenses and lower earnings. If we were forced to raise equity capital, that action could result in substantial dilution to our existing shareholders.

The financial maintenance covenants in our Credit Agreement could limit the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs as a result.

        We are party to a credit agreement with Bank of America N.A. and certain other lenders that provides for maximum borrowings of approximately $129 million (the "Credit Agreement"). The Credit Agreement matures in December 2013. Under our Credit Agreement we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. An adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained or, if obtained, would be on terms acceptable to us. A failure to comply with the covenants contained in our Credit Agreement could result in an event of default thereunder or under other agreements, which, if not cured or waived could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our Credit Agreement, the lenders may not be required to lend any additional amounts to us, or could elect to declare all indebtedness outstanding, together with any accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit. Such actions by the lenders could cause cross defaults under our other indebtedness, including the indenture governing our 8.375% Senior Notes.

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

        Under our Credit Agreement and our 8.375% Senior Notes, a change in control may lead the lenders to exercise remedies such as acceleration of the loan and, in the case of the Credit Agreement, termination of their obligations to fund additional advances.

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

If we fail to maintain effective internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, it may have an adverse effect on our business.

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

        While our internal controls over financial reporting currently meet all of the standards required by SOX, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain as to our ability to continue to comply with the requirements of SOX. If we are not able to continue to comply with the requirements of SOX in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC, PCAOB or FINRA. In addition, should we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, and incur significant expenses to restructure our internal controls over financial reporting, which may have a material adverse effect on our Company.

We cannot provide assurance that we will continue to declare and pay dividends at all or in any particular amounts and we may elect not to pay dividends in the future.

        Our Board of Directors has approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. However, there is no assurance that we will continue to declare and pay dividends at all or in any particular amounts and we may elect not to pay dividends in the future. Our dividend policy may be affected by, among other things, our earnings, financial condition, future capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, the issuance of special dividends from time to time, changes in tax rates and our determination to make certain investments or acquisitions. Our ability to declare a dividend is also subject to the limits imposed by Delaware corporate law and our Credit Agreement.

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

        As of December 31, 2011, we had registered under the Securities Act of 1933, as amended (the "Securities Act"), an aggregate of 602,592 shares of our common stock which are reserved for issuance upon the exercise of outstanding options under our 2000 and 2002 Stock Option Plans. In addition, as of December 31, 2011, we had registered under the Securities Act an aggregate of 30,400,000 shares of our common stock available for issuance under our 2008 Equity Incentive Plan in connection with existing and new grants of restricted stock units, stock options or similar types of equity compensation awards to our employees. Based on outstanding grants at December 31, 2011, there are 9,539,374 shares of our common stock available for future grants of awards under the 2008 Equity Incentive Plan. These shares can be sold in the public market upon issuance, subject to any vesting requirements and restrictions under the securities laws applicable to resale by affiliates. These sales might impact the liquidity of our common stock and might have a dilutive effect on existing stockholders making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We may be required to recognize impairments of our goodwill or other intangible assets, which could adversely affect our results of operations or financial condition.

        Accounting standards require periodic testing for the impairment of goodwill and intangible assets. While we have not recognized any impairment of goodwill and intangible assets to date, any such non-cash charges in the future could have a material impact on our stockholders equity and our results of operations.

        The determination of the value of goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We are required to test goodwill for impairment annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and intangible assets are based on several factors which include: the operational performance of any acquired businesses, management's current business plans which factor in current market conditions, market capitalization, the trading price of our common stock and trading volumes, as well as other factors. Management uses discounted cash flow analysis in their impairment assessments, which involves the subjective selection and interpretation of data inputs, and given market conditions at the testing date, can include a very limited amount of observable market inputs available in determining the model.

        Changes to our business plan, increased macroeconomic weakness, declines in operating results and decreased market capitalization may result in our having to perform an interim goodwill impairment test or an intangible asset impairment test. These types of events and the resulting analysis could result in goodwill or intangible asset impairment charges in future periods.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We have offices in the United States, Europe, Latin America, Asia, the Middle East and South Africa. Our executive headquarters are located at 55 Water Street, New York, New York 10041, where we occupy approximately 89,000 square feet of leased space, pursuant to a lease that expires in December 2027. Our largest office outside of the New York metropolitan area is our U.K. headquarters, which is located in London at 1 Snowden Street, EC2 2DQ, where we occupy approximately 44,000 square feet pursuant to a lease that expires in March 2025.

        Our U.S. operations also lease office space in Sugarland (TX), Los Angeles (CA), and Stamford (CT). Our foreign operations lease office space in London, Dublin, Paris, Nyon, Hong Kong, Seoul, Tokyo, Singapore, Sydney, Cape Town, Santiago, Bogota, Dubai and Tel Aviv. We believe our facilities will be adequate for our operations for the next twelve months.

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

        In October 2010, the staff of the Market Regulation Department of FINRA (the "Staff") commenced a disciplinary proceeding by filing a complaint against GFI Securities LLC and four of its former employees in connection with allegedly improper communications in 2005 and 2006 between certain of these former employees and those at other interdealer brokerage firms. All of the former employees of GFI Securities LLC who were named in the complaint resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. None of our current employees were named in the complaint. In February 2012, GFI Securities LLC reached an agreement with FINRA to settle this matter pursuant to which GFI Securities LLC will be censured and will pay a fine for violations of FINRA rule 2110, interpretive material 2110-5 and FINRA rule 3010. The amount of the fine will not have a material adverse impact on our financial position or results of operations.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

        On October 5, 2010 we transferred the listing of our common stock from the Nasdaq Global Select Market ("Nasdaq") to the New York Stock Exchange Euronext ("NYSE Euronext"). Our common stock is traded under the symbol "GFIG," the same symbol that was used on the Nasdaq since our initial public offering on January 26, 2005. The closing share price for our common stock on February 29, 2012, as reported by NYSE Euronext, was $3.84.

        As of February 29, 2012, we had approximately 46 holders of record of our common stock.

        Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of our common stock as reported on Nasdaq through the third quarter of 2010 and NYSE Euronext in the fourth quarter of 2010 through the fourth quarter of 2011.

	Common Stock Price Ranges
			Cash Dividend Declared
	High	Low
Year Ended December 31, 2011
First Quarter	$5.75	$4.40	$0.05
Second Quarter	5.30	4.27	0.05
Third Quarter	4.80	3.68	0.05
Fourth Quarter	4.94	3.64	0.05
Year Ended December 31, 2010
First Quarter	$6.48	$4.11	$0.05
Second Quarter	7.01	4.75	0.05
Third Quarter	6.29	4.40	0.05
Fourth Quarter	5.24	4.45	0.30

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

Performance Graph

        The following performance graph shows a comparison, from December 31, 2006 through December 31, 2011, of the cumulative total return for our common stock, the NYSE Composite Index, Nasdaq Composite Stock Index, the Nasdaq Other Financial Index and our peer group. The peer group is comprised of ICAP plc, Tullet Prebon plc, Compagnie Financiere Tradition, MarketAxess Holdings Inc., BGC Partners Inc., Deutsche Boerse Group, IntercontinentalExchange Inc. and the CME Group Inc.

        The performance graph assumes that the value of the initial investment in the Company's common stock, each index and the peer group was $100 on December 31, 2006 and that all dividends have been reinvested. Such returns are based on historical results and are not intended to suggest future performance. The returns of each company within the peer group have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

Comparison of Cumulative Total Return

Recent Sales of Unregistered Securities

        For the year ended December 31, 2011, we granted a total of 9,250,544 restricted stock units ("RSUs") to officers, directors and employees pursuant to our 2008 Equity Incentive Plan. The grant prices of these RSUs ranged from $4.02 to $5.12. These RSUs will be converted into common stock to be issued to the recipients of the RSUs as they vest, which is generally on an annual basis over three years. These RSUs were granted pursuant to exemptions from registration provided by Rule 701 and/or Section 4(2) under the Securities Act.

Purchase of Equity Securities

        The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended December 31, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs(d)
October
Stock Repurchase Program(a)	—	$—	—	9,278,640
Employee Transactions(b)	47,411	$4.36	N/A	N/A
November
Stock Repurchase Program(a)	—	$—	—	9,278,640
Employee Transactions(b)	7,026	$4.20	N/A	N/A
Other Stock Repurchases(c)	2,217,294	$4.51	N/A	N/A
December
Stock Repurchase Program(a)	—	$—	—	9,278,640
Employee Transactions(b)	120,372	$4.12	N/A	N/A
Total
Stock Repurchase Program(a)	—	$—	—	9,278,640
Employee Transactions(b)	174,809	$4.19	N/A	N/A
Other Stock Repurchases(c)	2,217,294	$4.51	N/A	N/A

(a)
In August 2007, the Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock on the open market. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company's common stock on the open market in such amounts as determined by the Company's management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. Any repurchases are also subject to compliance with certain covenants and limits under the Company's Credit Agreement.

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

(c)
In November 2011, the Company entered into a stock purchase agreement with Michael Gooch and Jersey Partners, Inc. ("JPI") pursuant to which the Company purchased 1,053,746 and 1,163,548 shares of common stock owned by Michael Gooch and JPI, respectively, at a price of $4.51 per share. Michael Gooch is GFI's Chairman and Chief Executive Officer. JPI is the largest stockholder of GFI and Michael Gooch is the majority shareholder of JPI. The review and approval of the stock purchase agreement was delegated by the Company's Board of Directors to its Audit Committee, comprised of solely independent directors, which approved the stock purchase agreement.

(d)
Amounts disclosed in this column include the number of RSUs granted by the Company and the number of shares issued upon the exercise of stock options less the number of shares repurchased by the Company on the open market for the current calendar year through December 31, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the five years ended December 31, 2011. This selected financial data as of December 31, 2010, December 31, 2009, December 31, 2008 and December 31, 2007 has been updated to reflect the immaterial restatement as discussed in Note 2 to the Consolidated Financial Statements in Item 8 herein. This selected consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the notes thereto contained in Part II-Item 8 in this Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues
Agency commissions	$561,026	$534,239	$481,326	$757,310	$749,223
Principal transactions	235,580	215,563	270,378	206,669	188,254

Total brokerage revenues	$796,606	749,802	751,704	963,979	937,477
Clearing services revenues	112,735	41,878	—	—	—
Interest income from clearing services	2,300	671	—	—	—
Equity in net earnings of unconsolidated businesses(1)	10,466	3,974	1,574	(209)	(698)
Software, analytics and market data	73,620	60,637	54,347	51,250	19,522
Other income(2)	19,746	5,640	12,656	274	13,542

Total revenues	$1,015,473	$862,602	$820,281	$1,015,294	$969,843
Total interest and transaction-based expenses(3)	134,702	67,558	30,354	43,420	32,732

Revenues, net of interest and transaction-based expenses	880,771	795,044	789,927	971,874	937,111

Expenses
Compensation and employee benefits	627,368	558,248	583,315	665,973	604,847
Other expenses(1)(3)(4)	253,321	204,993	183,342	222,924	181,526

Total other expenses	880,689	763,241	766,657	888,897	786,373

Income before provision for income taxes	82	31,803	23,270	82,977	150,738
Provision for income taxes	2,647	5,884	6,982	29,871	55,880

Net (loss) income before attribution to non-controlling stockholders	(2,565)	25,919	16,288	53,106	94,858
Less: Net income attributable to non-controlling interests	616	304	—	—	—

GFI's net (loss) income	$(3,181)	$25,615	$16,288	$53,106	$94,858

Earnings Per Share
Basic (loss) earnings per share available to common stockholders	$(0.03)	$0.21	$0.14	$0.45	$0.81

Diluted (loss) earnings per share available to common stockholders	$(0.03)	$0.20	$0.13	$0.44	$0.80

Weighted average number of shares outstanding(5)
Basic	118,334,995	120,275,918	118,178,493	117,966,596	116,595,920
Diluted	118,334,995	125,522,128	121,576,767	119,743,693	119,180,791
Dividends declared per share of common stock	$0.20	$0.45	$0.20	$0.255	—

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except headcount data)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$245,879	$313,875	$342,379	$342,375	$240,393
Total assets(6)(7)	$1,190,549	1,273,804	954,874	1,088,691	978,594
Total debt, including current portion	$250,000	192,446	173,688	223,823	$55,291
Total stockholders' equity(7)	$447,212	494,111	487,502	480,363	455,593
Selected Statistical Data:
Brokerage personnel headcount(8)	1,271	1,161	1,082	1,037	1,037
Employee headcount	2,176	1,990	1,768	1,740	1,599
Broker productivity for the period(9)	$647	$669	$705	$910	$934
Brokerage Revenues by Geographic Region:
Americas	$311,519	$293,344	$325,359	$385,854	$401,897
Europe, Middle East & Africa	392,895	379,660	364,752	489,517	449,949
Asia	92,192	76,798	61,593	88,608	85,631

Total	$796,606	$749,802	$751,704	$963,979	$937,477

(1)
During the second quarter of 2011, the Company changed the name of its income statement line item "Equity in earnings (losses) of unconsolidated brokerage businesses" to "Equity in net earnings (losses) of unconsolidated businesses" in order to better describe the results included in this line item. In addition, certain amounts related to equity in net earnings (losses) of unconsolidated businesses totaling $489, $1,574, $(209) and $(698) for the years ended December 31, 2010, 2009, 2008 and 2007, respectively, were previously presented in the "Other expenses" line item in the Consolidated Statements of Operations. In order to enhance transparency in the presentation of the Consolidated Statements of Operations these amounts have been reclassified to the "Equity in net earnings (losses) of unconsolidated businesses" line item.

(2)
Certain software development contract revenues for the years ended December 31, 2008 and 2007 totaling $86 and $215 were previously presented in a line item called "Contract revenue" and have been combined into "Other income" to conform with the current year's presentation.

(3)
Clearing fees for the years ended December 31, 2009, 2008 and 2007 totaling $30,354, $43,420 and $32,732 were previously presented in "Other expenses" and are now presented in "Total interest and transaction- based expenses" to conform with the current year's presentation.

(4)
Other expenses is Total other expenses excluding Compensation and employee benefits.

(5)
Restated to reflect the four-for-one stock split effected March 31, 2008.

(6)
Total assets included receivables from brokers, dealers and clearing organizations of $217.9 million, $243.8 million, $87.7 million, $149.7 million and $317.8 million at December 31, 2011, 2010, 2009, 2008 and 2007, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business which have not settled as of their stated settlement dates. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations for these unsettled transactions.

(7)
Information has been updated to reflect the restatement discussed in Note 2 of our Consolidated Financial Statements in Item 8 herein.

(8)
Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2011, we employed 1,035 brokers and 236 trainees and clerks.

(9)
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

        Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions. During 2011, several of the markets in which we operate generally experienced higher volatility compared to 2010 due, in large part, to the continuing sovereign debt crisis and geo-political and market uncertainties. The increased market volatility led to a more favorable trading environment across all our geographic regions, especially in emerging markets, during many of the first nine months of 2011. However, we believe the extreme market volatility during the third quarter contributed to slower trading conditions in the fourth quarter of 2011 as market participants reduced their risk appetite and closed their trading positions earlier than in prior years.

  Recent Growth in Underlying Markets

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

        According to the Bank of International Settlements ("BIS"), the size of the global OTC derivative markets, as measured by notional amounts outstanding, rose by 17.7% sequentially to $707.6 trillion in the first half of 2011 from $601.0 trillion in the second half of 2010, and 21.4% year-over-year from $582.7 trillion in the first half of 2010. This compares to growth rates of 9.6% and 21.6% sequentially and year-over-year, respectively, for notional amounts outstanding in the exchange traded derivative markets over the same periods. OTC Interest rate and foreign exchange notional amounts outstanding grew 22.6% and 21.7%, respectively, year-over-year while credit default swaps grew at a lower rate of 7.1%. The interest rate and foreign exchange growth comes largely from currency swaps and interest rate swaps, respectively, while the growth rate in the notional amount of credit default swaps outstanding was accelerated by growth in multi-name (index) products.

        The 2011 BIS statistics indicate the first significant growth in the OTC derivative markets since the global financial crisis started in 2008. The compound annual growth rates in OTC and exchange-traded notional amounts outstanding over the two year period ended December 31, 2010 were 0.2% and 8.5%, respectively, compared to compound annual growth rates of 24.9% and 9.5%, respectively, over the five years ended December 31, 2008. Following the financial crisis in 2008, OTC derivative growth had lagged that of exchange-traded products due to (i) a shift in market preference towards standardized, cleared or shorter dated products that typically trade on an exchange, (ii) regulatory uncertainty and (iii) the OTC industry's effort to net derivative exposure. However, heightened volatility in the markets and significant growth in interest rate and foreign exchange notional amounts outstanding have contributed to recent growth in OTC derivative products.

  Competitive and Regulatory Environment

        Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage and technology development personnel with extensive experience in the specialized markets we serve. Competition for the services of productive brokers remained strong throughout 2011, although somewhat lesser than in prior periods. The consolidation and personnel layoffs by dealers, hedge funds and other market participants over the last few years has increased competition to provide brokerage services to a smaller number of market participants in the near term.

        In addition, we believe the continuing global regulatory overhaul of many of the markets in which we provide our services led to uncertainty throughout 2011. Regulators and legislators in the U.S. and abroad have proposed and, in some instances, adopted a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or SEF and the required or increased use of electronic trading system technologies. We believe that the new and proposed regulations have not eliminated the uncertainty that has persisted in many OTC derivatives markets since the start of the financial crisis.

        We are optimistic that unfolding regulatory reform, including requirements for enhanced regulatory transparency, central clearing and efficient execution will benefit and eventually grow the global derivatives markets. We remain confident that our business will qualify in the U.S. as a SEF, and in Europe as an Organized Trading Facility. Over the past year, we believe that several of our hybrid electronic trading platforms built upon their past successes and became more engrained in customer work-flows, which will enable us to more readily adjust to the new financial regulations.

Financial Overview

        Our results for the last three years reflect the challenging economic conditions that have existed following the late-2000s financial crisis during which many market participants, including many of our key customers, experienced reduced liquidity with continued credit contraction, financial institution consolidation and market participant bankruptcies. Our geographic and product diversity enabled us to take advantage of areas of market strength over this period, even as several OTC derivative markets in which we provide our services were impacted by economic, market and regulatory uncertainty. As more fully discussed below, our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three year period ended December 31, 2011:

        Our total revenues increased 17.7% to $1.02 billion for the year ended December 31, 2011 from $862.6 million for the year ended December 31, 2010. The main factors contributing to this increase in our revenues were:

  •
  $70.9 million in incremental clearing services revenue as a result of the inclusion of a full year of results for our Kyte subsidiary, which we acquired in July 2010;

  •
  Increased trading activity in certain commodity and emerging market financial products in which we have a leading market share;

  •
  Contributions from new brokerage desks and new brokers hired across all product categories;

  •
  Increased market volatility due, in large part, to the continuing sovereign debt crisis in Europe, as well as geo-political and market uncertainties, which led to increased trading activity in many of our markets during the first nine months of 2011;

  •
  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue;

  •
  Increased electronic trading activity on our hybrid electronic trading platforms, especially in certain emerging market financial and fixed income products;Higher equity in net earnings of unconsolidated businesses, primarily at Kyte; and

  •
  A gain related to the fair value mark-to-market on the future purchase commitment to acquire the residual 30% equity interest in Kyte.

        Partially offsetting these factors were negative factors that affected our brokerage and other revenues, including:

  •
  Global economic concerns and competitive pressures in certain fixed income and commodity markets;

  •
  Low interest rate and inflationary environments globally led to reduced trading volumes in certain financial and fixed income products;

  •
  Lower equity trading volumes in the U.S;

  •
  Decreased market volatility and trading activity in the fourth quarter; and

  •
  Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets, especially in North America and Europe.

        The main factors contributing to our increase in revenues for the year ended December 31, 2010 from the year ended December 31, 2009 are set forth below under "Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009."

        The most significant component of our cost structure is employee compensation and employee benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. Our compensation and employee benefits have increased from $558.2 million for the year ended December 31, 2010 to $627.4 million for the year ended December 31, 2011. The main factors contributing to the increase were (i) increased headcount in brokers, back office and Trayport employees, (ii) higher compensation expense related to Kyte and (iii) a charge taken in the fourth quarter of 2011 related to severance and other restructuring expenses.

        Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, their bonuses constitute a significant component of their overall compensation. Broker performance bonus expense increased to $244.0 million for the year ended December 31, 2011 from $229.1 million for the year ended December 31, 2010, primarily due to higher brokerage revenues.

        We may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units ("RSUs") and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain provisions requiring repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee's employment is terminated for cause during the initial term of the agreement. Compensation expense resulting from the amortization of broker sign-on and retention bonus payments increased to $41.6 million for the year ended December 31, 2011 from $32.0 million for the year ended December 31, 2010, primarily due to increased broker headcount and expenses incurred in the fourth quarter of 2011 related to severance and the restructuring of certain broker employment arrangements.

Results of Consolidated Operations

        The following table sets forth our consolidated results of operations for the periods indicated. Beginning in the second quarter ended June 30, 2011, we changed the name of the income statement line item "Equity in earnings of unconsolidated brokerage businesses" to "Equity in net earnings of unconsolidated businesses". Additionally, we have reclassified amounts previously presented in the "Other expenses" line item into "Equity in net earnings of unconsolidated businesses." These changes have been applied to all periods presented. See Note 2 to our Consolidated Financial Statements in Part II-Item 8 for further discussion.

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Revenues
Agency commissions	$561,026	$534,239	$481,326
Principal transactions	235,580	215,563	270,378

Total brokerage revenues	796,606	749,802	751,704
Clearing services revenues	112,735	41,878	—
Interest income from clearing services	2,300	671	—
Equity in net earnings of unconsolidated businesses	10,466	3,974	1,574
Software, analytics and market data	73,620	60,637	54,347
Other income	19,746	5,640	12,656

Total revenues	1,015,473	862,602	820,281
Interest and transaction-based expenses
Transaction fees on clearing services	108,283	39,918	—
Transaction fees on brokerage services	24,541	27,213	30,354
Interest expense from clearing services	1,878	427	—

Total interest and transaction-based expenses	134,702	67,558	30,354

Revenues, net of interest and transaction-based expenses	880,771	795,044	789,927

Expenses
Compensation and employee benefits	627,368	558,248	583,315
Communications and market data	60,728	49,579	46,263
Travel and promotion	40,011	37,517	33,819
Rent and occupancy	24,664	22,413	20,325
Depreciation and amortization	38,943	34,431	31,493
Professional fees	27,413	25,949	18,402
Interest on borrowings	25,759	11,063	10,540
Other expenses	35,803	24,041	22,500

Total other expenses	880,689	763,241	766,657

Income before provision for income taxes	82	31,803	23,270
Provision for income taxes	2,647	5,884	6,982

Net (loss) income before attribution to non-controlling stockholders	(2,565)	25,919	16,288
Less: Net income attributable to non-controlling interests	616	304	—

GFI's net (loss) income	$(3,181)	$25,615	$16,288

        The following table sets forth our consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses for the periods indicated:

	Year ended December 31,
	2011	2010	2009
Revenues
Agency commissions	63.7%	67.2%	60.9%
Principal transactions	26.7	27.1	34.2

Total brokerage revenues	90.4	94.3	95.1
Clearing services revenues	12.8	5.3	—
Interest income from clearing services	0.3	0.1	—
Equity in net earnings of unconsolidated businesses	1.2	0.5	0.2
Software, analytics and market data	8.4	7.6	6.9
Other income	2.2	0.7	1.6

Total revenues	115.3%	108.5%	103.8%
Interest and transaction-based expenses
Transaction fees on clearing services	12.3	5.0	—
Transaction fees on brokerage services	2.8	3.4	3.8
Interest expense from clearing services	0.2	0.1	—

Total interest and transaction-based expenses	15.3%	8.5%	3.8%

Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	71.2	70.2	73.8
Communications and market data	6.9	6.3	5.9
Travel and promotion	4.6	4.7	4.3
Rent and occupancy	2.8	2.8	2.6
Depreciation and amortization	4.4	4.3	4.0
Professional fees	3.1	3.3	2.3
Interest on borrowings	2.9	1.4	1.3
Other expenses	4.1	3.0	2.8

Total other expenses	100.0%	96.0%	97.0%

Income before provision for income taxes	0.0%	4.0%	3.0%
Provision for income taxes	0.3	0.7	0.9

Net (loss) income before attribution to non-controlling stockholders	(0.3)%	3.3%	2.1%
Less: Net income attributable to non-controlling interests	0.1	0.0	—

GFI's net (loss) income	(0.4)%	3.3%	2.1%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

  Net (Loss) Income

        GFI's net loss for the year ended December 31, 2011 was $3.2 million as compared to net income of $25.6 million for the year ended December 31, 2010, a decrease of $28.8 million, or 112.5%. Total revenues increased by $152.9 million, or 17.7%, to $1.02 billion for the year ended December 31, 2011 from $862.6 million for the same period in the prior year. The increase in total revenues for the year ended December 31, 2011 was due, in large part, to the inclusion of a full year's revenue for our Kyte subsidiary, which we acquired on July 1, 2010. For the year ended December 31, 2011, as compared to the year ended December 31, 2010, Kyte's operations contributed an increase of $70.8 million to our clearing services revenue, as well as increases to our brokerage revenues and to our equity in net earnings of unconsolidated businesses. The increase in total revenues was also due to (i) a $46.8 million increase in our brokerage revenues, as described below and (ii) an increase of $35.2 million in Other revenues, which is discussed in more detail below under the section "Other Revenues."

        Total interest and transaction-based expenses increased by $67.1 million, to $134.7 million for the year ended December 31, 2011 from $67.6 million for the year ended December 31, 2010. The increase was primarily due to the inclusion of a full year of revenue for our Kyte subsidiary. Kyte incurs exchange, clearing and execution costs in order to provide clearing services to its customers.

        Total expenses other than interest and transaction-based expenses increased by $117.5 million, or 15.4% to $880.7 million for the year ended December 31, 2011 from $763.2 million for the year ended December 31, 2010. The increase in total other expenses was largely attributable to (i) increased compensation and benefits expense, which resulted from a $19.4 million charge taken in 2011 related to severance and other restructuring expenses, (ii) increased salary expense related to an increased headcount in brokers, back office and Trayport employees, (iii) increased interest on borrowings due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes and bond redemption costs associated with the July 2011 redemption of the entire $60.0 million principal amount of our senior secured notes which were due in January 2013 ("7.17% Senior Notes"), (iv) $8.8 million of impairment charges taken related to certain equity method investments and (v) an increase in expenses related to the inclusion of a full year of operations for our Kyte subsidiary, including increased expenses relating to compensation and employee benefits, communications and market data, and depreciation and amortization.

  Revenues

        The following table sets forth the changes in revenues for the year ended December 31, 2011, as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2011	%*	2010	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$234,498	26.6%	$237,681	29.9%	$(3,183)	(1.3)%
Equity	174,862	19.9	173,519	21.8	1,343	0.8
Financial	191,689	21.8	155,945	19.6	35,744	22.9
Commodity	195,557	22.2	182,657	23.0	12,900	7.1

Total brokerage revenues	796,606	90.5	749,802	94.3	46,804	6.2
Clearing services revenues	112,735	12.8	41,878	5.3	70,857	169.2
Other revenues	106,132	12.0	70,922	8.9	35,210	49.6

Total revenues	1,015,473	115.3	862,602	108.5	152,871	17.7

Interest and transaction-based expenses	134,702	15.3	67,558	8.5	67,144	99.4

Revenues, net of interest and transaction-based expenses	$880,771	100.0%	$795,044	100.0%	$85,727	10.8%

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2011 as compared to 2010

        Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the year ended December 31, 2011.

  •
  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 3.3% for 2011, as compared to 2010.

  •
  The decrease in fixed income product brokerage revenues of $3.2 million, or 1.3%, in 2011 as compared with 2010 was primarily attributable to a decrease in revenues from fixed income derivative products of approximately 5.0%. This decrease in revenues from fixed income derivative products was due, in large part, to lower revenues in Europe partially offset by the inclusion of a full year of revenues at Kyte. Offsetting the decrease in fixed income derivatives revenues was a 2.3% increase in our cash fixed income businesses in 2011 as compared to 2010. Cash fixed income product revenues increased, in large part, to the acquisition of a cash fixed income brokerage firm in the fourth quarter of 2010. Our fixed income product brokerage personnel headcount increased by 18 to 343 employees at December 31, 2011 from 325 employees at December 31, 2010.

  •
  The increase in equity product brokerage revenues of $1.3 million, or 0.8%, in 2011 as compared with 2010 was primarily attributable to higher revenues in Europe. The growth in revenues from equity products in Europe was due, in-part, to the heightened volatility caused by the ongoing sovereign debt and economic concerns, as well as incremental revenues from Kyte. This increase was partially offset by lower revenues from cash and derivative equity products in the U.S. Our equity product brokerage personnel headcount decreased by 13 to 234 employees at December 31, 2011 from 247 employees at December 31, 2010.

  •
  The increase in financial product brokerage revenues of $35.7 million, or 22.9%, in 2011 as compared to 2010 was primarily attributable to improved market conditions and significant trading in emerging markets in Latin America, Eastern Europe and Asia, as well as increased usage of GFI's ForexMatch® electronic trading platform. The opening of our offices in Colombia and Switzerland also contributed to increased financial product brokerage revenues in 2011. Our financial product brokerage personnel headcount increased by 83 to 378 employees at December 31, 2011 from 295 employees at December 31, 2010.

  •
  The increase in commodity product brokerage revenues of $12.9 million, or 7.1%, in 2011 as compared to 2010 was primarily attributable to increased volatility and demand for certain commodity products, such as power, natural gas, emissions and metals, as well as the contribution from new desks in the Americas and Europe. Slightly offsetting this increase was a decrease in oil and freight revenues due to the closing of several desks in this product area. Our commodity product brokerage personnel headcount increased by 22 to 316 employees at December 31, 2011 from 294 employees at December 31, 2010.

  Clearing Services Revenue

  •
  Clearing services revenues increased by $70.8 million for the year ended December 31, 2011 to $112.7 million from $41.9 million in the same period in 2010. These revenues are entirely related to the operations of Kyte, which we acquired on July 1, 2010, and which are therefore only partially reflected in the year ended December 31, 2010. Kyte uses the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte charges a fee to its customers for clearing, settlement and other services against which customer negotiated rebates may be applied. Kyte also incurs exchange, clearing and execution costs on behalf of its clients, which are fully reimbursed and are therefore included in both revenues and expenses.

  Other Revenues

  •
  Other revenues were comprised of the following:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Software, analytics and market data	$73,620	$60,637
Equity in net earnings of unconsolidated businesses	10,466	3,974
Remeasurement of foreign currency transactions and balances	(220)	(6,770)
Net realized and unrealized (losses) gains from foreign currency hedges	(415)	3,529
Interest income on short-term investments	1,310	1,334
Interest income from clearing services	2,300	671
Other	19,071	7,547

Total other revenues	$106,132	$70,922

        Other revenues increased by $35.2 million for the year ended December 31, 2011 to $106.1 million from $70.9 million for the year ended December 31, 2010. This increase was largely related to (i) an increase in our software, analytics and market data revenue of $13.0 million, which was largely attributable to an increase in software revenues at our Trayport subsidiary, (ii) a net increase of $11.5 million in Other, which was due, in part, to a $6.9 million gain related to the fair value mark-to-market on the future purchase commitment to acquire the residual 30% equity interest in Kyte compared to a gain of $0.2 million in 2010, (iii) an increase of $6.5 million in equity in net earnings of unconsolidated businesses, which was primarily related to equity method investments in certain Kyte backed traders and brokerage operations acquired on July 1, 2010 and (iv) a net increase of $6.6 million related to the remeasurement of foreign currency transactions and balances. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions. These increases in Other were slightly offset by a net decrease of $3.9 million in net realized and unrealized losses related to hedges of certain non-U.S. dollar assets, as well as hedges of current and anticipated revenues denominated in foreign currencies.

  Interest and Transaction-Based Expenses

  •
  Transaction fees on clearing services increased by $68.4 million to $108.3 million in the year ended December 31, 2011, from $39.9 million in 2010. These costs are entirely related to the clearing operations of Kyte, which we acquired on July 1, 2010 and which are therefore only partially reflected in the year ended December 31, 2010.

  •
  Transactions fees on brokerage services decreased by $2.7 million to $24.5 million in the year ended December 31, 2011 from $27.2 million, or 9.9%, in 2011 as compared to 2010. Transaction fees on brokerage services as a percentage of our total revenues from principal transactions decreased to 10.4% for 2011, from 12.6% in 2010, as revenues from our cash equities businesses decreased relative to revenues from our cash fixed income businesses. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Transaction fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees. In addition, transaction fees also include fees incurred in certain equity transactions executed on an agency basis.

  Expenses

        The following table sets forth the changes in expenses for the year ended December 31, 2011 as compared to the same period in 2010 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2011	%*	2010	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$627,368	71.2%	$558,248	70.2%	$69,120	12.4%
Communications and market data	60,728	6.9	49,579	6.3	11,149	22.5
Travel and promotion	40,011	4.6	37,517	4.7	2,494	6.6
Rent and occupancy	24,664	2.8	22,413	2.8	2,251	10.0
Depreciation and amortization	38,943	4.4	34,431	4.3	4,512	13.1
Professional fees	27,413	3.1	25,949	3.3	1,464	5.6
Interest in borrowings	25,759	2.9	11,063	1.4	14,696	132.8
Other expenses	35,803	4.1	24,041	3.0	11,762	48.9

Total other expenses	$880,689	100.0%	$763,241	96.0%	$117,448	15.4%

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2011 as compared to 2010

  Compensation and Employee Benefits

  •
  The increase in compensation and employee benefits expenses of $69.1 million in the year ended December 31, 2011 was due, in large part, to (i) increased headcount in brokers, back office and Trayport employees, (ii) higher compensation expense related to Kyte, which we acquired on July 1, 2010 and which is therefore only partially reflected in the year ended December 31, 2010; and (iii) a $19.4 million charge taken in 2011 related to severance and other restructuring expenses and (iv) higher broker performance bonus compensation due to higher brokerage revenues.

  •
  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 71.2% in 2011 from 70.2% in the prior year. The higher compensation expense as a percentage of net revenues for 2011 was due to the charge for severance and other restructuring expenses in 2011.

  •
  Performance bonus expense represented 43.3% and 46.0% of total compensation and employee benefits expense for the year ended December 31, 2011 and 2010, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, compensation expense resulting from the amortization of sign-on and retention bonuses paid in prior periods, represented 7.7% and 6.7% of total compensation and employee benefits expense for the year ended December 31, 2011 and 2010, respectively.

  All Other Expenses

  •
  The increase in communications and market data of $11.1 million in 2011 was due, in large part, to a $7.3 million increase related to the inclusion of a full year of results for our Kyte subsidiary, which we acquired on July 1, 2010 and which is therefore only partially reflected in the year ended December 31, 2010. The remaining increase is primarily due to increased brokerage headcount and upgrades to existing systems.

  •
  The increase in depreciation and amortization of $4.5 million was primarily due to the inclusion in 2011 of a full year of amortization of intangibles related to our acquisition of Kyte and other entities in the second half of 2010.

  •
  The increase in interest on borrowings of $14.7 million is due, in large part, to the July 2011 issuance of $250.0 million of 8.375% Senior Notes, which led to greater borrowings outstanding and a higher average effective interest rate on term debt borrowings, during the year ended December 31, 2011 . The increase is also due, in part, to $6.0 million in bond redemption costs associated with the July 2011 redemption of the entire $60.0 million principal amount of our 7.17% Senior Notes which were due in 2013.

  •
  Other expenses increased $11.8 million in 2011 from 2010 primarily due to $8.8 million of impairment charges taken in 2011 related to certain equity method investments.

  •
  Our provision for income taxes was $2.6 million in 2011 compared to $5.9 million in 2010. Our low level of profitability in 2011 caused non-deductible expenses to have a disproportionate effect on our effective tax rate in 2011.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

  Net Income

        GFI's net income for the year ended December 31, 2010 was $25.6 million as compared to $16.3 million for the year ended December 31, 2009, an increase of $9.3 million or 57.1%. Total revenues increased by $42.3 million, or 5.2%, to $862.6 million for the year ended December 31, 2010 from $820.3 million for 2009. Our increased revenues were primarily due to our Kyte acquisition, investments in technology and brokerage staff, and growth in our commodity, financial and fixed income derivative product businesses. However, we were adversely affected by foreign exchange rates in 2010 to the extent we earned revenues denominated in Euros and the British Pound as these currencies were weaker, on average, relative to the U.S. Dollar than in 2009. We employed a total of 1,161 brokerage personnel at December 31, 2010 compared to 1,082 at December 31, 2009.

        Total interest and transaction-based expenses increased by $37.2 million, or 122.4% to $67.6 million for 2010 from $30.4 million for 2009. The increase is primarily related to our clearing services business obtained in the acquisition of Kyte. Kyte incurs exchange, clearing and execution costs in order to provide clearing services to its customers. Total expenses other than interest and transaction-based expenses decreased by $3.5 million, or 0.5%, to $763.2 million for 2010 from $766.7 million in 2009. The decrease in expenses is primarily attributable to decreased compensation expense, which resulted from lower broker performance bonuses and the charge of $34.4 million taken in 2009 related to the renegotiation of certain employment agreements and severance. The decrease in these compensation expenses were partially offset by an increase in expenses related to communications and market data, travel and promotion, rent and occupancy, depreciation and amortization, professional fees related to acquisitions, investments in technology and brokerage staff, and investing resources in preparation for the new regulatory framework being developed in the U.S. and Europe.

  Revenues

        The following table sets forth the changes in revenues for the year ended December 31, 2010, as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2010	%*	2009	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$237,681	29.9%	$276,377	35.0%	$(38,696)	(14.0)%
Equity	173,519	21.8	192,820	24.4	(19,301)	(10.0)
Financial	155,945	19.6	129,131	16.3	26,814	20.8
Commodity	182,657	23.0	153,376	19.4	29,281	19.1

Total brokerage revenues	749,802	94.3	751,704	95.1	(1,902)	(0.3)
Clearing services revenues	41,878	5.3	—	—	41,878	—
Other revenues	70,922	8.9	68,577	8.7	2,345	3.4

Total revenues	862,602	108.5	820,281	103.8	42,321	5.2

Interest and transaction-based expenses	67,558	8.5	30,354	3.8	37,204	122.6

Revenues, net of interest and transaction-based expenses	$795,044	100.0%	$789,927	100.0%	$5,117	0.6%

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

  •
  The increase in financial product brokerage revenues of $26.8 million, or 20.8%, in 2010 as compared to 2009 was primarily attributable to improved market and economic conditions in certain emerging markets and Asia, increased brokerage personnel headcount, as well as the performance of new foreign exchange product desks. In addition, during 2010, our GFI ForexMatch® trading platform was increasingly used by our customers on various financial desks globally. Our financial product brokerage personnel headcount increased by 40 to 295 employees at December 31, 2010 from 255 employees at December 31, 2009.

  •
  The increase in commodity product brokerage revenues of $29.3 million, or 19.1%, in 2010 as compared to 2009 was primarily attributable to higher commodity prices, increased demand for certain energy products, such as power, natural gas and coal and the commencement of new commodity product brokerage desks. In addition, our commodity product brokerage personnel headcount increased by 15 to 294 employees at December 31, 2010 from 279 employees at December 31, 2009.

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

  Other Revenues

  •
  Other revenues were comprised of the following:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Software, analytics and market data	$60,637	$54,347
Equity in net earnings of unconsolidated businesses	3,974	1,574
Remeasurement of foreign currency transactions and balances	(6,770)	3,767
Net realized and unrealized gains from foreign currency hedges	3,529	3,519
Interest income on short-term investments	1,334	1,043
Interest income from clearing services	671	—
Other	7,547	4,327

Total other revenues	$70,922	$68,577

        Other revenues increased by $2.3 million for the year ended December 31, 2010 to $70.9 million from $68.6 million in the same period in 2009. This increase was largely related to (i) an increase in our software, analytics and market data revenue of $6.3 million, which was attributable to an increase in software revenues at our Trayport subsidiary, (ii) $3.5 million equity in net earnings of unconsolidated businesses related to investments in certain Kyte operations acquired on July 1, 2010, for which there is no comparable amount in the prior period, (iii) a net increase of $3.2 million in Other, which was primarily related to certain other Kyte operations for which there is no comparable amount in the prior period, and (iv) a gain of $3.7 million as a result of remeasuring our existing equity interest in an OTC brokerage business in the U.K. upon the purchase of the remaining 67% of the business on November 1, 2010 in an acquisition accounted for as a business combination achieved in stages. Offsetting this increase is a net decrease of $10.5 million related to the remeasurement of foreign currency transactions and balances. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions.

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

  Expenses

        The following table sets forth the changes in expenses for the year ended December 31, 2010 as compared to the same period in 2009 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2010	%*	2009	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$558,248	70.2%	$583,315	73.8%	$(25,067)	(4.3)%
Communications and market data	49,579	6.3	46,263	5.9	3,316	7.2
Travel and promotion	37,517	4.7	33,819	4.3	3,698	10.9
Rent and occupancy	22,413	2.8	20,325	2.6	2,088	10.3
Depreciation and amortization	34,431	4.3	31,493	4.0	2,938	9.3
Professional fees	25,949	3.3	18,402	2.3	7,547	41.0
Interest in borrowings	11,063	1.4	10,540	1.3	523	5.0
Other expenses	24,041	3.0	22,500	2.8	1,541	6.8

Total other expenses	$763,241	96.0%	$766,657	97.0%	(3,416)	(0.4)%

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2010 as compared to 2009

  Compensation and Employee Benefits

  •
  The decrease in compensation and employee benefits of $25.1 million was primarily attributable to a charge of $34.4 million related to severance and other restructuring expenses in 2009. In addition, there was a decrease in broker productivity and corresponding performance bonuses.

  •
  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 70.2% in 2010 from 73.8% in the prior year. The lower compensation expense as a percentage of net revenues for 2010 was due to the severance and other restructuring expenses in 2009 noted above, lower broker performance bonuses, and the acquisition of Kyte, which does not have the same compensation structure as our brokerage operations.

  •
  Sign-on and retention bonus amortization, which includes the amortization of cash sign-on bonuses initially paid in prior periods, represented 6.7% and 12.0% of total compensation and employee benefits expense for the years ended December 31, 2010 and 2009, respectively. This decrease in sign-on and retention bonus amortization as a percent of total compensation and employee benefits expense is primarily related to the severance and other restructuring expenses discussed above.

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

  •
  Other expenses increased $1.5 million in 2010 from 2009 primarily due to a $1.7 million increase in net litigation settlement expense compared to the same period in the prior year.

  •
  Our effective tax rate was 18.5% for the year ended December 31, 2010 as compared to 30.0% for 2009. The reduction in our effective tax rate was primarily due to the shifting of the geographic mix of our earnings for the year ended December 31, 2010 in favor of jurisdictions with lower tax rates, resulting in a lower aggregate effective tax rate.

Results of Segment Operations

        Based on the nature of our operations, products and services in each geographic region, we determined that we have four operating segments:(i) Americas Brokerage, (ii) Europe, Middle East and Africa ("EMEA") Brokerage, (iii) Asia Brokerage, and (iv) Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Additionally, we present our operating segments as five reportable segments, which includes the four operating segments plus All Other. The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of our corporate business activities and operations from software, analytics and market data.

        The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment:

	Twelve Months Ended December 31, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$313,483	$386,012	$82,903	$164,882	$68,193	$1,015,473
Revenues, net of interest and transaction-based expenses	299,590	374,802	82,839	54,104	69,436	880,771
Other expenses	218,282	286,680	67,306	44,908	263,513	880,689
Income (loss) before income taxes	81,308	88,122	15,533	9,196	(194,077)	82

	Twelve Months Ended December 31, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$294,910	$379,033	$74,945	$53,129	$60,585	$862,602
Revenues, net of interest and transaction-based expenses	278,553	367,494	74,875	12,140	61,982	795,044
Other expenses	212,154	252,457	59,061	15,181	224,388	763,241
Income (loss) before income taxes	66,399	115,037	15,814	(3,041)	(162,406)	31,803

	Twelve Months Ended December 31, 2009
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$327,127	$364,761	$61,603	$—	$66,790	$820,281
Revenues, net of interest and transaction-based expenses	309,245	350,869	61,573	—	68,240	789,927
Other expenses	266,940	235,909	62,444	—	201,364	766,657
Income (loss) before income taxes	42,305	114,960	(871)	—	(133,124)	23,270

Segment Results for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

  Total Revenues

  •
  Total revenues for Americas Brokerage increased $18.6 million, or 6.3%, to $313.5 million for the year ended December 31, 2011 from $294.9 million for the year ended December 31, 2010. Total revenues for EMEA Brokerage increased $7.0 million, or 1.8%, to $386.0 million for the year ended December 31, 2011 from $379.0 million for the year ended December 31, 2010. Total revenues for Asia Brokerage increased $7.9 million, or 10.5%, to $82.9 million for the year ended December 31, 2011 from $75.0 million for the year ended December 31, 2010. Total revenues for our three brokerage segments increased by $33.5 million, or 4.5%, to $782.4 million for the year ended December 31, 2011 from $748.9 million for the year ended December 31, 2010. The increase in total revenues for our brokerage operations was primarily due to increases in brokerage revenues in financial and commodity products resulting from the factors described above under "Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010."

  •
  Total revenues for Clearing and Backed Trading increased $111.8 to $164.9 million for the year ended December 31, 2011 from $53.1 million for the year ended December 31, 2010. These revenues are entirely related to our Kyte operations, which we acquired on July 1, 2010. Accordingly the year ended December 31, 2011 is not directly comparable to the year ended December 31, 2010. Total revenues for Clearing and backed trading for the year ended December 31, 2011 consist primarily of clearing services revenues of $112.7 million, brokerage revenues from principal transactions of $16.2 million, equity in earnings of unconsolidated subsidiaries of $14.7 million and other income of $19.0 million.

  •
  Total revenues for our All Other segment primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues from All Other increased by $7.6 million, or 12.5%, to $68.2 million for the year ended December 31, 2011 from $60.6 million for the year ended December 31, 2010. The increase was primarily related to a $12.9 million increase in software, analytics and market data, primarily attributable to an increase in software revenues at our Trayport subsidiary, partially offset by a $3.9 million decrease in equity in net losses of unconsolidated business.

  Total interest and transaction-based expenses

  •
  Total interest and transaction-based fees for our three brokerage segments decreased by $2.8 million, or 10.0%, from $28.0 million for the year ended December 31, 2010 to $25.2 million for the year ended December 31, 2011. The decrease was related to the decrease in transaction fees paid for brokerage services by our Americas and EMEA brokerage segments, which decreased by $2.5 million, or 15.1%, and $0.3 million, or 2.9%, respectively.

  •
  Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $110.8 million for the year ended December 31, 2011 from $41.0 million the prior year. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010 and are primarily due to transaction fees on clearing services of $108.3 million and $39.9 million in the years ended December 31, 2011 and 2010, respectively.

  Other Expenses

  •
  Other expenses for Americas Brokerage increased $6.1 million, or 2.9%, to $218.3 million for the year ended December 31, 2011 from $212.2 million for the year ended December 31, 2010. Other expenses for EMEA Brokerage increased $34.2 million, or 13.5%, to $286.7 million for the year ended December 31, 2011 from $252.5 million for the year ended December 31, 2010. Other expenses for Asia Brokerage increased $8.2 million, or 13.9%, to $67.3 million for the year ended December 31, 2011 from $59.1 million for the year ended December 31, 2010. Total Other expenses for our three brokerage segments increased by $48.5 million, or 9.3%, to $572.3 million for the year ended December 31, 2011 from $523.8 million for the year ended December 31, 2010. The increase was primarily due to a $41.5 million increase in compensation and employee benefits, as well as increases in communications and market data, travel and promotion, interest on borrowing expenses and the other factors described above under "Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010."

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

  •
  Other expenses for Clearing and Backed Trading increased $29.7 million to $44.9 million for the year ended December 31, 2011 from $15.2 million for the year ended December 31, 2010. These expenses are entirely related to the operations of Kyte, which we acquired on July 1, 2010. Accordingly, the year ended December 31, 2011 is not directly comparable to the year ended December 31, 2010. Total expenses for Clearing and Backed trading for the year ended December 31, 2011 are comprised of, in large part, compensation and employee benefits expense of $18.4 million, communications and market data expense of $10.7 million and depreciation and amortization of $5.2 million.

  •
  Other expenses for our All Other segment increased by $39.1 million, or 17.4%, to $263.5 million for the year ended December 31, 2011 from $224.4 million for the year ended December 31, 2010. The increase was largely due to a $14.4 million increase in compensation and employee benefits, an $11.5 million increase in interest on borrowings and a $10.1 million increase in other expenses. These factors are discussed above under "Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010."

Segment Results for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

  Total Revenues

  •
  Total revenues for Americas Brokerage decreased $32.2 million, or 9.8%, to $294.9 million for the year ended December 31, 2010 from $327.1 million for the year ended December 31, 2009. Total revenues for EMEA Brokerage increased $14.2 million, or 3.9%, to $379.0 million for the year ended December 31, 2010 from $364.8 million for the year ended December 31, 2009. Total revenues for Asia Brokerage increased $13.3 million, or 21.6%, to $74.9 million for the year ended December 31, 2010 from $61.6 million for the year ended December 31, 2009. Total revenues for our three brokerage segments decreased by $4.7 million, or 0.6%, to $748.8 million for the year ended December 31, 2010 from $753.5 million for the year ended December 31, 2009. The decline in total revenues for our brokerage operations was primarily due to decreases in brokerage revenues in fixed income and equity products, offset by increases in financial and commodity products resulting from the factors described above under "Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009."

  •
  Total revenues for Clearing and Backed Trading increased $53.1 million primarily due to clearing services revenues of $41.9 million. The remaining $11.2 million in revenues for this segment include equity in earnings of unconsolidated brokerage businesses, interest income and trading profits. All of these revenues were generated by Kyte following the acquisition on July 1, 2010.

  •
  Total revenues for our All Other segment primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues from All Other decreased by $6.2 million, or 9.3%, to $60.6 million for the year ended December 31, 2010 from $66.8 million for the year ended December 31, 2009. The decrease was primarily related to a net decrease of $10.5 million related to remeasurement of foreign currency transactions and balances. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit undertaking such transactions. The decrease was partially offset by a $6.3 million increase in software, analytics and market data revenues.

  Total interest and transaction-based expenses

  •
  Total interest and transaction-based fees for our three brokerage segments decreased by $3.8 million, or 11.9%, from $31.8 million for the year ended December 31, 2009 to $28.0 million for the year ended December 31, 2010. The decrease was related to the decrease in transaction fees paid for brokerage services by our Americas and EMEA brokerage segments, which decreased by $1.5 million, or 8.5%, and $2.4 million, or 16.9%, respectively. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $41.0 million for the year ended December 31, 2010 from zero the prior year. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010 and are primarily due to transaction fees on clearing services of $39.9 million. Further discussion of the factors driving our interest and transaction-based fees are described above under "Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009."

  Other Expenses

  •
  Other expenses for Americas Brokerage decreased $54.7 million, or 20.5%, to $212.2 million for the year ended December 31, 2010 from $266.9 million for the year ended December 31, 2009. Other expenses for EMEA Brokerage increased $16.6 million, or 7.0%, to $252.5 million for the year ended December 31, 2010 from $235.9 million for the year ended December 31, 2009. Other expenses for Asia Brokerage decreased $3.3 million, or 5.3%, to $59.1 million for the year ended December 31, 2010 from $62.4 million for the year ended December 31, 2009. Total Other expenses for our three brokerage segments decreased by $41.4 million, or 7.3%, to $523.8 million for the year ended December 31, 2010 from $565.2 million for the year ended December 31, 2009. The decrease was primarily due to a decrease in compensation and employee benefits as well as other factors described above under "Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009."

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

  •
  Other expenses for Clearing and Backed Trading were $15.2 million due to compensation and benefits expense of $5.1 million, communications and quotes expense of $3.4 million, depreciation and amortization of $2.3 million, interest on borrowings of $1.0 million and all other expenses of $3.4 million. All of these expenses were incurred by Kyte following the acquisition on July 1, 2010.

  •
  Other expenses for our All Other segment increased by $23.0 million, or 11.4%, to $224.4 million for the year ended December 31, 2010 from $201.4 million for the year ended December 31, 2009. The increase was primarily due to an increase in compensation and employee benefits, travel and promotion, professional fees, depreciation and amortization and other expenses.

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited Statement of Operations data for the period from January 1, 2010 to December 31, 2011. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(dollars in thousands)
Revenues
Agency commissions	$125,584	$151,446	$136,513	$147,483	$127,774	$125,011	$137,624	$143,830
Principal transactions	48,907	61,711	54,475	70,487	49,064	49,677	56,526	60,296

Total brokerage revenues	174,491	213,157	190,988	217,970	176,838	174,688	194,150	204,126
Clearing services revenues	25,513	31,872	27,680	27,670	20,325	21,553	—	—
Interest income from clearing services	682	606	670	342	439	232	—	—
Equity in net earnings (loss) of unconsolidated businesses(1)	523	4,260	4,757	926	2,088	1,875	(92)	103
Software, analytics and market data	19,292	18,837	18,403	17,088	16,313	14,905	14,519	14,900
Other income (loss)(2)	13,829	7,230	1,233	(2,546)	6,235	(3,263)	919	1,749

Total revenues	234,330	275,962	243,731	261,450	222,238	209,990	209,496	220,878

Interest and transaction-based expenses
Transaction fees on clearing services	24,074	30,388	26,752	27,069	19,189	20,729	—	—
Transaction fees on brokerage services	5,184	6,673	6,079	6,605	6,348	5,887	7,554	7,424
Interest expense from clearing services	496	439	617	326	289	138	—	—

Total interest and transaction-based expenses	29,754	37,500	33,448	34,000	25,826	26,754	7,554	7,424

Revenues, net of interest and transaction-based expenses	$204,576	$238,462	$210,283	$227,450	$196,412	$183,236	$201,942	$213,454
Expenses
Compensation and employee benefits	161,068	159,980	146,839	159,481	139,131	133,345	141,109	144,663
Communications and market data	15,364	15,187	15,106	15,071	13,210	13,788	10,695	11,886
Travel and promotion	9,887	9,723	10,198	10,203	10,618	8,665	9,341	8,893
Rent and occupancy	6,481	6,322	5,988	5,873	5,860	5,867	5,255	5,431
Depreciation and amortization	9,278	9,990	9,801	9,874	9,552	8,851	7,844	8,184
Professional fees	7,772	6,866	5,672	7,103	6,050	7,055	6,247	6,597
Interest on borrowings	7,512	12,035	3,276	2,936	2,692	3,066	2,730	2,575
Other expenses(1)	14,244	9,353	5,573	6,633	8,604	5,984	4,342	5,111

Total other expenses	$231,606	$229,456	$202,453	$217,174	$195,717	$186,621	$187,563	$193,340

(Loss) income before provision for (benefit from) income taxes	(27,030)	9,006	7,830	10,276	695	(3,385)	14,379	20,114
(Benefit from) provision for income taxes	(4,945)	2,884	2,036	2,672	(3,759)	(1,050)	3,955	6,738

Net (loss) income before attribution to non-controlling stockholders	(22,085)	6,122	5,794	7,604	4,454	(2,335)	10,424	13,376
Less: Net income (loss) attributable to non-controlling interests	58	57	(357)	858	153	151	—	—

GFI's net (loss) income	$(22,143)	$6,065	$6,151	$6,746	$4,301	$(2,486)	$10,424	$13,376

        The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues
Agency commissions	61.4%	63.5%	64.9%	64.8%	65.1%	68.2%	68.1%	67.4%
Principal transactions	23.9	25.9	25.9	31.0	25.0	27.1	28.0	28.2

Total brokerage revenues	85.3	89.4	90.8	95.8	90.1	95.3	96.1	95.6
Clearing services revenues	12.5	13.4	13.2	12.2	10.4	11.8	—	—
Interest income from clearing services	0.3	0.3	0.3	0.1	0.2	0.1	—	—
Equity in net earnings (loss) of unconsolidated businesses(1)	0.3	1.8	2.3	0.4	1.0	1.0	(0.1)	0.1
Software, analytics and market data	9.3	7.8	8.7	7.5	8.3	8.1	7.2	7.0
Other income (loss)(2)	6.8	3.0	0.6	(1.1)	3.2	(1.7)	0.5	0.8

Total revenues	114.5	115.7	115.9	114.9	113.2	114.6	103.7	103.5

Interest and transaction-based expenses
Transaction fees on clearing services	11.8	12.7	12.7	11.9	9.8	11.3	—	—
Transaction fees on brokerage services	2.5	2.8	2.9	2.9	3.2	3.2	3.7	3.5
Interest expense from clearing services	0.2	0.2	0.3	0.1	0.2	0.1	—	—

Total interest and transaction-based expenses	14.5	15.7	15.9	14.9	13.2	14.6	3.7	3.5

Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	78.7	67.1	69.8	70.1	70.9	72.8	69.9	67.8
Communications and market data	7.5	6.4	7.2	6.6	6.7	7.5	5.3	5.6
Travel and promotion	4.8	4.1	4.8	4.5	5.4	4.7	4.6	4.2
Rent and occupancy	3.2	2.7	2.8	2.6	3.0	3.2	2.6	2.5
Depreciation and amortization	4.5	4.2	4.7	4.4	4.9	4.8	3.9	3.8
Professional fees	3.8	2.9	2.7	3.1	3.1	3.8	3.1	3.1
Interest on borrowings	3.7	5.0	1.6	1.3	1.4	1.7	1.4	1.2
Other expenses(1)	7.0	3.9	2.7	2.9	4.2	3.3	2.1	2.4

Total other expenses	113.2%	96.3%	96.3%	95.5%	99.6%	101.8%	92.9%	90.6%

(Loss) income before provision for (benefit from) income taxes	(13.2)	3.7	3.7	4.5	0.4	(1.8)	7.1	9.4
(Benefit for) provision from income taxes	(2.4)	1.2	1.0	1.2	(1.9)	(0.5)	2.0	3.1

Net (loss) income before attribution to non-controlling stockholders	(10.8)	2.5	2.7	3.3	2.3	(1.3)	5.1	6.3
Less: Net income (loss) attributable to non-controlling interests	0.0	0.0	(0.2)	0.4	0.1	0.1	—	—

GFI's net (loss) income	(10.8)%	2.5%	2.9%	2.9%	2.2%	(1.4)%	5.1%	6.3%

(1)
Certain amounts related to equity in net earnings (losses) of unconsolidated businesses totaling $(1,448), $235, $243, $(92) and $103 for the three months ended March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively, were previously presented in the "Other expenses" line item in the Consolidated Statements of Operations. In order to enhance transparency in the presentation of the Consolidated Statements of Operations these amounts have been reclassified to the "Equity in net earnings (losses) of unconsolidated businesses" line item.

(2)
Interest income on short-term investments was previously presented in a line item called "Interest income" and has been combined into "Other income (loss)" to conform with the presentation for the three month period ended December 31, 2010. The amounts that were combined for interest income for each period presented above were as follows:

	September 30, 2010	June 30, 2010	March 31, 2010
	(dollars in thousands)
Interest income	$682	$77	$240

        The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2010	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(dollars in thousands)
Brokerage revenues:
Fixed income	$47,222	$62,585	$53,184	$71,507	$52,412	$52,975	$60,810	$71,484
Equity	36,715	45,785	44,205	48,157	42,194	37,172	46,587	47,566
Financial	41,016	52,571	49,597	48,505	38,981	39,731	39,123	38,110
Commodity	49,538	52,216	44,002	49,801	43,251	44,810	47,630	46,966

Total brokerage revenues	$174,491	$213,157	$190,988	$217,970	$176,838	$174,688	$194,150	$204,126

Brokerage revenues:
Fixed income	27.1%	29.4%	27.9%	32.8%	29.6%	30.3%	31.3%	35.0%
Equity	21.0	21.5	23.1	22.1	23.9	21.3	24.0	23.3
Financial	23.5	24.6	26.0	22.3	22.0	22.7	20.2	18.7
Commodity	28.4	24.5	23.0	22.8	24.5	25.7	24.5	23.0

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At December 31, 2011, we had $245.9 million of cash and cash equivalents compared to $313.9 million and $342.4 million at December 31, 2010 and 2009, respectively. Cash and cash equivalents held by subsidiaries outside of the United States as of December 31, 2011 and 2010 totaled $187.1 million and $258.8 million, respectively. These amounts may be subject to additional income taxes in the event such cash and cash equivalents related to foreign earnings are repatriated to the United States.

        We believe that, based on current levels of operations, our cash from operations, together with cash currently available and our ability to borrow additional funds under our Credit Agreement, will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses or unanticipated acquisitions or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Sources and Uses of Cash

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the indicated periods.

	For the Year Ended December 31,
	2011	2010	2009
Cash provided by operating activities	$4,579	$96,106	$113,801
Cash used in investing activities	(46,245)	(58,774)	(27,671)
Cash used in financing activities	(26,423)	(68,107)	(87,986)
Effects of exchange rate changes on cash and cash equivalents	93	2,271	1,860

(Decrease) increase in cash and cash equivalents	$(67,996)	$(28,504)	$4

        Net cash provided by operating activities for the year ended December 31, 2011 was $4.6 million, as compared to $96.1 million for the year ended December 31, 2010, a decrease of $91.5 million. This decrease was due, in part, to a $28.5 million decrease in net income before attribution to non-controlling stockholders from $25.9 million for the year ended December 31, 2010 to a loss of $2.6 million for the year ended December 31, 2011. The decrease is also attributable to a $109.6 million increase in working capital employed in the business for the year ended December 31, 2011 relative to the same period in 2010. The increase in working capital employed in the business was primarily due to a $102.4 million increase related to changes in net receivables from brokers, dealers and clearing organizations, a net increase in the change in other assets and other liabilities of $26.5 million, largely attributable to an increase in sign-on and retention bonuses paid of $12.5 million in 2011 as compared to 2010. These increases in working capital requirements were offset by a $10.8 million decrease related to accrued compensation and accounts payable and a net decrease of $4.8 million related to decreases in each of segregated cash, deposits with clearing organizations and payables to clearing services customers. Changes in working capital are often related to the timing of settlement of matched principal trades. While our net exposure to these trades is minimal (since we simultaneously agree to buy instruments from one customer and sell them to another customer), there is sometimes a slight lag in the settlement of these offsetting trades that results in us maintaining a receivable or payable positions for a short period of time, typically overnight. Substantially all fail to deliver and fail to receive balances at December 31, 2011 have subsequently settled at the contracted amounts.

        Offsetting the decrease in net income and additional working capital employed in the business was a $46.1 million net change in items which reconcile net income to net cash used in operating activities, such as depreciation and amortization, share-based compensation expense, amortization of sign-on and retention bonuses and benefit from deferred taxes, as compared to the year ended December 31, 2010.

        Net cash provided by operating activities decreased to $96.1 million for the year ended December 31, 2010, compared with $113.8 million for 2009. The decrease is, in large part, attributable to a decrease of $30.7 million in the items which reconcile net income to net cash provided by operating activities, such as amortization of sign-on bonuses and forgivable loans, provision for doubtful accounts, depreciation and amortization, share-based compensation expense, provision for (benefit from) deferred taxes and other items. The decrease is offset by an increase in net income before attribution to non-controlling stockholders of $9.6 million to $25.9 million for the year ended December 31, 2010, from $16.3 million for the year ended December 31, 2009, as well as, a decrease in working capital employed in the business of $3.4 million for the year ended December 31, 2010 relative to the same period in 2009.

        Net cash used in investing activities for the year ended December 31, 2011 was $46.3 million compared to $58.8 million for 2010. The decrease in cash used for investing activities was primarily attributable to a $25.4 million decrease in cash used in business acquisitions, net of cash acquired and purchases of intangible and other assets and a $13.3 million decrease in purchases of cost and equity method investments. These decreases were slightly offset by an increase of $12.2 million in net payments due to the settlement of foreign exchange derivative hedge contracts and an increase in purchases of property, equipment and leasehold improvements of $10.1 million.

        Net cash used in investing activities for the year ended December 31, 2010 was $58.8 million compared to $27.7 million for 2009. The increase in cash used for investing activities was primarily attributable to $28.7 million in net cash used for businesses acquired during the year, including Kyte. See Note 5 to our Consolidated Financial Statements in Part II-Item 8 for further details of acquisitions made during 2010. Additionally, the increase in cash used in investing activities was related to the purchase of certain cost and equity method investments of $24.6 million offset by a change of $23.0 million in net proceeds due to the settlement of foreign exchange derivative hedge contracts.

        Net cash used in financing activities for the year ended December 31, 2011 was $26.4 million compared to $68.1 million in 2010. The decrease was due, in large part, to (i) proceeds of $250.0 million aggregate principal related to the issuance of our 8.375% Senior Notes, net of $9.1 million in debt issuance costs and (ii) decreases of $30.5 million in cash dividends paid. This decrease was offset by (i) the use of $195.0 million of the net proceeds from the offering to repay all outstanding amounts under our Credit Agreement and all aggregate principle amounts outstanding under our 7.17% Senior Notes which were due in January 2013, (ii) net increases of $13.3 million in purchases of treasury stock and (iii) $2.4 million in cash paid for taxes on the vesting of RSUs. See Note 8 to our Consolidated Financial Statements in Part II-Item 8 for further discussion of our short-term borrowings and long-term obligations.

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

Regulatory Requirements

        Our liquidity and available cash resources are in part restricted by the regulatory requirements of certain of our material operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, The Kyte Group Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital, licensing and financial requirements. U.S. and U.K. regulations prohibit a registered broker-dealer from repaying borrowings of its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification or approval from its principal regulator. See Note 20 to the Consolidated Financial Statements in Part II-Item 8 for further details on our regulatory requirements.

Funding

        Our outstanding debt at December 31, 2011 consists of our 8.375% Senior Notes. During the year ended December 31, 2011, we used $135.3 million and $67.8 million of the net proceeds from the issuance of the 8.375% Senior Notes to repay all outstanding amounts pursuant to the Credit Agreement and redeem all of the outstanding principal and interest pursuant to the 7.17% Senior Notes, respectively, as well as all premiums and transaction expenses associated therewith. In addition, as a result of the issuance of the 8.375% Senior Notes, the available borrowing capacity under the Credit Agreement decreased from $200 million to approximately $129.5 million. See Note 8 to the Consolidated Financial Statements in Part II-Item 8 for further details on the Credit Agreement, our 8.375% Senior Notes and our 7.17% Senior Notes.

Credit Ratings

        As of December 31, 2011, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody's Investor Services	Ba2	Stable
Standard & Poor's	BBB-	Stable
Fitch Ratings Inc.	BBB	Stable

        Credit ratings and outlooks can be revised at any time if such rating agency decides the circumstances warrant revision. A reduction in rating could adversely affect the availability of debt financing. If our credit rating were downgraded, our applicable per annum interest rate on our outstanding 8.375% Senior Notes could be increased by up to 200 basis points. In January 2012, we were notified by Standard & Poor's ("S&P") that they were placing us on CreditWatch with negative implications.

Dividends Paid

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In December 2010, in addition to the quarterly dividends declared by our Board of Directors, our Board also declared a special cash dividend of $0.25 per share. Cash dividends paid in 2011, 2010 and 2009 were approximately $24.2 million, $54.7 million and $23.6 million, respectively.

Common Stock

        It is our expectation that we may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 10 to our Consolidated Financial Statements in Part II-Item 8 for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases(1)	$148,816	$14,454	$24,431	$20,256	$89,675
Interest on Long-term obligations	146,563	20,938	41,875	41,875	41,875
Long-term obligations	250,000	—	—	—	250,000
Purchase obligations(2)	29,766	20,800	7,985	981	—

Total	$575,145	$56,192	$74,291	$63,112	$381,550

(1)
Amounts listed under Operating leases include the future minimum rental commitments relating to a twenty-year lease that we entered into for our current primary U.S. office space in June 2007. At December 31, 2011, the total minimum rental commitments under this lease totaled $77.9 million, with $4.1 million due in less than one year, $9.0 million due within one to three years, $9.0 million due within three to five years and $56.0 million due in more than five years. See Note 13 to the Consolidated Financial Statements in Part II—Item 8 for further details.

(2)
Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures. See Note 13 to our Consolidated Financial Statements in Part II—Item 8 for further discussion.

        As disclosed in Note 9 to the Consolidated Financial Statements in Part II—Item 8, we have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $11.2 million, excluding interest of $0.8 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

        The Company did not have any off-balance sheet arrangements at December 31, 2011.

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

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. We believe the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.

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

        We evaluate the level of our allowance for doubtful accounts based on the length of time receivables are past due and our historical experience. Also, if we are aware of a client's inability to meet its financial obligations, we record a specific provision for doubtful accounts in the amount of the estimated losses which will result from the inability of that client to meet its financial obligation. The amount of the provision will be charged against the amounts due, reducing the receivable to the amount we reasonably believe will be collected. If the financial condition of one of our clients were to deteriorate, resulting in an impairment of its ability to make payments, an additional provision could be required. Due to changing economic business and market conditions, we review the provision monthly and make changes to the provision as appropriate. Our allowance for doubtful accounts at December 31, 2011 was $1.5 million.

Fair Value of Financial Instruments

        Substantially all of our assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and substantially all have settled at the contracted amounts following December 31, 2011. Our marketable equity securities are recorded at fair value based on their quoted market price. Our investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Our debt obligations are carried at historical amounts.

        Our financial assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820-10. In accordance with ASC 820-10, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below.

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

Valuation Techniques

        A description of the valuation techniques applied to our major categories of assets and liabilities measured at fair value on a recurring basis are as follows:

  U.S. Treasury Securities—U.S. Treasury securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury securities are generally categorized in Level 1 of the fair value hierarchy.

  Equity Securities—Equity securities include mostly exchange-traded corporate equity securities and are valued based on quote market prices. Accordingly, exchange-traded equity securities are generally categorized in Level 1 of the fair value hierarchy. Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Non-exchange traded equity securities are generally categorized within Level 2 of the fair value hierarchy.

  Corporate Bonds—Corporate bonds are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

  Derivative Contracts—Derivative contracts include instruments such as foreign exchange, commodity, fixed income and equity derivative contracts.

    Listed Derivative Contracts—Listed derivatives that are actively traded are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.

    OTC Derivative Contracts—OTC derivative contracts include forwards, swaps, and options contracts related to foreign currencies. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be either observed or modeled using a series of techniques and model inputs from comparable benchmarks, including closed-form analytic formulas, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. In the case of more established derivative products, the pricing models used by us are widely accepted by the financial services industry. OTC derivative products valued by us using pricing models generally fall into this category and are categorized in Level 2 of the fair value hierarchy.

    Equity warrants—Non-exchange traded equity warrants are classified within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation, including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

  Convertible debt security—As discussed in Note 7 the Consolidated Financial Statements in Part II—Item 8, we exchanged our membership interest in a private company for a convertible senior secured promissory note in that company. This security is measured using valuation techniques involving quoted prices of or market data for comparable companies' credit ratings, peer company ratios and discounted cash flow analyses. As several inputs are unobservable and significant to the valuation, this convertible debt security is categorized within Level 3 of the fair value hierarchy.

  Future Purchase Commitment—As the inputs used in the fair value future purchase commitment are both unobservable and significant to the overall fair value measurement of this liability, the liability is generally categorized in Level 3 of the fair value hierarchy. In connection with the acquisition of 70% of the equity ownership interests in Kyte, we agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte's earnings, such payment to be made following June 30, 2013. In applying the income approach, we assumed a 16.0% and 17.7% discount rate as of December 31, 2011 and 2010, respectively, and used forecasted financial information for Kyte for the remaining period ended June 30, 2013.

  Contingent Consideration—As the inputs used in the fair value of contingent consideration are both unobservable and significant to the overall fair value measurement of this liability, the liability is generally categorized in Level 3 of the fair value hierarchy. The category consists primarily of contingent consideration related to the acquisition of a retail energy brokerage business, completed on November 1, 2009. This contingent liability is remeasured at fair value and is based on estimated future collections of accounts receivable of the business over approximately the next two years.

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

Goodwill and Intangible Assets

        Under ASC 350, Intangibles—Goodwill and Other, management is required to perform a detailed review, at least annually, of the carrying value of our intangible assets, which includes goodwill. In this process, management is required to make estimates and assumptions in order to determine the fair value of our assets and liabilities and projected future earnings using various valuation techniques, including a discounted cash flow model. Management uses its best judgment and information available to it at the time to perform this review. Because management's assumptions and estimates are used in projecting future earnings as part of the valuation, actual results may differ. If management determines that the fair value of the intangible asset with an indefinite life is less than its carrying value, an impairment loss would be recognized in an amount equal to the difference between the fair value and the carrying value.

        Prior to our annual goodwill impairment test, we early adopted Accounting Standards Update No. 2011-08 ("ASU 2011-08") "Intangibles—Goodwill and Other (Topic 350)," which provides us the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. After assessing qualitative factors, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then a two-step goodwill impairment test, prescribed by ASC 350, must be performed.

        Based on the results of the annual impairment tests, the Company determined that no impairment of goodwill existed as of November 1, 2011, November 1, 2010, January 1, 2010 or January 1, 2009.

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

Income Taxes

        In accordance with ASC 740, Income Taxes, ("ASC 740") we provide for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Our interpretation of complex tax law may impact our measurement of current and deferred income taxes.

        We are subject to regular examinations by the Internal Revenue Service, taxing authorities in foreign countries, and states in which we have significant business operations. We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from on-going and subsequent years' examinations. We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that a tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that are more likely than not to be sustained, we recognize the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority.

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. The adoption of ASU 2009-13 did not have a material impact on our Consolidated Financial Statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-14 ("ASU 2009-14") Software (Topic 985) Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides additional guidance on how to determine which software, if any, relating to the tangible product would be excluded from software revenue recognition. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted but must be retrospectively applied to the beginning of the fiscal year of adoption. The adoption of ASU 2009-14 did not have a material impact on our Consolidated Financial Statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06") Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require new disclosures, including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. ASU 2010-06 provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements and the adoption of ASU 2010-06 with respect to disclosures of the roll forward of activity in Level 3 fair value measurements did not have a material impact on our Consolidated Financial Statements.

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

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company's Consolidated Financial Statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05 ("ASU 2011-05") Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard requires entities to report the components of comprehensive income in either in (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company's Consolidated Financial Statements.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08 ("ASU 2011-08") "Intangibles—Goodwill and Other (Topic 350)." ASU 2011-08 amends current guidance to allow entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. The amendments in ASU 2011-08 are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 effective the fourth quarter of 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

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

Foreign Currency Exposure Risk

        We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward and foreign exchange collar contracts ("Foreign Exchange Derivative Contracts") to mitigate our exposure to foreign currency exchange rate fluctuations. At December 31, 2011 and 2010, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

        While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $6.2 million as of December 31, 2011.

Interest Rate Risk

        We are exposed to changes in market interest rates that impact our variable-rate short-term borrowings that may be outstanding under our Credit Agreement from time to time. As of December 31, 2011, we had no amounts outstanding under our Credit Agreement. As of December 31, 2011, the interest rate on our entire $250 million long-term debt was comprised of a fixed-rate. Fluctuations in market interest rates will have no impact on the amount of interest we must pay on these fixed-rate debt obligations.

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

        Liability for unmatched trades could adversely affect our results of operations and balance sheet. Although the significant majority of our principal trading is done on a "matched principal" basis, we may take unmatched positions for our own account generally in response to customer demand, primarily to facilitate the execution of existing customer orders or in anticipation that future customer orders will become available to fill the other side of the transaction. While we seek to minimize our exposure to market risk by entering into offsetting trades or a hedging transaction relatively quickly (often within minutes and generally on the same trading day), we may not always enter into an offsetting trade on the same trading day and any hedging transaction we may enter into may not fully offset our exposure. Therefore, although any unmatched positions are intended to be held short term, we may not entirely offset market risk and may be exposed to market risk for several days or more or to a partial extent or both.

        Additionally, we have authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for our own account. These principal positions may ultimately be matched against a customer order or through a market intermediary, either in the short term (such as the same trading day) or we may hold these positions for several days or more. The number and size of these transactions may affect our results of operations in a given period and we may also incur losses from these trading activities due to market fluctuations and volatility from quarter to quarter. We are currently subject to covenants in our Credit Agreement, which generally limit the aggregate amount of securities which we may trade for our own account to five percent of our consolidated capital. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to significant losses as we attempt to cover our short positions by acquiring assets in a rising market. To the extent these securities positions are not disposed of intra-day, we mark these positions to market.

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

Operational Risk

        Operational risk refers to the risk of financial or other loss, or potential damage to our reputation, resulting from inadequate or failed internal processes, people, resources, systems or from external events. We may incur operational risk across the full scope of business activities and support functions. We have operational risk polices that are designed to reduce the likelihood and impact of operational incidents as well as to mitigate legal, regulatory and reputational risk. Primary responsibility for the management of operational risk resides with the business managers, risk and control functions, and various management committees through the use of processes and controls designed to identify, assess, manage, mitigate and report operational risk. For additional discussions of our operational risks, see "Item 1A—Risks Related to Our Operations."

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the accompanying consolidated statements of financial condition of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GFI Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2012

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands except share and per share amounts)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$245,879	$313,875
Cash segregated under federal and other regulations	12,756	24,927
Deposits with clearing organizations	33,885	26,845
Commissions receivable, net	94,971	103,010
Receivables from brokers, dealers and clearing organizations	217,909	243,811
Property, equipment and leasehold improvements, net	61,947	60,612
Goodwill	266,506	268,288
Intangible assets, net	58,027	66,816
Other assets	198,669	165,620

TOTAL ASSETS	$1,190,549	$1,273,804

Liabilities and stockholders' equity
LIABILITIES
Accrued compensation	$127,089	$112,535
Accounts payable and accrued expenses	56,547	64,672
Payables to brokers, dealers and clearing organizations	89,529	172,418
Payables to clearing services customers	120,909	125,968
Short-term borrowings, net	—	132,703
Long-term obligations	250,000	59,743
Other liabilities	97,563	110,543

Total Liabilities	741,637	778,582

Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 131,669,676 and 128,703,324 shares issued at December 31, 2011 and 2010, respectively	1,317	1,287
Additional paid in capital	365,835	350,230
Retained earnings	160,934	188,295
Treasury stock, 14,145,038 and 6,577,833 common shares at cost at December 31, 2011 and 2010, respectively	(73,919)	(43,433)
Accumulated other comprehensive loss	(6,955)	(2,268)

Total Stockholders' Equity	447,212	494,111
Non-controlling interests	1,700	1,111

Total Equity	448,912	495,222

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,190,549	$1,273,804

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Agency commissions	$561,026	$534,239	$481,326
Principal transactions	235,580	215,563	270,378

Total brokerage revenues	796,606	749,802	751,704
Clearing services revenues	112,735	41,878	—
Interest income from clearing services	2,300	671	—
Equity in net earnings of unconsolidated businesses(1)	10,466	3,974	1,574
Software, analytics and market data	73,620	60,637	54,347
Other income(1)	19,746	5,640	12,656

Total revenues	1,015,473	862,602	820,281
Interest and transaction-based expenses
Transaction fees on clearing services	108,283	39,918	—
Transaction fees on brokerage services	24,541	27,213	30,354
Interest expense from clearing services	1,878	427	—

Total interest and transaction-based expenses	134,702	67,558	30,354

Revenues, net of interest and transaction-based expenses	880,771	795,044	789,927

Expenses
Compensation and employee benefits	627,368	558,248	583,315
Communications and market data	60,728	49,579	46,263
Travel and promotion	40,011	37,517	33,819
Rent and occupancy	24,664	22,413	20,325
Depreciation and amortization	38,943	34,431	31,493
Professional fees	27,413	25,949	18,402
Interest on borrowings	25,759	11,063	10,540
Other expenses(1)	35,803	24,041	22,500

Total other expenses	880,689	763,241	766,657

Income before provision for income taxes	82	31,803	23,270
Provision for income taxes	2,647	5,884	6,982

Net (loss) income before attribution to non-controlling stockholders	(2,565)	25,919	16,288
Less: Net income attributable to non-controlling interests	616	304	—

GFI's net (loss) income	$(3,181)	$25,615	$16,288

(Loss) earnings per share available to common stockholders
Basic	$(0.03)	$0.21	$0.14
Diluted	$(0.03)	$0.20	$0.13
Weighted average shares outstanding
Basic	118,334,995	120,275,918	118,178,493
Diluted	118,334,995	125,522,128	121,576,767
Dividends declared per share of common stock	$0.20	$0.45	$0.20

(1)
Conformed to the current year's presentation—see Note 2

See notes to consolidated financial statement

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net (loss) income before attribution to non-controlling stockholders	$(2,565)	$25,919	$16,288
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,201)	2,123	1,506
Unrealized (loss) gains on available-for-sale securities, net of tax(1)	(1,486)	183	565

Comprehensive (loss) income	(7,252)	28,225	18,359
Net income attributable to non-controlling interests	616	304	—
Other comprehensive (loss) income attributable to non-controlling interests	(151)	70	—

GFI's comprehensive (loss) income	$(7,717)	$27,851	$18,359

(1)
Amounts are net of benefit from (provision for) income taxes of $547, $(71) and $(185) for the years ended December 31, 2011, 2010 and 2009, respectively.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before attribution to non-controlling stockholders	$(2,565)	$25,919	$16,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,943	34,431	31,493
Amortization of loan fees	1,709	939	742
Amortization of prepaid bonuses and forgivable loans(1)	33,652	25,707	60,489
Provision for doubtful accounts	250	(829)	3,617
Share-based compensation	32,772	26,674	25,820
Loss on disposal of fixed assets	590	121	8
Benefit from deferred taxes	(4,866)	(22,632)	(32,811)
Losses (gains) on foreign exchange derivative contracts, net	415	(3,529)	(3,519)
(Gains) losses from equity method investments, net	(1,223)	29	(1,552)
Tax expense related to share-based compensation	1,764	2,042	5,577
Writedown of investments in unconsolidated businesses	8,829	—	—
Fair value mark-to-market on future purchase commitment(1)	(6,941)	(200)	—
Gain on remeasurement of previously held equity interest	—	(3,695)	—
Other non-cash charges, net(1)	(617)	(358)	(462)
(Increase) decrease in operating assets:
Cash segregated under federal and other regulations	12,171	(16,841)	—
Deposits with clearing organizations	(7,040)	2,746	(2,573)
Commissions receivable	7,847	4,222	20,912
Receivables from brokers, dealers and clearing organizations	25,902	(58,862)	61,924
Other assets(1)	(44,956)	(34,368)	7,205
Increase (decrease) in operating liabilities:
Accrued compensation	14,554	6,069	(29,575)
Accounts payable and accrued expenses	(8,125)	(10,473)	(2,612)
Payables to brokers, dealers and clearing organizations	(82,889)	104,287	(36,709)
Payables to clearing services customers	(5,044)	9,345	—
Other liabilities	(10,553)	5,362	(10,461)

Cash provided by operating activities	4,579	96,106	113,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired, and purchases of intangible and other assets	(3,300)	(28,655)	—
Issuance of notes receivable	(4,953)	(800)	(1,000)
Proceeds from notes receivable	882	1,000	—
Proceeds from other investments	1,062	662	4,808
Purchases of other investments	(11,300)	(24,647)	(2,158)
Purchase of property, equipment and leasehold improvements	(23,357)	(13,214)	(13,240)
Proceeds on foreign exchange derivative contracts	5,893	13,575	9,710
Payments on foreign exchange derivative contracts	(11,172)	(6,695)	(25,791)

Cash used in investing activities	(46,245)	(58,774)	(27,671)

(1)
The Company segregated the classification of Amortization of prepaid bonuses and forgivable loans and Fair value mark-to-market on future purchase commitment from Other assets and Other non-cash charges, net, respectively.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of short-term borrowings	(190,000)	(40,000)	(50,000)
Proceeds from short-term borrowings	55,000	60,000	—
Proceeds from long-term obligations	250,000	—	—
Repayment of long-term obligations	(60,000)	—	—
Purchases of treasury stock	(35,868)	(22,609)	(4,425)
Cash dividends paid	(24,180)	(54,658)	(23,583)
Payment of debt issuance costs	(8,891)	(2,719)	(831)
Proceeds from exercises of stock options	75	645	70
Cash paid for taxes on vested restricted stock units	(9,102)	(6,724)	(3,640)
Payment of contingent consideration liabilities	(1,693)	—	—
Tax expense related to share-based compensation	(1,764)	(2,042)	(5,577)

Cash used in financing activities	(26,423)	(68,107)	(87,986)

Effects of exchange rate changes on cash and cash equivalents	93	2,271	1,860
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(67,996)	(28,504)	4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	313,875	342,379	342,375

CASH AND CASH EQUIVALENTS, END OF PERIOD	$245,879	$313,875	$342,379

SUPPLEMENTAL DISCLOSURE:
Interest paid	$17,525	$11,391	$9,532
Cash paid for income taxes	$23,948	$23,998	$30,492
Cash received from income tax refunds	$8,539	$4,491	$5,796

Non-Cash Investing and Financing Activities:

        During 2011, the Company recorded a $1,084 debit to Additional paid in capital with respect to the cancellation of 276,625 shares of the Company's common stock in connection with the exchange of the Company's membership interest in an equity method investment for a convertible senior secured promissory note. During 2010, in connection with the business combinations described in Note 5, the Company recorded $20,604 within Other liabilities and recorded the following items within Stockholders' Equity: $20,088 related to the issuance of 3,492,095 shares of the Company's common stock and $15,558 related to 3,682,916 of contingently issuable shares of the Company's common stock. Additionally, the Company recorded $1,627 with respect to the issuance of 414,938 shares of the Company's common stock in connection with an equity method investment during 2010. During 2009, the Company recorded a contingent liability of $2,400 within Other liabilities in connection with a business combination.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comp. Income (loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2008, as previously reported	$1,195	$279,656	$(18,476)	$219,354	$(4,766)	$476,963	$—	$476,963
Restatement adjustment (Note 2)	—	—	—	5,279	(1,879)	3,400	—	3,400

Balance, December 31, 2008, as restated	$1,195	$279,656	$(18,476)	$224,633	$(6,645)	$480,363	$—	$480,363
Purchase of treasury stock	—	—	(4,425)	—	—	(4,425)	—	(4,425)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	14	70	—	—	—	84	—	84
Withholding of restricted stock units in satisfaction of tax requirements	—	(3,653)	—	—	—	(3,653)	—	(3,653)
Tax expense associated with share-based awards	—	(5,577)	—	—	—	(5,577)	—	(5,577)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,506	1,506	—	1,506
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	565	565	—	565
Dividends to stockholders	—	—	—	(23,583)	—	(23,583)	—	(23,583)
Share-based compensation	—	25,934	—	—	—	25,934	—	25,934
Net income	—	—	—	16,288	—	16,288	—	16,288

Balance, December 31, 2009, as restated	1,209	296,430	(22,901)	217,338	(4,574)	487,502	—	487,502
Purchase of treasury stock	—	—	(22,609)	—	—	(22,609)	—	(22,609)
Issuance of treasury stock	—	(2,077)	2,077	—	—	—	—	—
Common stock issued and issuable for acquisitions	57	37,214	—	—	—	37,271	—	37,271
Issuance of common stock for exercise of stock options and vesting of restricted stock units	21	624	—	—	—	645	—	645
Withholding of restricted stock units in satisfaction of tax requirements	—	(6,724)	—	—	—	(6,724)	—	(6,724)
Tax expense associated with share-based awards	—	(2,042)	—	—	—	(2,042)	—	(2,042)
Foreign currency translation adjustment, net of tax	—	—	—	—	2,123	2,123	70	2,193
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	183	183	—	183
Dividends to stockholders	—	—	—	(54,658)	—	(54,658)	—	(54,658)
Share-based compensation	—	26,805	—	—	—	26,805	—	26,805
Non-controlling interests from business acquisitions	—	—	—	—	—	—	737	737
Net income	—	—	—	25,615	—	25,615	304	25,919

Balance, December 31, 2010, as restated	1,287	350,230	(43,433)	188,295	(2,268)	494,111	1,111	495,222
Purchase of treasury stock	—	—	(35,868)	—	—	(35,868)	—	(35,868)
Issuance of treasury stock	—	(5,379)	5,382	—	—	3	—	3
Common stock issued (cancelled) in connection with an investment	1	(1,084)	—	—	—	(1,083)	—	(1,083)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	29	46	—	—	—	75	—	75
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,102)	—	—	—	(9,102)	—	(9,102)
Tax expense associated with share-based awards	—	(1,764)	—	—	—	(1,764)	—	(1,764)
Foreign currency translation adjustment, net of tax	—	—	—	—	(3,201)	(3,201)	(27)	(3,228)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1,486)	(1,486)	—	(1,486)
Dividends to stockholders	—	—	—	(24,180)	—	(24,180)	—	(24,180)
Share-based compensation	—	32,888	—	—	—	32,888	—	32,888
Net (loss) income	—	—	—	(3,181)	—	(3,181)	616	(2,565)

Balance, December 31, 2011	$1,317	$365,835	$(73,919)	$160,934	$(6,955)	$447,212	$1,700	$448,912

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

1. ORGANIZATION AND BUSINESS

        The Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, "GFI" or the "Company"). The Company, through its subsidiaries, provides brokerage services, clearing services, trading system software and market data and analytical software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company's principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd., GFI Korea Money Brokerage Limited, GFI Securities Nyon Sarl, Amerex Brokers LLC, Fenics Limited ("Fenics"), Trayport Limited ("Trayport"), and The Kyte Group Limited and Kyte Capital Management Limited (collectively "Kyte"). As of December 31, 2011, Jersey Partners, Inc. ("JPI") owned approximately 41% of the Company's outstanding shares of common stock. The Company's chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

        When the Company acquired Kyte on July 1, 2010, it determined that a certain investment in an unconsolidated affiliate should be accounted for under the cost method. During the second quarter of 2011, the Company concluded that this investment should have been accounted for under the equity method since the acquisition date. During the year ended December 31, 2011, the Company recorded $521 of pre-tax income, representing the Company's cumulative share of equity in earnings of the investment from the third and fourth quarters of 2010. Additionally, during the second quarter of 2011, the Company recorded an adjustment of $2,925 to its purchase price allocation for Kyte related to all pre-acquisition earnings in this investee not previously recognized by Kyte. The Company adjusted residual goodwill accordingly. See Note 5 for discussion of the adjustment to goodwill.

        Immaterial Restatement—During the fourth quarter of 2011, the Company completed an analysis of its tax assets and liabilities. As a result of that analysis, the Company determined that it had overstated its Provision for income taxes in certain years prior to December 31, 2008. As a result of this error, the Company has recorded the following corrections: (i) a $5,279 increase to beginning Retained earnings as of December 31, 2008, (ii) a $1,879 decrease to Foreign currency translation adjustment within beginning Accumulated other comprehensive loss as of December 31, 2008, (iii) a $3,400 increase to beginning Total equity as of December 31, 2008, (iv) a $2,780 increase to Deferred tax assets within Other assets as of December 31 2010, and (v) a $620 net decrease to Other liabilities as of

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2010 related primarily to Unrecognized tax benefits and Deferred tax liabilities. The Company has restated its Consolidated Statements of Changes in Stockholders' Equity as of December 31, 2008, 2009 and 2010 and its Consolidated Statement of Financial Condition as of December 31, 2010 to reflect these corrections.

        The Company concluded that its compliance with debt covenants would not have been affected by these adjustments and that the error was not material to its previously filed Consolidated Financial Statements.

        Accordingly, the Company has restated the accompanying Consolidated Financial Statements as of December 31, 2010 from amounts previously reported to correct the error by adjusting its Other assets, Other liabilities, Retained earnings and Accumulated other comprehensive loss as follows:

	December 31, 2010
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Financial Condition
Other assets	$162,840	$2,780	$165,620
Total Assets	1,271,024	2,780	1,273,804
Other liabilities	111,163	(620)	110,543
Total Liabilities	779,202	(620)	778,582
Retained earnings	183,016	5,279	188,295
Accumulated other comprehensive loss	(389)	(1,879)	(2,268)
Total Stockholders' Equity	490,711	3,400	494,111
Total Equity	491,822	3,400	495,222
Total Liabilities and Stockholders' Equity	1,271,024	2,780	1,273,804

        During the second quarter of 2011, the Company changed the name of its income statement line item "Equity in earnings of unconsolidated brokerage businesses" to "Equity in net earnings of unconsolidated businesses" in order to better describe the results included in this line item. In addition, certain amounts related to equity in net earnings of unconsolidated businesses totaling $489 and $1,574 for the years ended December 31, 2010 and 2009, respectively, were previously presented in the "Other expenses" line item in the Consolidated Statements of Operation. In order to enhance transparency in the presentation of the Consolidated Statements of Operations, these amounts have been reclassified to the "Equity in net earnings of unconsolidated businesses" line item.

        Interest income on short-term investments for the year ended December 31, 2009 totaling $1,043 was previously presented in a line item called "Interest income" and has been combined into "Other income" to conform with the current year's presentation.

        Consolidation Policies—The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, equity interests that are not owned by the Company are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Consolidated Statements of Operations, and the portion of the shareholders' equity of such subsidiaries is presented as

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Stockholders' Equity.

        Variable Interest Entities—The Company determines whether the Company holds any interests in entities deemed to be a variable interest entity ("VIE"). A VIE is an entity that either (i) has equity investors that lack certain essential characteristics of a controlling financial interest or (ii) does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of December 31, 2011, the Company holds variable interests in certain VIEs. One of these VIEs is consolidated as it is determined that the Company is the primary beneficiary. The remaining VIEs are not consolidated as it is determined that the Company is not the primary beneficiary. See Note 18 for disclosures on Variable Interest Entities.

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

        Commissions Receivable—Commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and other derivative brokerage transactions. In estimating the allowance for doubtful accounts, management considers the length of time receivables are past due and historical experience. In addition, if the Company is aware of a client's inability to meet its financial obligations, a specific provision for doubtful accounts is recorded in the amount of the estimated losses that will result from the inability of that client to meet its financial obligation. Commissions receivable are presented net of allowance for doubtful accounts of approximately $1,453 and $1,591 as of December 31, 2011 and 2010, respectively.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

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

        In accordance with ASC 350, goodwill and other indefinite lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite lived intangible assets for impairment on an annual basis as of November 1 of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount.

        Prior to the Company's annual goodwill impairment test, the Company early adopted Accounting Standards Update No. 2011-08 ("ASU 2011-08") "Intangibles—Goodwill and Other (Topic 350)." In accordance with the amended guidance prescribed by ASU 2011-08, the Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. After assessing qualitative factors, if the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then a two-step goodwill impairment test, prescribed by ASC 350, must be performed, whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit's book value. If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that reporting unit be written down to the value implied by the reporting unit's recent valuation and the estimated fair value of the assets and liabilities. Based on the Company's qualitative assessment for 2011, the Company performed a quantitative analysis for EMEA Brokerage and Clearing and Backed Trading in accordance with ASC 350. Based on the results of the annual impairment tests, no goodwill impairment was recognized during the years ended December 31, 2011 or 2010.

        For the reporting units where a quantitative analysis was performed, the primary valuation methods used by the Company to estimate the fair value of its reporting units are the income and market approach. In applying the income approach, projected cash flows available for distribution and the terminal value are discounted to present value to derive an indication of fair value of the business enterprise. The market approach compares the reporting unit to selected reasonably similar publicly-traded companies. Trading and transaction comparables are used as general indicators to assess the general reasonableness of the estimated fair values.

        Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. See Note 6 for further information.

        Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Consolidated Statements of Financial Condition. At December 31, 2011 and 2010, the Company had prepaid bonuses of $36,797 and $37,248, respectively. At December 31, 2011 and 2010, the Company had forgivable employee loans and advances to employees of $23,909 and $8,690, respectively. Amortization of prepaid bonuses and forgivable employee loans for the years ended December 31, 2011, 2010 and 2009 was $33,652, $25,707 and $60,489, respectively and is included within Compensation and employee benefits.

        Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity's operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). Significant influence generally exists when the Company owns 20% to 50% of the entity's common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. See Note 19 for further information. Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other ("ASC 325-10"). At December 31, 2011 and 2010, the Company had cost method investments of $4,059 and $3,116, respectively, included within Other assets. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

        The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments designated as available-for-sale that are owned by the Company's non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company's available-for-sale securities was $8,263 and $4,925 as of December 31, 2011 and 2010, respectively, included within Other assets.

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

        Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized in Other income. See Note 16 for further information.

        Derivative Financial Instruments—The Company enters into derivative transactions for a variety of reasons, including managing its exposure to risk arising from changes in foreign currency, facilitating

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

customer trading activities and, in certain instances, to engage in principal trading for the Company's own account. Derivative assets and liabilities are carried on the Consolidated Statements of Financial Condition at fair value, with changes in the fair value recognized in the Consolidated Statements of Operations. Contracts entered into to manage risk arising from changes in foreign currency are recognized in Other income and contracts entered into to facilitate customer transactions and principal trading are recognized in Principal transactions. Derivatives are reported on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements. See Note 17 for further information.

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

        Other Income—Included within Other income on the Company's Consolidated Statements of Operations are revaluations of foreign currency derivative contracts, realized and unrealized transaction

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

gains and losses on certain foreign currency denominated items and gains and losses on certain investments and interest income earned on short-term investments.

        Compensation and Employee Benefits—The Company's compensation and employee benefits have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of compensation and employee benefits. The Company may pay certain performance bonuses in restricted stock units ("RSUs"). The Company also may grant sign-on and retention bonuses for certain newly-hired or existing employees who agree to long-term employment agreements. These sign-on and retention bonuses are typically amortized using the straight-line method over the term of the respective agreements.

        In 2011 and 2009, the Company recorded a charge of $19,443 and $34,400, respectively, to Compensation and Employee Benefits that primarily related to severance costs and the restructuring of certain employment agreements. The Company experienced no similar charge in 2010.

        Share-Based Compensation—The Company's share-based compensation consists of stock options and RSUs. The Company accounts for share-based compensation in accordance with ASC 718 Compensation—Stock Compensation ("ASC 718"). This accounting guidance requires measurement of compensation expense for equity-based awards at fair value and recognition of compensation expense over the service period, net of estimated forfeitures. In all periods presented, the only share-based compensation issued by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company's common stock, measured as of the closing price on the date of grant. See Note 12 for further information.

        Income Taxes—In accordance with ASC 740, Income Taxes, the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax assets and liabilities is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Management applies the more likely than not criteria prior to recognizing a financial statement benefit for a tax position taken (or expected to be taken) in a tax return. The Company recognizes interest and/or penalties related to income tax matters in interest expense and other expense, respectively. See Note 9 for further information.

        Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company's policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

        Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders' equity. Net (losses) gains resulting from remeasurement of foreign currency transactions and balances for the years ended

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 31, 2011, 2010 and 2009 were $(220), $(6,770) and $3,767, respectively, and are included in Other income in the Consolidated Statement of Operations.

        Recent Accounting Pronouncements—In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements. ASU 2009-13 establishes the accounting and reporting guidance for arrangements with multiple-revenue generating activities. ASU 2009-13 addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting and provides a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 was effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material impact on the Company's Consolidated Financial Statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-14 ("ASU 2009-14") Software (Topic 985) Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 also provides additional guidance on how to determine which software, if any, relating to the tangible product would be excluded from software revenue recognition. ASU 2009-14 was effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-14 did not have a material impact on the Company's Consolidated Financial Statements.

        In January 2010, the FASB issued Accounting Standards Update No. 2010-06 ("ASU 2010-06") Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to Subtopic 820-10 that require new disclosures, including the amounts of and reasons for transfers in and out of Levels 1 and 2 fair value measurements and reporting activity in the reconciliation of Level 3 fair value measurements on a gross basis. ASU 2010-06 provides amendments that clarify existing disclosures regarding the level of disaggregation for providing fair value measurement disclosures for each class of assets and liabilities. In addition, it clarifies existing disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that are required for either Level 2 or Level 3. ASU 2010-06 was effective for interim and annual reporting periods ending after December 15, 2009 except for the disclosures about the roll forward of activity in Level 3 fair value measurements, which was effective for fiscal years beginning after December 31, 2010 and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company's Consolidated Financial Statements.

        In July 2010, the FASB issued Accounting Standards Update No. 2010-20 ("ASU 2010-20") Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. ASU 2010-20 requires disclosure of additional information to assist financial statement users in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. This ASU is effective for all public companies for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures relating to loan modifications, which were subsequently extended to interim and annual filings after June 15, 2011. The adoption of ASU 2010-20 did not have a material impact on the Company's Consolidated Financial Statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In May 2011, the FASB issued Accounting Standards Update No. 2011-04 ("ASU 2011-04") Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on the Company's Consolidated Financial Statements.

        In June 2011, the FASB issued Accounting Standards Update No. 2011-05 ("ASU 2011-05") Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard requires entities to report the components of comprehensive income in either in (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company's Consolidated Financial Statements.

        In September 2011, the FASB issued ASU 2011-08 which amends current guidance to allow entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary. If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed. The amendments in ASU 2011-08 are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted ASU 2011-08 effective the fourth quarter of 2011. The adoption of ASU 2011-08 did not have a material impact on the Company's Consolidated Financial Statements.

        In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position. The new disclosures are required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented. The Company is evaluating the effect of this guidance and does not expect the adoption of ASU 2011-11 to have a material impact on the Company's Consolidated Financial Statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

3. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

        Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	December 31,
	2011	2010
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$86,097	$138,534
Receivable from clearing organizations and financial institutions	131,418	105,277
Net pending trades	394	—

Total	$217,909	$243,811

Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$87,254	$156,989
Payable to clearing organizations and financial institutions	2,275	797
Net pending trades	—	14,632

Total	$89,529	$172,418

        Substantially all fails to deliver and fails to receive balances at December 31, 2011 and 2010 have subsequently settled at the contracted amounts.

        In addition to the balances above, the Company had Payables to clearing services customers of $120,909 and $125,968 at December 31, 2011 and 2010, respectively. These amounts represent cash payable to the Company's clearing customers, which are held at the Company's third party clearing firms and are included within Receivables from brokers, dealers and clearing organizations.

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consist of the following:

	December 31,
	2011	2010
Software, including software development costs	$110,402	$96,658
Computer equipment	34,314	30,058
Leasehold improvements	37,925	37,590
Communications equipment	19,528	17,756
Furniture and fixtures	9,911	8,535
Automobiles	717	494

Total	212,797	191,091
Accumulated depreciation and amortization	(150,850)	(130,479)

Property, equipment and leasehold improvements less accumulated depreciation and amortization	$61,947	$60,612

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

        Depreciation and amortization expense on property, equipment and leasehold improvements for the years ended December 31, 2011, 2010 and 2009 was $21,476, $21,235 and $21,059, respectively.

5. ACQUISITIONS

Mortgage-Backed Security Brokerage Business

        On May 27, 2010, the Company completed the acquisition of a mortgage-backed security brokerage business for consideration of $5,095. The purchase price was comprised of 681,433 shares of the Company's common stock with a fair value of $4,095 and contingent consideration estimated at $1,000, which was previously recorded as a liability within Other liabilities. This contingent liability was remeasured to fair value at each reporting date until the targets for this contingent liability were achieved in the second quarter of 2011, which resulted in a payment of $1,000. This acquisition was accounted for as a business combination under the acquisition method. Assets acquired were recorded at fair value and the results of the acquired company have been included within the Consolidated Financial Statements since the acquisition. The purchase price was allocated among tangible and intangible assets as follows: fixed assets of $15, customer relationships of $1,700 with an estimated useful life of 6 years, non-compete agreements of $340 with an estimated useful life of 3.3 years and goodwill of $3,040. The weighted average amortization for the intangible assets is 5.6 years.

The Kyte Group Limited and Kyte Capital Management Limited

        On July 1, 2010, the Company acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited (collectively "Kyte"). The Company will acquire the residual 30% equity interest in Kyte for an additional cash payment to be made in or about the third quarter of 2013 in an amount to be determined pursuant to a formula based on Kyte's post-acquisition earnings. Kyte has been included in the Consolidated Financial Statements as a wholly-owned subsidiary since the acquisition date, with a liability recorded for the future payment to be made in 2013. Included as part of the purchase price is £5,000 (or approximately $7,592) that was deposited into an escrow account with a third-party escrow agent and 1,339,158 contingently issuable shares of the Company's common stock, all of which will be delivered to the selling shareholders of Kyte upon the satisfaction of certain conditions related to one of Kyte's investments in a third party.

        Kyte, which is a member of several exchanges, including NYSE Euronext, NYSE LIFFE and Eurex, provides clearing, brokerage, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. Kyte provides capital to select start-up trading groups, small hedge funds, market-makers and individual traders. As part of the purchase agreement, over the period from initial acquisition to when the Company will acquire the residual 30% equity interest in Kyte, the Company agreed to make up to £20,000 available to Kyte Capital Management Limited for investments in new trading entities subject to certain approvals. The Company acquired Kyte because of its expertise in listed derivative markets, its risk management platforms and its unique clearing, broking

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

5. ACQUISITIONS (Continued)

and investment services business model. The cash portion of the purchase price of the transaction was financed from the Company's internal cash resources. The purchase price consisted of the following:

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

        The future purchase commitment requires the Company to pay an additional cash payment based on the performance of Kyte during the three year period ending June 30, 2013. The Company elected the fair value option for this purchase commitment as of the date of acquisition and determined the fair value using the income approach. Subsequent changes in the fair value of the future purchase commitment are recorded in Other income in the Consolidated Statements of Operations. The fair value of the future purchase commitment at the acquisition date was $19,264 which assumed a 17.7% discount rate and was recorded as a liability within Other liabilities. In applying the income approach, the Company used forecasted financial information for Kyte for the remaining three year period ending June 30, 2013.

        The fair value of the future purchase commitment and the discount rate used in its estimated fair value as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Fair Value of Future Purchase Commitment (included within Other liabilities)	$12,562	$19,604
Discount Rate	16.0%	17.7%

        The amount of the future purchase commitment accrued in the Consolidated Statements of Financial Condition at December 31, 2011 decreased from December 31, 2010, primarily due to differences between initial forecasts and actual results since the acquisition, as well as changes to the forecasted performance for Kyte for the remaining period ending June 30, 2013. From the acquisition date on July 1, 2010 through December 31, 2010, the amount accrued in the Consolidated Statements of Financial Condition increased due to an increase in the net present value of the liability due to the passage of time and foreign currency translation, offset by differences between initial forecasts and actual results since the acquisition, as well as changes to the forecasted performance of Kyte for the remaining period ending June 30, 2013.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

5. ACQUISITIONS (Continued)

        This acquisition was accounted for as a business combination under the acquisition method. Assets acquired and liabilities assumed were recorded at their fair values as of July 1, 2010. Management determined the fair value of the identifiable intangible assets acquired utilizing an independent valuation performed by a third-party specialist. The purchase price allocation, as presented below, was translated into U.S. dollars based on the foreign exchange rate on July 1, 2010:

		Useful Life
Assets:
Cash and cash equivalents	$21,488
Cash segregated under federal and other regulations	8,086
Deposits with clearing organizations	16,734
Commissions receivable	19,035
Receivables from brokers, dealers and clearing organizations	94,849
Intangible assets subject to amortization:
Customer relationships	14,485	6 Years
Trade name	1,020	10 Years
Internally developed software	3,170	3 Years
Non-compete agreements	211	5 Years
Goodwill(1)(2)	39,736
Other assets(1)(2)	21,152

Total assets acquired	239,966

Liabilities and non-controlling interests:
Accounts payable and accrued expenses	24,925
Payables to clearing services customers	116,623
Other liabilities(3)	13,758
Non-controlling interests	737

Total liabilities and non-controlling interests assumed	156,043

Net assets acquired	$83,923

(1)
During the fourth quarter of 2010, the Company recorded an adjustment to its purchase price allocation for Kyte in the amount of $4,928 in Other assets for a receivable related to one of Kyte's investments in a third party. The Company recognized this adjustment based on additional information which supported the collectability of the receivable with the third party. The Company adjusted residual goodwill accordingly.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

5. ACQUISITIONS (Continued)

(3)
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

        In connection with the Kyte acquisition, the Company recognized $2,498 of acquisition related costs that are included in Professional fees and Other expenses in its Consolidated Statements of Operations for the year ended December 31, 2010.

        The amounts of revenue and net loss of Kyte included in the Company's Consolidated Statement of Operations from the July 1, 2010 acquisition date to the period ending December 31, 2010 were as follows:

Revenue	$52,343

Net loss	$(2,494)

Fixed Income Brokerage Business

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

        The cash paid at closing and as additional consideration was financed from the Company's internal cash resources.

        The fair value of the 2,343,758 common shares issued was determined using the closing market price of the Company's common shares on November 1, 2010 and applying a discount to that price due to certain restrictions on the issued shares over a 2.5 and 5 year period from the date of acquisition. The Company utilized a third party valuation firm to assist management in the determination of an

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

5. ACQUISITIONS (Continued)

appropriate discount rate based on the results of various quantitative methods under the assumption that there is a discount in the value of a company's stock that is and is not marketable. These methods are commonly used valuation practices.

        This acquisition was accounted for as a business combination achieved in stages under the acquisition method. Prior to the acquisition date, the Company accounted for its 33% interest in the business as an equity method investment. The acquisition date fair value of the previous equity interest was $7,677 and is included in the measurement of the total fair value of the business. The Company recognized a gain of $3,695 as a result of remeasuring its prior equity interest in the business held before the business combination. The gain is included in the line item "Other income" in the Company's Consolidated Statement of Operations for the year ended December 31, 2010.

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

        In connection with the acquisition, the Company recognized $299 of acquisition related costs that are included in Professional fees and Other expenses in its Consolidated Statement of Operations for

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

5. ACQUISITIONS (Continued)

the year ended December 31, 2010. The Company also recognized compensation expense of $1,597 related to the renegotiation of certain employment agreements in connection with the acquisition. The expense is included in its Consolidated Statement of Operations for the year ended December 31, 2010 in Compensation and employee benefits.

        The amounts of revenue and net income of the business included in the Company's Consolidated Statement of Operations from the November 1, 2010 acquisition date to the period ending December 31, 2010 are as follows:

Revenue	$2,986

Net income(1)	$442

(1)
Does not include the one-time expense of $1,597 related to the renegotiation of certain employment agreements in connection with the acquisition.

6. GOODWILL AND INTANGIBLE ASSETS

        Goodwill—Changes in the carrying amount of the Company's goodwill for the years ended December 31, 2011 and 2010 were as follows:

	December 31, 2010	Goodwill acquired	Adjustments(1)	Foreign currency translation	December 31, 2011
Goodwill
Americas Brokerage	$83,289	$—	$—	$—	$83,289
EMEA Brokerage	13,895	—	—	(44)	13,851
Asia Brokerage	—	—	—	—	—
Clearing and Backed Trading	42,413	—	(1,546)	(192)	40,675
All Other	128,691	—	—	—	128,691

	$268,288	$—	$(1,546)	$(236)	$266,506

(1)
During the second quarter of 2011, the Company recorded adjustments to its purchase price allocation for Kyte in the net amount of $1,546.

	December 31, 2009	Goodwill acquired	Adjustments	Foreign currency translation	December 31, 2010
Goodwill
Americas Brokerage	$80,249	$3,040	$—	$—	$83,289
EMEA Brokerage	1,818	12,419	—	(342)	13,895
Asia Brokerage	—	—	—	—	—
Clearing and Backed Trading	—	41,282	—	1,131	42,413
All Other	128,691	—	—	—	128,691

	$210,758	$56,741	$—	$789	$268,288

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company's goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. As discussed in Note 2, based on the results of the annual impairment tests, no goodwill impairment was recognized during the years ended December 31, 2011 or 2010.

        Intangible Assets—Intangible assets consisted of the following:

	December 31, 2011			December 31, 2010
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$77,151	$27,606	$49,545	$76,951	$18,165	$58,786
Trade names	8,951	5,719	3,232	8,951	4,866	4,085
Core technology	6,400	4,777	1,623	6,400	3,686	2,714
Non compete agreements	3,874	3,463	411	3,874	3,048	826
Favorable lease agreements	620	420	200	620	340	280
Patents	3,131	225	2,906	31	16	15
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110

Total	$100,237	42,210	$58,027	$96,937	$30,121	$66,816

        In July 2011, the Company completed an asset purchase of certain patents from a third party for consideration in the amount of $3,100. The patents have a weighted-average useful life of approximately 6 years.

        Amortization expense for the years ending December 31, 2011, 2010 and 2009 was $12,190, $7,815 and $5,465, respectively.

        At December 31, 2011, expected amortization expense for the definite lived intangible assets is as follows:

2012	$11,107
2013	9,123
2014	8,398
2015	8,303
2016	6,351
Thereafter	14,635

Total	$57,917

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

7. OTHER ASSETS AND OTHER LIABILITIES

        Other assets consisted of the following:

	December 31,
	2011	2010
Prepaid bonuses	$36,797	$37,248
Deferred tax assets(1)	47,617	39,751
Investments accounted for under the cost method and equity method	35,960	38,097
Forgivable employee loans and advances to employees	23,909	8,690
Software inventory, net	6,909	10,662
Financial instruments owned	6,864	5,665
Deferred financing fees on 8.375% Senior Notes	8,552	—
Other(1)	32,061	25,507

Total Other assets(1)	$198,669	$165,620

(1)
Restated to reflect immaterial restatement. See Note 2 for further information.

        On February 28, 2010, the Company purchased a 40% interest in the outstanding membership interests of an independent brokerage firm with a proprietary trading platform. The aggregate purchase price was comprised of $10,000 in cash and 414,938 shares of the Company's common stock. The target retained $8,000 of the cash portion of the purchase price for working capital. Additionally, the Company committed to purchase the remaining membership interests in increments of 20% by the third quarter of 2013, subject to customary closing conditions. The purchase price for the remaining membership interests was to be paid in cash and established by a formula based on the target's future results of operations. On November 30, 2011, the purchase agreement was amended and the Company exchanged its membership interests in the target for a convertible senior secured promissory note (the "Note") due in 2016 with a face value of $14,059. At the Company's discretion, the Note may be converted into a 49% membership interest in the target. Upon the exchange of its membership interests, the Company recognized a loss of $4,094 for the difference between the book value of the membership interests and the fair value of the Note. The Company accounted for the Note as an available-for-sale security. As of December 31, 2011, the Note had a fair value of $5,362 recorded within Other assets in the Consolidated Statement of Financial Condition.

        On August 1, 2010, the Company purchased a 33% interest in the outstanding membership interests of an independent Commodity Futures Trading Commission ("CFTC") registered Futures Commission Merchant for $11,000 in cash. The firm is also a Foreign Exchange Dealer member of the National Futures Association and provides direct market access in certain foreign exchange markets. This investment is accounted for under the equity method. On October 28, 2011, the Company purchased an additional 5.5% interest in this entity for $1,100 in cash and continues to account for the investment under the equity method.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

7. OTHER ASSETS AND OTHER LIABILITIES (Continued)

        Other liabilities consisted of the following:

	December 31,
	2011	2010
Deferred revenues	$16,879	$15,962
Payroll related liabilities	16,364	14,750
Future purchase commitment and contingent consideration liabilities	13,681	22,415
Deferred tax liabilities(1)	14,962	12,234
Unrecognized tax benefits(1)	11,187	11,850
Financial instruments sold, not yet purchased	976	6,769
Other(1)	23,514	26,563

Total Other liabilities(1)	$97,563	$110,543

(1)
Restated to reflect immaterial restatement. See Note 2 for further information.

8. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

        The Company had outstanding Long-term obligations as of December 31, 2011 and 2010 as follows:

		December 31,
	Maturity Date	2011	2010
Long-term obligations:
8.375% Senior Notes	July 2018	$250,000	$—
7.17% Senior Notes	January 2013	—	59,743

Total Long-term obligations		$250,000	$59,743

8.375% Senior Notes

        In July 2011, the Company issued $250,000 in aggregate principal amount of 8.375% Senior Notes (the "8.375% Senior Notes") due 2018 in a private offering (the "Offering") to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended (the "Securities Act"). The notes were priced to investors at 100% of their principal amount, and mature in July 2018. Interest on these notes accrues at a rate of 8.375% per annum and is payable, commencing in January 2012, semi-annually in arrears on the 19th of January and July. Transaction costs of approximately $9,100 related to the 8.375% Senior Notes will be deferred and amortized over the term of the notes. On December 21, 2011, the Company completed an exchange offer for the 8.375% Senior Notes whereby it exchanged $250,000 in aggregate principal amount of the 8.375% Senior Notes for 8.375% Senior Notes that are registered under the Securities Act. At December 31, 2011, unamortized deferred financing fees related to the 8.375% Senior Notes of $8,552 were recorded within Other assets and the Company was in compliance with all applicable covenants.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

8. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

7.17% Senior Notes

        In January 2008, pursuant to a note purchase agreement with certain institutional investors (the "2008 Note Purchase Agreement"), the Company issued $60,000 in aggregate principal amount of senior secured notes due in January 2013 (the "7.17% Senior Notes") in a private placement. In July 2011, the Company used $67,797 of the net proceeds from the Offering of the 8.375% Senior Notes to redeem all of its existing 7.17% Senior Notes due 2013, including all accrued and unpaid interest thereunder, and to pay all premiums and transaction expenses associated therewith. Prior to redemption, interest on the 7.17% Senior Notes accrued at a rate of 7.17% per annum and was payable semi-annually in arrears on the 30th of January and July and the Company's obligations under the 7.17% Senior Notes were secured by substantially all of the assets of the Company and certain assets of the Company's subsidiaries. The 2008 Note Purchase Agreement contained covenants with which the Company was required to comply, including among others, maintenance of certain financial ratios and restrictions on additional indebtedness, liens and dispositions. At December 31, 2010, the 7.17% Senior Notes were recorded net of unamortized deferred financing fees of $257 and the Company was in compliance with all applicable covenants.

Credit Agreement

        In December 2010, the Company entered into a second amended and restated credit agreement (as amended and restated, the "Credit Agreement") with Bank of America, N.A. and certain other lenders. The Credit Agreement matures on December 20, 2013 and provides for maximum borrowings of up to $129,500, which includes up to $50,000 for letters of credit. Revolving loans may be either base rate loans or Eurocurrency rate loans. Eurocurrency rate loans bear interest at the annualized rate of one-month LIBOR plus the application margin, letter of credit fees per annum are equal to the applicable margin times the outstanding amount drawn under such letter of credit and base rate loans bear interest at a rate per annum equal to a prime rate plus the applicable margin in effect for that interest period. As long as no default has occurred under the Credit Agreement, the applicable margin for both the base rate and Eurocurrency rate loans is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement.

        In July 2011, the Company used $135,319 of the net proceeds from the Offering of the 8.375% Senior Notes to repay all then outstanding amounts under the Credit Agreement, including accrued and unpaid interest.

        As a result of the Offering, the available borrowing capacity under the Credit Agreement decreased from $200,000 to approximately $129,500. Pursuant to the terms of the Credit Agreement, following the redemption of the 7.17% Senior Notes, the lenders released all of the security supporting the Credit Agreement and the Company is no longer required to secure amounts outstanding under the Credit Agreement with any of its assets or the assets of the Company's subsidiaries.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

8. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS (Continued)

        The Company had outstanding borrowings under its Credit Agreement as of December 31, 2011 and 2010 as follows:

	December 31,
	2011	2010
Loans Available(1)	$129,500	$200,000
Loans Outstanding	$—	$135,000

(1)
Amounts available include up to $50,000 for letters of credit as of December 31, 2011 and December 31, 2010.

        The Company's commitments for outstanding letters of credit relate to potential collateral requirements associated with its matched principal business. Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

        The weighted average interest rate of outstanding loans under the Credit Agreement was 3.06% for the year ended December 31, 2010. At December 31, 2011 and 2010, unamortized deferred financing fees related to the Credit Agreement were $1,738 and $2,297, respectively.

        The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2011 and 2010.

9. INCOME TAXES

        The provision for income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009
Current provision (benefit):
Federal	$(7,001)	$5,501	$5,505
Foreign	13,935	22,256	27,592
State and local	579	759	6,696

Total current provision	7,513	28,516	39,793
Deferred (benefit) provision:
Federal	(3,681)	(20,505)	(18,400)
Foreign	(1,749)	1,987	(3,480)
State and local	564	(4,114)	(10,931)

Total deferred (benefit)	(4,866)	(22,632)	(32,811)

Total provision for income taxes	$2,647	$5,884	$6,982

        The Company had pre-tax income from foreign operations of $37,589, $81,768 and $70,990 for the years ended December 31, 2011, 2010 and 2009, respectively. Pre-tax (loss) from domestic operations

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. INCOME TAXES (Continued)

was $(37,507), $(49,965) and ($47,718) for the years ended December 31, 2011, 2010 and 2009, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's gross deferred tax assets and liabilities are set forth below:

	As of December 31, 2011	As of December 31, 2010
		As Previously Reported	Adjustment	As Restated
Deferred tax assets:
Share-based compensation	$19,246	$11,431	$—	$11,431
Net operating loss carryforwards	40,391	31,287	2,870	34,157
Foreign deferred items	3,398	5,218	4,573	9,791
Unrealized loss on currency hedging	—	806	(806)	—
Foreign tax credits	1,192	1,192	—	1,192
General business credit	3,020	2,724	—	2,724
Liability reserves	5,274	4,964	—	4,964
Prepaid expenses	4,076	8,677	—	8,677
Other, net	2,994	2,043	646	2,689
Valuation allowance	(15,677)	(7,424)	(2,878)	(10,302)

Total deferred tax assets	$63,914	$60,918	$4,405	$65,323
Deferred tax liabilities:
Depreciation and amortization	$(10,009)	$(15,851)	$1,902	$(13,949)
Intangible amortization	(20,940)	(22,016)	(671)	(22,687)
Prepaid bonuses	(310)	(781)	(389)	(1,170)

Total deferred tax liabilities	$(31,259)	$(38,648)	$842	$(37,806)

Net deferred tax assets	$32,655	$22,270	$5,247	$27,517

        As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2011 and 2010 that arose directly from tax deductions related to equity compensation in excess of compensation expense recognized for financial reporting purposes. Stockholders' Equity will be increased by $1,102 when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

        During the fourth quarter of 2011, the Company completed an analysis of its tax assets and liabilities. As a result of that analysis, the Company determined that it had overstated its provision for income taxes in certain prior years, and has restated those balances accordingly. See Note 2 for additional information.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. INCOME TAXES (Continued)

        Cumulative undistributed earnings of foreign subsidiaries were approximately $311,056 at December 31, 2011. U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. However, we consider the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Determination of the amount of any unrecognized deferred income tax liability is not practicable because of the complexities of the hypothetical calculation. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

        The deferred tax assets relating to foreign deferred items listed above consist primarily of depreciation and amortization, deferred compensation and unpaid intra-group royalties and interest. The valuation allowance relates primarily to the inability to utilize net operating losses and foreign tax credits in various tax jurisdictions. At December 31, 2011, the Company established a valuation allowance for the current year's state and local net operating loss, to the extent that it is more likely than not unrealizable. The Company had U.S. federal net operating loss carryforwards of $57,337, U.S. state and local net operating loss carryforwards of $101,072 and foreign net operating loss carryforwards of $48,051. The U.S. amounts are subject to annual limitations on utilization and will begin to expire in 2018. The foreign amounts are subject to annual limitations on utilization and will generally begin to expire in 2012. Further, the Company has $1,192 of foreign tax credit carryforwards at December 31, 2011 that will begin to expire in 2012. The Company continues to monitor the realizability of these losses and believes it is more likely than not that the tax benefits associated with these losses will be realized to the extent a valuation allowance has not been established. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

  •
  future reversals of existing taxable temporary differences;

  •
  future taxable income exclusive of reversing temporary differences and carryforwards;

  •
  taxable income in prior carryback years; and

  •
  tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence, including, but not limited to, the following:

  •
  the nature, frequency, and severity of any recent losses;

  •
  the duration of statutory carryforward periods;

  •
  historical experience with tax attributes expiring unused; and

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. INCOME TAXES (Continued)

  •
  the Company's estimated near- and medium-term financial outlook.

        In making the determination of the realizability of these deferred tax assets we have identified certain prudent and feasible tax planning strategies that we will implement unless the need to do so is eliminated in the future. However, this determination is a judgment and could be impacted by further market fluctuations.

        The corporate statutory U.S. federal tax rate was 35.0% for the three years presented. A reconciliation of the Company's provision for income tax and the statutory tax rate is as follows:

	December 31,
	2011	2010	2009
Federal income tax provision (benefit) at statutory rate	$29	$11,131	$8,145
U.S. state and local income taxes, net of federal tax benefit	(1,951)	(2,353)	(2,738)
U.S. state and local valuation allowance	3,094	—	—
Foreign operations	(992)	(5,436)	(856)
Non-deductible expenses	1,991	2,045	1,776
General business credit	(464)	(402)	(490)
(Decreases) increases in unrecognized tax benefits, net	(663)	1,077	1,190
Net adjustment related to the reconciliation of income tax provision (benefit) accruals to tax returns	1,428	(357)	—
Tax-Exempt Income	—	(7)	(45)
Other	175	186	—

Provision for income taxes	$2,647	$5,884	$6,982

        Income tax expense of approximately $1,764, $2,042 and $5,577 from the exercise of stock options and the vesting of RSUs was recorded directly to additional paid-in capital in 2011, 2010 and 2009, respectively.

        Total unrecognized tax benefits (net of the federal benefit on state tax positions) as of December 31, 2011 were approximately $12,021, including interest of $834, all of which could affect the effective income tax rate in future periods. A liability for an unrecognized tax benefit of $2,493 relating to years prior to 2009 had been classified as taxes payable and was previously omitted from the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. INCOME TAXES (Continued)

reconciliation below. The reclassification of this amount did not cause the balance sheet to be restated. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability for Unrecognized Tax Benefits
Unrecognized tax benefits balance at December 31, 2008, as previously reported	$7,156
Unrecognized tax benefits balance, as previously reported in taxes payable	2,493

Unrecognized tax benefits balance at December 31, 2008	$9,649
Gross increases—current period tax positions	2,077
Lapse of statute of limitations	(953)

Unrecognized tax benefits balance at December 31, 2009	$10,773
Gross increases—current period tax positions	1,076
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2010	$11,849
Gross increases—current period tax positions	—
Lapse of statute of limitations	(662)

Unrecognized tax benefits balance at December 31, 2011	$11,187

        The Company is under continuous examination by the Internal Revenue Service (the "IRS") and other tax authorities in certain countries, such as the U.K., and states in which the Company has significant business operations, such as New York. The Company is currently under examination by the IRS as a result of net operating loss carryback covering tax years 2004 - 2009. Also, the Company is currently at various levels of field examination with respect to audits with the New York State and New York City, for tax years 2006 - 2008. The Company has substantially concluded all U.S. federal, state and local income tax matters for years prior to 2004.

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

        The Company believes that the resolution of tax matters will not have a material effect on the consolidated statements of financial condition of the Company, although a resolution could have a material impact on the Company's consolidated statements of income for a particular future period and on the Company's effective income tax rate for any period in which such resolution occurs. The Company has established a liability for unrecognized tax benefits that the Company believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

9. INCOME TAXES (Continued)

        The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2011 and 2010, the Company had approximately $834 and $153 of accrued interest related to uncertain tax positions, respectively.

10. STOCKHOLDERS' EQUITY

Shares of Common Stock
Authorized (at December 31, 2011)	400,000,000
Outstanding:
December 31, 2009	118,426,573
December 31, 2010	122,125,491
December 31, 2011	117,524,638
Par value per share	$0.01

Share Issuance

        During 2011 and 2010, the Company issued 3,142,758 and 2,125,632 shares of common stock, respectively, in connection with the exercise of stock options and vesting of RSUs. The Company received total cash proceeds of $75 and $645 in 2011 and 2010, respectively, in connection with the exercise of stock options. In 2011, in connection with an investment, the Company issued 138,313 shares of common stock as part of the purchase price. In 2010, in connection with various acquisitions, the Company issued 5,835,853 shares of common stock in the aggregate as part of the purchase price of such acquisitions. See Note 5 to the Consolidated Financial Statements for further information related to these acquisitions.

Common Stock

        Each holder of the Company's common stock is entitled to one vote per share on all matters submitted to a vote of stockholders. Subject to the rights of holders of the Company's preferred stock, if any, the holders of shares of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors.

        On each of March 31, May 31, August 31 and November 30, 2011, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $6,100, $6,205, $5,955 and $5,920, respectively. On December 30, 2010, the Company paid a special cash dividend of $0.25 per share, which, based on the number of shares outstanding on the record date for such dividend, totaled $30,488. On each of March 29, May 28, August 31, and November 30, 2010, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,928, $5,956, $6,088 and $6,198, respectively.

Preferred Stock

        As of December 31, 2011 and 2010, the Company had one class of preferred stock with 5,000,000 shares authorized and none issued.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

10. STOCKHOLDERS' EQUITY (Continued)

Treasury Stock

        In August 2007, the Company's Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company's common stock on the open market in such amounts as determined by the Company's management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the year ended December 31, 2011, the Company repurchased 5,650,000 shares of its common stock on the open market at an average price of $4.55 per share and for a total cost of $25,868, including sales commissions. During the year ended December 31, 2010, the Company repurchased 3,062,567 shares of its common stock on the open market at an average price of $5.39 per share and for a total cost of $16,609, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Consolidated Statements of Financial Condition.

        On November 15, 2011, the Company entered into a stock purchase agreement with Michael Gooch and JPI pursuant to which the Company purchased 1,053,746 and 1,163,548 shares of the Company's common stock held by Michael Gooch and JPI, respectively, for an aggregate purchase price of $10,000. The purchase price was calculated based on the $4.51 per share closing price of the Company's common stock on the New York Stock Exchange Euronext on November 15, 2011. On December 9, 2010, the Company and JPI entered into a stock purchase agreement pursuant to which GFI purchased 1,200,000 shares of the Company's common stock held by JPI for an aggregate purchase price of $6,000. The purchase price was calculated based on the $5.00 per share closing price of the Company's common stock on the New York Stock Exchange Euronext on December 8, 2010. The review and approval of these stock purchase agreements was delegated by the Company's Board of Directors to its Audit Committee, comprised of solely independent directors, which approved such stock purchase agreements. These repurchased shares were recorded at cost as treasury stock in the Consolidated Statements of Financial Condition.

11. (LOSS) EARNINGS PER SHARE

        Basic (loss) earnings per share for common stock is calculated by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the sum of: (i) the weighted average number of shares outstanding, (ii) outstanding stock options and RSUs (using the "treasury stock" method when the impact of such options and RSUs would be dilutive), and (iii) any contingently issuable shares when dilutive.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

11. (LOSS) EARNINGS PER SHARE (Continued)

        Basic and diluted (loss) earnings per share for the years ended December 31, 2011, 2010 and 2009 were as follows:

	December 31,
	2011	2010	2009
Basic (loss) earnings per share
GFI's net (loss) income	$(3,181)	$25,615	$16,288

Weighted average common shares outstanding	118,334,995	120,275,918	118,178,493

Basic (loss) earnings per share	$(0.03)	$0.21	$0.14

Diluted (loss) earnings per share
GFI's net (loss) income	$(3,181)	$25,615	$16,288
Weighted average common shares outstanding	118,334,995	120,275,918	118,178,493
Effect of dilutive options, RSUs, restricted stock, and other contingently issuable shares(1)	—	5,246,210	3,398,274

Weighted average shares outstanding and common stock equivalents	118,334,995	125,522,128	121,576,767

Diluted (loss) earnings per share	$(0.03)	$0.20	$0.13

(1)
Potential common shares related to 4,191,049 RSUs, 146,257 options, and 3,936,047 contingently issuable shares were excluded from the computation of diluted loss per share for the year ended December 31, 2011 as a result of the net loss for the respective period.

        Excluded from the computation of diluted (loss) earnings per share because their effect would be anti-dilutive were the following: 2,437,984 RSUs and 96,752 options for the year ended December 31, 2011; 1,643,217 RSUs and 56,033 options for the year ended December 31, 2010; and 2,065,724 RSUs and 59,033 options for the year ended December 31, 2009.

12. SHARE-BASED COMPENSATION

        The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company's stockholders on June 11, 2008 (as amended, the "2008 Equity Incentive Plan"). The 2008 Equity Incentive Plan was subsequently amended at each of the Company's annual stockholders meetings since the Plan was initially approved in order to increase the number of shares of common stock available for grant under the Plan. Prior to June 11, 2008, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the "2004 Equity Incentive Plan").

        The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, RSUs and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of December 31, 2011, there were 9,539,374 shares of common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. SHARE-BASED COMPENSATION (Continued)

Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

        The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2008	3,961,310	$12.95
Granted	8,423,013	4.04
Vested	(1,934,751)	13.09
Cancelled	(241,387)	13.00

Outstanding December 31, 2009	10,208,185	5.57
Granted	8,128,286	5.50
Vested	(3,075,790)	7.46
Cancelled	(715,544)	5.50

Outstanding December 31, 2010	14,545,137	5.14
Granted	9,250,544	4.74
Vested	(5,095,883)	5.38
Cancelled	(742,072)	5.69

Outstanding December 31, 2011	17,957,726	$4.84

        The weighted average fair value of RSUs granted during 2011 was $4.74 per unit, compared with $5.50 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Compensation expense	$32,772	$26,674	$25,820
Income tax benefits	$11,011	$4,926	$7,746

        The Company has modified the vesting terms of RSU grants for certain employees in connection with the execution of new employment agreements or the termination of employment. As a result of these modifications, the Company recorded incremental compensation expense totaling $2,210, $66 and $708 during 2011, 2010, and 2009, respectively.

        At December 31, 2011, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $61,905 and is expected to be recognized over a weighted-average period of 1.92 years. The total fair value of RSUs that vested during the years ended December 31, 2011, 2010 and 2009 was $27,407, $22,950 and $25,326, respectively.

        As of December 31, 2011, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the "GFI Group 2002 Plan") and the GFInet Inc. 2000 Stock Option

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

12. SHARE-BASED COMPENSATION (Continued)

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

        A summary of stock option transactions is as follows:

	GFI Group 2002 Plan			GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding December 31, 2008	651,648	$3.32		324,408	$3.17
Exercised	(10,212)	4.31		(10,836)	2.52

Outstanding December 31, 2009	641,436	3.31		313,572	3.19
Exercised	(30,420)	2.97		(205,960)	2.69
Cancelled	(4,212)	2.97		(11,364)	5.68

Outstanding December 31, 2010	606,804	3.33		96,248	3.95
Exercised	(4,212)	2.97		(23,884)	2.62
Cancelled	(16,844)	5.25		—	—
Expired	—	—		(55,520)	4.82

Outstanding December 31, 2011	585,748	$3.28	2.13	16,844	$2.97	1.99

Exercisable at December 31, 2011	585,748	$3.28	2.13	16,844	$2.97	1.99

        As of December 31, 2011, 2010, and 2009, there was no unrecognized compensation cost related to stock options.

        The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $52, $661 and $58, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at December 31, 2011 was $604.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has non-cancelable operating leases, principally for office space, that expire on various dates through 2027. At December 31, 2011, the future minimum rental commitments under such leases are as follows:

2012	$14,454
2013	13,171
2014	11,260
2015	10,633
2016	9,623
Thereafter	89,675

Total	$148,816

        Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. In addition, certain of the Company's leases grant a free rent period, which is amortized over the lease term. The accompanying Consolidated Statements of Operations reflect all rent expense on a straight-line basis over the term of the leases. Rent expense under the leases for the years ended December 31, 2011, 2010 and 2009 was $15,252, $13,797 and $13,114, respectively.

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

        Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of December 31, 2011, the Company had total purchase commitments for market data of approximately $25,445, with $19,118 due within the next twelve months and $6,327 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $3,225 primarily related to network implementations in the U.S. and U.K., and $1,096 primarily related to hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $998 and fees for hosting and software licensing agreements of approximately $684 are due within the next twelve months.

        In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte's earnings, such payment to be made following June 30, 2013. See Note 5 to the Consolidated Financial Statements for further information.

        Contingencies—In the normal course of business, the Company and certain subsidiaries included in the consolidated financial statements are, and have been in the past, named as defendants in various lawsuits and proceedings and are, and have been in the past, involved in certain regulatory examinations. Additional actions, investigations or proceedings may be brought from time to time in

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In October 2010, the staff of the Market Regulation Department of the Financial Industry Regulatory Authority Inc. ("FINRA") (the "Staff") commenced a disciplinary proceeding by filing a complaint against GFI Securities LLC and four of its former employees in connection with allegedly improper communications in 2005 and 2006 between certain of these former employees and those at other interdealer brokerage firms. All of the former employees of GFI Securities LLC who were named in the complaint resigned in April 2008 to become employed by affiliates of Compagnie Financiere Tradition. None of the Company's current employees were named in the complaint. In February 2012, GFI Securities LLC reached an agreement with FINRA to settle this matter pursuant to which GFI Securities LLC will be censured and will pay a fine for violations of FINRA rule 2110, interpretive material 2110-5 and FINRA rule 3010. The amount of the fine will not have a material adverse impact on the Company's financial position or results of operations.

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

        Guarantees—The Company, through its subsidiaries, is a member of certain exchanges and clearing houses. Under the membership agreements, members are generally required to guarantee certain obligations. To mitigate the performance risks of its members, the exchanges and clearing houses may,

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

14. RETIREMENT PLANS

        In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable laws of the Internal Revenue Code. It is available to all eligible U.S. employees as stated in the plan document and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the statutory limit. The Company did not make any contributions to the plan for the years ended December 31, 2011, 2010 or 2009.

        In the U.K. the Company has established two defined contribution plans pursuant to the applicable laws in the U.K. Employees of the Company's U.K. subsidiaries may voluntarily designate a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The GFI Group Personal Pension Plans are open to all U.K. employees after the completion of three months of employment. The Company has made aggregate contributions of $1,461, $1,316 and $1,215 in 2011, 2010 and 2009, respectively, for the GFI Group Personal Pension Plans recorded in compensation and employee benefits.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. MARKET AND CREDIT RISKS (Continued)

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

Credit Risk

        Credit risk arises from potential non-performance by counterparties of our matched principal business, as well as from nonpayment of commissions by customers of our agency brokerage business. The Company also has credit and counterparty risk in certain situations where it provides clearing and execution services. The Company provides agency clearing services through its relationships with general clearing member firms and/or exchanges. In these instances, the Company's accounts at such institutions are used, in its name, to provide access to clearing services for its customers. Credit risk arises from the possibility that the Company may suffer losses due to the failure of its customers or other counterparties to satisfy their financial obligations to the Company or in a timely manner.

        The Company has established policies and procedures to manage its exposure to credit risk. The Company maintains a thorough credit approval process to limit its exposure to counterparty risk and employ stringent monitoring to control the market and counterparty risk from its matched principal business. The Company's brokers may only execute transactions for clients that have been approved by the Company's credit committee following review by the Company's credit department. The Company's credit approval process includes verification of key financial information and operating data and anti-money laundering verification checks. The Company's credit review process may include consideration of independent credit agency reports and a visit to the entity's premises, if necessary. The Company has developed and utilizes a proprietary, electronic credit risk monitoring system.

        Credit approval is granted by the Company's credit committee, which is comprised of senior management and representatives from its compliance, finance and legal departments. Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. The Company's credit risk department assists the credit committee in the review of any proposed counterparty by conducting diligence on such party and by continuing to review such counterparties for continued credit approval on at least an annual basis. These results are reviewed by the credit committee. Maintenance procedures include reviewing current audited financial

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

15. MARKET AND CREDIT RISKS (Continued)

statements and publicly available information on the client, collecting data from credit rating agencies where available and reviewing any changes in ownership, title or capital of the client. For the Company's agency business, the approval process includes the requisite anti-money laundering and know-your-customer verifications.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Certain of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following December 31, 2011, substantially all have settled at the contracted amounts. The Company's marketable equity securities are recorded at fair value based on their quoted market price. The Company's investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment. The Company's debt obligations are carried at historical amounts. The fair value of the Company's Short-term borrowings outstanding under the Credit Agreement approximated the carrying value at December 31, 2010. No such borrowings were outstanding at December 31, 2011.

        The fair value of the Company's Long-term obligations was estimated using market rates of interest available to the Company for debt obligations of similar types as of December 31, 2011 and 2010 as follows:

	December 31,
	2011	2010
Long-term obligations, at estimated fair value:
8.375% Senior Notes	$231,250	$—
7.17% Senior Notes	—	65,842

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Valuation Techniques

        A description of the valuation techniques applied to the Company's major categories of assets and liabilities measured at fair value on a recurring basis are as follows:

  U.S. Treasury Securities—U.S. Treasury securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury securities are generally categorized in Level 1 of the fair value hierarchy.

  Equity Securities—Equity securities include mostly exchange-traded corporate equity securities and are valued based on quoted market prices. Accordingly, exchange-traded equity securities are generally categorized in Level 1 of the fair value hierarchy. Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Non-exchange traded equity securities are generally categorized within Level 2 of the fair value hierarchy.

  Corporate Bonds—Corporate bonds are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

  Derivative Contracts—Derivative contracts include instruments such as foreign exchange, commodity, fixed income and equity derivative contracts.

    Listed Derivative Contracts—Listed derivatives that are actively traded are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.

    OTC Derivative Contracts—OTC derivative contracts include forwards, swaps, and options contracts related to foreign currencies. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be either observed or modeled using a series of techniques and model inputs from comparable benchmarks, including closed-form analytic formulas, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. In the case of more established derivative

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

    products, the pricing models used by the Company are widely accepted by the financial services industry. OTC derivative products valued by the Company using pricing models generally fall into this category and are categorized in Level 2 of the fair value hierarchy.

    Equity warrants—Non-exchange traded equity warrants are classified within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

  Convertible debt security—As discussed in Note 7, the Company exchanged its membership interest in a private company for a convertible senior secured promissory note in that company. This security is measured using valuation techniques involving quoted prices of or market data for comparable companies' credit ratings, peer company ratios and discounted cash flow analyses. As several inputs are unobservable and significant to the valuation, this convertible debt security is categorized within Level 3 of the fair value hierarchy.

  Future Purchase Commitment—As the inputs used in the fair value future purchase commitment are both unobservable and significant to the overall fair value measurement of this liability, the liability is categorized in Level 3 of the fair value hierarchy. In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte's earnings, such payment to be made following June 30, 2013. In applying the income approach, the Company assumed a 16.0% and 17.7% discount rate as of December 31, 2011 and 2010, respectively, and used forecasted financial information for Kyte for the remaining period ended June 30, 2013.

  Contingent Consideration—As the inputs used in the fair value of contingent consideration are both unobservable and significant to the overall fair value measurement of this liability, the liability is generally categorized in Level 3 of the fair value hierarchy. The category consists primarily of contingent consideration related to the acquisition of a retail energy brokerage business, completed on November 1, 2009. This contingent liability is remeasured at fair value and is based on estimated future collections of accounts receivable of the business over approximately the next two years.

        In the years ended December 31, 2011 and 2010, the Company did not have any transfers amongst Level 1, Level 2, and Level 3.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Deposits with clearing organizations:
U.S. Treasury securities	$500	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$480	$208	$—	$688
Derivative contracts:
Foreign exchange derivative contracts	$16	$185,933	$—	$185,949
Fixed income derivative contracts	1,628	—	—	1,628
Equity derivative contracts	1,453	—	1,937	3,390
Netting(1)	(1,210)	(183,581)	—	(184,791)

Total derivative contracts	$1,887	$2,352	$1,937	$6,176

Total financial instruments owned	$2,367	$2,560	$1,937	$6,864
Other assets: Investments:
Equity security, available-for-sale	$2,901	$—	$—	$2,901
Debt security, available-for-sale	$—	$—	$5,362	$5,362

Total	$5,768	$2,560	$7,299	$15,627

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$129	$22	$—	$151
Derivative contracts:
Foreign exchange derivative contracts	$7	$184,354	$—	$184,361
Fixed income derivative contracts	384	—	—	384
Equity derivative contracts	819	—	—	819
Netting(1)	(1,210)	(183,529)	—	(184,739)

Total derivative contracts	$—	$825	$—	$825

Total financial instruments sold, not yet purchased	$129	$847	$—	$976
Other liabilities: Future purchase commitment and contingent consideration liabilities	$—	$—	$13,681	$13,681

Total	$129	$847	$13,681	$14,657

(1)
Represents the impact of netting on a net-by-counterparty basis.

        Excluded from the table above is variation margin on long and short derivative contracts related to exchange traded futures and options on futures in the amount of $1,125 which are included within Receivables from brokers, dealers and clearing organizations.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2010 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Assets
Deposits with clearing organizations:
U.S. Treasury securities	$500	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$549	$161	$—	$710
Derivative contracts:
Foreign exchange derivative contracts	$—	$76,057	$—	$76,057
Fixed income derivative contracts	89	—	—	89
Equity derivative contracts	3,849	—	—	3,849
Netting(1)	—	(74,934)	—	(74,934)

Total derivative contracts	$3,938	$1,123	$—	$5,061

Total financial instruments owned	$4,487	$1,284	$—	$5,771
Other assets: Investments:
Equity security, available-for-sale	$4,925	$—	$—	$4,925

Total	$9,912	$1,284	$—	$11,196

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$—	$79,368	$—	$79,368
Fixed income derivative contracts	87	—	—	87
Equity derivative contracts	2,286	—	—	2,286
Netting(1)	—	(74,908)	—	(74,908)

Total derivative contracts	$2,373	$4,460	$—	$6,833

Total financial instruments sold, not yet purchased	$2,373	$4,460	$—	$6,833
Other liabilities: Future purchase commitment and contingent consideration liabilities	$—	$—	$22,415	$22,415

Total	$2,373	$4,460	$22,415	$29,248

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the year ended December 31, 2011 are as follows:

	Beginning Balance	Total realized and unrealized (gains) losses included in Income(1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at December 31, 2011	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2011
Assets
Other assets:
Financial Instruments owned:
Equity Derivative Contracts	$—	$—	$—	$1,937	$—	$—	$—	$1,937	$—
Other assets:
Notes Receivable:
Notes Receivable, available-for-sale	—	—	—	5,362	—	—	—	5,362	—
Liabilities
Other liabilities:
Future purchase commitment and contingent consideration liabilities:	$22,415	$(6,941)	$(100)	$—	$—	$—	$(1,693)	$13,681	$(6,941)

(1)
Realized and unrealized gains (losses) are reported in Other income in the Consolidated Statements of Operations.

        Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the year ended December 31, 2010 are as follows:

	Beginning Balance	Total realized and unrealized (gains) losses included in Income(1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at December 31, 2010	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2010
Liabilities
Other liabilities:
Future purchase commitment and contingent consideration liabilities:	$—	$(1,009)	$1,349	$22,664	$—	$—	$(589)	$22,415	$(1,009)

(1)
Realized and unrealized gains (losses) are reported in Other income in the Consolidated Statements of Operations.

  Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

        The Company has cost and equity method investments which are monitored for indicators of impairment each reporting period. If the Company determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value. For the year ended December 31, 2011, in accordance with the provisions of ASC 323-10, the Company determined that certain equity method investments were other-than-temporarily impaired and were written down to their estimated fair value. The Company primarily utilized the income approach by assuming an

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

estimated discount rate and forecasted financial information to determine its estimated fair value. The Company measured this equity method investment at fair value on a non-recurring basis and it is not included in the tables above.

        The following table presents the balance of the equity method investments at December 31, 2011 that have been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the year ended December 31, 2011:

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended, 2011
Other Assets: Investments(1)	$—	$—	$—	$—	$(4,717)

(1)
Impairment losses are recorded within Other expenses in the Consolidated Statements of Operations for the year ended December 31, 2011.

        There were no liabilities measured at fair value on a non-recurring basis at December 31, 2011. There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2010.

17. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. For the years ended December 31, 2011 and 2010, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging ("ASC 815-10").

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

17. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        Fair values of derivative contracts on a gross basis as of December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets(1)	Derivative Liabilities(2)	Derivative Assets(1)	Derivative Liabilities(2)
Foreign exchange derivative contracts	$185,984	$184,387	$76,057	$79,368
Commodity derivative contracts	13,178	12,190	3,955	4,143
Fixed income derivative contracts	4,113	2,904	89	87
Equity derivative contracts	3,600	866	3,849	2,286

Total fair value of derivative contracts	$206,875	$200,347	$83,950	$85,884
Counterparty netting	(199,574)	(199,522)	(78,871)	(78,845)

Total fair value	$7,301	$825	$5,079	$7,039

(1)
Reflects futures and options on futures contracts within Receivables from brokers, dealers and clearing organizations and options and forwards contracts within Other assets.

(2)
Reflects futures and options on futures contracts within Payables to brokers, dealers and clearing organizations and options and forwards contracts within Other liabilities.

        As of December 31, 2011 and 2010, the Company had outstanding forward foreign exchange contracts with a combined notional value of $128,197 and $149,350, respectively. Approximately $32,743 and $53,480 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at December 31, 2011 and 2010, respectively. The remaining contracts are hedges of anticipated future cash flows.

        In addition to the Company's outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of December 31, 2011 and December 31, 2010:

	December 31, 2011		December 31, 2010
	Long	Short	Long	Short
Foreign exchange derivative contracts	$9,967,442	$9,976,475	$5,682,858	$5,681,923
Commodity derivative contracts	512,233	513,245	501,953	803,357
Fixed income derivative contracts	3,119,363	3,195,903	18,346	18,399
Equity derivative contracts	31,959	6,605	40,040	92,840

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

17. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following is a summary of the effect of derivative contracts on the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivatives	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Foreign exchange derivative contracts	(1)	$4,090	$8,977
Commodity derivative contracts	Principal transactions	14,388	6,476
Fixed income derivative contracts	Principal transactions	10,636	1,506
Equity derivative contracts	Principal transactions	4,885	999

(1)
For the year ended December 31, 2011, approximately $415 of losses on foreign exchange derivative contracts were included within Other (loss) income and approximately $4,505 of gains on foreign currency options were included within Principal transactions. For the year ended December 31, 2010, approximately $3,529 of gains on foreign exchange derivative contracts were included within Other (loss) income and approximately $5,448 of gains on foreign currency options were included within Principal transactions.

18. VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities

        In December 2010, Kyte entered into an investment with a limited liability partnership ("LLP"), which is focused on developing a proprietary trading business. The LLP is a VIE and it was determined that the Company is the primary beneficiary of the LLP because Kyte is the provider of the majority of the LLP's start-up capital and has the power to direct the activities of the VIE that most significantly impact the economic performance of the entity.

Non-consolidated Variable Interest Entities

        The Company holds interests in certain variable interest entities ("VIEs") which it does not consolidate as it determined that the Company is not the primary beneficiary. The Company's involvement with such entities is in the form of direct equity interests and a convertible note. The entities include an independent brokerage firm with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities, a commodity pool operator and an investment fund manager. As of December 31, 2011 and 2010, assets recognized in the Consolidated Statements of Financial Condition related to the Company's interests in these non-consolidated VIEs were $10,640 and $15,247, respectively, and are reflected in Other assets. The Company has not recorded any liabilities with respect to VIEs not consolidated. The Company's maximum exposure to loss relating to non-consolidated VIEs as of December 31, 2011 and December 31, 2010 was $10,640 and $18,047, respectively. As of December 31, 2011, the maximum exposure to loss represented assets recognized by the Company in the form of equity method investments and a convertible note. As of December 31, 2010, the maximum exposure to loss represented (i) assets recognized by the Company in the form of equity method investments and notes receivable on loans made to VIEs in which the Company holds a variable interest and (ii) a future

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

18. VARIABLE INTEREST ENTITIES (Continued)

commitment to purchase the remaining membership interests in an independent brokerage platform with a proprietary trading platform in increments of 20% by the third quarter of 2013, subject to customary closing conditions.

19. EQUITY METHOD INVESTMENTS

        The Company has investments accounted for under the equity method (see Note 2) with an aggregate carrying value of $28,997 and $30,057, at December 31, 2011 and 2010, respectively, and which are included in Other assets. Included within Equity in net earnings of unconsolidated businesses was $10,466, $3,974 and $1,574 in 2011, 2010 and 2009, respectively, related to these investments.

        The Company reviews investments accounted for under the equity method for decline in value that may be other than temporary. During the year ended December 31, 2011, the Company recorded write-downs of $4,717 related to equity method investments that were determined to be impaired on an other-than-temporary basis. The value of the Company's ownership interest in these entities was evaluated in light of recent and projected operating losses of these investees. A decline in current and projected cash flows resulted in the value of the Company's ownership interests being less than the carrying amount of these investments. These write-downs are included in Other expenses in the Consolidated Statements of Operations.

        Investments accounted for under the equity method included the following:

  •
  Investments in unconsolidated UK brokerage and trading operations acquired in the July 1, 2010 acquisition of Kyte or made by Kyte subsequent to the Company's acquisition.

  •
  Investments in U.S. based brokerage, trading and investment firms.

        These investments accounted for an aggregate investment balance of $12,506 and $13,593 at December 31, 2011 and 2010, respectively. The Company's share of net earnings for these investments was $8,093 and $1,627 in 2011 and 2010, respectively. The Company did not have any net earnings related to these investments in 2009.

        During the year ended December 31, 2011, the Company recorded a $1,863 loss related to the accounting impact of an increased ownership stake in an equity method investment previously accounted for under the cost method.

        During the year ended December 31, 2011, the Company recorded $521 of pre-tax income representing the Company's share of equity in prior period earnings of an equity-method investee.

20. REGULATORY REQUIREMENTS

        The following material operating subsidiaries of the Company are required to maintain minimum levels of regulatory capital pursuant to applicable regulations:

        GFI Securities LLC is a registered broker-dealer with the SEC and FINRA. GFI Securities LLC is also a registered introducing broker with the National Futures Association and the Commodity Futures Trading Commission. Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

20. REGULATORY REQUIREMENTS (Continued)

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

        GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the "SFC").

        The following table sets forth information about the minimum regulatory capital that certain of the Company's subsidiaries were required to maintain as of December 31, 2011:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$12,736	$47,427	$63,760	$14,636	$5,581	$1,420
Minimum regulatory capital required	250	25,793	33,119	8,206	2,661	386

Excess regulatory capital	$12,486	$21,634	$30,641	$6,430	$2,920	$1,034

        Certain of the Company's material operating subsidiaries are subject to other financial requirements as set forth below:

        GFI Securities Limited's Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the "FIEL") in Japan. As part of the licensing requirements, GFI Securities Limited's Japanese branch is required to maintain minimum "brought-in" capital and stockholders' equity of 50,000 Japanese Yen each (approximately $650). GFI Securities Limited's Japanese branch is also subject to the FIEL's net capital rule. At December 31, 2011, GFI Securities Limited's Japanese branch was in compliance with these capital requirements.

        GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders' equity of 5,000 Hong Kong dollars (or approximately $644). At December 31, 2011, GFI (HK) Brokers Ltd. had stockholders' equity of 25,382 Hong Kong dollars (or approximately $3,269), which exceeded the minimum requirement by 20,382 Hong Kong dollars (or approximately $2,625).

        GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which requires that GFI Group Pte. Ltd, among other things, maintain stockholders' equity of 3,000 Singapore dollars (or approximately $2,318). At December 31, 2011, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 19,216 Singapore dollars (or approximately $14,850).

        GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

20. REGULATORY REQUIREMENTS (Continued)

5,000,000 Korean Won (or approximately $4,308). At December 31, 2011, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 6,508,075 Korean Won (or approximately $5,607).

        These regulatory rules may restrict the Company's ability to withdraw capital from its regulated subsidiaries. In addition to the requirements set forth above, certain of the Company's other subsidiaries are subject to minimum net capital, minimum stockholders' equity or similar requirements of the jurisdictions in which they operate. The Company believes it is in compliance with all of these requirements at December 31, 2011 and December 31, 2010 with the exception of The Kyte Group Limited's U.K. consolidated group capital requirement which had fallen below the required minimum amount on December 31, 2010. Subsequent to December 31, 2010, the Company has re-organized its investments in certain Kyte entities and has provided additional capital to the regulated group to comply with applicable group capital requirements.

21. SEGMENT AND GEOGRAPHIC INFORMATION

        In accordance with ASC 280-10, Segment Reporting ("ASC 280-10") and based on the nature of the Company's operations, products and services in each geographic region, the Company determined that it has four operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa ("EMEA") Brokerage, (iii) Asia Brokerage, and (iv) Clearing and Backed Trading. The Company's brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Additionally, in accordance with criteria in ASC 280-10, the Company presents its operating segments as five reportable segments: the four operating segments described above and "All Other." The All Other segment captures costs that are not directly assignable to one of the operating segments, primarily consisting of the Company's corporate business activities and operations from software, analytics and market data.

        The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on income (loss) before income taxes, which it defines as revenues less direct expenses. Revenues within each brokerage segment include revenues that are directly related to providing brokerage services along with interest and other income directly attributable to the operating segment. Revenues within the Clearing and Backed Trading segment primarily include revenues that are directly related to providing clearing services along with the Company's share of profit (loss) on trading activity from capital investments. Direct expenses of the operating segments are those expenses that are directly related to providing the brokerage or clearing services and trading activities of the operating segments and include compensation expense related to the segment management and staff, communication and market data, travel and promotion, and certain professional fees and other expenses that are directly incurred by the operating segments. However, the Company does not allocate to its operating segments certain expenses which it manages separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest on borrowings and other expenses and are included in the results below under "All Other" in the reconciliation of operating results. Management generally does not consider the unallocated costs in its measurement of the four

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

21. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

operating segments' performance. Selected financial information for the Company's reportable segments is presented below for periods indicated:

	Twelve Months Ended December 31, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$313,483	$386,012	$82,903	$164,882	$68,193	$1,015,473
Revenues, net of interest and transaction-based expenses	299,590	374,802	82,839	54,104	69,436	880,771
Income (loss) before income taxes	81,308	88,122	15,533	9,196	(194,077)	82

	Twelve Months Ended December 31, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$294,910	$379,033	$74,945	$53,129	$60,585	$862,602
Revenues, net of interest and transaction-based expenses	278,553	367,494	74,875	12,140	61,982	795,044
Income (loss) before income taxes	66,399	115,037	15,814	(3,041)	(162,406)	31,803

	Twelve Months Ended December 31, 2009
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$327,127	$364,761	$61,603	$—	$66,790	$820,281
Revenues, net of interest and transaction-based expenses	309,245	350,869	61,573	—	68,240	789,927
Income (loss) before income taxes	42,305	114,960	(871)	—	(133,124)	23,270

        In addition, with the exception for goodwill, the Company does not identify or allocate asset by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 6 for goodwill by reportable segment.

        For the years ended December 31, 2011, 2010, and 2009, the U.K. is the only individual foreign country that accounts for 10% or more of the total sales and total long-lived assets. Information regarding revenue for the years ended December 31, 2011, 2010, and 2009, and information regarding

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

21. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2011 and 2010 are as follows:

	For the year ended December 31,
	2011	2010	2009
Revenues:
United States	$303,508	$290,053	$308,846
United Kingdom	492,204	398,020	354,934
Other	219,761	174,529	156,501

Total	$1,015,473	$862,602	$820,281

	For the year ended December 31,
	2011	2010	2009
Revenues, net of interest and transaction-based expenses:
United States	$295,212	$278,686	$306,911
United Kingdom	376,809	348,895	335,258
Other	208,750	167,463	147,758

Total	$880,771	$795,044	$789,927

	As of December 31,
	2011	2010
Long-lived Assets, as defined:
United States	$50,993	$52,649
United Kingdom	12,018	14,132
Other	5,846	4,493

Total	$68,857	$71,274

        Revenues are attributed to geographic areas based on the location of the Company's relevant subsidiaries.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

22. PARENT COMPANY INFORMATION

        The following presents the Parent company only's Condensed Statements of Financial condition, Operations and comprehensive (loss) income and Cash flows:

Parent Company Only
Condensed Statements of Financial Condition
(In thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Cash and cash equivalents	$127	$752
Investments in subsidiaries, equity basis	414,021	372,004
Advances to subsidiaries	258,951	302,079
Other assets	33,857	15,783

TOTAL ASSETS	$706,956	$690,618

Liabilities and stockholders' equity
LIABILITIES
Short-term borrowings, net	$—	$132,703
Long-term obligations	250,000	59,743
Other liabilities	9,744	4,061

Total Liabilities	259,744	196,507

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 131,669,676 and 128,703,324 shares issued at December 31, 2011 and 2010, respectively	1,317	1,287
Additional paid in capital	365,835	350,230
Retained earnings	160,934	188,295
Treasury stock, 14,145,038 and 6,577,833 common shares at cost at December 31, 2011 and 2010, respectively	(73,919)	(43,433)
Accumulated other comprehensive loss	(6,955)	(2,268)

Total Stockholders' Equity	447,212	494,111

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$706,956	$690,618

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

22. PARENT COMPANY INFORMATION (Continued)

Parent Company Only
Condensed Statements of Operations and Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Interest income	$110	$4	$5
Expenses:
Interest expense	22,618	9,210	9,567
Other expenses	996	1,028	1,359

Total expenses	23,614	10,238	10,926

Loss before benefit from income taxes and equity in earnings of subsidiaries	(23,504)	(10,234)	(10,921)
Benefit from income taxes	8,226	1,892	3,276

Loss before equity in earnings of subsidiaries	(15,278)	(8,342)	(7,645)
Equity in earnings of subsidiaries, net of tax	12,097	33,957	23,933

GFI's net (loss) income	$(3,181)	$25,615	$16,288

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$(3,050)	$2,054	$1,506
Unrealized (loss) gain on available-for-sale securities, net of tax	(1,486)	182	565

GFI's comprehensive (loss) income	$(7,717)	$27,851	$18,359

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

22. PARENT COMPANY INFORMATION (Continued)

Parent Company Only
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
GFI'S net (loss) income	$(3,181)	$25,615	$16,288
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from equity method investments	(12,097)	(33,957)	(23,933)
Amortization of loan fees	1,709	939	742
Share-based compensation	449	315	408
Changes in operating assets and liabilities:
Other assets	(8,338)	(1,880)	(3,276)
Other liabilities	5,683	201	272

Cash used in operating activities	(15,775)	(8,767)	(9,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	138	963	1,996
Receipts from subsidiaries	28,876	59,745	94,292

Cash provided by investing activities	29,014	60,708	96,288

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	(190,000)	(40,000)	(50,000)
Proceeds from short-term borrowings	55,000	60,000	—
Proceeds from long-term obligations	250,000	—	—
Repayments of long-term obligations	(60,000)	—	—
Purchases of treasury stock	(35,868)	(22,609)	(4,425)
Cash dividends paid	(24,180)	(54,658)	(23,583)
Payment of loan fees	(8,891)	(2,720)	(831)
Proceeds from exercise of stock options	75	645	70

Cash used in financing activities	(13,864)	(59,342)	(78,769)

(Decrease) increase in cash and cash equivalents	(625)	(7,401)	8,020
Cash and cash equivalents, beginning of year	752	8,153	133

Cash and cash equivalents, end of year	$127	$752	$8,153

SUPPLEMENTAL DISCLOSURE:
Interest paid	$12,614	$8,778	$8,874

Guarantees

        From time to time, the Company provides guarantees, on behalf of its subsidiaries, to clients for the purpose of providing credit enhancement for such clients. Such guarantees generally provide that

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

22. PARENT COMPANY INFORMATION (Continued)

the Company will guarantee the performance of all liabilities, obligations and undertakings owed by such subsidiary with respect to matched principal transactions entered into by such subsidiary with the relevant client. These guarantees are generally terminable on less than 30 days' notice. The Company has not recorded any contingent liability in the condensed financial statements for these guarantees and believes that the occurrence of any events that would trigger payments under these guarantees is remote.

Advances to Subsidiaries

        As of December 31, 2011, 2010 and 2009, the Parent company had receivables from subsidiaries of $258,951, $302,079 and $344,099, respectively, related primarily to the allocation of funds received, from notes payable and the issuance of equity securities to subsidiaries to fund working capital.

23. SUBSEQUENT EVENTS

        In February 2012, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 30, 2012 to shareholders of record on March 15, 2012.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment and the COSO criteria, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

        The Company's independent registered public accounting firm has audited and issued their auditor's report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. That report appears on Page 158 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the internal control over financial reporting of GFI Group Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2012

Change in Internal Controls

        Upon analyzing the events that precipitated the restatement described in Note 2 to the Consolidated Financial Statements, management identified deficiencies in the Company's income tax controls. During the fourth quarter of 2011, the Company implemented new procedures related to such deficiencies in order to mitigate the risk of ineffective internal controls and to strengthen the Company's internal control over financial reporting. The Company enhanced the design, documentation and validation around the reporting and review of information for its tax provision estimation process, including the relationships between the financial statement and tax bases of assets and liabilities. The Company believes these changes have remediated the deficiencies that were identified by management, and that our internal control over financial reporting was effective at December 31, 2011.

        Other than noted above, there were no other changes in internal control over financial reporting identified in connection with management's evaluation that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the 2012 Annual Meeting of Stockholders which we expect will be held on June 7, 2012, and is incorporated herein by reference.

        The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. We have also adopted a Code of Business Conduct and Ethics that is applicable to the Company's senior financial and accounting officers (including the chief executive officer, chief financial officer and corporate controller). A copy of these codes are posted on the Company's website, www.gfigroup.com, under the section "Investor Relations—Corporate Governance." In the event the Company substantively amends or waives a provision of its Codes of Business Conduct and Ethics, the Company intends to disclose the amendment or waiver on the Company's website as well.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required to be furnished pursuant to this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners," "Security Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in the Proxy Statement, and is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1) Financial Statements.    See Index to Financial Statements on page 98.

        (a)(2) Financial Statement Schedules.    We have included Schedule II—Valuation and Qualifying Accounts on page 166. All other schedules are omitted as they are not applicable, or the information required is included in the Financial Statements or notes thereto.

        (a)(3) Exhibits.    The following Exhibits are filed as part of this Report as required by Regulation S-K. Exhibits 10.2 through 10.08 and 10.11 to 10.17 are management contracts or compensatory plans or arrangements.

Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103).
3.1.1*	Certificate of Amendment to Certificate of Incorporation (Filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K filed on February 29, 2008, File No. 000-51103)
3.2*	Second Amended and Restated Bylaws of the Registrant. (Filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103)
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
4.3*
Indenture, dated as of July 19, 2011, by and between GFI Group Inc., as Issuer, and The Bank of New York Mellon Trust Company, N. A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group, Inc. (Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 22, 2011, File No.001-34897)
4.4*
Registration Rights Agreement, dated as of July 19, 2011, by and between GFI Group Inc. and Jefferies & Company, Inc., relating to the GFI Group Inc.'s 8.375% Senior Notes due 2018. (Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 22, 2011).
4.5*	Form of Exchange 8.375% Senior Note due 2018 (Filed as Exhibit 4.4 to Amendment No. 1 to the Company's Registration Statement on Form S-4 filed on November 14, 2011, File No. 333-177459)
10.1*
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

Number	Description
10.2*	Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch. (Filed as Exhibit 10.4 to Amendment No. 5 to the Company's Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)
10.3*
Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers. (Filed as Exhibit 10.6 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)
10.4*	Guardian Trust of GFI Brokers Limited. (Filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1 file don September 17, 2004, File No. 333-116517)
10.5*
Employment Agreement, dated as of August 20, 2008, between GFI Group Inc. and Ronald Daniel Levi. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 22, 2008, File No. 000-51103)
10.6*	Employment Agreement, dated March 26, 2007, between GFI Group Inc. and Scott Pintoff (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2007, File No. 000-51103)
10.7*
Employment Agreement, dated March 26, 2007, between GFI Group Inc. and J. Christopher Giancarlo (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q filed on May 10, 2007, File No. 000-51103)
10.8*	Employment Agreement, dated April 30, 2007, between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.1 to the Company's current report on Form 8-K filed on May 2, 2007, File No. 000-51103)
10.9*	GFI Group Inc. 2008 Equity Incentive Plan (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-51103)
10.10*	GFI Group Inc. 2008 Senior Annual Bonus Plan (Filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-51103)
10.11*
Amendment No. 1 to Disability Agreement, dated December 31, 2008, between GFI Group Inc. and Michael Gooch. (Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.12*
Amendment No. 1 to Employment Agreement, dated December 24, 2008, between GFI Group Inc. and James Peers. (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.13*
Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Colin Heffron. (Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.14*
Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Ronald Levi. (Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.15*
Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Scott Pintoff. (Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).
10.16*
Amendment No. 1 to Employment Agreement, dated December 5, 2008, between GFI Group Inc. and J. Christopher Giancarlo. (Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103).

Number	Description
10.17*	Amendment No. 2 to Employment Agreement, dated March 30, 2009, between GFI Group Inc. and Ronald Levi (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 11, 2009, File No. 000-51103)
10.18*	First Amendment to the GFI Group Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2009, File No. 000-51103)
10.19*	Second Amendment to the GFI Group Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2010, File No. 000-51103)
10.20	Third Amendment to the GFI Group Inc. 2008 Equity Incentive Plan.
12	Computation of Ratio of Earnings to Fixed Charges
21.1	List of subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(*)
Previously filed.

(**)
Furnished with this Annual Report on Form 10-K and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009 (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is "furnished" and not "filed" for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless GFI Group, Inc. specifically incorporates it by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2012.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL GOOCH Michael Gooch	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 15, 2012
/s/ COLIN HEFFRON Colin Heffron	President and Director	March 15, 2012
/s/ JAMES A. PEERS James A. Peers	Chief Financial Officer (principal financial and accounting officer)	March 15, 2012
/s/ JOHN W. WARD John W. Ward	Director	March 15, 2012
/s/ MARISA CASSONI Marisa Cassoni	Director	March 15, 2012
/s/ FRANK FANZILLI, JR. Frank Fanzilli, Jr.	Director	March 15, 2012
/s/ RICHARD W. P. MAGEE Richard W. P. Magee	Director	March 15, 2012

Schedule II

GFI GROUP INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost/ Expense	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$1,591	$250	$1	$(389)	$1,453
Year ended December 31, 2010	4,099	(829)	(31)	(1,648)	1,591
Year ended December 31, 2009	3,854	3,617	214	(3,586)	4,099

(a)
For all periods it includes the effects for exchange rate changes.

(b)
Net adjustments to the reserve accounts for write-offs and credits issued during the years.