Form 10-Q
period 2012-03-31
GFI Group Inc.
filed 2012-05-10
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of shares of registrant’s common stock outstanding on April 30, 2012 was 119,975,240.

Available Information

Our internet website address is www.gfigroup.com. Through our website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the Securities and Exchange Commission (the “SEC”): our Proxy Statements; Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART I—FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$214,426	$245,879
Cash segregated under federal and other regulations	37,227	12,756
Commissions receivable, net of allowance for doubtful accounts of $1,337 and $1,453 at March 31, 2012 and December 31, 2011, respectively	111,504	94,971
Receivables from brokers, dealers and clearing organizations	377,527	251,794
Property, equipment and leasehold improvements, net of depreciation and amortization of $156,154 and $150,850 at March 31, 2012 and December 31, 2011, respectively	61,634	61,947
Goodwill	268,100	266,506
Intangible assets, net	56,770	58,027
Other assets	198,993	198,669
TOTAL ASSETS	$1,326,181	$1,190,549

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$86,497	$127,089
Accounts payable and accrued expenses	52,074	56,547
Payables to brokers, dealers and clearing organizations	240,900	89,529
Payables to clearing services customers	121,536	120,909
Long-term obligations	250,000	250,000
Other liabilities	121,447	97,563
Total Liabilities	$872,454	$741,637
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 134,020,860 and 131,669,676 shares issued at March 31, 2012 and December 31, 2011, respectively	1,340	1,317
Additional paid in capital	359,939	365,835
Retained earnings	159,829	160,934
Treasury stock, 14,036,252 and 14,145,038 shares of common stock at cost, at March 31, 2012 and December 31, 2011, respectively	(68,152)	(73,919)
Accumulated other comprehensive loss	(1,077)	(6,955)
Total Stockholders’ Equity	451,879	447,212
Non-controlling interests	1,848	1,700
Total Equity	453,727	448,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,326,181	$1,190,549

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues
Agency commissions	$144,580	$147,483
Principal transactions	62,588	70,487
Total brokerage revenues	207,168	217,970
Clearing services revenues	28,127	27,670
Interest income from clearing services	521	342
Equity in net earnings of unconsolidated businesses	1,420	926
Software, analytics and market data	19,999	17,088
Other income (loss)	2,940	(2,546)
Total revenues	260,175	261,450
Interest and transaction-based expenses
Transaction fees on clearing services	26,962	27,069
Transaction fees on brokerage services	6,125	6,605
Interest expense from clearing services	440	326
Total interest and transaction-based expenses	33,527	34,000
Revenues, net of interest and transaction-based expenses	226,648	227,450
Expenses
Compensation and employee benefits	155,778	159,481
Communications and market data	15,666	15,071
Travel and promotion	10,089	10,203
Rent and occupancy	6,792	5,873
Depreciation and amortization	9,148	9,874
Professional fees	6,168	7,103
Interest on borrowings	6,815	2,936
Other expenses	8,473	6,633
Total other expenses	218,929	217,174
Income before provision for income taxes	7,719	10,276
Provision for income taxes	2,779	2,672
Net income before attribution to non-controlling shareholders	4,940	7,604
Less: Net income attributable to non-controlling interests	148	858
GFI’s net income	$4,792	$6,746
Earnings per share available to common shareholders
Basic	$0.04	$0.06
Diluted	$0.04	$0.05
Weighted average shares outstanding
Basic	115,498,177	119,524,627
Diluted	125,350,139	128,209,107

Dividends declared per share of common stock	$0.05	$0.05

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March, 31
	2012	2011
Net income before attribution to non-controlling shareholders	$4,940	$7,604
Other comprehensive income:
Foreign currency translation adjustment	5,963	1,690
Unrealized loss on available-for-sale securities, net of tax (1)	(85)	(304)
Comprehensive income	10,818	8,990
Net income attributable to non-controlling interests	148	858
Other comprehensive (loss) income attributable to non-controlling interests	—	(281)
GFI’s comprehensive income	$10,670	$8,413

(1)         Amounts are net of benefit from income taxes of $40 and $117 for the three months ended March 31, 2012 and 2011, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling shareholders	$4,940	$7,604
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,148	9,874
Share-based compensation	9,058	7,492
Tax expense (benefit) related to share-based compensation	1,373	(1,078)
Amortization of prepaid bonuses and forgivable loans	6,881	6,433
Benefit from deferred taxes	(3,582)	(6,683)
Losses on foreign exchange derivative contracts, net	821	7,081
Losses from equity method investments, net	633	2,391
Amortization of loan fees	545	241
Provision for doubtful accounts	(101)	8
Impairment of investments	2,700	—
Mark-to-market of future purchase commitment	(1,827)	731
Other non-cash charges, net	340	165
Decrease (increase) in operating assets:
Cash segregated under federal and other regulations	(16,305)	12,862
Commissions receivable	(16,428)	(30,229)
Receivables from brokers, dealers and clearing organizations	(133,899)	(167,072)
Other assets	(9,873)	(1,382)
(Decrease) increase in operating liabilities:
Accrued compensation	(40,592)	(23,910)
Accounts payable and accrued expenses	(4,482)	9,766
Payables to brokers, dealers and clearing organizations	151,371	110,963
Payables to clearing services customers	627	(3,047)
Other liabilities	27,635	25,099
Cash used in operating activities	(11,017)	(32,691)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from other investments	251	562
Purchases of other investments	(1,103)	(4,300)
Purchase of property, equipment and leasehold improvements	(1,690)	(1,941)
Payments for internally developed software	(3,201)	(4,254)
Proceeds on foreign exchange derivative contracts	757	576
Payments on foreign exchange derivative contracts	(1,004)	(4,902)
Issuance of notes receivable	—	(2,000)
Cash used in investing activities	(5,990)	(16,259)

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	—	45,000
Repayment of short-term borrowings	—	(20,000)
Purchases of treasury stock	(732)	(3,330)
Cash dividends paid	(5,897)	(6,100)
Payment of loan fees	(134)	(417)
Proceeds from exercise of stock options	—	10
Cash paid for taxes on vested restricted stock units	(7,086)	(6,354)
Payment of contingent consideration liabilities	(175)	(139)
Tax benefit (expense) related to share-based compensation	(1,373)	1,078
Cash (used in) provided by financing activities	(15,397)	9,748
Effects of exchange rate changes on cash and cash equivalents	951	2,136
DECREASE IN CASH AND CASH EQUIVALENTS	(31,453)	(37,066)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	245,879	313,875
CASH AND CASH EQUIVALENTS, END OF PERIOD	$214,426	$276,809
SUPPLEMENTAL DISCLOSURE:
Interest paid	$11,821	$3,837
Cash paid for income taxes	$2,736	$7,625
Cash received from income tax refunds	$484	$779

Non-Cash Investing and Financing Activities:

The Company did not have any non-cash investing and financing activity during the three months ended March 31, 2012 and 2011, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.              ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides brokerage services, clearing services, trading system software and market data and analytical software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited (“Fenics”), Trayport Limited (“Trayport”), and The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). As of March 31, 2012, Jersey Partners, Inc. (“JPI”) owned approximately 41% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

These Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. References to the Company’s “2011 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial information as of December 31, 2011 presented in this Form 10-Q has been derived from audited Consolidated Financial Statements not included herein.

These unaudited Condensed Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

Certain amounts in the Condensed Consolidated Statement of Financial Position as of December 31, 2011 and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 have been reclassified to conform to the current year presentation.

During the second quarter of 2011, the Company changed the name of its income statement line item “Equity in earnings of unconsolidated brokerage businesses” to “Equity in net earnings of unconsolidated businesses” in order to better describe the results included in this line item. In addition, certain amounts related to equity in net earnings (losses) of unconsolidated businesses totaling $(1,448) for the three months ended March 31, 2011 were previously presented in the “Other expenses” line item in the Condensed Consolidated Statements of Operations. In order to enhance transparency in the presentation of the Condensed Consolidated Statements of Operations, these amounts have been reclassified to the “Equity in net earnings of unconsolidated businesses” line item.

During the fourth quarter of 2011, the Company segregated the classification of Amortization of prepaid bonuses and forgivable loans and mark-to-market of the future purchase commitment from Other assets and Other liabilities, respectively, within the Condensed Consolidated Statements of Cash Flows.

Consolidation Policies—The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, equity interests that are not owned by the Company are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Condensed Consolidated Statements of Operations, and the portion of the shareholders’ equity of such subsidiaries is presented as Non-controlling interests in the Condensed Consolidated Statements of Financial Condition. All intercompany transactions and balances have been eliminated.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Variable Interest Entities—The Company determines whether the Company holds any interests in entities deemed to be a variable interest entity (“VIE”). A VIE is an entity that either (i) has equity investors that lack certain essential characteristics of a controlling financial interest or (ii) does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of March 31, 2012, the Company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary. See Note 15 for disclosures on Variable Interest Entities.

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

Commissions Receivable—Commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and other derivative brokerage transactions. In estimating the allowance for doubtful accounts, management considers the length of time receivables are past due and historical experience. In addition, if the Company is aware of a client’s inability to meet its financial obligations, a specific provision for doubtful accounts is recorded in the amount of the estimated losses that will result from the inability of that client to meet its financial obligation.

Receivables From and Payables to Brokers, Dealers and Clearing Organizations— Receivables from and payables to broker, dealers and clearing organizations primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash held at clearing organizations, including deposits, and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges.

Property, Equipment and Leasehold Improvements—Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, generally over three to seven years. Property and equipment are depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of the remaining term of the respective lease to which they relate or the remaining useful life of the leasehold improvement. Internal and external costs incurred in developing or obtaining computer software for internal use are capitalized in accordance with Accounting Standards Codification (“ASC”) 350 Intangibles—Goodwill and Other (“ASC 350”), and are amortized on a straight-line basis over the estimated useful life of the software, generally three years. General and administrative costs related to developing or obtaining such software are expensed as incurred.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Prior to the Company’s annual goodwill impairment test on November 1, 2011, the Company early adopted Accounting Standards Update No. 2011-08 (“ASU 2011-08”) “Intangibles — Goodwill and Other (Topic 350).” In accordance with the amended guidance prescribed by ASU 2011-08, the Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. After assessing qualitative factors, if the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary.  If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then a two-step goodwill impairment test, prescribed by ASC 350, must be performed, whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit’s book value. If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that reporting unit be written down to the value implied by the reporting unit’s recent valuation and the estimated fair value of the assets and liabilities. Based on the Company’s qualitative assessment for 2011, the Company performed a quantitative analysis for EMEA Brokerage and Clearing and Backed Trading in accordance with ASC 350. Based on the results of the annual impairment test, no goodwill impairment was recognized during the year ended December 31, 2011.

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

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. See Note 5 for further information.

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At March 31, 2012 and December 31, 2011, the Company had prepaid bonuses of $34,328 and $36,797, respectively. At March 31, 2012 and December 31, 2011, the Company had forgivable employee loans and advances to employees of $33,912 and $23,909, respectively. Amortization of prepaid bonuses and forgivable employee loans for the three months ended March 31, 2012 and 2011 was $6,881 and $6,433, respectively and is included within Compensation and employee benefits.

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At March 31, 2012 and December 31, 2011, the Company had equity method investments with a carrying value of $28,474 and $28,997, respectively, included within Other assets. Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At March 31, 2012 and December 31, 2011, the Company had cost method investments of $4,000 and $4,059, respectively, included within Other assets. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

During the three months ended March 31, 2011, the Company recorded a $1,863 loss related to the accounting impact of an increased ownership stake in an equity method investment previously accounted for under the cost method.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company’s available-for-sale securities was $5,526 and $8,263 as of March 31, 2012 and December 31, 2011, respectively, included within Other assets.

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

Trading securities are reported at fair value, with gains and losses resulting from changes in fair value recognized in Other income. See Note 13 for further information.

Derivative Financial Instruments—The Company enters into derivative transactions for a variety of reasons, including managing its exposure to risk arising from changes in foreign currency, facilitating customer trading activities and, in certain instances, to engage in principal trading for the Company’s own account. Derivative assets and liabilities are carried on the Condensed Consolidated Statements of Financial Condition at fair value, with changes in the fair value recognized in the Condensed Consolidated Statements of Operations. Contracts entered into to manage risk arising from changes in foreign currency are recognized in Other income and contracts entered into to facilitate customer transactions and principal trading are recognized in Principal transactions. Derivatives are reported on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements. See Note 14 for further information.

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

In the normal course of its matched principal and principal trading businesses, the Company may hold positions overnight. These positions are marked to market on a daily basis.

Clearing Services Revenues—The Company charges fees to customers for clearing services provided for cash and derivative transactions. Clearing services revenues are recorded on a trade date basis as customer transactions occur and are presented net of any customer negotiated rebates.

Software, Analytics and Market Data Revenue Recognition— Software revenue consists primarily of fees charged for Trayport electronic trading software, which are typically billed on a subscription basis and is recognized ratably over the term

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

of the subscription period, which ranges from one to five years. Analytics revenue consists primarily of software license fees for Fenics pricing tools which are typically billed on a subscription basis, and is recognized ratably over the term of the subscription period, which is generally three years. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

The Company markets its software, analytics and market data products through its direct sales force and, in some cases, indirectly through resellers. In general, the Company’s license agreements for such products do not provide for a right of return.

Other Income (Loss) —Included within Other income (loss) on the Company’s Condensed Consolidated Statements of Operations are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items and gains and losses on certain investments and interest income earned on short-term investments.

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

Share-Based Compensation—The Company’s share-based compensation consists of stock options and RSUs. The Company accounts for share-based compensation in accordance with ASC 718 Compensation— Stock Compensation (“ASC 718”). This accounting guidance requires measurement of compensation expense for equity-based awards at fair value and recognition of compensation expense over the service period, net of estimated forfeitures. In all periods presented, the only share-based compensation issued by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company’s common stock, measured as of the closing price on the date of grant. See Note 10 for further information.

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

The increase in the Company’s effective tax rate for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to a shift in the geographic mix of the Company’s earnings to jurisdictions with higher tax rates, as well as the establishment of valuation allowances against deferred tax assets in jurisdictions where the Company has determined they are unlikely to be utilized.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders’ equity. Net (losses) gains

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

resulting from remeasurement of foreign currency transactions and balances for the three months ended March 31, 2012 and 2011 were $(673) and $2,244, respectively, and are included in Other income (loss) in the Condensed Consolidated Statement of Operations.

Recent Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 (“ASU 2011-04”) Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements and the Company has included the disclosures required by this guidance in Note 13.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard requires entities to report the components of comprehensive income in either in (1) a single continuous statement of comprehensive income or (2) two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on the Company’s Condensed Consolidated Financial Statements as the Company was previously in compliance with the presentation requirements of this ASU.

In September 2011, the FASB issued ASU 2011-08 which amends current guidance to allow entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  The amendments in ASU 2011-08 are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted ASU 2011-08 effective the fourth quarter of 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position. The new disclosures are required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented. The Company is evaluating the effect of this guidance and does not expect the adoption of ASU 2011-11 to have a material impact on the Company’s Condensed Consolidated Financial Statements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

3.              RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	March 31, 2012	December 31, 2011
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$235,788	$86,097
Receivables from and deposits with clearing organizations and financial institutions	131,576	165,303
Net pending trades	10,163	394
Total	$377,527	$251,794
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$231,429	$87,254
Payables to clearing organizations and financial institutions	9,471	2,275
Total	$240,900	$89,529

Substantially all fail to deliver and fail to receive balances at March 31, 2012 and December 31, 2011 have subsequently settled at the contracted amounts.

In addition to the balances above, the Company had Payables to clearing services customers of $121,536 and $120,909 at March 31, 2012 and December 31, 2011, respectively. These amounts represent cash payable to the Company’s clearing customers, which amounts are held at the Company’s third party general clearing members and are included within Receivables from brokers, dealers and clearing organizations or Cash segregated under federal and other regulations.

4.              ACQUISITIONS

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The future purchase commitment requires the Company to pay an additional cash payment based on the performance of Kyte during the three year period ending June 30, 2013. The Company elected the fair value option for this purchase commitment as of the date of acquisition and determined the fair value using the income approach. Subsequent changes in the fair value of the future purchase commitment are recorded in Other income (loss) in the Condensed Consolidated Statements of Operations. The fair value of the future purchase commitment at the acquisition date was $19,264, which assumed a 17.7% discount rate and was recorded as a liability within Other liabilities. In applying the income approach, the Company used forecasted financial information for Kyte for the remaining period ending June 30, 2013.

The fair value of the future purchase commitment and the discount rate used in its estimated fair value as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Fair Value of Future Purchase Commitment (included within Other liabilities)	$11,104	$12,562
Discount Rate	16.0%	16.0%

The amount of the future purchase commitment accrued in the Condensed Consolidated Statements of Financial Condition at March 31, 2012 decreased from December 31, 2011, primarily due to differences between previous forecasts and actual results for the current quarter slightly offset by an increase in the net present value of the liability due to the passage of time.

5.              GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the three months ended March 31, 2012 were as follows:

	December 31, 2011	Goodwill acquired	Foreign currency translation	March 31, 2012
Goodwill
Americas Brokerage	$83,289	$—	$—	$83,289
EMEA Brokerage	13,851	—	364	14,215
Asia Brokerage	—	—	—	—
Clearing and Backed Trading	40,675	—	1,230	41,905
All Other	128,691	—	—	128,691
	$266,506	$—	$1,594	$268,100

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company’s goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. As discussed in Note 2, based on the results of the annual impairment test, no goodwill impairment was recognized during the year ended December 31, 2011. Subsequent to December 31, 2011, no events or changes in circumstances occurred which would indicate any goodwill impairment.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Intangible Assets—Intangible assets consisted of the following:

	March 31, 2012			December 31, 2011
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$77,551	$29,262	$48,289	$77,151	$27,606	$49,545
Trade names	8,951	5,815	3,136	8,951	5,719	3,232
Core technology	6,400	5,007	1,393	6,400	4,777	1,623
Non-compete agreements	3,874	3,522	352	3,874	3,463	411
Favorable lease agreements	620	440	180	620	420	200
Patents	3,131	349	2,782	3,131	225	2,906
Licenses	537	9	528	—	—	—
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110
Total	$101,174	$44,404	$56,770	$100,237	$42,210	$58,027

In July 2011, the Company completed an asset purchase of certain patents from a third party for consideration in the amount of $3,100. The patents have a weighted-average useful life of approximately 6 years.

Amortization expense for three months ended March 31, 2012 and 2011 was $2,906 and $3,032, respectively.

At March 31, 2012, expected amortization expense for the definite lived intangible assets is as follows:

2012 (remaining nine months)	$8,435
2013	9,406
2014	8,664
2015	8,568
2016	6,567
Thereafter	15,020
Total	$56,660

6.              OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	March 31, 2012	December 31, 2011
Prepaid bonuses	$34,328	$36,797
Deferred tax assets	45,640	47,617
Investments accounted for under the cost method and equity method (1)	32,480	33,059
Forgivable employee loans and advances to employees	33,912	23,909
Software inventory, net	6,269	6,909
Financial instruments owned	4,916	6,864
Deferred financing fees (1)	9,704	10,290
Other (1)	31,744	33,224
Total Other assets	$198,993	$198,669

(1)          Balances as of December 31, 2011 have been reclassified for comparative presentation.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

On November 30, 2011, the Company exchanged its membership interests in an independent brokerage firm with a proprietary trading platform for a convertible senior secured promissory note (the “Note”) due in 2016 with a face value of $14,059.  At the Company’s discretion, the Note may be converted into a 49% membership interest in the target. Upon the exchange of its membership interests, the Company recognized a loss of $4,094 for the difference between the book value of the membership interests and the fair value of the Note. The Company accounted for the Note as an available-for-sale security.  As of March 31, 2012 and December 31, 2011, the Note had a fair value of $2,662 and $5,362, respectively, recorded within Other assets in the Condensed Consolidated Statement of Financial Condition. In the first quarter of 2011, the Company recorded a $2,700 impairment charge on the Note within Other expenses in the Condensed Consolidated Statement of Operations.

Other liabilities consisted of the following:

	March 31, 2012	December 31, 2011
Deferred revenues	$17,177	$16,879
Payroll related liabilities	45,253	16,364
Future purchase commitment and contingent consideration liabilities	12,048	13,681
Deferred tax liabilities	11,674	14,962
Unrecognized tax benefits	11,187	11,187
Financial instruments sold, not yet purchased	3,481	976
Other	20,627	23,514
Total Other liabilities	$121,447	$97,563

7.              SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

The Company had outstanding Long-term obligations as of March 31, 2012 and December 31, 2011 as follows:

		March 31,	December 31,
	Maturity Date	2012	2011
Long-term obligations:
8.375% Senior Notes	July 2018	$250,000	$250,000

8.375% Senior Notes

In July 2011, the Company issued $250,000 in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due 2018 in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended (the “Securities Act”).  The notes were priced to investors at 100% of their principal amount, and mature in July 2018. Interest on these notes accrues at a rate of 8.375% per annum and is payable, commencing in January 2012, semi-annually in arrears on the 19th of January and July. Transaction costs of approximately $9,100 related to the 8.375% Senior Notes will be deferred and amortized over the term of the notes. On December 21, 2011, the Company completed an exchange offer for the 8.375% Senior Notes whereby it exchanged $250,000 in aggregate principal amount of the 8.375% Senior Notes for 8.375% Senior Notes that are registered under the Securities Act. At March 31, 2012 and December 31, 2011, unamortized deferred financing fees related to the 8.375% Senior Notes of $8,183 and $8,552, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

As a result of the Offering, the available borrowing capacity under the Credit Agreement decreased from $200,000 to approximately $129,500.  Pursuant to the terms of the Credit Agreement, following the redemption of the 7.17% Senior Notes, the lenders released all of the security supporting the Credit Agreement and the Company is no longer required to secure amounts outstanding under the Credit Agreement with any of its assets or the assets of the Company’s subsidiaries.

The Company had outstanding borrowings under its Credit Agreement as of March 31, 2012 and December 31, 2011 as follows:

	March 31,	December 31,
	2012	2011
Loans Available (1)	$129,500	$129,500
Loans Outstanding	$—	$—

(1)          Amounts available include up to $50,000 for letters of credit as of March 31, 2012 and December 31, 2011.

The Company’s commitments for outstanding letters of credit relate to potential collateral requirements associated with its matched principal business. Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

At March 31, 2012 and December 31, 2011, unamortized deferred financing fees related to the Credit Agreement were $1,521 and $1,738, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at March 31, 2012 and December 31, 2011.

8.              STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management provided that such amounts do not exceed, during any calendar year, the number of shares issued upon exercise of stock options plus the number of shares underlying grants of RSUs that are granted during such calendar year, or which management reasonably anticipates will be granted in such calendar year. During the three months ended March 31, 2012, the Company repurchased 225,000 shares of its common stock on the open market at an average price of $3.86 per share for a total cost of $876, including sales commissions. During the three months ended March 31, 2011, the Company repurchased 650,000 shares of its common stock on the open market at an average price of $5.09 per share for a total cost of $3,330, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statement of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

During the three months ended March 31, 2012 and 2011, the Company reissued 333,786 and 69,294 shares of its Treasury stock, respectively, in relation to the settlement of vested RSUs. The reissuance of these shares is accounted for as a reduction of Treasury stock on a first-in, first-out basis. The total amounts reduced from Treasury stock relating to the settlement of RSUs during the three months ended March 31, 2012 and 2011 were $6,499 and $1,235, respectively.

On March 30, 2012 and March 31, 2011, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,897 and $6,100, respectively. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

9.              EARNINGS PER SHARE

Basic earnings per share for common stock is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the sum of: (i) the weighted average number of shares outstanding, (ii) outstanding stock options and RSUs (using the “treasury stock” method when the impact of such options and RSUs would be dilutive), and (iii) any contingently issuable shares when dilutive.

Basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Basic earnings per share
GFI’s net income	$4,792	$6,746
Weighted average common shares outstanding	115,498,177	119,524,627
Basic earnings per share	$0.04	$0.06
Diluted earnings per share
GFI’s net income	$4,792	$6,746
Weighted average common shares outstanding	115,498,177	119,524,627
Effect of dilutive options, RSUs, restricted stock, and other contingently issuable shares	9,851,962	8,684,480
Weighted average shares outstanding and common stock equivalents	125,350,139	128,209,107
Diluted earnings per share	$0.04	$0.05

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following: 5,130,257 RSUs and 77,476 options for the three months ended March 31, 2012 and 4,083,752 RSUs and 96,424 options for the three months ended March 31, 2011.

10.       SHARE-BASED COMPENSATION

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

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of March 31, 2012, there were 6,400,955 shares of common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

Modified RSUs are reflected as cancellations and grants in the summary of RSUs below.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the three months ended March 31, 2012:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2011	17,957,726	$4.84
Granted	5,022,478	3.76
Vested	(4,471,742)	4.69
Cancelled	(101,604)	5.92
Outstanding March 31, 2012	18,406,858	$4.58

The weighted average grant-date fair value of RSUs granted for the three months ended March 31, 2012 was $3.76 per unit, compared with $5.02 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended March 31,
	2012	2011
Compensation expense	$9,052	$7,492
Income tax benefits	$2,756	$1,948

At March 31, 2012, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $72,289 and is expected to be recognized over a weighted-average period of 2.19 years. The total fair value of RSUs vested during the three months ended March 31, 2012 and 2011 was $20,972 and $16,095, respectively.

As of March 31, 2012, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet Inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. In addition to these terms, both the GFI Group 2002 Plan and the GFInet 2000 Plan contained events that had to occur prior to any options becoming exercisable. Under both plans, the options became exercisable upon the completion of the Company’s initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company’s common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of option grants under such plans.

During the three months ended March 31, 2012 there were no stock option transactions under the GFI Group 2002 Plan or GFInet 2000 Plan. The following is a summary of stock options outstanding under both the GFI Group 2002 Plan and the GFInet 2000 Plan as of March 31, 2012:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding March 31, 2012	585,748	$3.28	16,844	$2.97

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

During the three months ended March 31, 2011, there were 2,104 stock options that were exercised and 12,736 stock options that expired under the GFInet 2000 Plan and no stock options exercised or expired under under the GFI Group 2002 Plan.

11.       COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of March 31, 2012, the Company had total purchase commitments for market data of approximately $28,981, with $21,046 due within the next twelve months and $7,935 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $3,158 primarily related to network implementations in the U.S. and U.K., and $913 primarily related to hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $1,208 and fees for hosting and software licensing agreements of approximately $654 are due within the next twelve months.

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

Based on currently available information, the outcome of the Company’s outstanding matters are not expected to have a material adverse impact on the Company’s financial statements. However, the outcome of any such matters may be material to the Company’s results of operations or cash flows in a given period. It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of the Company’s outstanding matters will not significantly exceed any reserves accrued by the Company.

Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for counterparties. Revenues for these services are transaction based. As a result, the Company’s revenues will likely vary based upon the trading volumes of the securities, commodities, foreign exchange and derivative markets in which the Company provides its services.

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

12.       MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2011 Form 10-K. There have been no material changes to these risks during the three months ended March 31, 2012.

13.       FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following March 31, 2012, substantially all have settled at the contracted amounts. The Company’s marketable equity securities are recorded at fair value based on their quoted market price. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment. The Company’s debt obligations are carried at historical amounts.

The fair value of the Company’s Long-term obligations, categorized within Level 2 of the fair value hierarchy, was estimated using market rates of interest available to the Company for debt obligations of similar types as of March 31, 2012 and December 31, 2011 as follows:

	March 31,	December 31,
	2012	2011
Long-term obligations, at estimated fair value:
8.375% Senior Notes	$241,280	$231,250

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

Valuation Techniques

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis are as follows:

U.S. Treasury Securities - U.S. Treasury securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury securities are generally categorized in Level 1 of the fair value hierarchy.

Equity Securities - Equity securities include mostly exchange-traded corporate equity securities and are valued based on quoted market prices. Accordingly, exchange-traded equity securities are generally categorized in Level 1 of the fair value hierarchy.  Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Non-exchange traded equity securities are generally categorized within Level 2 of the fair value hierarchy.

Corporate Bonds — Corporate bonds are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Derivative Contracts — Derivative contracts include instruments such as foreign exchange, commodity, fixed income and equity derivative contracts.

Listed Derivative Contracts - Listed derivatives that are actively traded are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.

OTC Derivative Contracts - OTC derivative contracts include forwards, swaps, and options contracts related to foreign currencies. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be either observed or modeled using a series of techniques and model inputs from comparable benchmarks, including closed-form analytic formulas, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof.   Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. OTC derivative products valued by the Company using pricing models generally fall into this category and are categorized in Level 2 of the fair value hierarchy.

Equity warrants -  Non-exchange traded equity warrants are classified within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Convertible note receivable, available-for-sale — As discussed in Note 7, the Company exchanged its membership interest in a private company for a convertible senior secured promissory note in that company. This security is measured using valuation techniques involving quoted prices of or market data for comparable companies, including credit ratings, peer company ratios and discounted cash flow analyses. As the inputs used in estimating the fair value of this convertible debt security are both unobservable and significant to the overall fair value measurement of this asset, the asset is categorized within Level 3 of the fair value hierarchy.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Future Purchase Commitment - In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte’s earnings, such payment to be made following June 30, 2013. In applying the income approach, the Company assumed a 16.0% discount rate as of March 31, 2012 and December 31, 2011, respectively, and used forecasted financial information for Kyte for the remaining period ended June 30, 2013. As the inputs used in estimating the fair value of this future purchase commitment are both unobservable and significant to the overall fair value measurement of this liability, the liability is categorized in Level 3 of the fair value hierarchy.

Contingent Consideration —The category consists primarily of contingent consideration related to the acquisition of a retail energy brokerage business, completed on November 1, 2009. This contingent liability is remeasured at fair value and is based on estimated future collections of accounts receivable of the business over approximately the next two years. As the inputs used in estimating the fair value of this contingent consideration are both unobservable and significant to the overall fair value measurement of this liability, the liability is categorized in Level 3 of the fair value hierarchy.

In the three months ended March 31, 2012 and March 31, 2011, the Company did not have any transfers amongst Level 1, Level 2, and Level 3.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Financial Assets and Liabilities measured at fair value on a recurring basis as of March 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Assets
Receivables from brokers, dealers and clearing organizations:
U.S. Treasury securities	$500	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$556	$147	$—	$703
Derivative contracts:
Foreign exchange derivative contracts	$19	$77,889	$—	$77,908
Fixed income derivative contracts	3,580	—	—	3,580
Equity derivative contracts	7,368	—	1,621	8,989
Netting (1)	(10,395)	(75,869)	—	(86,264)
Total derivative contracts	$572	$2,020	$1,621	$4,213
Total financial instruments owned	$1,128	$2,167	$1,621	$4,916
Other assets: Investments:
Equity security, available-for-sale	$2,864	$—	$—	$2,864
Convertible note receivable, available-for-sale	—	—	2,662	2,662
Total	$4,492	$2,167	$4,283	$10,942

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$277	—	—	$277
Foreign government bonds	$2,135	—	—	$2,135
Derivative contracts:
Foreign exchange derivative contracts	$22	$76,933	$—	$76,955
Fixed income derivative contracts	3,169	—	—	3,169
Equity derivative contracts	7,206	—	—	7,206
Netting (1)	(10,394)	(75,867)	—	(86,261)
Total derivative contracts	$3	$1,066	$—	$1,069
Total financial instruments sold, not yet purchased	$2,415	$1,066	$—	$3,481
Other liabilities: Future purchase commitment	$—	$—	$11,104	$11,104
Other liabilities: Contingent consideration	$—	$—	$944	$944
Total	$2,415	$1,066	$12,048	$15,529

(1)                                 Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long and short derivative contracts related to exchange traded futures and options in the amount of $1 and $360 which are included within Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2011 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Assets
Receivables from brokers, dealers and clearing organizations:
U.S. Treasury securities	$500	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$480	$208	$—	$688
Derivative contracts:
Foreign exchange derivative contracts	$16	$185,933	$—	$185,949
Fixed income derivative contracts	1,628	—	—	1,628
Equity derivative contracts	1,453	—	1,937	3,390
Netting (1)	(1,210)	(183,581)	—	(184,791)
Total derivative contracts	$1,887	$2,352	$1,937	$6,176
Total financial instruments owned	$2,367	$2,560	$1,937	$6,864
Other assets: Investments:
Equity security, available-for-sale	$2,901	$—	$—	$2,901
Convertible note receivable, available-for-sale	$—	$—	$5,362	$5,362
Total	$5,768	$2,560	$7,299	$15,627

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$129	$22	$—	$151
Derivative contracts:
Foreign exchange derivative contracts	$7	$184,354	$—	$184,361
Fixed income derivative contracts	384	—	—	384
Equity derivative contracts	819	—	—	819
Netting (1)	(1,210)	(183,529)	—	(184,739)
Total derivative contracts	$—	$825	$—	$825
Total financial instruments sold, not yet purchased	$129	$847	$—	$976
Other liabilities: Future purchase commitment	$—	$—	$12,562	$12,562
Other liabilities: Contingent consideration	$—	$—	$1,119	$1,119
Total	$129	$847	$13,681	$14,657

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases		Issuances	Sales	Settlements	Ending Balance at March 31, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2012

Other assets: Financial instruments owned:
Equity derivative contracts	$1,937	$(316)	$—	$		$—	$—	$—	$1,621	$(316)
Other assets: Other:
Convertible note receivable, available-for- sale	$5,362	$(2,700)	$—		$—	$—	$—	$—	$2,662	$(2,700)

Liabilities
Other liabilities: Future purchase commitment:	$12,562	$1,827	$(369)		$—	$—	$—	$—	$11,104	$1,827
Other liabilities: Contingent consideration:	$1,119	$—	$—		$—	$—	$—	$(175)	$944	$—

(1)             Realized and unrealized gains (losses) are reported in Other income in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months March 31, 2011 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at March 31, 2011	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2011
Liabilities
Other liabilities: Future purchase commitment:	$19,604	$(731)	$(550)	$—	$—	$—	$—	$20,885	$(731)
Other liabilities: Contingent consideration:	$2,811	$—	$—	$—	$—	$—	$(139)	$2,672	$—

(1)             Realized and unrealized gains (losses) are reported in Other income (loss) in the Condensed Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 Assets and Liabilities measured at fair value on a recurring basis.

	Fair Value as of March 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$1,621	Black-Scholes-Merton Model	Expected volatility	55%
			Estimated share price	$0.07

Convertible note receivable, available-for-sale	$2,662	Discounted cash flow	Estimated credit spread	19%

		Black-Scholes-Merton Model	Expected volatility	45%
			Estimated price per convertible unit	(b )

Liabilities
Future purchase commitment	$11,104	Present value of expected payments	Discount rate	16%

			Forecasted financial information	(c )

(a)   As of March 31, 2012, each asset and liability type consists of one security.

(b)   To determine the estimated price per convertible unit, the Company estimated the fair value of a non-controlling minority interest in the entity utilizing a discounted cash flow, appropriate discount rate and combined discount for lack of control and marketability.

(c)   The Company’s future purchase commitment is based on Kyte’s projected earnings through June 30, 2013. In estimating the fair value, the Company utilized post-tax earnings for the remaining period through June 30, 2012.

Valuation Processes—Level 3 Measurements—Depending on the instrument, the Company utilizes a valuation technique, including discounted cash flow methods, option pricing methods and present value methods, as indicated above.  Valuations are generally conducted by the Company, with consultation of a third-party valuation expert to develop the valuation model when the asset or liability is initially recorded. Each reporting period, the Company updates unobservable inputs utilizing relevant published information, where applicable. The Company has a formal process to review changes in fair value for satisfactory explanation.

Sensitivity Analysis—Level 3 Measurements

Equity derivative contracts - The significant unobservable inputs used in the fair value of the Company’s equity derivative contracts are the expected volatility and an estimated share price. Significant increases (decreases) in expected volatility or estimated share price would result in a higher (lower) fair value measurement.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Convertible note receivable, available-for-sale - The significant unobservable inputs used in the fair value of the Company’s convertible note receivable, available-for-sale, are an estimated credit spread, expected volatility and the estimated price per convertible unit. Significant increases (decreases) in expected volatility or estimated price per convertible unit would result in a higher (lower) fair value measurement. Significant increases (decreases) in the estimated credit spread would result in a lower (higher) fair value measurement.

Future purchase commitment - The significant unobservable inputs used in the fair value of the Company’s future purchase commitment for the residual 30% equity interest in Kyte are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would result in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would result in a higher (lower) fair value measurement.

For all significant unobservable inputs used in the fair value measurement of all Level 3 assets and liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other.

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of March 31, 2012 and December 31, 2011, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

For certain derivative contracts, the Company has entered into agreements with counterparties that allow for the netting of positions. The Company reports these derivative contracts on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Fair values of derivative contracts on a gross basis as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets (1)	Derivative Liabilities (2)	Derivative Assets (1)	Derivative Liabilities (2)
Foreign exchange derivative contracts	$77,932	$76,977	$185,984	$184,387
Commodity derivative contracts	9,126	9,263	13,178	12,190
Fixed income derivative contracts	6,362	6,252	4,113	2,904
Equity derivative contracts	9,766	7,907	3,600	866
Total fair value of derivative contracts	$103,186	$100,399	$206,875	$200,347
Counterparty netting	(98,972)	(98,970)	(199,574)	(199,522)
Total fair value	$4,214	$1,429	$7,301	$825

(1)        Reflects futures and options on futures contracts within Receivables from brokers, dealers and clearing organizations and options and forwards contracts within Other assets.

(2)        Reflects futures and options on futures contracts within Payables to brokers, dealers and clearing organizations and options and forwards contracts within Other liabilities.

As of March 31, 2012 and December 31, 2011, the Company had outstanding forward foreign exchange contracts with a combined notional value of $120,966 and $128,197, respectively. Approximately $33,358 and $32,743 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at March 31, 2012 and December 31, 2011, respectively. The remaining contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Long	Short	Long	Short
Foreign exchange derivative contracts	$7,103,112	$6,946,223	$9,967,442	$9,976,475
Commodity derivative contracts	148,626	145,980	512,233	513,245
Fixed income derivative contracts	4,373,333	4,878,325	3,119,363	3,195,903
Equity derivative contracts	78,680	69,078	31,959	6,605

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Foreign exchange derivative contracts	(1)	$97	$(5,858)
Commodity derivative contracts	Principal transactions	5,220	2,621
Fixed income derivative contracts	Principal transactions	3,003	5,441
Equity derivative contracts	(2)	(91)	2,666

(1)   For the three months ended March 31, 2012, approximately $917 of gains on foreign exchange derivative contracts were included within Total brokerage revenues and approximately $820 of losses on foreign exchange derivative contracts were included within Other income (loss). For the three months ended March 31, 2011, approximately $7,081 of losses on foreign exchange derivative contracts were included within Other income (loss) and approximately $1,223 of gains on foreign currency options were included within Principal transactions.

(2)   For the three months ended March 31, 2012, approximately $316 of losses on equity derivative contracts were included within Other income (loss) and approximately $225 of gains on equity derivative contracts were included within Principal transactions. For the three months ended March 31, 2011, approximately $2,666 of gains on equity derivative contracts were  included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

15. VARIABLE INTEREST ENTITIES

Non-consolidated Variable Interest Entities

The Company holds interests in certain variable interest entities (“VIEs”) that it does not consolidate, as it determined that the Company is not the primary beneficiary. The Company’s involvement with such VIEs is in the form of direct equity interests and a convertible note. The VIEs include an independent brokerage firm with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities, a commodity pool operator and an investment fund manager. As of March 31, 2012 and December 31, 2011, assets recognized in the Condensed Consolidated Statements of Financial Condition related to the Company’s interests in these non-consolidated VIEs were $7,468 and $10,640, respectively, and are reflected in Other assets. The Company has not recorded any liabilities with respect to VIEs that are not consolidated. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of March 31, 2012 and December 31, 2011 was $7,468 and $10,640, respectively. As of March 31, 2012 and December 31, 2011, the maximum exposure to loss represented assets recognized by the Company in the form of equity method investments and a convertible note.

Consolidated Variable Interest Entities

The Company holds one interest in a VIE that it consolidates. In December 2010, Kyte invested in a limited company, which is focused on developing a proprietary trading business. This company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance.

16.    REGULATORY REQUIREMENTS

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

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”).

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of March 31, 2012:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$12,903	$47,427	$60,188	$15,239	$5,750	$1,408
Minimum regulatory capital required	250	25,793	31,639	7,636	2,666	386
Excess regulatory capital	$12,653	$21,634	$28,549	$7,603	$3,084	$1,022

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Certain of the Company’s material operating subsidiaries are subject to other financial requirements as set forth below:

GFI Securities Limited’s Japanese branch is subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch is required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (or approximately $604). GFI Securities Limited’s Japanese branch is also subject to the FIEL’s net capital rule. At March 31, 2012, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements.

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $644).  At March 31, 2012, GFI (HK) Brokers Ltd. had stockholders’ equity of 29,740 Hong Kong dollars (or approximately $3,831), which exceeded the minimum requirement by 24,740 Hong Kong dollars (or approximately $3,187).

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,395), measured annually. At March 31, 2012, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 19,897 Singapore dollars (or approximately $15,886).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,415). At March 31, 2012, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 6,302,460 Korean Won (or approximately $5,566).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. In addition to the requirements set forth above, certain of the Company’s other subsidiaries are subject to minimum net capital, minimum stockholders’ equity or similar requirements of the jurisdictions in which they operate. The Company was in compliance with all of these requirements at March 31, 2012 and December 31, 2011.

17.    SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with ASC 280-10, Segment Reporting (“ASC 280-10”) and based on the nature of the Company’s operations, products and services in each geographic region, the Company determined that it has four operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage, and (iv) Clearing and Backed Trading. The Company’s brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Additionally, in accordance with criteria in ASC 280-10, the Company presents its operating segments as five reportable segments: the four operating segments described above and “All Other.” The All Other segment captures costs that are not directly assignable to one of the operating segments, primarily consisting of the Company’s corporate business activities and operations from software, analytics and market data.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on income (loss) before income taxes, which it defines as revenues less direct expenses. Revenues within each brokerage segment include revenues that are directly related to providing brokerage services along with interest and other income directly attributable to the operating segment. Revenues within the Clearing and Backed Trading segment primarily include revenues that are directly related to providing clearing services along with the Company’s share of profit (loss) on trading activity from capital investments. Direct expenses of the operating segments are those expenses that are directly related to providing the brokerage or clearing services and trading activities of the operating segments and include compensation expense related to the segment management and staff, communication and market data, travel and promotion, and certain professional fees and other expenses that are directly incurred by the operating segments. However, the Company does not allocate to its operating segments certain expenses which it manages separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest on borrowings and other expenses and are included in the results below under “All Other” in the reconciliation of operating results. Management generally does not consider the unallocated costs in its measurement of the four operating segments’ performance.

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended March 31, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$82,415	$100,463	$21,103	$38,463	$17,731	$260,175
Revenues, net of interest and transaction-based expenses	78,920	97,612	21,085	10,914	18,117	226,648
Income (loss) before income taxes	23,241	28,569	4,188	233	(48,512)	7,719

	Three Months Ended March 31, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$77,472	$109,823	$22,576	$42,203	$9,376	$261,450
Revenues, net of interest and transaction-based expenses	73,551	106,954	22,560	14,696	9,689	227,450
Income (loss) before income taxes	20,050	32,894	5,683	1,232	(49,583)	10,276

In addition, with the exception for goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 5 for goodwill by reportable segment.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

For the three months ended March 31, 2012 and 2011, the U.K. is the only individual foreign country that accounts for 10% or more of the total sales and total long-lived assets. Information regarding revenue for the three month ended March 31, 2012 and 2011, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of March 31, 2012 and December 31, 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Revenues:
United States	$80,732	$74,008
United Kingdom	122,278	131,353
Other	57,165	56,089
Total	$260,175	$261,450

	Three Months Ended March 31,
	2012	2011
Revenues, net of interest and transaction-based expenses:
United States	$78,694	$71,477
United Kingdom	93,373	102,793
Other	54,581	53,180
Total	$226,648	$227,450

	March 31, 2012	December 31, 2011
Long-lived Assets, as defined:
United States	$50,551	$50,993
United Kingdom	11,671	12,018
Other	5,644	5,846
Total	$67,866	$68,857

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

18.    SUBSEQUENT EVENTS

In April 2012, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on May 31, 2012 to shareholders of record on May 15, 2012.

On April 23, 2012, Standard & Poor’s lowered its credit rating on the Company’s 8.375% Senior Notes one notch to BB+, which will increase the Company’s applicable per annum interest, effective July 19, 2012, by 25 basis points, equating to $625,000 in additional interest expense per annum.

As discussed in Note 6, the Company has a convertible senior secured promissory note in an independent brokerage firm with a proprietary trading platform. On April 2, 2012, the Company modified its Note by reducing its face value from $14,059 to $5,000 and changing the percentage of membership interests the Note may be converted into, which may vary depending on certain future circumstances.

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

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•                  the risks and other factors described under the heading “Risk Factors” and elsewhere in this Form 10-Q and in our 2011 Form 10-K;

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

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  Volatility, as measured by The Chicago Board Options Exchange Volatility Index (“VIX”), continued to decline throughout the first quarter of 2012 and, on average, was lower compared to the same period in 2011. We believe several of the markets in which we operate continue to experience a prolonged period of slow trading volumes resulting from sluggish global economic conditions, regulatory and political uncertainty and continued European sovereign debt concerns.

Recent Growth or Decline in Underlying Markets

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

Futures exchanges, in many cases, reported year-over-year declines in the first quarter of 2012. The CME Group, Inc. (“CME”) reported an 11% decrease in average daily volumes and IntercontinentalExchange, Inc. (“ICE”) reported a 3% decrease in the average daily volume of its futures products and a 20% increase in the average daily commissions from its OTC energy products, in the first quarter of 2012 as compared to the first quarter of 2011. Revenues from ICE’s credit default swap trade execution, processing and clearing businesses were up 2% as compared to the first quarter of 2011.  CME’s interest rates, equity indexes and foreign exchange futures products were down 13%, 18% and 12%, respectively, from the first quarter of 2011.  We believe that the broader OTC and exchange derivative markets have also experienced declining volumes year over year.

According to the Bank of International Settlements (“BIS”), as of June 30, 2011, the latest period reported, the size of the global OTC derivative markets, as measured by notional amounts outstanding, rose by 17.7% sequentially to $707.6 trillion in the first half of 2011 from $601.0 trillion in the second half of 2010, and 21.4% year-over-year from $582.7 trillion in the first half of 2010.  This compares to growth rates of 9.6% and 21.6% sequentially and year-over-year, respectively, for notional amounts outstanding in the exchange traded derivative markets over the same periods.  OTC Interest rate and foreign exchange notional amounts outstanding grew 22.6% and 21.7%, respectively, year-over-year while credit default swaps grew at a lower rate of 7.1%.  The interest rate and foreign exchange growth comes largely from currency swaps and interest rate swaps, respectively, while the growth rate in the notional amount of credit default swaps outstanding was accelerated by growth in multi-name (index) products.  BIS statistics indicating whether the overall size of these derivative markets grew or declined in the first quarter of 2012 are not yet available.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage and technology development personnel with extensive experience in the specialized markets we serve. We currently compete for the services of productive brokers with other wholesale market participants. While the demand for productive brokers has remained strong over the last few years, we believe such demand has begun to lessen as the wholesale brokerage industry has been impacted by slower trading volumes and sluggish trading conditions in certain of the markets we serve. However, the consolidation and personnel layoffs by dealers, hedge funds and other market participants over the last few years, as well as dealers exiting proprietary trading operations, has increased competition to provide brokerage services to a smaller number of market participants in the near term.

In addition, we believe the continuing global regulatory overhaul of many of the markets in which we provide our services led to uncertainty that continued in the first quarter of 2012 and resulted in lower trading volumes and fewer participants in these markets. Regulators and legislators in the U.S. and abroad have proposed and, in some instances, adopted a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities (“SEF”) and the required or increased use of electronic trading system technologies.  We believe that the new and proposed regulations have not eliminated the uncertainty that has persisted in many OTC derivatives markets since the start of the financial crisis.

We are optimistic that unfolding regulatory reform, including requirements for enhanced regulatory transparency, central clearing and efficient execution, will benefit and eventually grow the global derivatives markets. We remain confident that our business will qualify in the U.S. as a SEF, and in Europe as an Organized Trading Facility. Over the past year, we believe that several of our hybrid electronic trading platforms built upon their past successes and became more engrained in customer work-flows, which will enable us to more readily adjust to the new financial regulations.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three month period ended March 31, 2012:

Our total revenues decreased 0.5% to $260.2 million for  the three months ended March 31, 2012 from $261.5 million for the three months ended March 31, 2011. The main factors contributing to this decrease in our revenues were:

•                 Decreased market volatility and trading activity in several of the derivative markets in which we provide our services due to, among other reasons, sluggish global economic conditions, European sovereign debt concerns and political uncertainty;

•                  Lower equity trading volumes in the U.S. and EMEA;

•                  The closure of certain brokerage desks as part of our restructuring in the fourth quarter of 2011 and the turnover of our brokerage staff in the normal course of business; and

•                  Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets, especially in North America and Europe.

Offsetting these factors were positive factors that affected our brokerage and other revenues, including:

•                  Increased trading activity in certain U.S. commodity products in which we have a leading market share;

•                  Contributions from investments in new brokerage businesses in certain financial and commodity products, including the opening of our office in Switzerland;

•                  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue;

•                  Increased use of our electronic matching sessions and hybrid electronic trading systems by our customers; and

•                  Lower realized and unrealized losses related to forward hedges of future foreign currency revenues.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and benefits expense decreased 2.3% to $155.8 million for the three months ended March 31, 2012 from $159.5 million for the three months ended March 31, 2011.

Our compensation and employee benefits for all employees have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, their bonus constitutes a significant component of their overall compensation. Broker performance bonus expense decreased to $57.2 million for the three months ended March 31, 2012 from $66.7 million for the three months ended March 31, 2011.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”) and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Compensation expense resulting from the amortization of broker sign-on and retention bonus payments increased to $8.6 million for the three months ended March 31, 2012 from $7.4 million for the three months ended March 31, 2011.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated. Beginning in the second quarter ended June 30, 2011, we changed the name of the income statement line item “Equity in earnings of unconsolidated brokerage businesses” to “Equity in net earnings of unconsolidated businesses”.  Additionally, we have reclassified amounts previously presented in the “Other expenses” line item into “Equity in net earnings of unconsolidated businesses.” These changes have been applied to all periods presented. See Note 2 to our Consolidated Financial Statements in Part I-Item 1 for further discussion.:

	Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Revenues
Agency commissions	$144,580	$147,483
Principal transactions	62,588	70,487
Total brokerage revenues	207,168	217,970
Clearing services revenues	28,127	27,670
Interest income from clearing services	521	342
Equity in net earnings of unconsolidated businesses	1,420	926
Software, analytics and market data	19,999	17,088
Other income (loss)	2,940	(2,546)
Total revenues	260,175	261,450
Interest and transaction-based expenses
Transaction fees on clearing services	26,962	27,069
Transaction fees on brokerage services	6,125	6,605
Interest expense from clearing services	440	326
Total interest and transaction-based expenses	33,527	34,000
Revenues, net of interest and transaction-based expenses	226,648	227,450
Expenses
Compensation and employee benefits	155,778	159,481
Communications and market data	15,666	15,071
Travel and promotion	10,089	10,203
Rent and occupancy	6,792	5,873
Depreciation and amortization	9,148	9,874
Professional fees	6,168	7,103
Interest on borrowings	6,815	2,936
Other expenses	8,473	6,633
Total other expenses	218,929	217,174
Income before provision for income taxes	7,719	10,276
Provision for income taxes	2,779	2,672
Net income before attribution to non-controlling shareholders	4,940	7,604
Less: Net income attributable to non-controlling interests	148	858
GFI’s net income	$4,792	$6,746

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Revenues
Agency commissions	63.8%	64.8%
Principal transactions	27.6	31.0
Total brokerage revenues	91.4	95.8
Clearing services revenues	12.4	12.2
Interest income from clearing services	0.2	0.1
Equity in earnings of unconsolidated brokerage businesses	0.6	0.4
Software, analytics and market data	8.8	7.5
Other income (loss)	1.4	(1.1)
Total revenues	114.8	114.9
Interest and transaction-based expenses
Transaction fees on clearing services	11.9	11.9
Transaction fees on brokerage services	2.7	2.9
Interest expense from clearing services	0.2	0.1
Total interest and transaction-based expenses	14.8	14.9
Revenues, net of interest and transaction-based expenses	100.0%	100.0%
Expenses
Compensation and employee benefits	68.7	70.1
Communications and market data	6.9	6.6
Travel and promotion	4.5	4.5
Rent and occupancy	3.0	2.6
Depreciation and amortization	4.0	4.4
Professional fees	2.7	3.1
Interest on borrowings	3.0	1.3
Other expenses	3.8	2.9
Total other expenses	96.6	95.5
Income before provision for income taxes	3.4	4.5
Provision for income taxes	1.2	1.2
Net income before attribution to non-controlling shareholders	2.2	3.3
Less: Net income attributable to non-controlling interests	0.1	0.4
GFI’s net income	2.1%	2.9%

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net Income

GFI’s net income for the three months ended March 31, 2012 was $4.8 million as compared to $6.7 million for the three months ended March 31, 2011, a decrease of $1.9 million. Total revenues decreased by $1.3 million, or 0.5%, to $260.2 million for the three months ended March 31, 2012, from $261.5 million for the same period in the prior year. The decrease in total revenues for the three months ended March 31, 2012 was primarily due to lower brokerage revenues, which decreased $10.8 million, or 5.0%, primarily due to the factors set forth above under the “Financial Overview” section. The decrease in brokerage revenues was offset by an increase of $2.9 million, or 17.0%, in software, analytics and market data revenues due largely to the strong performance of our Trayport subsidiary and an increase of $5.5 million in other income, which is discussed in more detail below under the section “Other Revenues.”

Total interest and transaction-based expenses decreased by $0.5 million, to $33.5 million for the three months ended March 31, 2012 from $34.0 million for the three months ended March 31, 2011. The decrease was primarily related to a $0.5 million decrease in transaction fees related to brokerage services, which was primarily due to a decrease in the number of matched principal transactions we executed and the mix of brokerage revenue by product type.

Total expenses other than interest and transaction-based expenses increased by $1.7 million, or 0.8%, to $218.9 million for the three months ended March 31, 2012 from $217.2 million for the three months ended March 31, 2011.  The increase in total other expenses was largely attributable to increased interest on borrowings due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes (“8.375% Senior Notes”) and an increase in other expenses due to a $2.7 million impairment of an available-for-sale security. The increase was partially offset by decreased compensation and employee benefits expense, which resulted from lower performance bonus expense as a result of lower brokerage revenues.

Revenues

The following table sets forth the changes in revenues for the three months ended March 31, 2012 as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2012	%*	2011	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$61,511	27.1%	$71,507	31.4%	(9,996)	(14.0)%
Equity	37,533	16.6	48,157	21.2	(10,624)	(22.1)
Financial	50,155	22.1	48,505	21.3	1,650	3.4
Commodity	57,969	25.6	49,801	21.9	8,168	16.4
Total brokerage revenues	207,168	91.4	217,970	95.8	(10,802)	(5.0)
Clearing services revenues	28,127	12.4	27,670	12.2	457	1.7
Other revenues	24,880	11.0	15,810	6.9	9,070	57.4
Total revenues	260,175	114.8	261,450	114.9	(1,275)	(0.5)
Interest and transaction-based expenses	33,527	14.8	34,000	14.9	(473)	(1.4)
Revenues, net of interest and transaction-based expenses	$226,648	100.0%	$227,450	100.0%	$(802)	(0.4)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Brokerage Revenues —We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended March 31, 2012 as compared to the same period in 2011.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 10% for the three months ended March 31, 2012, as compared to the same period from the prior year.

•                  The decrease in fixed income product brokerage revenues of $10.0 million, or 14.0%, in 2012 as compared with the same period in 2011 was primarily attributable to a 27.5% decrease in revenues from fixed income derivative products. This decrease in revenues from fixed income derivative products was due, in large part, to lower revenues in Europe and Asia, including our Kyte subsidiary. Our fixed income product brokerage personnel headcount decreased by 4 to 336 employees at March 31, 2012 from 340 employees at March 31, 2011.

•                  The decrease in equity product brokerage revenues of $10.6 million, or 22.1%, in 2012 as compared with 2011 was primarily attributable to reduced cash equity and equity derivative trading volumes in North America and Europe. Our equity product brokerage personnel headcount decreased by 34 to 219 employees at March 31, 2012 from 253 employees at March 31, 2011.

•                  The increase in financial product brokerage revenues of $1.7 million, or 3.4%, in 2012 was primarily attributable to the opening of our office in Switzerland, which contributed $3.3 million. Our financial product headcount increased by 83 to 399 employees at March 31, 2012 from 316 employees at March 31, 2011.

•                  The increase in commodity product brokerage revenues of $8.2 million, or 16.4%, in 2012 was primarily attributable to strong performances of our existing power and natural gas businesses in the Americas. We also benefited from investments in new brokerage businesses in our commodity product category in the U.S. and Europe. Our commodity product brokerage personnel headcount increased by 12 to 310 employees at March 31, 2012 from 298 employees at March 31, 2011.

Clearing Services Revenue

•                  These revenues are entirely related to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses. Clearing services revenues increased by $0.5 million, or 1.7%, in the first quarter of 2012 compared to the same period in 2011 due to variations in the mix of products and exchanges utilized by our new and existing clearing service customers partially offset by a market-wide decrease in trading volumes.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the three months ended March 31,
	2012	2011
Software, analytics and market data	$19,999	$17,088
Equity in net earnings of unconsolidated businesses	1,420	926
Remeasurement of foreign currency transactions and balances	(673)	2,244
Net realized and unrealized losses from foreign currency hedges	(821)	(7,081)
Interest income on short-term investments	159	347
Interest income from clearing services	521	342
Other	4,275	1,944
Total other revenues	$24,880	$15,810

•                  Other revenues increased by $9.1 million in the first quarter of 2012 to $24.9 million from $15.8 million in the same period in 2011. This increase was largely related to (i) a net increase of $6.3 million in net realized and unrealized gains related to hedges of certain non-U.S dollar assets, as well as hedges of current and anticipated revenues denominated in foreign currencies, (ii) an increase in our software, analytics and market data revenues of $2.9 million, which was primarily attributable to an increase in software revenues at our Trayport subsidiary, and (iii) a net increase of $2.3 million in Other, which was due, in part, to a $1.8 million gain related to the mark-to-market of the future purchase commitment to acquire the residual 30% equity interest in Kyte compared to a loss of $0.7 million in 2011. Partially offsetting this increase is a net decrease of $2.9 million related to the remeasurement of foreign currency transactions and balances. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

Interest and Transaction-Based Expenses

•                  Transaction fees on clearing services remained level in the first quarter of 2012 from the prior year first quarter. These costs are entirely related to the clearing operations of Kyte. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on behalf of its clients, which are mostly pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues increased to 4.1% for the three months ended March 31, 2012 as compared to 2.2% for the three months ended March 31, 2011 primarily due to variations in the mix of products and exchanges utilized by existing and new clearing service customers.

•                  The decrease in transaction fees on brokerage services of $0.5 million, or 7.3%, for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to the decline in the amount of business conducted by our cash equities brokerage businesses. Principal transactions are generally settled through third party clearing organizations that charge us a fee for their services. Transaction fees for cash fixed income principal transactions tend to be lower than for cash equity principal transactions. We also use the services of stock exchanges and floor brokers to assist in the execution of transactions. Fees paid to floor brokers and execution fees paid to exchanges in these circumstances are included in clearing fees.  In addition, transaction fees also include fees incurred in certain equity transactions executed on an agency basis.

Expenses

The following table sets forth the changes in expenses for the three months ended March 31, 2012 as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2012	%*	2011	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$155,778	68.7%	$159,481	70.1%	$(3,703)	(2.3)%
Communications and market data	15,666	6.9	15,071	6.6	595	3.9
Travel and promotion	10,089	4.5	10,203	4.5	(114)	(1.1)
Rent and occupancy	6,792	3.0	5,873	2.6	919	15.6
Depreciation and amortization	9,148	4.0	9,874	4.4	(726)	(7.4)
Professional fees	6,168	2.7	7,103	3.1	(935)	(13.2)
Interest in borrowings	6,815	3.0	2,936	1.3	3,879	132.1
Other expenses	8,473	3.8	6,633	2.9	1,840	27.7
Total other expenses	$218,929	96.6%	$217,174	95.5%	$1,755	0.8%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expenses of $3.7 million in the first quarter of 2012 was primarily attributable to lower broker performance bonus expense due to lower brokerage revenues, partially offset by increased salary expense due to increased headcount for brokers, back office and Trayport employees.

•                  Performance bonus expense represented 41.4% and 48.6% of total compensation and employee benefits expense for the three months ended March 31, 2012 and 2011, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus amortization, which includes the amortization of cash sign-on bonuses initially paid in prior periods, represented 6.3% and 6.0% of total compensation and employee benefits expense for the three months ended March 31, 2012 and 2011, respectively.

All Other Expenses

•                  The increase in interest on borrowings of $3.9 million is due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes, which led to greater borrowings outstanding and a higher average effective interest rate on long-term debt borrowings during the quarter ended March 31, 2012.

•                  The increase in other expenses of $1.8 million is due, in large part, to a $2.7 million impairment charge taken in the first quarter of 2012 related to an available-for-sale security partially offset by lower litigation expenses for the three months ended March 31, 2012 compared to the same period in the prior year.

•                  Our effective tax rate was 36.0% for the three months ended March 31, 2012 as compared to 26.0% for the same period in the prior year. The increase in the effective tax rate was primarily due to a shift in the geographic mix of our earnings to jurisdictions with higher tax rates, as well as the establishment of  valuation allowances against deferred tax assets in jurisdictions where we have determined they are unlikely to be utilized.

Results of Segment Operations

Based on the nature of our operations, products and services in each geographic region, we determined that we have four operating segments:(i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage, and (iv) Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Additionally, we present our operating segments as five reportable segments, which includes the four operating segments plus All Other. The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of our corporate business activities and operations from software, analytics and market data.

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended March 31, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$82,415	$100,463	$21,103	$38,463	$17,731	$260,175
Revenues, net of interest and transaction-based expenses	78,920	97,612	21,085	10,914	18,117	226,648
Other expenses	55,679	69,043	16,897	10,681	66,629	218,929
Income (loss) before income taxes	23,241	28,569	4,188	233	(48,512)	7,719

	Three Months Ended March 31, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$77,472	$109,823	$22,576	$42,203	$9,376	$261,450
Revenues, net of interest and transaction-based expenses	73,551	106,954	22,560	14,696	9,689	227,450
Other expenses	53,501	74,060	16,877	13,464	59,272	217,174
Income (loss) before income taxes	20,050	32,894	5,683	1,232	(49,583)	10,276

Segment Results for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Total Revenues

•                  Total revenues for Americas Brokerage increased $4.9 million, or 6.3%, to $82.4 million for the three months ended March 31, 2012 from $77.5 million for the three months ended March 31, 2011. Total revenues for EMEA Brokerage decreased $9.3 million, or 8.5%, to $100.5 million for the three months ended March 31, 2012 from $109.8 million for the three months ended March 31, 2011. Total revenues for Asia Brokerage decreased $1.5 million, or 6.6%, to $21.1 million for the three months ended March 31, 2012 from $22.6 million for the three months ended March 31, 2011. Total revenues for our three brokerage segments decreased by $5.9 million, or 2.8%, to $204.0 million for the three months ended March 31, 2012 from $209.9 million for the three months ended March 31, 2011. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.”

•                  Total revenues for Clearing and Backed Trading decreased $3.7 million, or 8.8%, to $38.5 million for the three months ended March 31, 2012 from $42.2 million for the three months ended March 31, 2011. The decrease is due, in large part, to a decrease of $5.0 million in revenues from principal transactions at our Kyte operations, primarily attributable to low market volatility as compared to the same period in the prior year.

•                  Total revenues from All Other increased by $8.3 million, or 88.3%, to $17.7 million for the three months ended March 31, 2012 from $9.4 million for the three months ended March 31, 2011. This increase was due, in large part, to (i) a $2.9 million increase in software, analytics and market data revenues, (ii) a $2.6 million increase in equity in earnings of unconsolidated businesses and (iii) a $2.9 million net increase in Other income (loss), primarily related to the mark-to-market of the future purchase commitment to acquire the residual 30% equity interest in Kyte.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased by $0.4 million,  or 5.9%, to $6.4 million for the three months ended March 31, 2012 from $6.8 million for the three months ended March 31, 2011. Total interest and transaction-based fees for our Clearing and Backed Trading segment remained consistent at $27.5 million for the three months ended March 31, 2012 and March 31, 2011.

Other Expenses

•                  Other expenses for Americas Brokerage increased $2.2 million, or 4.1%, to $55.7 million for the three months ended March 31, 2012 from $53.5 million for the three months ended March 31, 2011.  Other expenses for EMEA Brokerage decreased $5.0 million, or 6.8%, to $69.0 million for the three months ended March 31, 2012 from $74.0 million for the three months ended March 31, 2011.  Other expenses for Asia Brokerage remained consistent at $16.9 million for the three months ended March 31, 2012 and March 31, 2011. Total Other expenses for our three brokerage segments decreased by $2.8 million, or 1.9%, to $141.6 million for the three months ended March 31, 2012 from $144.4 million for the three months ended March 31, 2011. The decrease was due, in large part, to a decrease in compensation and employee benefits which is primarily attributable to lower broker performance bonus expense due to lower brokerage revenues as compared to the same period in the prior year.

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

•                  Other expenses for Clearing and Backed Trading decreased $2.8 million, or 20.7% to $10.7 million for the three months ended March 31, 2012 from $13.5 million for the three months ended March 31, 2011. The decrease was due, in large part, to a decrease in compensation and employee benefits which is primarily attributable to lower broker performance bonus expense due to lower brokerage revenues as compared to the same period in the prior year.

•                  Other expenses for All Other increased by $7.3 million, or 12.3%, to $66.6 million for the three months ended March 31, 2012 from $59.3 million for the three months ended March 31, 2011.  The increase was primarily due to an increase of $3.2 million in interest on borrowings due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes, an increase of $2.7 million in other expenses due to an impairment charge taken on an available-for-sale security, and an increase of $1.0 million in compensation and employee benefits due to increased headcount and salaries related to back office personnel.

Quarterly Results of Operations (Unaudited)

The following table sets forth, by quarter, our unaudited statement of operations data for the period from April 1, 2010 to March 31, 2012. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(dollars in thousands)
Revenues
Agency commissions	$144,580	$125,584	$151,446	$136,513	$147,483	$127,774	$125,011	$137,624
Principal transactions	62,588	48,907	61,711	54,475	70,487	49,064	49,677	56,526
Total brokerage revenues	207,168	174,491	213,157	190,988	217,970	176,838	174,688	194,150
Clearing services revenues	28,127	25,513	31,872	27,680	27,670	20,325	21,553	—
Interest income from clearing services	521	682	606	670	342	439	232	—
Equity in net earnings (loss) of unconsolidated businesses (1)	1,420	523	4,260	4,757	926	2,088	1,875	(92)
Software, analytics and market data	19,999	19,292	18,837	18,403	17,088	16,313	14,905	14,519
Other income (loss) (2)	2,940	13,829	7,230	1,233	(2,546)	6,235	(3,263)	919
Total revenues	260,175	234,330	275,962	243,731	261,450	222,238	209,990	209,496
Interest and transaction-based expenses
Transaction fees on clearing services	26,962	24,074	30,388	26,752	27,069	19,189	20,729	—
Transaction fees on brokerage services	6,125	5,184	6,673	6,079	6,605	6,348	5,887	7,554
Interest expense from clearing services	440	496	439	617	326	289	138	—
Total interest and transaction-based expenses	33,527	29,754	37,500	33,448	34,000	25,826	26,754	7,554
Revenues, net of interest and transaction-based expenses	$226,648	$204,576	$238,462	$210,283	$227,450	$196,412	$183,236	$201,942
Expenses
Compensation and employee benefits	155,778	161,068	159,980	146,839	159,481	139,131	133,345	141,109
Communications and market data	15,666	15,364	15,187	15,106	15,071	13,210	13,788	10,695
Travel and promotion	10,089	9,887	9,723	10,198	10,203	10,618	8,665	9,341
Rent and occupancy	6,792	6,481	6,322	5,988	5,873	5,860	5,867	5,255
Depreciation and amortization	9,148	9,278	9,990	9,801	9,874	9,552	8,851	7,844
Professional fees	6,168	7,772	6,866	5,672	7,103	6,050	7,055	6,247
Interest on borrowings	6,815	7,512	12,035	3,276	2,936	2,692	3,066	2,730
Other expenses (1)	8,473	14,244	9,353	5,573	6,633	8,604	5,984	4,342
Total other expenses	$218,929	$231,606	$229,456	$202,453	$217,174	$195,717	$186,621	$187,563
Income (loss) before provision for (benefit from) income taxes	7,719	(27,030)	9,006	7,830	10,276	695	(3,385)	14,379
Provision for (benefit from) income taxes	2,779	(4,945)	2,884	2,036	2,672	(3,759)	(1,050)	3,955
Net income (loss) before attribution to non-controlling stockholders	4,940	(22,085)	6,122	5,794	7,604	4,454	(2,335)	10,424
Less: Net income (loss) attributable to non-controlling interests	148	58	57	(357)	858	153	151	—
GFI’s net income (loss)	$4,792	$(22,143)	$6,065	$6,151	$6,746	$4,301	$(2,486)	$10,424

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Revenues
Agency commissions	63.8%	61.4%	63.5%	64.9%	64.8%	65.1%	68.2%	68.1%
Principal transactions	27.6	23.9	25.9	25.9	31.0	25.0	27.1	28.0
Total brokerage revenues	91.4	85.3	89.4	90.8	95.8	90.1	95.3	96.1
Clearing services revenues	12.4	12.5	13.4	13.2	12.2	10.4	11.8	—
Interest income from clearing services	0.2	0.3	0.3	0.3	0.1	0.2	0.1	—
Equity in net earnings (loss) of unconsolidated businesses (1)	0.6	0.3	1.8	2.3	0.4	1.0	1.0	(0.1)
Software, analytics and market data	8.8	9.3	7.8	8.7	7.5	8.3	8.1	7.2
Other income (loss) (2)	1.4	6.8	3.0	0.6	(1.1)	3.2	(1.7)	0.5
Total revenues	114.8	114.5	115.7	115.9	114.9	113.2	114.6	103.7
Interest and transaction-based expenses
Transaction fees on clearing services	11.9	11.8	12.7	12.7	11.9	9.8	11.3	—
Transaction fees on brokerage services	2.7	2.5	2.8	2.9	2.9	3.2	3.2	3.7
Interest expense from clearing services	0.2	0.2	0.2	0.3	0.1	0.2	0.1	—
Total interest and transaction-based expenses	14.8	14.5	15.7	15.9	14.9	13.2	14.6	3.7
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	68.7	78.7	67.1	69.8	70.1	70.9	72.8	69.9
Communications and market data	6.9	7.5	6.4	7.2	6.6	6.7	7.5	5.3
Travel and promotion	4.5	4.8	4.1	4.8	4.5	5.4	4.7	4.6
Rent and occupancy	3.0	3.2	2.7	2.8	2.6	3.0	3.2	2.6
Depreciation and amortization	4.0	4.5	4.2	4.7	4.4	4.9	4.8	3.9
Professional fees	2.7	3.8	2.9	2.7	3.1	3.1	3.8	3.1
Interest on borrowings	3.0	3.7	5.0	1.6	1.3	1.4	1.7	1.4
Other expenses (1)	3.8	7.0	3.9	2.7	2.9	4.2	3.3	2.1
Total other expenses	96.6	113.2%	96.3%	96.3%	95.5%	99.6%	101.8%	92.9%
Income (loss) before provision for (benefit from) income taxes	3.4	(13.2)	3.7	3.7	4.5	0.4	(1.8)	7.1
Provision from (benefit from) income taxes	1.2	(2.4)	1.2	1.0	1.2	(1.9)	(0.5)	2.0
Net income (loss) before attribution to non-controlling stockholders	2.2	(10.8)	2.5	2.7	3.3	2.3	(1.3)	5.1
Less: Net income (loss) attributable to non-controlling interests	0.1	0.0	0.0	(0.2)	0.4	0.1	0.1	—
GFI’s net income (loss)	2.1%	(10.8)%	2.5%	2.9%	2.9%	2.2%	(1.4)%	5.1%

(1)             Certain amounts related to equity in net earnings (losses) of unconsolidated businesses totaling $(1,448), $235, $243 and $(92) for the three months ended March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively, were previously presented in the “Other expenses” line item in the Consolidated Statements of Operations. In order to enhance transparency in the presentation of the Consolidated Statements of Operations, these amounts have been reclassified to the “Equity in net earnings (losses) of unconsolidated businesses” line item.

(2)             Interest income on short-term investments was previously presented in a line item called “Interest income” and has been combined into “Other (loss) income” to conform with current presentation. The amounts that were combined for interest income for each period presented above were as follows:

	September 30, 2010	June 30, 2010
	(dollars in thousands)
Interest income	$682	$77

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At March 31, 2012, we had $214.4 million of cash and cash equivalents compared to $245.9 million at December 31, 2011. Included in this amount are cash and cash equivalents held by subsidiaries outside of the United States as of March 31, 2012 and December 31, 2011totaled $165.2 million and $187.1 million, respectively. These amounts may be subject to additional income taxes in the event such cash and cash equivalents related to foreign earnings are repatriated to the United States.

We believe that, based on current levels of operations, our cash from operations, together with our current cash holdings and available borrowings under our credit agreement with Bank of America N.A. and certain other lenders (the “Credit Agreement”), will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses or unanticipated acquisitions or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Sources and Uses of Cash

Net cash used in operating activities was $11.0 million for the three months ended March 31, 2012 compared with $32.7 million for the three months ended March 31, 2011, a decrease in cash used of $21.7 million. The decrease in cash used in the business is largely attributable to a $25.0 million decrease in working capital employed in the business for the three months ended March 31, 2012 relative to the same period in 2011. The decrease in working capital employed in the business was primarily due to a $73.6 million decrease related to changes in net receivables from brokers, dealers and clearing organizations and a $13.8 million decrease related to commissions receivable. These decreases in working capital requirements were offset by a $30.9 million increase in working capital used in the business due to the net changes in accrued compensation and accounts payable, and a net decrease of $25.5 million related to decreases in each of cash segregated under federal and other regulations and payables to clearing services customers and a net increase from the change in other assets and other liabilities of $6.0 million.

Offsetting the reduction of working capital employed in the business was a $2.7 million decrease in net income before attribution to non-controlling stockholders from $7.6 million for the three months ended March 31, 2011 to $4.9 million for the three months ended March 31, 2012.

Net cash used in investing activities for the three months ended March 31, 2012 was $6.0 million compared to $16.3 million used in the three months ended March 31, 2011, a decrease of $10.3 million. The decrease in cash used for investing activities was related to a decrease of $4.1 million in net payments due to the settlement of foreign exchange derivative hedge contracts, the issuance of a note receivable of $2.0 million in first quarter 2011 and a decrease in purchases of cost and equity method investments of $3.2 million.

Net cash used in financing activities for the three months ended March 31, 2012 was $15.4 million, as compared to $9.7 million in cash provided by financing activities for the three months ended March 31, 2011, a net decrease of $25.1 million. This net decrease was primarily related to net borrowings of $25.0 million in the first quarter 2011 under our Credit Agreement as compared to no borrowings under the Credit Agreement in the first quarter 2012. Also contributing to this decrease was a net decrease of $2.5 million for additional tax expense related to share based compensation offset by net decreases of $2.6 million in purchases of treasury stock. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

Regulatory Requirements

Our liquidity and available cash resources are in part restricted by the regulatory requirements of certain of our material operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers Limited, The Kyte Group Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital, licensing and financial requirements. U.S. and U.K. regulations prohibit a registered broker-dealer from repaying borrowings of its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification or approval from its principal regulator. See Note 16 to the Condensed Consolidated Financial Statements for further details on our regulatory requirements.

Funding

Our outstanding debt at March 31, 2012 and December 31, 2011 consists of our 8.375% Senior Notes. During the year ended December 31, 2011, we used $135.3 million and $67.8 million of the net proceeds from the issuance of the 8.375% Senior Notes to repay all outstanding amounts pursuant to the Credit Agreement and to pay all of the outstanding principal and interest to redeem on the 7.17% Senior Notes, respectively, as well as to pay all premiums and transaction expenses associated therewith.  In addition, as a result of the issuance of the 8.375% Senior Notes, the available borrowing capacity under the Credit Agreement decreased from $200 million to approximately $129.5 million. See Note 7 to the Condensed Consolidated Financial Statements for further details on the Credit Agreement, our 8.375% Senior Notes and our 7.17% Senior Notes.

Credit Ratings

As of March 31, 2012, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody’s Investor Services	Ba2	Stable
Standard & Poor’s	BBB-	Negative
Fitch Ratings Inc.	BBB	Stable

Credit ratings and outlooks can be revised at any time if such rating agency decides the circumstances warrant a revision.  In addition, a reduction in our rating may affect the availability of future debt financing and the terms that are available to us.  If our credit rating is downgraded by any of the rating agencies, our applicable per annum interest rate on our outstanding 8.375% Senior Notes will increase by a maximum of 200 basis points. On April 23, 2012, Standard & Poor’s lowered its credit rating on our 8.375% Senior Notes one notch to BB+, which will increase our applicable per annum interest, effective July 19, 2012, by 25 basis points, equating to $0.6 million in additional interest expense per annum.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In December 2010, in addition to the quarterly dividends declared by our Board of Directors, our Board also declared a special cash dividend of $0.25 per share. Cash dividends paid for the three months ended March 31, 2012 and 2011 were approximately $5.9 million and $6.1 million, respectively.

Common Stock

It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$147,019	$14,382	$23,942	$20,359	$88,336
Interest on Long-term obligations	136,094	20,938	41,875	41,875	31,406
Long-term obligations	250,000	—	—	—	250,000
Purchase obligations(1)	33,051	22,908	9,408	735	—
Total	$566,164	$58,228	$75,225	$62,969	$369,742

(1)                                 Amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures for the implementation of a redundant data and software application facility, as well as for other capital expenditures, hosting and software licensing agreements. See Note 11 to our Condensed Consolidated Financial Statements for further discussion of these obligations.

We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $11.2 million, excluding interest of $0.9 million. Due to the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, all liabilities for uncertain tax positions which have not been paid are excluded from the Contractual Obligations and Commitments table.

We have a future purchase commitment with an estimated fair value of $11.1 million and a contingent consideration liability with an estimated fair value of $0.9 million as of March 31, 2012. Due to the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, these liabilities have been excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2012  as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our Condensed Consolidated Financial Statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2011 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”) Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”) Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’

equity. The amendments in this standard requires entities to report the components of comprehensive income either in (i) a single continuous statement of comprehensive income or (ii) two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on our Condensed Consolidated Financial Statements and we have included the disclosures required by this guidance in Note 13 to the Condensed Consolidated Financial Statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (“ASU 2011-08”) “Intangibles — Goodwill and Other (Topic 350).”ASU 2011-08 which amends current guidance to allow entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  The amendments in ASU 2011-08 are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We early adopted ASU 2011-08 effective the fourth quarter of 2011. The adoption of ASU 2011-08 did not have a material impact on our Condensed Consolidated Financial Statements as we were previously in compliance with the presentation requirements of this ASU.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11 (“ASU 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position. The new disclosures are required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented. We are evaluating the effect of this guidance and we do not expect the adoption of ASU 2011-11 to have a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2011 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2012.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the three months ended March 31, 2012.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $5.2 million as of March 31, 2012.

ITEM 4.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of the end of the period covered by this report.

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

Other Financial Information

PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Securities Act”) for their report on the unaudited consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.:

We have reviewed the accompanying  condensed consolidated statement of financial condition of GFI Group Inc. and its subsidiaries as of March 31, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month period ended March 31, 2012 and the condensed consolidated statement of cash flows for the three-month period ended March 31, 2012.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 9, 2012

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

ITEM 1A.           RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2011 Form 10-K. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2011 Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended March 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January
Stock Repurchase Program (a)	—	$—	—	12,760,183
Employee Transactions (b)	127,506	$4.63	N/A	N/A

February
Stock Repurchase Program (a)	—	$—	—	12,760,183
Employee Transactions (b)	133,564	$3.84	N/A	N/A

March
Stock Repurchase Program (a)	225,000	$3.86	225,000	12,985,183
Employee Transactions (b)	1,474,832	$3.76	N/A	N/A

Total
Stock Repurchase Program (a)	225,000	$3.86	225,000	12,985,183
Employee Transactions (b)	1,735,902	$3.83	N/A	N/A

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

(c)  Amounts disclosed in this column include the number of RSUs management reasonably anticipates will be granted in the current calendar year less the number of shares repurchased by the Company on the open market for the current calendar year through March 31, 2012.

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

(*) Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.  As provided in Rule 460T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.  Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless GFI Group, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2012.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)