Form 10-Q
period 2012-06-30
GFI Group Inc.
filed 2012-08-09
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of shares of registrant’s common stock outstanding on July 31, 2012 was 118,251,034.

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

PART I—FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$207,784	$245,879
Cash and securities segregated under federal and other regulations	44,996	12,756
Commissions receivable, net of allowance for doubtful accounts of $1,116 and $1,453 at June 30, 2012 and December 31, 2011, respectively	102,607	94,971
Receivables from brokers, dealers and clearing organizations	713,711	251,794
Property, equipment and leasehold improvements, net of depreciation and amortization of $160,947 and $150,850 at June 30, 2012 and December 31, 2011, respectively	58,966	61,947
Goodwill	267,055	266,506
Intangible assets, net	53,273	58,027
Other assets	195,635	198,669
TOTAL ASSETS	$1,644,027	$1,190,549

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$98,225	$127,089
Accounts payable and accrued expenses	46,171	56,547
Payables to brokers, dealers and clearing organizations	522,374	89,529
Payables to clearing services customers	192,480	120,909
Long-term obligations	250,000	250,000
Other liabilities	84,213	97,563
Total Liabilities	$1,193,463	$741,637
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 134,020,197 and 131,669,676 shares issued at June 30, 2012 and December 31, 2011, respectively	1,340	1,317
Additional paid in capital	361,715	365,835
Retained earnings	159,158	160,934
Treasury stock, 15,136,536 and 14,145,038 shares of common stock at cost, at June 30, 2012 and December 31, 2011, respectively	(67,917)	(73,919)
Accumulated other comprehensive loss	(5,362)	(6,955)
Total Stockholders’ Equity	448,934	447,212
Non-controlling interests	1,630	1,700
Total Equity	450,564	448,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,644,027	$1,190,549

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Agency commissions	$123,457	$136,513	$268,037	$283,996
Principal transactions	51,964	54,475	114,552	124,962
Total brokerage revenues	175,421	190,988	382,589	408,958
Clearing services revenues	29,635	27,680	57,762	55,350
Interest income from clearing services	382	670	903	1,012
Equity in net earnings of unconsolidated businesses	2,478	4,757	3,898	5,683
Software, analytics and market data	20,468	18,403	40,467	35,491
Other income (loss)	9,346	1,233	12,286	(1,313)
Total revenues	237,730	243,731	497,905	505,181
Interest and transaction-based expenses
Transaction fees on clearing services	28,606	26,752	55,568	53,821
Transaction fees on brokerage services	6,153	6,079	12,278	12,684
Interest expense from clearing services	158	617	598	943
Total interest and transaction-based expenses	34,917	33,448	68,444	67,448
Revenues, net of interest and transaction-based expenses	202,813	210,283	429,461	437,733
Expenses
Compensation and employee benefits	135,650	146,839	291,428	306,320
Communications and market data	15,694	15,106	31,360	30,177
Travel and promotion	9,285	10,198	19,374	20,401
Rent and occupancy	6,884	5,988	13,676	11,861
Depreciation and amortization	9,108	9,801	18,256	19,675
Professional fees	5,377	5,672	11,545	12,775
Interest on borrowings	6,527	3,276	13,342	6,212
Other expenses	6,671	5,573	15,144	12,206
Total other expenses	195,196	202,453	414,125	419,627
Income before provision for income taxes	7,617	7,830	15,336	18,106
Provision for income taxes	2,282	2,036	5,061	4,708
Net income before attribution to non-controlling shareholders	5,335	5,794	10,275	13,398
Less: Net income (loss) attributable to non-controlling interests	15	(357)	163	501
GFI’s net income	$5,320	$6,151	$10,112	$12,897

Earnings per share available to common shareholders
Basic	$0.05	$0.05	$0.09	$0.11
Diluted	$0.04	$0.05	$0.08	$0.10
Weighted average shares outstanding
Basic	117,186,760	120,341,423	116,342,469	119,935,282
Diluted	122,978,459	127,559,237	124,164,300	127,882,378
Dividends declared per share of common stock	$0.05	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income before attribution to non-controlling shareholders	$5,335	$5,794	$10,275	$13,398
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,283)	189	1,680	1,879
Unrealized gain (loss) on available-for-sale securities, net of tax(1)	8	49	(77)	(255)
Comprehensive income	1,060	6,032	11,878	15,022
Net income (loss) attributable to non-controlling interests	15	(357)	163	501
Other comprehensive (loss) income attributable to non-controlling interests	10	152	10	(129)
GFI’s comprehensive income	$1,035	$6,237	$11,705	$14,650

(1)   Amounts are net of provision for income taxes of $3 and $19 for the three months ended June 30, 2012 and 2011, respectively. Amounts are net of benefit from income taxes of $37 and $98 for the six months ended June 30, 2012 and 2011, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling shareholders	$10,275	$13,398
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,256	19,675
Share-based compensation	16,913	15,408
Tax expense (benefit) related to share-based compensation	1,762	(619)
Amortization of prepaid bonuses and forgivable loans	13,172	12,276
Benefit from deferred taxes	(2,434)	(10,161)
(Gains) losses on foreign exchange derivative contracts, net	(2,867)	10,359
Losses (gains) from equity method investments, net	163	(1,202)
Amortization of loan fees	1,091	489
Provision for doubtful accounts	(452)	60
Impairment of investments	2,700	—
Mark-to-market of future purchase commitment	(7,017)	(1,563)
Other non-cash charges, net	314	2,061
Decrease (increase) in operating assets:
Cash and securities segregated under federal and other regulations	(24,074)	16,046
Commissions receivable	(7,181)	(22,059)
Receivables from brokers, dealers and clearing organizations	(470,083)	(412,612)
Other assets	(18,711)	(24,803)
(Decrease) increase in operating liabilities:
Accrued compensation	(28,864)	5,727
Accounts payable and accrued expenses	(10,385)	5,043
Payables to brokers, dealers and clearing organizations	432,845	337,493
Payables to clearing services customers	71,571	15,554
Other liabilities	(1,543)	17,032
Cash used in operating activities	(4,549)	(2,398)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired, and purchases of intangible and other assets	—	(510)
Proceeds from other investments	1,106	2,567
Purchases of other investments	(2,303)	(4,299)
Purchase of property, equipment and leasehold improvements	(2,292)	(4,762)
Payments for internally developed software	(5,633)	(7,565)
Proceeds on foreign exchange derivative contracts	3,730	1,129
Payments on foreign exchange derivative contracts	(1,304)	(7,854)
Issuance of notes receivable	—	(2,778)
Cash used in investing activities	(6,696)	(24,072)

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	145,000	55,000
Repayment of short-term borrowings	(145,000)	(55,000)
Purchases of treasury stock	(5,208)	(11,653)
Cash dividends paid	(11,888)	(12,305)
Payment of loan fees	(134)	(491)
Proceeds from exercise of stock options	—	23
Cash paid for taxes on vested restricted stock units	(8,004)	(7,441)
Payment of contingent consideration liabilities	(342)	(1,293)
Tax (expense) benefit related to share-based compensation	(1,762)	619
Cash used in financing activities	(27,338)	(32,541)
Effects of exchange rate changes on cash and cash equivalents	488	3,128
DECREASE IN CASH AND CASH EQUIVALENTS	(38,095)	(55,883)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	245,879	313,875
CASH AND CASH EQUIVALENTS, END OF PERIOD	$207,784	$257,992
SUPPLEMENTAL DISCLOSURE:
Interest paid	$13,060	$6,234
Cash paid for income taxes	$5,843	$13,812
Cash received from income tax refunds	$1,512	$8,019

Non-Cash Investing and Financing Activities:

The Company did not have any non-cash investing and financing activity during the six months ended June 30, 2012 and 2011, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comp. Income (loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2012	$1,317	$365,835	$(73,919)	$160,934	$(6,955)	$447,212	$1,700	$448,912
Purchase of treasury stock	—	—	(5,298)	—	—	(5,298)	—	(5,298)
Issuance of treasury stock	—	(11,293)	11,300	—	—	7	—	7
Issuance of common stock for exercise of stock options and vesting of restricted stock units	23	(30)	—	—	—	(7)	—	(7)
Withholding of restricted stock units in satisfaction of tax requirements	—	(8,004)	—	—	—	(8,004)	—	(8,004)
Tax expense associated with share-based awards	—	(1,762)	—	—	—	(1,762)	—	(1,762)
Foreign currency translation adjustment, net of tax	—	—	—	—	1,670	1,670	10	1,680
Unrealized loss on available-for- sale securities, net of tax	—	—	—	—	(77)	(77)	—	(77)
Dividends to stockholders	—	—	—	(11,888)	—	(11,888)	(243)	(12,131)
Share-based compensation	—	16,969	—	—	—	16,969	—	16,969
Net income	—	—	—	10,112	—	10,112	163	10,275
Balance, June 30, 2012	$1,340	$361,715	$(67,917)	$159,158	$(5,362)	$448,934	$1,630	$450,564

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.      ORGANIZATION AND BUSINESS

The condensed consolidated financial statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides brokerage services, clearing services, trading system software and market data and analytical software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage capabilities with value-added services, such as market data and software systems and products for decision support, which it licenses primarily to companies in the financial services industry. The Company’s principal operating subsidiaries include: GFI Securities LLC, GFI Brokers LLC, GFI Group LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd., GFI Group Pte. Ltd., GFI Korea Money Brokerage Limited, Amerex Brokers LLC, Fenics Limited (“Fenics”), Trayport Limited (“Trayport”), and The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). As of June 30, 2012, Jersey Partners, Inc. (“JPI”) owned approximately 41% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The Company’s Condensed Consolidated Financial Statements (Unaudited) are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the Condensed Consolidated Financial Statements. Certain estimates and assumptions relate to the accounting for acquired goodwill and intangible assets, fair value measurements, compensation accruals, tax liabilities and the potential outcome of litigation matters. Management believes that the estimates utilized in the preparation of the Condensed Consolidated Financial Statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

Certain amounts in the Condensed Consolidated Statement of Financial Position as of December 31, 2011 and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 have been reclassified to conform to the current year presentation.

During the fourth quarter of 2011, the Company segregated the classification of Amortization of prepaid bonuses and forgivable loans and mark-to-market of the future purchase commitment from Other assets and Other liabilities, respectively, within the Condensed Consolidated Statements of Cash Flows.

Consolidation Policies— The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, equity interests that are not owned by the Company are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Condensed Consolidated Statements of Operations, and the portion of the shareholders’ equity of such subsidiaries is presented as Non-controlling interests in the Condensed Consolidated Statements of Financial Condition. All intercompany transactions and balances have been eliminated.

Variable Interest Entities—The Company determines whether the Company holds any interests in entities deemed to be a variable interest entity (“VIE”). A VIE is an entity that either (i) has equity investors that lack certain essential characteristics

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

of a controlling financial interest or (ii) does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of June 30, 2012, the Company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary. See Note 15 for disclosures on Variable Interest Entities.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

Cash and securities segregated under federal and other regulations—The Company holds cash and securities representing funds received in connection with customer trading activities. The Company’s subsidiaries are required to satisfy regulations mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.

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

Receivables from and Payables to Brokers, Dealers and Clearing Organizations— Receivables from and payables to broker, dealers and clearing organizations primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges.

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

In accordance with ASC 350, goodwill and other intangible assets with indefinite lives are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other intangible assets with indefinite lives for impairment on an annual basis as of November 1 of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. See Note 5 for further information.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At June 30, 2012 and December 31, 2011, the Company had prepaid bonuses of $33,108 and $36,797, respectively. At June 30, 2012 and December 31, 2011, the Company had forgivable employee loans and advances to employees of $34,202 and $23,909, respectively. Amortization of prepaid bonuses and forgivable employee loans for the six months ended June 30, 2012 and 2011 was $13,172 and $12,276, respectively and is included within Compensation and employee benefits.

Investments— When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At June 30, 2012 and December 31, 2011, the Company had equity method investments with a carrying value of $26,150 and $28,997, respectively, included within Other assets. Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At June 30, 2012 and December 31, 2011, the Company had cost method investments of $4,649 and $4,059, respectively, included within Other assets. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

During the six months ended June 30, 2011, the Company recorded a $1,863 loss related to the accounting impact of an increased ownership stake in an equity method investment previously accounted for under the cost method.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company’s available-for-sale securities was $5,482 and $8,263 as of June 30, 2012 and December 31, 2011, respectively, included within Other assets.

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

Derivative Financial Instruments—The Company enters into derivative transactions for a variety of reasons, including managing its exposure to risk arising from changes in foreign currency, facilitating customer trading activities and, in certain instances, to engage in principal trading for the Company’s own account. Derivative assets and liabilities are carried on the Condensed Consolidated Statements of Financial Condition at fair value, with changes in the fair value recognized in the Condensed Consolidated Statements of Operations. Contracts entered into to manage risk arising from changes in foreign currency are recognized in Other income (loss) and contracts entered into to facilitate customer transactions and principal trading are recognized in Principal transactions. Derivatives are reported on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements. See Note 14 for further information.

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

In the normal course of its matched principal and principal trading businesses, the Company may hold securities positions overnight. These positions are marked to market on a daily basis.

Clearing Services Revenues—The Company charges fees to customers for clearing services provided for cash and derivative transactions. Clearing services revenues are recorded on a trade date basis as customer transactions occur and are presented net of any customer negotiated rebates.

Software, Analytics and Market Data Revenue Recognition— Software revenue consists primarily of fees charged for Trayport electronic trading software, which are typically billed on a subscription basis and are recognized ratably over the term of the subscription period, which ranges from one to five years. Analytics revenue consists primarily of software license fees for Fenics pricing tools which are typically billed on a subscription basis, and is recognized ratably over the term of the subscription period, which is generally three years. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

The Company markets its software, analytics and market data products through its direct sales force and, in some cases, indirectly through resellers. In general, the Company’s license agreements for such products do not provide for a right of return.

Other Income (Loss) —Included within Other income (loss) on the Company’s Condensed Consolidated Statements of Operations are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items, gains and losses on certain investments, and interest income earned on short-term investments.

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

Share-Based Compensation—The Company’s share-based compensation consists of RSUs. The Company accounts for share-based compensation in accordance with ASC 718 Compensation— Stock Compensation (“ASC 718”). This accounting guidance requires measurement of compensation expense for equity-based awards at fair value and recognition of compensation expense over the service period, net of estimated forfeitures. In all periods presented, the only share-based compensation expense recognized by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company’s common stock, measured as of the closing

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

price on the date of grant. See Note 10 for further information.

Income Taxes— In accordance with ASC 740, Income Taxes, the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax assets and liabilities is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Management applies the more likely than not criteria prior to recognizing a financial statement benefit for a tax position taken (or expected to be taken) in a tax return. The Company recognizes interest and/or penalties related to income tax matters in interest expense and other expense, respectively.

The increase in the Company’s effective tax rate for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 was primarily due to a shift in the geographic mix of the Company’s earnings to jurisdictions with higher tax rates, as well as the establishment of valuation allowances against deferred tax assets in jurisdictions where the Company has determined they are unlikely to be utilized.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive loss in stockholders’ equity. Net (losses) gains resulting from remeasurement of foreign currency transactions and balances were $(2,050) and $1,803, respectively, for the three months ended June 30, 2012 and 2011, and $(2,722) and $4,046,  respectively, for the six months ended June 30, 2012 and 2011, and are included in Other income (loss) in the Condensed Consolidated Statement of Operations.

Recent Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements and the Company has included the disclosures required by this guidance in Note 13.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income (“ASU 2011-05”). The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard requires entities to report the components of comprehensive income in either (1) a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on the Company’s Condensed Consolidated Financial Statements as the Company was previously in compliance with the presentation requirements of this ASU.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”)  which amends current guidance to allow entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  The amendments in ASU 2011-08 are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted ASU 2011-08 effective the fourth quarter of 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position. The new disclosures are required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented. The Company is evaluating the effect of this guidance and does not expect the adoption of ASU 2011-11 to have a material impact on the Company’s Condensed Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amended guidance simplifies how entities test for impairment of indefinite-lived intangible assets. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary. The amendments do not change the measurement of impairment losses. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its Condensed Consolidated Financial Statements.

3.    RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	June 30, 2012	December 31, 2011
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$513,509	$86,097
Receivables from and deposits with clearing organizations and financial institutions	190,098	165,303
Net pending trades	10,104	394
Total	$713,711	$251,794
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$493,544	$87,254
Balance payable to clearing organizations and financial institutions	28,830	2,275
Total	$522,374	$89,529

Substantially all fail to deliver and fail to receive balances at June 30, 2012 and December 31, 2011 have subsequently settled at the contracted amounts.

In addition to the balances above, the Company had Payables to clearing services customers of $192,480 and $120,909 at June 30, 2012 and December 31, 2011, respectively. These amounts represent cash payable to the Company’s clearing customers, which amounts are held at the Company’s third party general clearing members and are included within Receivables from brokers, dealers and clearing organizations or Cash and securities segregated under federal and other regulations.

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

The fair value of the future purchase commitment and the discount rate used in its estimated fair value as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Fair Value of Future Purchase Commitment (included within Other liabilities)	$5,600	$12,562
Discount Rate	16.0%	16.0%

The amount of the future purchase commitment accrued in the Condensed Consolidated Statements of Financial Condition at June 30, 2012 decreased from December 31, 2011, primarily due to differences between previous forecasts and actual results for the first half of 2012, as well as changes to the forecasted performance for Kyte for the remaining period ending June 30, 2013, slightly offset by an increase in the net present value of the liability due to the passage of time.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

5.    GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the three months ended June 30, 2012 were as follows:

	December 31, 2011	Goodwill acquired	Foreign currency translation	June 30, 2012
Goodwill
Americas Brokerage	$83,289	$—	$—	$83,289
EMEA Brokerage	13,851	—	125	13,976
Asia Brokerage	—	—	—	—
Clearing and Backed Trading	40,675	—	424	41,099
All Other	128,691	—	—	128,691
	$266,506	$—	$549	$267,055

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

Intangible Assets—Intangible assets consisted of the following:

	June 30, 2012			December 31, 2011
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$77,426	$31,982	$45,444	$77,151	$27,606	$49,545
Trade names	8,951	5,960	2,991	8,951	5,719	3,232
Core technology	6,400	5,307	1,093	6,400	4,777	1,623
Non compete agreements	3,874	3,570	304	3,874	3,463	411
Favorable lease agreements	620	460	160	620	420	200
Patents	3,131	474	2,657	3,131	225	2,906
Licenses	537	23	514	—	—	—
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110
Total	$101,049	$47,776	$53,273	$100,237	$42,210	$58,027

In July 2011, the Company completed an asset purchase of certain patents from a third party for consideration in the amount of $3,100. The patents have a weighted-average useful life of approximately 6 years.

Amortization expense for three months ended June 30, 2012 and 2011 was $2,934 and $3,073, respectively.  Amortization expense for six months ended June 30, 2012 and 2011 was $5,840 and $6,105, respectively.

At June 30, 2012, expected amortization expense for the definite lived intangible assets is as follows:

2012 (remaining six months)	$5,413
2013	9,279
2014	8,547
2015	8,452
2016	6,484
Thereafter	14,988
Total	$53,163

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

6.    OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	June 30, 2012	December 31, 2011
Prepaid bonuses	$33,108	$36,797
Deferred tax assets	41,128	47,617
Investments accounted for under the cost method and equity method (1)	30,799	33,059
Forgivable employee loans and advances to employees	34,202	23,909
Software inventory, net	6,719	6,909
Financial instruments owned	10,055	6,864
Deferred financing fees (1)	9,159	10,290
Other (1)	30,465	33,224
Total Other assets	$195,635	$198,669

(1)          Balances as of December 31, 2011 have been reclassified for comparative presentation.

On November 30, 2011, the Company exchanged its membership interests in a third party brokerage firm with a proprietary trading platform for a convertible senior secured promissory note (the “Note”) due in 2016 with a face value of $14,059.  At the Company’s discretion, the Note may be converted into a 49% membership interest in this third party brokerage firm. Upon the exchange of its membership interests, the Company recognized a loss of $4,094 for the difference between the book value of the membership interests and the fair value of the Note. On April 2, 2012, the Note was modified to reduce its face value from $14,059 to $5,000 and to change the percentage of membership interests the Note may be converted into, which may vary depending on whether this third party brokerage firm can raise additional capital. Due to these modifications, the Company recorded a $2,700 impairment charge in the first quarter of 2012 in accordance with ASC 310-40, Troubled Debt Restructurings by Creditors. The impairment is recognized within Other expenses in the Condensed Consolidated Statement of Operations. The Company accounted for the Note as an available-for-sale security.  As of June 30, 2012 and December 31, 2011, the Note had a fair value of $2,662 and $5,362, respectively, recorded within Other assets in the Condensed Consolidated Statement of Financial Condition.

Other liabilities consisted of the following:

	June 30, 2012	December 31, 2011
Deferred revenues	$14,852	$16,879
Payroll related liabilities	17,608	16,364
Future purchase commitment and contingent consideration liabilities	6,377	13,681
Deferred tax liabilities	8,732	14,962
Unrecognized tax benefits	11,187	11,187
Financial instruments sold, not yet purchased	1,698	976
Other	23,759	23,514
Total Other liabilities	$84,213	$97,563

7.    SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

The Company had outstanding Long-term obligations as of June 30, 2012 and December 31, 2011 as follows:

		June 30,	December 31,
	Maturity Date	2012	2011
Long-term obligations:
8.375% Senior Notes	July 2018	$250,000	$250,000

8.375% Senior Notes

In July 2011, the Company issued $250,000 in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due 2018 in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended (the “Securities

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Act”).  The notes were priced to investors at 100% of their principal amount, and mature in July 2018. Interest on these notes is payable, commencing in January 2012, semi-annually in arrears on the 19th of January and July. Transaction costs of approximately $9,100 related to the 8.375% Senior Notes will be deferred and amortized over the term of the notes. On December 21, 2011, the Company completed an exchange offer for the 8.375% Senior Notes whereby it exchanged $250,000 in aggregate principal amount of the 8.375% Senior Notes for 8.375% Senior Notes that are registered under the Securities Act. On April 23, 2012, Standard & Poor’s lowered its credit rating on the Company’s 8.375% Senior Notes one notch to BB+, which, pursuant to the terms of the 8.375% Senior Notes, increased the applicable per annum interest rate, effective July 19, 2012, by 25 basis points, equating to an additional $625 of interest per annum.  At June 30, 2012 and December 31, 2011, unamortized deferred financing fees related to the 8.375% Senior Notes of $7,855 and $8,552, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

The Company had outstanding borrowings under its Credit Agreement as of June 30, 2012 and December 31, 2011 as follows:

	June 30,	December 31,
	2012	2011
Loans Available (1)	$129,500	$129,500
Loans Outstanding	$—	$—

(1)          Amounts available include up to $50,000 for letters of credit as of June 30, 2012 and December 31, 2011.

The Company’s commitments for outstanding letters of credit relate to potential collateral requirements associated with its matched principal business. Since commitments associated with these outstanding letters of credit may expire unused, the amounts shown above do not necessarily reflect actual future cash funding requirements.

At June 30, 2012 and December 31, 2011, unamortized deferred financing fees related to the Credit Agreement were $1,304 and $1,738, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at June 30, 2012 and December 31, 2011.

8.    STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

determined by the Company’s management provided that such amounts do not exceed, during any calendar year, the number of shares issued upon exercise of stock options plus the number of shares underlying grants of RSUs that are granted during such calendar year, or which management reasonably anticipates will be granted in such calendar year. During the three months ended June 30, 2012, the Company repurchased 1,469,402 shares of its common stock on the open market at an average price of $2.98 per share for a total cost of $4,422, including sales commissions. During the six months ended June 30, 2012, the Company repurchased 1,694,402 shares of its common stock on the open market at an average price of $3.10 per share for a total cost of $5,298, including sales commissions. During the three months ended June 30, 2011, the Company repurchased 1,792,567 shares of its common stock on the open market at an average price of $4.61 per share for a total cost of $8,323, including sales commissions. During the six months ended June 30, 2011, the Company repurchased 2,442,567 shares of its common stock on the open market at an average price of $4.74 per share for a total cost of $11,653, including sales commissions. The repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

During the three months ended June 30, 2012 and 2011, the Company reissued 369,118 and 135,402 shares of its Treasury stock, respectively, in relation to the settlement of vested RSUs. During the six months ended June 30, 2012 and 2011, the Company reissued 702,904 and 204,696 shares of its Treasury stock, respectively, in relation to the settlement of vested RSUs. The reissuance of these shares is accounted for as a reduction of Treasury stock on a first-in, first-out basis. The total amounts reduced from Treasury stock relating to the settlement of RSUs during the three months ended June 30, 2012 and 2011 were $4,801 and $2,412, respectively. The total amounts reduced from Treasury stock relating to the settlement of RSUs during the six months ended June 30, 2012 and 2011 were $11,300 and $3,647, respectively.

On each of March 30 and May 31, 2012, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,897 and $5,991, respectively. On each of March 31 and May 31, 2011, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $6,100 and $6,205, respectively. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

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

Basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic earnings per share
GFI’s net income	$5,320	$6,151	$10,112	$12,897
Weighted average common shares outstanding	117,186,760	120,341,423	116,342,469	119,935,282
Basic earnings per share	$0.05	$0.05	$0.09	$0.11
Diluted earnings per share
GFI’s net income	$5,320	$6,151	$10,112	$12,897
Weighted average common shares outstanding	117,186,760	120,341,423	116,342,469	119,935,282
Effect of dilutive options, RSUs, restricted stock, and other contingently issuable shares	5,791,699	7,217,814	7,821,831	7,947,096
Weighted average shares outstanding and common stock equivalents	122,978,459	127,559,237	124,164,300	127,882,378
Diluted earnings per share	$0.04	$0.05	$0.08	$0.10

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following: (i) 12,840,663 RSUs and 77,476 options for the three months ended June 30, 2012, (ii) 2,536,783 RSUs and 116,896 options for the three months ended June 30, 2011, (iii) 8,985,460 RSUs and 77,476 options for the six months ended

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

June 30, 2012 and (iv) 3,305,994 RSUs and 106,717 options for the six months ended June 30, 2011.

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

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of June 30, 2012, there were 12,438,002 shares of common stock available for future grants of awards under this plan, which amount, pursuant to the terms of the 2008 Equity Incentive Plan, may be increased for the number of shares subject to awards under the 2004 Equity Incentive Plan that are ultimately not delivered to employees. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the six months ended June 30, 2012:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2011	17,957,726	$4.84
Granted	6,436,829	3.66
Vested	(5,142,021)	4.92
Cancelled	(254,741)	5.42
Outstanding June 30, 2012	18,997,793	$4.41

The weighted average grant-date fair value of RSUs granted for the six months ended June 30, 2012 was $3.66 per unit, compared with $4.98 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation expense	$7,850	$7,917	$16,902	$15,408
Income tax benefits	$2,391	$2,058	$5,147	$4,006

At June 30, 2012, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $68,005 and is expected to be recognized over a weighted-average period of 1.98 years. The total fair value of RSUs vested during the six months ended June 30, 2012 and 2011 was $25,282 and $20,221, respectively.

As of June 30, 2012, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet Inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. In addition to these terms, both the GFI Group 2002 Plan and the GFInet 2000 Plan contained events that had to occur prior to any options becoming exercisable. Under both plans, the options became exercisable upon the completion of the Company’s initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company’s common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Plan, respectively, upon the exercise of option grants under such plans.

During the six months ended June 30, 2012 there were no stock option transactions under the GFI Group 2002 Plan or GFInet 2000 Plan. The following is a summary of stock options outstanding under both the GFI Group 2002 Plan and the GFInet 2000 Plan as of June 30, 2012:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding June 30, 2012	585,748	$3.28	16,844	$2.97

During the six months ended June 30, 2011, there were 4,212 stock options exercised under the GFI Group 2002 Plan and 2,104 stock options exercised and 23,260 stock options expired under the GFInet 2000 Plan.

11.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of June 30, 2012, the Company had total purchase commitments for market data of approximately $29,404 with $22,587 due within the next twelve months and $6,817 due between one to three years. Additionally, the Company has purchase commitments for capital expenditures of $4,924, primarily related to network implementations in the U.S. and U.K., and $796 for hosting and software license agreements. Of these purchase commitments, capital expenditures of approximately $1,630 and fees for hosting and software license agreements of approximately $612 are due within the next twelve months.

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

Additionally, the Company has recorded reserves for certain contingencies to which it may have exposure, such as contingencies related to the employer portion of National Insurance Contributions in the U.K.

Based on currently available information, the outcome of the Company’s outstanding legal proceedings are not expected to have a material adverse impact on the Company’s financial statements. However, the outcome of any such matters may be material to the Company’s results of operations or cash flows in a given period. It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of the Company’s outstanding matters will not significantly exceed any reserves accrued by the Company.

Risks and Uncertainties— The Company primarily generates its revenues by executing and facilitating transactions for counterparties. Revenues for these services are transaction based. As a result, the Company’s revenues will likely vary based

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

upon the trading volumes of the various securities, commodities, foreign exchange and other derivative markets in which the Company provides its services.

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

12.    MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2011 Form 10-K. There have been no material changes to these risks during the six months ended June 30, 2012.

13.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following June 30, 2012, substantially all have settled at the contracted amounts. The Company’s marketable equity securities are recorded at fair value based on their quoted market price. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term obligations, categorized within Level 2 of the fair value hierarchy, was estimated using market rates of interest available to the Company for debt obligations of similar types as of June 30, 2012 and December 31, 2011 as follows:

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

	June 30,	December 31,
	2012	2011
Long-term obligations, at estimated fair value:
8.375% Senior Notes	$220,000	$231,250

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

Convertible note receivable, available-for-sale — As discussed in Note 6, the Company exchanged its membership interest in a private company for a convertible senior secured promissory note in that company. This security is measured using valuation techniques involving quoted prices of or market data for comparable companies, including credit ratings, peer company ratios and discounted cash flow analyses. As the inputs used in estimating the fair value of this convertible debt security was both unobservable and significant to the overall fair value measurement of this asset, the asset is categorized within Level 3 of the fair value hierarchy.

Future Purchase Commitment - In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte’s earnings, such payment to be made following June 30, 2013. In applying the income approach, the Company assumed a 16.0% discount rate as of June 30, 2012 and December 31, 2011, respectively, and used forecasted financial information for Kyte for the remaining period ended June 30, 2013. As the inputs used in estimating the fair value of this future purchase commitment are both unobservable and significant to the

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

overall fair value measurement of this liability, the liability is categorized in Level 3 of the fair value hierarchy.

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

In the three and six months ended June 30, 2012 and 2011, the Company did not have any material  transfers amongst Level 1, Level 2, and Level 3.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Financial Assets and Liabilities measured at fair value on a recurring basis as of June 30, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Assets
Receivables from brokers, dealers and clearing organizations:
U.S. Treasury securities	$500	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$1,289	$199	$—	$1,488
Derivative contracts:
Foreign exchange derivative contracts	$2	$75,992	$—	$75,994
Fixed income derivative contracts	1,440	—	—	1,440
Equity derivative contracts	9,406	—	2,375	11,781
Netting (1)	(7,238)	(73,410)	—	(80,648)
Total derivative contracts	$3,610	$2,582	$2,375	$8,567
Total financial instruments owned	$4,899	$2,781	$2,375	$10,055
Other assets: Other:
Equity security, available-for-sale	$2,820	$—	$—	$2,820
Convertible note receivable, available-for-sale	—	—	2,662	2,662
Total	$8,219	$2,781	$5,037	$16,037

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$997	$—	$—	$997
Foreign government bonds	$—	—	—	$—
Derivative contracts:
Foreign exchange derivative contracts	$85	$74,026	$—	$74,111
Fixed income derivative contracts	1,445	—	—	1,445
Equity derivative contracts	5,796	—	—	5,796
Netting (1)	(7,238)	(73,413)	—	(80,651)
Total derivative contracts	$88	$613	$—	$701
Total financial instruments sold, not yet purchased	$1,085	$613	$—	$1,698
Other liabilities: Future purchase commitment	$—	$—	$5,600	$5,600
Other liabilities: Contingent consideration	$—	$—	$777	$777
Total	$1,085	$613	$6,377	$8,075

(1)          Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long and short derivative contracts related to exchange traded futures and options in the amount of $4,596 which are included within Payables to brokers, dealers and clearing organizations.

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
Other assets: Other:
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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended June 30, 2012 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at June 30, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2012
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$1,621	$188	$—	$566	$—	$—	$—	$2,375	$188
Other assets:
Other:
Convertible note receivable, available-for- sale	$2,662	$—	$—	$—	$—	—	$—	$2,662	$—

Liabilities
Other liabilities:
Future purchase commitment:	$11,104	$5,190	$314	$—	$—	$—	$—	$5,600	$5,190
Other liabilities:
Contingent consideration:	$944	$—	$—	$—	$—	$—	$(167)	$777	$—

(1)                                     Realized and unrealized gains (losses) are reported in Other income (loss) in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months June 30, 2011 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at June 30, 2011	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2011
Liabilities
Other liabilities:
Future purchase commitment:	$20,885	$(832)	$10	$—	$—	$—	$—	$21,707	$(832)
Other liabilities:
Contingent consideration:	$2,672	$—	$—	$—	$—	$—	$(1,154)	$1,518	$—

(1)             Realized and unrealized gains (losses) are reported in Other income (loss) in the Condensed Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012 are as follows:

	Beginning Balance	Total realized and unrealized gains(losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at June 30, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2012
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$1,937	$(128)	$—	$566	$—	$—	$—	$2,375	$(128)
Other assets:
Other:
Convertible note receivable, available-for- sale	$5,362	$(2,700)	$—	$—	$—	$—	$—	$2,662	$—

Liabilities
Other liabilities:
Future purchase commitment:	$12,562	$7,017	$(55)	$—	$—	$—	$—	$5,600	$7,017
Other liabilities:
Contingent consideration:	$1,119	$—	$—	$—	$—	$—	$(342)	$777	$—

(1)                                     Realized and unrealized gains (losses) are reported in Other income (loss) in the Condensed Consolidated Statements of Operations, except  for the $2,700 impairment loss on the Convertible note receivable, available-for-sale, which was include within Other expenses in the Condensed Consolidated Statements of Operations

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the six months June 30, 2011 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at June 30, 2011	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2011
Liabilities
Other liabilities: Future purchase commitment	$19,604	$(1,563)	$(540)	$—	$—	$—	$—	$21,707	$(1,563)
Other liabilities: Contingent consideration:	$2,811	$—	$—	$—	$—	$—	$(1,293)	$1,518	$—

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

	Fair Value as of June 30, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$2,375	Black-Scholes-Merton Model	Expected volatility	55%
			Estimated share price	$0.07
Convertible note receivable, available-for-sale	$2,662	Discounted cash flow	Estimated credit spread	19%
		Black-Scholes-Merton Model	Expected volatility	45%
			Estimated price per convertible unit	(b)
Liabilities
Future purchase commitment	$5,600	Present value of expected payments	Discount rate	16%
			Forecasted financial information	(c)

(a)          As of June 30, 2012, each asset and liability type consists of one security.

(b)         To determine the estimated price per convertible unit, the Company estimated the fair value of a non-controlling minority interest in the entity utilizing a discounted cash flow, appropriate discount rate and combined discount for lack of control and marketability.

(c)          The Company’s future purchase commitment is based on Kyte’s projected earnings through June 30, 2013. In estimating the fair value, the Company utilized post-tax earnings for the remaining period through June 30, 2013.

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

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of June 30, 2012 and December 31, 2011, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

Fair values of derivative contracts on a gross and net basis as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012		December 31, 2011
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets (1)	Derivative Liabilities (2)	Derivative Assets (1)	Derivative Liabilities (2)
Foreign exchange derivative contracts	$76,108	$74,241	$185,984	$184,387
Commodity derivative contracts	30,108	30,754	13,178	12,190
Fixed income derivative contracts	4,631	4,980	4,113	2,904
Equity derivative contracts	13,446	11,050	3,600	866
Total fair value of derivative contracts	$124,293	$121,025	$206,875	$200,347
Counterparty netting	(115,726)	(115,728)	(199,574)	(199,522)
Total fair value	$8,567	$5,297	$7,301	$825

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

As of June 30, 2012 and December 31, 2011, the Company had outstanding forward foreign exchange contracts with a combined notional value of $112,838 and $128,197, respectively. Approximately $25,322 and $32,743 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at June 30, 2012 and December 31, 2011, respectively. The remaining contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of June 30, 2012 and

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

December 31, 2011:

	June 30, 2012		December 31, 2011
	Long	Short	Long	Short
Foreign exchange derivative contracts	$6,292,455	$6,130,694	$9,967,442	$9,976,475
Commodity derivative contracts	1,910,052	8,684,065	512,233	513,245
Fixed income derivative contracts	4,801,685	5,130,763	3,119,363	3,195,903
Equity derivative contracts	72,902	227,285	31,959	6,605

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011
Foreign exchange derivative contracts	(1)	$4,774	$(2,573)
Commodity derivative contracts	Principal transactions	6,048	3,326
Fixed income derivative contracts	Principal transactions	2,099	646
Equity derivative contracts	(2)	422	1,116

(1)          For the three months ended June 30, 2012, approximately $3,687 of gains on foreign exchange derivative contracts were included within Other income (loss) and approximately $1,087 of gains on foreign currency options were included within Total brokerage revenues.  For the three months ended June 30, 2011, approximately $3,277 of losses on foreign exchange derivative contracts were included within Other income (loss) and approximately $704 of gains on foreign currency options were included within Principal transactions.

(2)          For the three months ended June 30, 2012, approximately $188 of gains on equity derivative contracts were included within Other income (loss) and approximately $234 of gains on equity derivative contracts were included within Principal transactions. For the three months ended June 30, 2011, approximately $1,116 of gains on equity derivative contracts were included within Principal transactions.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Income for the six months ended June 30, 2012 and 2011:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Foreign exchange derivative contracts	(1)	$4,871	$(8,431)
Commodity derivative contracts	Principal transactions	11,268	5,947
Fixed income derivative contracts	Principal transactions	5,102	6,087
Equity derivative contracts	(2)	331	3,782

(1)          For the six months ended June 30, 2012, approximately $2,867 of gains on foreign exchange derivative contracts were included within Other income (loss) and approximately $2,004 of gains on foreign currency options were included within Principal transactions.  For the six months ended June 30, 2011, approximately $10,359 of losses were included within Other income (loss) and approximately $1,928 of gains were included within Principal transactions.

(2)          For the six months ended June 30, 2012, approximately $128 of losses on equity derivative contracts were included within Other income (loss) and approximately $459 of gains on equity derivative contracts were included within Principal transactions. For the six months ended June 30, 2011, approximately $3,782 of gains on equity derivative contracts were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

15. VARIABLE INTEREST ENTITIES

Non-consolidated Variable Interest Entities

The Company holds interests in certain variable interest entities (“VIEs”) that it does not consolidate, as it determined that the Company is not the primary beneficiary. The Company’s involvement with such VIEs is in the form of direct equity interests and a convertible note. The VIEs include an independent brokerage firm with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities, a commodity pool operator and an investment fund manager. As of June 30, 2012 and December 31, 2011, assets recognized in the Condensed Consolidated Statements of Financial Condition related to the Company’s interests in these non-consolidated VIEs were $6,142 and $10,640, respectively, and are reflected in Other assets. The Company has not recorded any liabilities with respect to VIEs not consolidated. The Company’s maximum exposure to loss relating to non-consolidated VIEs as of June 30, 2012 and December 31, 2011 was $6,142 and $10,640, respectively. As of June 30, 2012 and December 31, 2011, the maximum exposure to loss represented assets recognized by the Company in the form of equity method investments and a convertible note.

Consolidated Variable Interest Entities

The Company holds one interest in a VIE that it consolidates. In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. This company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance.

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

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”).

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of June 30, 2012:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$15,579	$48,769	$42,573	$14,773	$7,455	$3,168
Minimum regulatory capital required	250	24,343	32,642	7,161	2,499	387
Excess regulatory capital	$15,329	$24,426	$9,931	$7,612	$4,956	$2,781

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

During the three months ended June 30, 2012, GFI Securities Limited’s Japanese branch was subject to certain licensing requirements established by the Financial Instruments and Exchange Law (the “FIEL”) in Japan. As part of the licensing requirements, GFI Securities Limited’s Japanese branch was required to maintain minimum “brought-in” capital and stockholders’ equity of 50,000 Japanese Yen each (or approximately $626). GFI Securities Limited’s Japanese branch was also subject to the FIEL’s net capital rule. At June 30, 2012, GFI Securities Limited’s Japanese branch was in compliance with these capital requirements. In July 2012, GFI Securities Limited returned the securities license for its Japanese branch and was, therefore, no longer subject to the requirements of the FIEL, including the requirements to maintain “brought-in” or net capital.

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $645).  At June 30, 2012, GFI (HK) Brokers Ltd. had stockholders’ equity of 30,487 Hong Kong dollars (or approximately $3,930), which exceeded the minimum requirement by 25,487 Hong Kong dollars (or approximately $3,285).

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,356). At June 30, 2012, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 20,589 Singapore dollars (or approximately $16,167).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,382). At June 30, 2012, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 6,541,844 Korean Won (or approximately $5,732).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. In addition to the requirements set forth above, certain of the Company’s other subsidiaries are subject to minimum net capital, minimum stockholders’ equity or similar requirements of the jurisdictions in which they operate. The Company believes it was in compliance with all of these requirements at June 30, 2012 and December 31, 2011.

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

The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on income (loss) before income taxes, which it defines as revenues less direct expenses. Revenues within each brokerage segment include revenues that are directly related to providing brokerage services along with interest and other income (loss)  directly attributable to the operating segment. Revenues within the Clearing and Backed Trading segment primarily include revenues that are directly related to providing clearing services along with the Company’s share of profit (loss) on trading activity from capital investments. Direct expenses of the operating segments are those expenses that are directly related to providing the brokerage or clearing services and trading activities of the operating segments and include compensation expense related to the segment management and staff, communication and market data, travel and promotion, and certain professional fees and other expenses that are directly incurred by the operating segments. However, the Company does not allocate to its operating segments certain expenses which it manages separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest on borrowings and other expenses and are included in the results below under “All Other” in the reconciliation of operating results. Management generally does not consider the

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

unallocated costs in its measurement of the four operating segments’ performance.

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended June 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$71,515	$82,954	$18,823	$42,775	$21,663	$237,730
Revenues, net of interest and transaction-based expenses	67,535	80,531	18,806	13,863	22,078	202,813
Income (loss) before income taxes	18,672	20,283	3,956	3,651	(38,945)	7,617

	Three Months Ended June 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$76,109	$91,508	$21,870	$37,578	$16,666	$243,731
Revenues, net of interest and transaction-based expenses	72,728	88,780	21,853	9,980	16,942	210,283
Income (loss) before income taxes	20,879	23,064	5,203	2,099	(43,415)	7,830

	Six Months Ended June 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$153,929	$183,417	$39,926	$81,238	$39,395	$497,905
Revenues, net of interest and transaction-based expenses	146,455	178,144	39,891	24,777	40,194	429,461
Income (loss) before income taxes	41,912	48,853	8,145	3,884	(87,458)	15,336

	Six Months Ended June 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$153,581	$201,332	$44,446	$79,780	$26,042	$505,181
Revenues, net of interest and transaction-based expenses	146,278	195,734	44,413	24,676	26,632	437,733
Income (loss) before income taxes	40,930	55,959	10,885	3,330	(92,998)	18,106

In addition, with the exception of goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information.  See Note 5 for goodwill by reportable segment.

For the three and six months ended June 30, 2012 and 2011, the U.K. is the only individual foreign country that accounts for 10% or more of the total sales and total long-lived assets. Information regarding revenue for the three and six months ended June 30, 2012 and 2011, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of June 30, 2012 and December 31, 2011 are as follows:

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
United States	$70,428	$74,094	$151,161	$148,081
United Kingdom	113,356	120,036	235,634	251,391
Other	53,946	49,601	111,110	105,709
Total	$237,730	$243,731	$497,905	$505,181

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues, net of interest and transaction-based expenses:
United States	$67,933	$72,094	$146,627	$143,551
United Kingdom	83,353	90,956	176,726	193,751
Other	51,527	47,233	106,108	100,431
Total	$202,813	$210,283	$429,461	$437,733

	June 30, 2012	December 31, 2011
Long-lived Assets, as defined:
United States	$49,349	$50,993
United Kingdom	10,960	12,018
Other	5,329	5,846
Total	$65,638	$68,857

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

18.    SUBSEQUENT EVENTS

In July 2012, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on August 31, 2012 to shareholders of record on August 17, 2012.

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

•                  our ability to keep up with rapid technological change and to continue to develop and support software, analytics and market data products, including our electronic brokerage systems, that are desired by our customers;

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

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  Volatility, as measured by The Chicago Board Options Exchange Volatility Index (“VIX”), on average, was lower compared to the same period in 2011. Many of the markets in which we operate continue to experience a prolonged period of low trading volumes resulting from sluggish global economic conditions, regulatory, political and market uncertainty and continued European sovereign debt concerns.

Recent Activity in Underlying Markets

Our business has historically benefited from growth in the over-the-counter (“OTC”) derivatives markets due to either the expansion of existing markets, including increased notional amounts outstanding or increased transaction volumes, or the development of new products or classes of products. The level of growth in these markets is difficult to measure on a quarterly basis as there are only a few independent, objective measures of growth in outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes. Therefore, to help gauge growth in any particular quarter, management also looks to the published results of large OTC derivatives dealers and certain futures and derivative exchanges as potential indicators of transactional activity in the related OTC derivative markets.

Futures and derivatives exchanges, in many cases, reported year-over-year declines in average daily volumes in the second quarter of 2012.  The CME Group, Inc. (“CME”) reported a 9% decrease in average daily volume of its futures products while IntercontinentalExchange, Inc. (“ICE”) reported an 11% increase in average daily volume of its futures products and a 3% increase in the average daily commissions of its OTC energy products.  Revenues from ICE’s credit default swap trade execution, processing and clearing businesses declined 12% compared to the second quarter of 2011.  CME’s interest rate futures product average daily volumes declined 20%  in the second quarter of 2012 compared to the second quarter of 2011.  NYSE Euronext reported average daily volume declines of 12.1%, 9.0% and 3.4% in its European derivatives, fixed income and U.S. equity options products, respectively, year-over-year.  Based on the published results of other wholesale market brokers, we believe that the broader OTC and exchange derivative markets have also experienced declining volumes year over year.

According to the International Swaps and Derivatives Association (“ISDA”), as of December 31, 2011, the latest period reported, the size of the global OTC derivative markets, as measured by notional amounts outstanding, declined by 8.4% sequentially to $647.8 trillion in the second half of 2011 from $706.9 trillion in the first half of 2011, but was up 7.8% year-over-year from $601.0 trillion in the second half of 2010. ISDA also provided adjusted notional amounts outstanding from 2007 to 2011 which take into account both sides of cleared transactions and exclude the volumes from foreign exchange contracts.  The ISDA report also quantified the effect of compression (or “tear-ups”) on the size of over-the-counter derivatives market.  The adjusted numbers indicate increased clearing and compression of OTC derivatives that have resulted in a decrease in the total notional amounts outstanding of over-the-counter derivatives of 10.3% in the second half of 2011 from $490.6 trillion in the first half of 2011, although a 5.6% increase from the amounts outstanding in the second half of 2010. ISDA estimates that 53.5% of adjusted interest rate swap volumes were centrally cleared as of December 31, 2011, up from 21.3% as of December 31, 2007.  In the credit default swaps market, adjusted notional amounts outstanding fell 12.5% from June 2011 to $25.9 trillion, the lowest reported level since year-end 2006.  ISDA estimates that 10.6% of credit default swaps were cleared as of December 31, 2011, up from 7.9% as of December 31, 2010.  ISDA statistics indicating the fluctuation in the overall size of these derivative markets in the first half of 2012 are not yet available.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our brokerage services or competition for brokerage and technology development personnel with extensive experience in the specialized markets we serve. We currently compete for the services of productive brokers with other wholesale market participants. While the demand for productive brokers has remained strong over the last few years, we believe such demand has begun to lessen as the wholesale brokerage industry has been impacted by lower trading volumes and sluggish trading conditions in certain markets we serve. However, the consolidation and personnel layoffs by dealers, hedge funds and other market participants over the last few years, as well as dealers exiting proprietary trading operations, has increased competition to provide brokerage services to a smaller number of market participants in the near term.

In addition, we believe the continuing global regulatory overhaul of many of the markets in which we provide our services has led to continued uncertainty in the second quarter of 2012 and resulted in lower trading volumes and fewer participants in these markets. Regulators and legislators in the U.S. and abroad have proposed and, in some instances, adopted a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities (“SEF”) and increased use of electronic trading system technologies.  We believe that these new and proposed regulations have not yet eliminated the uncertainty that has persisted in many OTC derivatives markets since the start of the financial crisis.

We are optimistic that pending regulatory reform, including requirements for enhanced regulatory transparency, central clearing and efficient execution, will benefit and eventually grow the global derivatives markets. We remain confident that our business will qualify in the U.S. as a SEF, and in Europe as an Organized Trading Facility. Over the past year, we have continued to expand our proprietary electronic trade execution capabilities as well as the number of users of our hybrid electronic trading platforms. We believe that this technolical capability will position GFI well in the future as regulatory rules are finalized and implemented.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by our revenue growth and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three month period ended June 30, 2012:

Our total revenues decreased 2.5% to $237.7 million for the three months ended June 30, 2012 from $243.7 million for the three months ended June 30, 2011. The main factors contributing to this decrease in our revenues were:

•                  Decreased market volatility and trading activity in many of the derivative markets in which we provide our services due to weak global economic conditions, political and market uncertainty, and European sovereign debt concerns;

•                  Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets, especially in North America and Europe;

•                  Lower equity trading volumes in the U.S. and EMEA;

•                  The effect of currency translation on our revenues due to the weakening of the Euro and British Pound Sterling relative to the U.S. Dollar; and

•                  The closure of certain brokerage desks as part of our restructuring in the fourth quarter of 2011.

Offsetting the above factors were the following factors that affected our brokerage and other revenues, including:

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

•                  Net realized and unrealized gains related to foreign currency hedges; and

•                  A gain related to the fair value mark-to-market on the future purchase commitment to acquire the remaining 30% equity interest in Kyte that we do not currently own.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on and retention bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits expense decreased 7.6% to $135.7 million for the three months ended June 30, 2012 from $146.8 million for the three months ended June 30, 2011.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees while performance bonuses constitute the variable portion of our compensation and employee benefits. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits for the remainder of the term over which such bonus is earned by the employee. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $41.3 million for the three months ended June 30, 2012 from $54.2 million for the three months ended June 30, 2011.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”) and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Compensation expense resulting from the amortization of broker sign-on and retention bonus payments was nearly unchanged at $8.1 million for the three months ended June 30, 2012, as compared to $8.0 million for the three months ended June 30, 2011.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenues
Agency commissions	$123,457	$136,513	$268,037	$283,996
Principal transactions	51,964	54,475	114,552	124,962
Total brokerage revenues	175,421	190,988	382,589	408,958
Clearing services revenues	29,635	27,680	57,762	55,350
Interest income from clearing services	382	670	903	1,012
Equity in net earnings of unconsolidated businesses	2,478	4,757	3,898	5,683
Software, analytics and market data	20,468	18,403	40,467	35,491
Other income (loss)	9,346	1,233	12,286	(1,313)
Total revenues	237,730	243,731	497,905	505,181
Interest and transaction-based expenses
Transaction fees on clearing services	28,606	26,752	55,568	53,821
Transaction fees on brokerage services	6,153	6,079	12,278	12,684
Interest expense from clearing services	158	617	598	943
Total interest and transaction-based expenses	34,917	33,448	68,444	67,448
Revenues, net of interest and transaction-based expenses	202,813	210,283	429,461	437,733
Expenses
Compensation and employee benefits	135,650	146,839	291,428	306,320
Communications and market data	15,694	15,106	31,360	30,177
Travel and promotion	9,285	10,198	19,374	20,401
Rent and occupancy	6,884	5,988	13,676	11,861
Depreciation and amortization	9,108	9,801	18,256	19,675
Professional fees	5,377	5,672	11,545	12,775
Interest on borrowings	6,527	3,276	13,342	6,212
Other expenses	6,671	5,573	15,144	12,206
Total other expenses	195,196	202,453	414,125	419,627
Income before provision for income taxes	7,617	7,830	15,336	18,106
Provision for income taxes	2,282	2,036	5,061	4,708
Net income before attribution to non-controlling shareholders	5,335	5,794	10,275	13,398
Less: Net income (loss) attributable to non-controlling interests	15	(357)	163	501
GFI’s net income	$5,320	$6,151	$10,112	$12,897

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Agency commissions	60.9%	64.9%	62.4%	64.9%
Principal transactions	25.6	25.9	26.7	28.5
Total brokerage revenues	86.5	90.8	89.1	93.4
Clearing services revenues	14.6	13.2	13.4	12.7
Interest income from clearing services	0.2	0.3	0.2	0.2
Equity in net earnings of unconsolidated businesses	1.2	2.3	0.9	1.3
Software, analytics and market data	10.1	8.7	9.4	8.1
Other income (loss)	4.6	0.6	2.9	(0.3)
Total revenues	117.2	115.9	115.9	115.4
Interest and transaction-based expenses
Transaction fees on clearing services	14.1	12.7	12.9	12.3
Transaction fees on brokerage services	3.0	2.9	2.9	2.9
Interest expense from clearing services	0.1	0.3	0.1	0.2
Total interest and transaction-based expenses	17.2	15.9	15.9	15.4
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	66.9	69.8	67.9	70.0
Communications and market data	7.7	7.2	7.3	6.9
Travel and promotion	4.6	4.8	4.5	4.7
Rent and occupancy	3.4	2.8	3.2	2.7
Depreciation and amortization	4.5	4.7	4.2	4.5
Professional fees	2.7	2.7	2.7	2.9
Interest on borrowings	3.2	1.6	3.1	1.4
Other expenses	3.3	2.7	3.5	2.8
Total other expenses	96.3%	96.3%	96.4%	95.9%
Income before provision for income taxes	3.7	3.7	3.6	4.1
Provision for income taxes	1.1	1.0	1.2	1.1
Net income before attribution to non-controlling shareholders	2.6	2.7	2.4	3.0
Less: Net income (loss) attributable to non-controlling interests	0.0	(0.2)	0.0	0.1
GFI’s net income	2.6%	2.9%	2.4%	2.9%

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net Income

GFI’s net income for the three months ended June 30, 2012 was $5.3 million as compared to $6.2 million for the three months ended June 30, 2011, a decrease of $0.9 million, or 14.5%. Total revenues decreased by $6.0 million, or 2.5%, to $237.7 million for the three months ended June 30, 2012 from $243.7 million for the same period in the prior year. The decrease in total revenues for the three months ended June 30, 2012 was primarily due to lower brokerage revenues, which decreased $15.6 million, or 8.2%, primarily due to the factors set forth above under the “Financial Overview” section. The decrease in brokerage revenues for the three months ended June 30, 2012 was partially offset by a net increase in “Other Revenues” and in Clearing services revenues, which are discussed in more detail below.

Total interest and transaction-based expenses increased by $1.5 million, or 4.5%, to $34.9 million for the three months ended June 30, 2012 from $33.4 million for the three months ended June 30, 2011. The increase was primarily due to an increase in the number of trades cleared by our Kyte operations, as well as variations in the mix of products and exchanges utilized by existing and new customers.

Total expenses, excluding interest and transaction-based expenses, decreased by $7.3 million, or 3.6%, to $195.2 million for the three months ended June 30, 2012 from $202.5 million for the three months ended June 30, 2011. The decrease in total other expenses was largely attributable to a decrease in compensation and employee benefits expense, which resulted primarily from lower performance bonus expense as a result of lower brokerage revenues and initiatives implemented in the first quarter of 2012 to reduce our aggragate compensation expense. The decrease was partially offset by increased interest on borrowings due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes (“8.375% Senior Notes”).

Revenues

The following table sets forth the changes in revenues for the three months ended June 30, 2012 as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2012	%*	2011	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$43,904	21.6%	$53,184	25.3%	$(9,280)	(17.4)%
Equity	36,645	18.1	44,205	21.0	(7,560)	(17.1)
Financial	47,977	23.7	49,597	23.6	(1,620)	(3.3)
Commodity	46,895	23.1	44,002	20.9	2,893	6.6
Total brokerage revenues	175,421	86.5	190,988	90.8	(15,567)	(8.2)
Clearing services revenues	29,635	14.6	27,680	13.2	1,955	7.1
Other revenues	32,674	16.1	25,063	11.9	7,611	30.4
Total revenues	237,730	117.2	243,731	115.9	(6,001)	(2.5)
Total interest and transaction-based expenses	34,917	17.2	33,448	15.9	1,469	4.4
Revenues, net of interest and transaction-based expenses	$202,813	100.0%	$210,283	100.0%	$(7,470)	(3.6)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended June 30, 2012 as compared to the same period in 2011.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 11.9% for the three months ended June 30, 2012, as compared to the same period from the prior year.

•                  Fixed income product brokerage revenues decreased $9.3 million, or 17.4%, for the three months ended June 30, 2012 compared to the same period in 2011. Revenues from fixed income derivative and cash products decreased approximately 22.1% and 13.5%, respectively, as compared to the second quarter of 2011, due in large part, to lower volatility,lower trading volumes and reduced headcount. Fixed income markets in which we provide brokerage services were affected in the second quarter of 2012 by poor global economic conditions, continued low interest rates, regulatory and market uncertainty, and the ongoing European debt crisis. Our fixed income product brokerage personnel headcount decreased by 30 to 312 employees at June 30, 2012 from 342 employees at June 30, 2011.

•                  The decrease in equity product brokerage revenues of $7.6 million, or 17.1%, for the three months ended June 30, 2012 compared to the same period in 2011 was primarily attributable to reduced cash equity and equity derivative trading volumes in the U.S. and Europe.  European equity product revenues were also negatively impacted by lower overall equity prices as compared to the same period in the prior year, which decreased the brokerage commissions we earned for brokering these products. Our equity product brokerage personnel headcount decreased by 26 to 220 employees at June 30, 2012 from 246 employees at June 30, 2011.

•                  The decrease in financial product brokerage revenues of $1.6 million, or 3.3%, for the three months ended June 30, 2012 compared to the same period in 2011 was primarily attributable to decreased revenues from emerging markets in Latin America and Asia, partially offset by revenues from our new office in Switzerland which commenced operations towards the end of 2011. Our financial product headcount increased by 78 to 402 employees at June 30, 2012 from 324 employees at June 30, 2011. The increase is largely due to the new office in Switzerland as well as the expansion of our futures brokerage business in Europe.

•                  The increase in commodity product brokerage revenues of $2.9 million, or 6.6%, for the three months ended June 30, 2012 compared to the same period in 2011 was primarily attributable to the addition of new brokers and desks in both the U.S. and Europe and the continued use of our hybrid electronic trading systems by our customers. Our commodity product brokerage personnel headcount decreased by 12 to 304 employees at June 30, 2012 from 316 employees at June 30, 2011.

Clearing Services Revenue

•                  Clearing services revenues increased by $1.9 million, or 7.1%, in the three months ended June 30, 2012 compared to the same period in 2011 due to an increase in the number of trades cleared by Kyte, as well as a variation in the mix of products and exchanges utilized by our new and existing clearing service customers. Clearing services revenues are related soley to the operations of our Kyte business unit and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended June 30,
	2012	2011
Software, analytics and market data	$20,468	$18,403
Equity in net earnings of unconsolidated businesses	2,478	4,757
Remeasurement of foreign currency transactions and balances	(2,050)	1,803
Net realized and unrealized gains (losses) from foreign currency hedges	3,688)	(3,277)
Interest income on short-term investments	240	420
Interest income from clearing services	382	670
Other	7,468	2,287
Total other revenues	$32,674	$25,063

Other revenues increased by $7.6 million in the second quarter of 2012 to $32.7 million from $25.1 million in the same period in 2011. This increase was largely related to (i) an increase of $7.0 million in net realized and unrealized gains related to foreign currency forward contracts used to hedge certain non-U.S dollar assets and revenues (ii) a net increase of $5.2 million in Other, which was due to a $5.2 million gain related to the mark-to-market of the future purchase commitment to acquire the remaining 30% equity interest in Kyte that we do not currently own, compared to a loss of $0.8 million in same period in 2011 and (iii) an increase in our software, analytics and market data revenues of $2.1 million, which was primarily attributable to an increase in software revenues at our Trayport subsidiary. Partially offsetting this increase is a net decrease of $3.9 million related to the remeasurement of foreign currency transactions and balances and a net decrease of $2.3 million in net earnings of unconsolidated businesses. The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

Interest and Transaction-Based Expenses

•                  The increase in total interest and transaction-based expenses of $1.5 million in the three months ended June 30, 2012 as compared to the same period in 2011 was primarily due to an increase in transaction fees on clearing services of $1.8 million which are entirely related to the clearing operations of Kyte. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on behalf of its clients, which are mostly pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues increased to 3.5% for the three months ended June 30, 2012 as compared to 3.4% for the three months ended June 30, 2011 primarily due to an increase in the number of trades cleared by Kyte as well as variations in the mix of products and exchanges utilized by existing and new clearing service customers.

Expenses

The following table sets forth the changes in expenses for the three months ended June 30, 2012 as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2012	%*	2011	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$135,650	66.9%	$146,839	69.8%	$(11,189)	(7.6)%
Communications and market data	15,694	7.7	15,106	7.2	588	3.9
Travel and promotion	9,285	4.6	10,198	4.8	(913)	(9.0)
Rent and occupancy	6,884	3.4	5,988	2.8	896	15.0
Depreciation and amortization	9,108	4.5	9,801	4.7	(693)	(7.1)
Professional fees	5,377	2.7	5,672	2.7	(295)	(5.2)
Interest on borrowings	6,527	3.2	3,276	1.6	3,251	99.2
Other expenses	6,671	3.3	5,573	2.7	1,098	19.7
Total other expenses	$195,196	96.3%	$202,453	96.3%	$(7,257)	(3.6)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $11.2 million in the second quarter of 2012 was predominantly due primarily to lower broker performance bonus expense resulting from lower brokerage revenues and initiatives implemented in the first quarter of 2012 to reduce our aggregate compensation expense.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses decreased to 66.9% for the three months ended June 30, 2012 compared to 69.8% for the same period in 2011.

•                  Performance bonus expense represented 36.2% and 42.7% of total compensation and employee benefits expense for the three months ended June 30, 2012 and 2011, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus amortization, which includes the amortization of cash sign-on bonuses initially paid in prior periods, represented 6.5% and 6.4% of total compensation and employee benefits expense for the three months ended June 30, 2012 and 2011, respectively.

All Other Expenses

•                  The increase in interest on borrowings of $3.3 million is due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes, which led to an increase in borrowings outstanding and a higher average effective interest rate on long-term debt borrowings during the quarter ended June 30, 2012.

•                  Other expenses increased $1.1 million in the three months ended June 30, 2012 from the same period in the prior year due, in large part, to a gain of $0.9 million related to the settlement of a pre-acquisition receivable related to one of Kyte’s investments in a third party that was recorded in the second quarter of 2011.

•                  Our effective tax rate was 30% for the three months ended June 30, 2012 as compared to 26% for the same period in the prior year. The increase in the effective tax rate was primarily due to a shift in the geographic mix of our earnings to jurisdictions with higher tax rates, as well as the establishment of valuation allowances against deferred tax assets in jurisdictions where we have determined they are unlikely to be utilized.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Income

GFI’s net income for the six months ended June 30, 2012 was $10.1 million as compared to $12.9 million for the six months ended June 30, 2011, a decrease of $2.8 million, or 21.7%. Total revenues decreased by $7.3 million, or 1.4%, to $497.9 million for the six months ended June 30, 2012 from $505.2 million for the same period in the prior year. The decrease in total revenues for the six months ended June 30, 2012 was primarily due to lower brokerage revenues, which decreased $26.4 million, or 6.4%, from $409.0 million in the six months ended June 30, 2011. The decrease in brokerage revenues was primarily the result of lower trading volumes due to the weak global economic conditions, regulatory, political and market uncertainly and the ongoing European debt crisis. The decrease in brokerage revenues was also due to effects of currency translation on our revenues due to the weakening of the Euro and British Pound Sterling relative to the U.S. Dollar. These decreases for the six months ended June 30, 2012 were partially offset by a net increase in “Other Revenues” and in Clearing services revenues, which are discussed in more detail below.

Total interest and transaction-based expenses increased by $1.0 million, or 1.5%, to $68.4 million for the six months ended June 30, 2012 from $67.4 million for the six months ended June 30, 2011. The increase was primarily due to variations in the mix of products and exchanges utilized by existing and new customers and an increase in transaction fees on clearing services provided by our Kyte business unit, associated with higher Clearing services revenue.

Total expenses, excluding interest and transaction-based expenses, decreased by $5.5 million, or 1.3% to $414.1 million for the six months ended June 30, 2012 from $419.6 million for the six months ended June 30, 2011.  The decrease in total other expenses was largely attributable to a decrease in compensation and employee benefits expense, which resulted primarily from lower performance bonus expense as a result of lower brokerage revenues and initiatives implemented in the first quarter of 2012 to reduce our aggregate compensation expense. The decrease was partially offset by increased interest on borrowings due to the July 2011 issuance of 8.375% Senior Notes and an increase in other expenses due to a $2.7 million impairment of an available-for-sale security.

Revenues

The following table sets forth the changes in revenues for the six months ended June 30, 2012, as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2012	%*	2011	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$105,415	24.5%	$124,691	28.5%	$(19,276)	(15.5)%
Equity	74,178	17.3	92,362	21.1	(18,184)	(19.7)
Financial	98,132	22.9	98,102	22.4	30	0.0
Commodity	104,864	24.4	93,803	21.4	11,061	11.8
Total brokerage revenues	382,589	89.1	408,958	93.4	(26,369)	(6.4)
Clearing services revenues	57,762	13.4	55,350	12.7	2,412	4.4
Other revenues	57,554	13.4	40,873	9.3	16,681	40.8
Total revenues	497,905	115.9	505,181	115.4	(7,276)	(1.4)
Total interest and transaction-based expenses	68,444	15.9	67,448	15.4	996	1.5
Revenues, net of interest and transaction-based expenses	$429,461	100.0%	$437,733	100.0%	$(8,272)	(1.9)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the six months ended June 30, 2012 as compared to the same period in 2011:

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 11.1% for the six months ended June 30, 2012, as compared to the same period for the prior year.

•                  Fixed income product brokerage revenues decreased 15.5% for the six months ended June 30, 2012 compared to the same period for the prior year. Revenues from fixed income derivative and cash products decreased approximately 25.2% and 6.5%, respectively, as compared to the second quarter of 2011 due, in large part, to lower volatility, lower trading volumes and reduced headcount. Fixed income markets in which we provide brokerage services were affected in the first half of 2012 by poor global economic conditions, continued low interest rates, regulatory and market uncertainty, and the ongoing European debt crisis. Our fixed income product brokerage personnel headcount decreased by 30 to 312 employees at June 30, 2012 from 342 employees at June 30, 2011.

•                  Equity product brokerage revenues decreased $18.2 million, or 19.7% for the six months ended June 30, 2012 compared to the same period for the prior year. The decrease was primarily attributable to reduced cash equity and equity derivative trading volumes in Europe and the Americas which led to lower revenues. European equity product revenues were also negatively impacted by lower overall equity prices as compared to the same period in the prior year, which decreased the brokerage commissions we earned for broking these products. Our equity product brokerage personnel headcount decreased by 26 to 220 employees at June 30, 2012 from 246 employees at June 30, 2011.

•                  Financial product brokerage revenues remained relatively level in the six months ended June 30, 2012 compared to the same period for the prior year. Slow market conditions led to decreased revenues in emerging markets in Latin America and Asia, which were partially offset by revenues attributable to the opening of our office in Switzerland. Our financial product headcount increased by 78 to 402 employees at June 30, 2012 from 324 employees at June 30, 2011. The increase is largely due to the new office in Switzerland as well as the expansion of our futures brokerage business in Europe.

•                  Commodity product brokerage revenues increased $11.1 million, or 11.8%, for the six months ended June 30, 2012 compared to the same period in the prior year. This increase was primarily attributable to the strong performance of our existing global power, natural gas and metals businesses, as well the addition of new brokers and desks in both the U.S. and Europe and the continued use of our hybrid electronic trading systems by our customers. Our commodity product brokerage personnel headcount decreased by 12 to 304 employees at June 30, 2012 from 316 employees at June 30, 2011.

Clearing Services Revenue

•                  Clearing services revenues increased by $2.4 million, or 4.4%, in the first half of 2012 compared to the same period in 2011 due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers partially offset by a decrease in the number of trades cleared by Kyte. Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Six Months Ended June 30,
	2012	2011
Software, analytics and market data	$40,467	$35,491
Equity in net earnings of unconsolidated businesses	3,898	5,683
Remeasurement of foreign currency transactions and balances	(2,722)	4,046
Net realized and unrealized gains (losses) from foreign currency hedges	2,867	(10,358)
Interest income on short-term investments	399	768
Interest income from clearing services	903	1,012
Other	11,742	4,231
Total other revenues	$57,554	$40,873

Other revenues increased by $16.7 million in the first six months of 2012 to $57.6 million from $40.9 million in the same period in 2011. This increase was largely related to (i) a net increase of $13.2 million in net realized and unrealized gains related to foreign currency forward contracts used to hedge certain non-U.S dollar assets and revenues, (ii) a net increase of $7.5 million in Other, which was due, in large part, to a $7.0 million gain related to the mark-to-market of the future purchase commitment to acquire the residual 30% equity interest in Kyte compared to a loss of $1.6 million in same period in 2011, and (iii) an increase in our software, analytics and market data revenues of $5.0 million, which was primarily attributable to an increase in software revenues at our Trayport subsidiary. Partially offsetting this increase was a net decrease of $6.8 million related to the remeasurement of foreign currency transactions and balances and a net decrease of $1.8 million in net earnings of unconsolidated businesses. The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

Interest and Transaction-Based Expenses

•                  The increase in total interest and transaction-based expenses of $1.0 million in the six months ended June 30, 2012, as compared to the same period in 2011, was primarily due to an increase in transaction fees on clearing services of $1.7 million. These transaction fees are entirely related to the clearing operations of Kyte. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on behalf of its clients, which are mostly pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues increased to 3.8% for the six months ended June 30, 2012 as compared to 2.8% for the six months ended June 30, 2011 primarily due to variations in the mix of products and exchanges utilized by existing and new clearing service customers partially offset by a market-wide decrease in trading volumes.

Expenses

The following table sets forth the changes in expenses for the six months ended June 30, 2012 as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2012	%*	2011	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$291,428	67.9%	$306,320	70.0%	$(14,892)	(4.9)%
Communications and market data	31,360	7.3	30,177	6.9	1,183	3.9
Travel and promotion	19,374	4.5	20,401	4.7	(1,027)	(5.0)
Rent and occupancy	13,676	3.1	11,861	2.7	1,815	15.3
Depreciation and amortization	18,256	4.3	19,675	4.5	(1,419)	(7.2)
Professional fees	11,545	2.7	12,775	2.9	(1,230)	(9.6)
Interest on borrowings	13,342	3.1	6,212	1.4	7,130	114.8
Other expenses	15,144	3.5	12,206	2.8	2,938	24.1
Total other expenses	$414,125	96.4%	$419,627	95.9%	$(5,502)	(1.3)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expenses of $14.9 million in the first six months of 2012 as compared to the same period in 2011 was primarily due to lower broker performance bonus expense due to lower brokerage revenues and initiatives implemented in the first quarter of 2012 to reduce our aggregate compensation expense. These decreases were partially offset by higher broker salary expense due, in large part, to an increase in broker headcount attributable to the opening of our office in Switzerland in the second half of 2011.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 67.9% for the six months ended June 30, 2012 compared to 70.0% for the same period in the prior year. The lower compensation rate is primarily due to initiatives implemented in the first quarter of 2012 to reduce our aggregate compensation expense.

•                  Performance bonus expense represented 38.9% and 46.1% of total compensation and employee benefits expense for the six months ended June 30, 2012 and 2011, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on bonus amortization, which includes the amortization of cash sign-on bonuses initially paid in prior periods, represented 6.4% and 6.2% of total compensation and employee benefits expense for the six months ended June 30, 2012 and 2011, respectively.

All Other Expenses

•                  The increase in rent and occupancy of $1.8 million was primarily due to the renewal of our office lease in the U.K. in the fourth quarter of 2011 at a higher rent, as well as rental costs associated with the opening of our office in Switzerland in the second half of 2011.

•                  The decrease in depreciation and amortization of $1.4 million was due, in part, to certain assets placed into service in prior years that were fully depreciated by the end of 2011.

•                  The decrease in professional fees of $1.2 million was due, in large part, to a decrease in our global audit fee for 2012 as compared to 2011.

•                  The increase in interest on borrowings of $7.1 million was due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes, which led to an increase in borrowings outstanding and a higher average effective interest rate on long-term debt borrowings during the six months ended June 30, 2012.

•                  The increase in Other expenses of $2.9 million for the six months ended June 30, 2012 from the same period in the prior year was due, in large part, to a $2.7 million impairment charge taken in the first quarter of 2012 related to an available-for-sale security.

•                  Our effective tax rate was 33% for the six months ended June 30, 2012 as compared to 26% for the same period in the prior year. The increase in the effective tax rate was primarily due to a shift in the geographic mix of our earnings to jurisdictions with higher tax rates, as well as the establishment of valuation allowances against deferred tax assets in jurisdictions where we have determined they are unlikely to be utilized.

Results of Segment Operations

Based on the nature of our operations, products and services in each geographic region, we determined that we have four operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage, and (iv) Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Additionally, we present our operating segments as five reportable segments, which includes the four operating segments plus All Other. The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of our corporate business activities and operations from software, analytics and market data.

Segment Results for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended June 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$71,515	$82,954	$18,823	$42,775	$21,663	$237,730
Revenues, net of interest and transaction-based expenses	67,535	80,531	18,806	13,863	22,078	202,813
Other expenses	48,863	60,248	14,850	10,212	61,023	195,196
Income (loss) before income taxes	18,672	20,283	3,956	3,651	(38,945)	7,617

	Three Months Ended June 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$76,109	$91,508	$21,870	$37,578	$16,666	$243,731
Revenues, net of interest and transaction-based expenses	72,728	88,780	21,853	9,980	16,942	210,283
Other expenses	51,849	65,716	16,650	7,881	60,357	202,453
Income (loss) before income taxes	20,879	23,064	5,203	2,099	(43,415)	7,830

Total Revenues

•                  Total revenues for Americas Brokerage decreased $4.6 million, or 6.0%, to $71.5 million for the three months ended June 30, 2012 from $76.1 million for the three months ended June 30, 2011. Total revenues for EMEA Brokerage decreased $8.5 million, or 9.3%, to $83.0 million for the three months ended June 30, 2012 from $91.5 million for the three months ended June 30, 2011. Total revenues for Asia Brokerage decreased $3.1 million, or 14.2%, to $18.8 million for the three months ended June 30, 2012 from $21.9 million for the three months ended June 30, 2011. Total revenues for our three brokerage segments decreased by $16.2 million, or 8.5%, to $173.3 million for the three months ended June 30, 2012 from $189.5 million for the three months ended June 30, 2011. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.”

•                  Total revenues for Clearing and Backed Trading increased $5.2 million, or 13.8%, to $42.8 million for the three months ended June 30, 2012 from $37.6 million for the three months ended June 30, 2011. The increase is predominantly due to a gain of $5.2 million related to the mark-to-market on the future purchase commitment to acquire the residual 30% equity interest in Kyte.

•                  Total revenues for All Other increased by $5.0 million, or 30.0%, to $21.7 million for the three months ended June 30, 2012 from $16.7 million for the three months ended June 30, 2011. This increase was due, in large part, to net realized and unrealized gains from foreign currency hedges and an increase in software, analytics and market data revenues.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments remained consistent at $6.4 million for the three months ended June 30, 2012, as compared to $6.1 million for the three months ended June 30, 2011. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $28.9 million for the three months ended June 30, 2012 from $27.6 million for the same period in the prior year primarily due to an increase in the number of trades cleared by Kyte, as well as variations in the mix of products and exchanges utilized by existing and new clearing service customers.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $2.9 million, or 5.6%, to $48.9 million for the three months ended June 30, 2012 from $51.8 million for the three months ended June 30, 2011.  Other expenses for EMEA Brokerage decreased $5.5 million, or 8.4%, to $60.2 million for the three months ended June 30, 2012 from $65.7 million for the three months ended June 30, 2011.  Other expenses for Asia Brokerage decreased $1.8 million, or 10.8%, to $14.9 million for the three months ended June 30, 2012 from $16.7 million for the three months ended June 30, 2011. Total Other expenses for our three brokerage segments decreased by $10.2 million, or 7.7%, to $124.0 million for the three months ended June 30, 2012 from $134.2 million for the three months ended June 30, 2011. The decrease across all brokerage segments was due, in large part, to a decrease in compensation and employee benefits expense which is attributable to lower broker performance bonus expense due to lower brokerage revenues and initiatives implemented in the first quarter of 2012 to reduce our aggregate compensation expense.

•                  We record certain direct expenses, including compensation and employee benefits, to the operating segments. However, the Company does not allocate certain expenses that are managed separately at the corporate level to our operating segments.  The unallocated costs, including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses, are included in the expenses for All Other described below.  Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments.

•                  Other expenses for Clearing and Backed Trading increased $2.3 million, or 29.1%, to $10.2 million for the three months ended June 30, 2012 from $7.9 million for the three months ended June 30, 2011. The increase was primarily due to an increase in intercompany interest charges in connection with an increase in investments by our Clearing and Backed Trading segment.

•                  Other expenses for All Other decreased by $0.7 million, or 1.2%, to $61.0 million for the three months ended June 30, 2012 from $60.3 million for the three months ended June 30, 2011.  The decrease was due, in large part, to a decrease in compensation and employee benefits due to lower variable compensation expense for back office personnel mostly offset by an increase in interest on borrowings due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes.

Segment Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Six Months Ended June 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$153,929	$183,417	$39,926	$81,238	$39,395	$497,905
Revenues, net of interest and transaction-based expenses	146,455	178,144	39,891	24,777	40,194	429,461
Other expenses	104,543	129,291	31,746	20,893	127,652	414,125
Income (loss) before income taxes	41,912	48,853	8,145	3,884	(87,458)	15,336

	Six Months Ended June 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$153,581	$201,332	$44,446	$79,780	$26,042	$505,181
Revenues, net of interest and transaction-based expenses	146,278	195,734	44,413	24,676	26,632	437,733
Other expenses	105,348	139,775	33,528	21,346	119,630	419,627
Income (loss) before income taxes	40,930	55,959	10,885	3,330	(92,998)	18,106

Total Revenues

•                  Total revenues for Americas Brokerage increased $0.3 million, or 0.2%, to $153.9 million for the six months ended June 30, 2012 from $153.6 million for the six months ended June 30, 2011. Total revenues for EMEA Brokerage decreased $17.9 million, or 8.9%, to $183.4 million for the six months ended June 30, 2012 from $201.3 million for the six months ended June 30, 2011. Total revenues for Asia Brokerage decreased $4.5 million, or 10.1%, to $39.9 million for the six months ended June 30, 2012 from $44.4 million for the six months ended June 30, 2011. Total revenues for our three brokerage segments decreased by $22.1 million, or 5.5%, to $377.2 million for the six months ended June 30, 2012 from $399.3 million for the six months ended June 30, 2011. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.”

•                  Total revenues for Clearing and Backed Trading increased $1.4 million, or 1.8%, to $81.2 million for the six months ended June 30, 2012 from $79.8 million for the six months ended June 30, 2011. The increase was due, in large part, to a gain of $7.0 million related to the mark-to-market on the future purchase commitment to acquire the residual 30% equity interest in Kyte, which was almost entirely offset by a decrease in brokerage revenues and equity in earnings of unconsolidated businesses.

•                  Total revenues for All Other increased by $13.4 million, or 51.5%, to $39.4 million for the six months ended June 30, 2012 from $26.0 million for the six months ended June 30, 2011. This increase was primarily due to, (i) net realized and unrealized gains from foreign currency hedges, (ii) an increase in software, analytics and market data revenues and (iii) a net decrease in losses from equity method investments.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments remained consistent at $12.8 million for the six months ended June 30, 2012 as compared to $12.9 million for the six months ended June 30, 2011. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $56.5 million for the six months ended June 30, 2012 from $55.1 million for the same period in the prior year primarily due to variations in the mix of products and exchanges utilized by existing and new clearing service customers partially offset by a market-wide decrease in trading volumes.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $0.8 million, or 0.8%, to $104.5 million for the six months ended June 30, 2012 from $105.3 million for the six months ended June 30, 2011.  Other expenses for EMEA Brokerage decreased $10.5 million, or 7.5%, to $129.3 million for the six months ended June 30, 2012 from $139.8 million for the six months ended June 30, 2011.  Other expenses for Asia Brokerage decreased $1.8 million, or 5.4%, to $31.7 million for the six months ended June 30, 2012 from $33.5 million for the six months ended June 30, 2011. Total Other expenses for our three brokerage segments decreased by $13.1 million, or 4.7%, to $265.5 million for the six months ended June 30, 2012 from $278.6 million for the six months ended June 30, 2011. The decrease across all brokerage segments was due, in large part, to a decrease in compensation and employee benefits expense, which is attributable to lower broker performance bonus expense due to lower brokerage revenues and initiatives implemented in the first quarter of 2012 to reduce our aggregate compensation expense. These decreases in EMEA Brokerage were slightly offset by higher broker salary expense due, in large part, to an increase in broker headcount attributable to the opening of our Switzerland office in the second half of 2011.

•                  We record certain direct expenses, including compensation and employee benefits, to the operating segments. However, the Company does not allocate certain expenses that are managed separately at the corporate level to our operating segments.  The unallocated costs, including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses, are included in the expenses for All Other described below.  Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments.

•                  Other expenses for Clearing and Backed Trading decreased $0.4 million to $20.9 million for the six months ended June 30, 2012 from $21.3 million for the six months ended June 30, 2011.

•                  Other expenses for All Other increased by $8.0 million, or 6.7%, to $127.6 million for the six months ended June 30, 2012 from $119.6 million for the six months ended June 30, 2011. The increase was primarily due to an increase in interest on borrowings due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes and an increase in other expenses due to an impairment charge taken on an available-for-sale security in the first quarter of 2012, partially offset by a decrease in compensation and employee benefits expense due to lower variable compensation expense for back office personnel.

Quarterly Results of Operations (Unaudited)

The following table sets forth, by quarter, our unaudited statement of operations data for the period from July 1, 2010 to June 30, 2012. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(dollars in thousands)
Revenues
Agency commissions	$123,457	$144,580	$125,584	$151,446	$136,513	$147,483	$127,774	$125,011
Principal transactions	51,964	62,588	48,907	61,711	54,475	70,487	49,064	49,677
Total brokerage revenues	175,421	207,168	174,491	213,157	190,988	217,970	176,838	174,688
Clearing services revenues	29,635	28,127	25,513	31,872	27,680	27,670	20,325	21,553
Interest income from clearing services	382	521	682	606	670	342	439	232
Equity in net earnings (losses) of unconsolidated businesses (1)	2,478	1,420	523	4,260	4,757	926	2,088	1,875
Software, analytics and market data	20,468	19,999	19,292	18,837	18,403	17,088	16,313	14,905
Other income (loss) (2)	9,346	2,940	13,829	7,230	1,233	(2,546)	6,235	(3,263)
Total revenues	237,730	260,175	234,330	275,962	243,731	261,450	222,238	209,990
Interest and transaction-based expenses
Transaction fees on clearing services	28,606	26,962	24,074	30,388	26,752	27,069	19,189	20,729
Transaction fees on brokerage services	6,153	6,125	5,184	6,673	6,079	6,605	6,348	5,887
Interest expense from clearing services	158	440	496	439	617	326	289	138
Total interest and transaction-based expenses	34,917	33,527	29,754	37,500	33,448	34,000	25,826	26,754
Revenues, net of interest and transaction-based expenses	202,813	226,648	204,576	238,462	210,283	227,450	196,412	183,236
Expenses
Compensation and employee benefits	135,650	155,778	161,068	159,980	146,839	159,481	139,131	133,345
Communications and market data	15,694	15,666	15,364	15,187	15,106	15,071	13,210	13,788
Travel and promotion	9,285	10,089	9,887	9,723	10,198	10,203	10,618	8,665
Rent and occupancy	6,884	6,792	6,481	6,322	5,988	5,873	5,860	5,867
Depreciation and amortization	9,108	9,148	9,278	9,990	9,801	9,874	9,552	8,851
Professional fees	5,377	6,168	7,772	6,866	5,672	7,103	6,050	7,055
Interest on borrowings	6,527	6,815	7,512	12,035	3,276	2,936	2,692	3,066
Other expenses (1)	6,671	8,473	14,244	9,353	5,573	6,633	8,604	5,984
Total other expenses	195,196	218,929	231,606	229,456	202,453	217,174	195,717	186,621
Income (loss) before provision for (benefit from) income taxes	7,617	7,719	(27,030)	9,006	7,830	10,276	695	(3,385)
Provision for (benefit from) income taxes	2,282	2,779	(4,945)	2,884	2,036	2,672	(3,759)	(1,050)
Net income (loss) before attribution to non-controlling shareholders	5,335	4,940	(22,085)	6,122	5,794	7,604	4,454	(2,335)
Less: Net income (loss) attributable to non-controlling interests	15	148	58	57	(357)	858	153	151
GFI’s net income (loss)	$5,320	$4,792	$(22,143)	$6,065	$6,151	$6,746	$4,301	$(2,486)

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Revenues
Agency commissions	60.9%	63.8%	61.4%	63.5%	64.9%	64.8%	65.1%	68.2%
Principal transactions	25.6	27.6	23.9	25.9	25.9	31.0	25.0	27.1
Total brokerage revenues	86.5	91.4	85.3	89.4	90.8	95.8	90.1	95.3
Clearing services revenues	14.6	12.4	12.5	13.4	13.2	12.2	10.4	11.8
Interest income from clearing services	0.2	0.2	0.3	0.3	0.3	0.1	0.2	0.1
Equity in net earnings (losses) of unconsolidatedbusinesses (1)	1.2	0.6	0.3	1.8	2.3	0.4	1.0	1.0
Software, analytics and market data	10.1	8.8	9.3	7.8	8.7	7.5	8.3	8.1
Other income (loss) (2)	4.6	1.4	6.8	3.0	0.6	(1.1)	3.2	(1.7)
Total revenues	117.2	114.8	114.5	115.7	115.9	114.9	113.2	114.6
Interest and transaction-based expenses
Transaction fees on clearing services	14.1	11.9	11.8	12.7	12.7	11.9	9.8	11.3
Transaction fees on brokerage services	3.0	2.7	2.5	2.8	2.9	2.9	3.2	3.2
Interest expense from clearing services	0.1	0.2	0.2	0.2	0.3	0.1	0.2	0.1
Total interest and transaction-based expenses	17.2	14.8	14.5	15.7	15.9	14.9	13.2	14.6
Revenues, net of interest and transaction based expenses	100.0	100.0	100.0	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	66.9	68.7	78.7	67.1	69.8	70.1	70.9	72.8
Communications and market data	7.7	6.9	7.5	6.4	7.2	6.6	6.7	7.5
Travel and promotion	4.6	4.5	4.8	4.1	4.8	4.5	5.4	4.7
Rent and occupancy	3.4	3.0	3.2	2.7	2.8	2.6	3.0	3.2
Depreciation and amortization	4.5	4.0	4.5	4.2	4.7	4.4	4.9	4.8
Professional fees	2.7	2.7	3.8	2.9	2.7	3.1	3.1	3.8
Interest on borrowings	3.2	3.0	3.7	5.0	1.6	1.3	1.4	1.7
Other expenses (1)	3.3	3.8	7.0	3.9	2.7	2.9	4.2	3.3
Total other expenses	96.3	96.6	113.2	96.3	96.3%	95.5%	99.6%	101.8%
Income (loss) before provision for (benefit from) income taxes	3.7	3.4	(13.2)	3.7	3.7	4.5	0.4	(1.8)
Provision for (benefit from) income taxes	1.1	1.2	(2.4)	1.2	1.0	1.2	(1.9)	(0.5)
Net income (loss) before attribution to non-controlling shareholders	2.6	2.2	(10.8)	2.5	2.7	3.3	2.3	(1.3)
Less: Net income (loss) attributable to non-controlling interests	0.0	0.1	0.0	0.0	(0.2)	0.4	0.1	0.1
GFI’s net income (loss)	2.6%	2.1%	(10.8)%	2.5%	2.9%	2.9%	2.2%	(1.4)%

(1)          Certain amounts related to equity in net earnings (losses) of unconsolidated businesses totaling $(1,448), $235, $243 for the three months ended March 31, 2011, December 31, 2010 and September 30, 2010, respectively, were previously presented in the “Other expenses” line item in the Condensed Consolidated Statements of Operations. In order to enhance transparency in the presentation of the Condensed Consolidated Statements of Operations and to more clearly present the financial performance of our equity method investees, these amounts have been reclassified to the “Equity in net earnings (losses) of unconsolidated businesses” line item.

(2)          Interest income on short-term investments was previously presented in a line item called “Interest income” and has been combined into “Other income (loss)” to conform with the presentation beginning in the three month period ended December 31, 2010. The amount that was combined for the three months ended September 30, 2010 related to Interest income was $682.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At June 30, 2012, we had $207.8 million of cash and cash equivalents compared to $245.9 million at December 31, 2011. Included in this amount are $168.7 million and $187.1 million of cash and cash equivalents held by subsidiaries outside of the United States at June 30, 2012 and December 31, 2011, respectively. These amounts may be subject to additional income taxes in the event such cash and cash equivalents related to foreign earnings are repatriated to the United States.

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

Sources and Uses of Cash

Net cash used in operating activities was $4.5 million for the six months ended June 30, 2012 compared with $2.4 million for the six months ended June 30, 2011, an increase in cash used of $2.1 million. The increase in cash used in the business is due to (i) a net change in non-cash items that reconcile net income to net cash used in operating activities such as depreciation and amortization, net unrealized gains/losses on foreign exchange derivatives contracts and similar non-cash items included in net income and (ii) a decrease of $3.1 million in net income before attribution to non-controlling stockholders from $13.4 million for the six months ended June 30, 2011 to $10.3 million for the six months ended June 30, 2012. Offsetting this decrease was a reduction in working capital employed in the business for the six months ended June 30, 2012 relative to the same period in 2011. The decrease in working capital employed in the business was primarily due to a $37.9 million decrease related to changes in net receivables from brokers, dealers and clearing organizations, a net decrease of $15.9 million related to decreases in each of cash and securities segregated under federal and other regulations and payables to clearing service customers and a $14.9 million decrease related to the change in commissions receivable. These decreases in working capital requirements were offset by a $50.0 million increase in working capital used in the business due to the net changes in accrued compensation and accounts payable, and a net increase from the change in other assets and other liabilities of $12.5 million.

Net cash used in investing activities for the six months ended June 30, 2012 was $6.7 million compared to $24.1 million used in the six months ended June 30, 2011, a decrease of $17.4 million. The decrease in cash used for investing activities was related to a decrease of $9.2 million in net payments due to the settlement of foreign exchange derivative hedge contracts, a decrease in purchases of property, equipment and leasehold improvements of $2.5 million and the issuance of a note receivable of $2.8 million in the first six months of 2011.

Net cash used in financing activities for the six months ended June 30, 2012 was $27.3 million, as compared to $32.5 million for the six months ended June 30, 2011, a decrease of $5.2 million. This decrease was primarily related to a decrease in purchases of treasury stock of $6.4 million, somewhat offset by a net increase of additional tax expense related to share based compensation of $2.4 million. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

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

Funding

Our outstanding debt at June 30, 2012 and December 31, 2011 consists of our 8.375% Senior Notes. During the year ended December 31, 2011, we used $135.3 million and $67.8 million of the net proceeds from the issuance of the 8.375% Senior Notes to repay all outstanding amounts pursuant to the Credit Agreement and to repay all of the outstanding principal and interest to redeem the 7.17% Senior Notes, respectively, as well as to pay all premiums and transaction expenses associated therewith.  In addition, as a result of the issuance of the 8.375% Senior Notes, the available borrowing capacity under the Credit Agreement decreased from $200 million to approximately $129.5 million. See Note 7 to the Condensed Consolidated Financial Statements for further details on the Credit Agreement, our 8.375% Senior Notes and our 7.17% Senior Notes.

Credit Ratings

As of June 30, 2012, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody’s Investor Services	Ba2	Stable
Standard & Poor’s	BB+	Negative
Fitch Ratings Inc.	BBB	Stable

Credit ratings and outlooks can be revised at any time if such rating agency decides the circumstances warrant a revision.  In addition, a reduction in our rating may affect the availability of future debt financing and the terms that are available to us.  If our credit rating is downgraded by any of the rating agencies below a base rating, our applicable per annum interest rate on our outstanding 8.375% Senior Notes will increase by a maximum of 200 basis points. On April 23, 2012, Standard & Poor’s lowered its credit rating on our 8.375% Senior Notes one notch to BB+, which will increase our applicable per annum interest, effective July 19, 2012, by 25 basis points, equating to $0.6 million in additional interest expense per annum. On July 6, 2012, Fitch Ratings Inc. (“Fitch”) lowered its credit raing on our 8.375% Senior Notes one notch to BBB-, which did not have any impact on the applicable interest rate related to the 8.375% Senior Notes as Fitch’s rating did not go below the base rating.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In December 2010, in addition to the quarterly dividends declared by our Board of Directors, our Board also declared a special cash dividend of $0.25 per share. Cash dividends paid for the six months ended June 30, 2012 and 2011 were approximately $11.9 million and $12.3 million, respectively.

Common Stock

It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$145,313	$14,652	$23,749	$20,217	$86,695
Interest on Long-term obligations	140,156	21,562	43,125	43,125	32,344
Long-term obligations	250,000	—	—	—	250,000
Purchase obligations (1)	35,124	24,829	9,197	1,098	—
Total	$570,593	$61,043	$76,071	$64,440	$369,039

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

We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $11.2 million, excluding interest of $1.0 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions that have not been paid are excluded from the Contractual Obligations and Commitments table.

We have a future purchase commitment with an estimated fair value of $5.6 million and a contingent consideration liability with an estimated fair value of $0.8 million as of June 30, 2012. Due to the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, these liabilities have been excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2012 as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our Condensed Consolidated Financial Statements and we have included the disclosures required by this guidance in Note 13 to the Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income (“ASU 2011-05”). The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard requires entities to report the components of comprehensive income  in either (1) a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”). ASU 2011-08 amends current guidance to allow entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  The amendments in ASU 2011-08 are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We early adopted ASU 2011-08 effective the fourth quarter of 2011. The adoption of ASU 2011-08 did not have a material impact on our Condensed Consolidated Financial Statements as we were previously in compliance with the presentation requirements of this ASU.

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position. The new disclosures are required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented. We are evaluating the effect of this guidance and we do not expect the adoption of ASU 2011-11 to have a material impact on our Condensed Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amended guidance simplifies how entities test for impairment of indefinite-lived intangible assets. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary. The amendments do not change the measurement of impairment losses. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We do not expect the adoption of ASU 2012-02 to have a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2011 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the six months ended June 30, 2012.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the six months ended June 30, 2012.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $5.4 million as of June 30, 2012.

ITEM 4.                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), were effective as of the end of the period covered by this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.:

We have reviewed the accompanying  condensed consolidated statement of financial condition of GFI Group Inc. and its subsidiaries as of June 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2012 and the condensed consolidated statement of cash flows and changes in stockholders’ equity for the six-month period ended June 30, 2012.  These interim financial statements are the responsibility of the Company’s management.

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

August 9, 2012

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

Based on currently available information, the outcome of the Company’s outstanding legal proceedings are not expected to have a material adverse impact on the Company’s financial position. However, the outcome of any such matters may be material to the Company’s results of operations or cash flows in a given period. It is not presently possible to determine the Company’s ultimate exposure to these matters and there is no assurance that the resolution of the Company’s outstanding matters will not significantly exceed any reserves accrued by the Company.

ITEM 1A.           RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2011 Form 10-K. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2011 Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended June 30, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April
Stock Repurchase Program (a)	225,000	$3.39	225,000	12,883,903
Employee Transactions (b)	89,403	$3.30	N/A	N/A

May
Stock Repurchase Program (a)	528,170	$2.83	528,170	12,355,733
Employee Transactions (b)	142,391	$2.73	N/A	N/A

June
Stock Repurchase Program (a)	716,232	$2.96	716,232	11,639,501
Employee Transactions (b)	65,238	$3.56	N/A	N/A

Total
Stock Repurchase Program (a)	1,469,402	$2.98	1,469,402	11,639,501
Employee Transactions (b)	297,032	$3.08	N/A	N/A

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

(c)  Amounts disclosed in this column include the number of RSUs management reasonably anticipates will be granted in the current calendar year less the number of shares repurchased by the Company on the open market for the current calendar year through June 30, 2012.

ITEM 6.                    EXHIBITS

Exhibits:

Exhibit No.	Description
10	Fourth Amendment to the GFI Group Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2012).
15	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(*) Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2012 and December 31, 2011, ii) the Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2012 and 2011 iii) the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2012 and 2011,  iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) Notes to Condensed Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless GFI Group, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2012.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)