Form 10-Q
period 2012-09-30
GFI Group Inc.
filed 2012-11-16
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of shares of registrant’s common stock outstanding on October 31, 2012 was 118,266,541.

		Page Number

Part I—Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Statements of Financial Condition as of September 30, 2012 (unaudited) and December 31, 2011	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 (unaudited) and September 30, 2011 (unaudited)	7
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	64

	Report of Independent Registered Public Accounting Firm	65

Part II—Other Information

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 6.	Exhibits	68

NOTE:  In filing this Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012 on November 16, 2012, the Registrant is relying on the order issued by the Securities and Exchange Commission (Release No. 68224) providing relief to registrants unable, due to Hurricane Sandy and its aftermath, to meet a filing deadline occurring during the period from and including October 29, 2012 to November 20, 2012, provided that such report, schedule or form is filed on or before November 21, 2012.

Pursuant to such order, the Registrant hereby informs the Commission that in connection with the recent devastation to the New York metropolitan area from Hurricane Sandy, the building which houses our headquarters, located at 55 Water Street in lower Manhattan, suffered considerable damage to its basement floors by the storm surge.  Although our headquarters are located on the higher floors of the building, we have not been permitted to gain access to the premises and as a result were unable to process this Quarterly Report on Form 10-Q for the Quarter ended September 30, 2012 before its original filing deadline of November 9, 2012.

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$209,759	$245,879
Cash and securities segregated under federal and other regulations	46,145	12,756
Commissions receivable, net of allowance for doubtful accounts of $1,344 and $1,453 at September 30, 2012 and December 31, 2011, respectively	93,373	94,971
Receivables from brokers, dealers and clearing organizations	604,912	251,794
Property, equipment and leasehold improvements, net of depreciation and amortization of $165,250 and $150,850 at September 30, 2012 and December 31, 2011, respectively	59,053	61,947
Goodwill	268,612	266,506
Intangible assets, net	50,928	58,027
Other assets	188,951	198,669
TOTAL ASSETS	$1,521,733	$1,190,549

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$69,100	$127,089
Accounts payable and accrued expenses	41,463	56,547
Payables to brokers, dealers and clearing organizations	362,783	89,529
Payables to clearing services customers	263,685	120,909
Long-term obligations	250,000	250,000
Other liabilities	90,838	97,563
Total Liabilities	$1,077,869	$741,637
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 134,621,089 and 131,669,676 shares issued at September 30, 2012 and December 31, 2011, respectively	1,346	1,317
Additional paid in capital	367,813	365,835
Retained earnings	144,592	160,934
Treasury stock, 16,487,182 and 14,145,038 shares of common stock at cost, at September 30, 2012 and December 31, 2011, respectively	(72,414)	(73,919)
Accumulated other comprehensive income (loss)	1,021	(6,955)
Total Stockholders’ Equity	442,358	447,212
Non-controlling interests	1,506	1,700
Total Equity	443,864	448,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,521,733	$1,190,549

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Agency commissions	$112,239	$151,446	$380,276	$435,442
Principal transactions	50,278	61,711	164,830	186,673
Total brokerage revenues	162,517	213,157	545,106	622,115
Clearing services revenues	30,545	31,872	88,307	87,222
Interest income from clearing services	422	606	1,325	1,618
Equity in net earnings of unconsolidated businesses	2,344	4,260	6,242	9,943
Software, analytics and market data	21,204	18,837	61,671	54,328
Other income	2,356	7,230	14,642	5,917
Total revenues	219,388	275,962	717,293	781,143
Interest and transaction-based expenses
Transaction fees on clearing services	29,420	30,388	84,988	84,209
Transaction fees on brokerage services	5,734	6,673	18,012	19,357
Interest expense from clearing services	82	439	680	1,382
Total interest and transaction-based expenses	35,236	37,500	103,680	104,948
Revenues, net of interest and transaction-based expenses	184,152	238,462	613,613	676,195
Expenses
Compensation and employee benefits	130,499	159,980	421,927	466,300
Communications and market data	15,269	15,187	46,629	45,364
Travel and promotion	7,973	9,723	27,347	30,124
Rent and occupancy	7,083	6,322	20,759	18,183
Depreciation and amortization	9,246	9,990	27,502	29,665
Professional fees	5,925	6,866	17,470	19,641
Interest on borrowings	6,738	12,035	20,080	18,247
Other expenses	8,586	9,353	23,730	21,559
Total other expenses	191,319	229,456	605,444	649,083
(Loss) Income before provision for income taxes	(7,167)	9,006	8,169	27,112
Provision for income taxes	1,638	2,884	6,699	7,592
Net (loss) income before attribution to non-controlling stockholders	(8,805)	6,122	1,470	19,520
Less: Net (loss) income attributable to non-controlling interests	(112)	57	51	558
GFI’s net (loss) income	$(8,693)	$6,065	$1,419	$18,962

(Loss) Earnings per share available to common stockholders
Basic	$(0.08)	$0.05	$0.01	$0.16
Diluted	$(0.08)	$0.05	$0.01	$0.15
Weighted average shares outstanding
Basic	115,541,373	117,717,234	116,073,488	119,187,808
Diluted	115,541,373	125,420,736	123,570,110	127,052,814
Dividends declared per share of common stock	$0.05	$0.05	$0.15	$0.15

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income before attribution to non-controlling stockholders	$(8,805)	$6,122	$1,470	$19,520
Other comprehensive income (loss):
Foreign currency translation adjustment	6,041	(4,125)	7,721	(2,246)
Unrealized gain (loss) on available-for-sale securities, net of tax(1)	343	(742)	266	(997)
Total other comprehensive income (loss)	6,384	(4,867)	7,987	(3,243)
Comprehensive (loss) income including non-controlling stockholders	(2,421)	1,255	9,457	16,277
Comprehensive (loss) income attributable to non-controlling stockholders	(111)	57	62	429
GFI’s comprehensive (loss) income	$(2,310)	$1,198	$9,395	$15,848

(1)         Amounts are net of provision for (benefit from) income taxes of $116 and $(275) for the three months ended September 30, 2012 and 2011, respectively. Amounts are net of provision for (benefit from) income taxes of $79 and $(373) for the nine months ended September 30, 2012 and 2011, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling stockholders	$1,470	$19,520
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,502	29,665
Share-based compensation	24,666	23,186
Tax expense (benefit) related to share-based compensation	2,141	(425)
Amortization of prepaid bonuses and forgivable loans	19,727	18,412
Benefit from deferred taxes	(5,536)	(11,895)
(Gains) losses on foreign exchange derivative contracts, net	(3,327)	3,154
Gains from equity method investments, net	(319)	(2,958)
Amortization of loan fees	1,633	1,162
Provision for doubtful accounts	(49)	5
Impairment of investments	5,362	2,255
Mark-to-market of future purchase commitment	(9,098)	2,738
Other non-cash charges, net	2,521	602
Decrease (increase) in operating assets:
Cash and securities segregated under federal and other regulations	(25,223)	14,914
Commissions receivable	1,651	(17,486)
Receivables from brokers, dealers and clearing organizations	(361,284)	(840,722)
Other assets	(21,377)	(34,938)
(Decrease) increase in operating liabilities:
Accrued compensation	(57,989)	(11,895)
Accounts payable and accrued expenses	(15,093)	(1,695)
Payables to brokers, dealers and clearing organizations	273,254	564,746
Payables to clearing services customers	142,776	198,909
Other liabilities	7,710	24,839
Cash provided by (used in) operating activities	11,118	(17,907)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired, and purchases of intangible and other assets	—	(3,300)
Proceeds from other investments	1,106	1,062
Proceeds from notes receivable	—	882
Purchases of other investments	(3,121)	(6,875)
Purchase of property, equipment and leasehold improvements	(3,964)	(7,491)
Payments for internally developed software	(8,679)	(10,349)
Proceeds on foreign exchange derivative contracts	5,774	4,081
Payments on foreign exchange derivative contracts	(2,201)	(10,255)
Issuance of notes receivable	—	(2,953)
Cash used in investing activities	(11,085)	(35,198)

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	185,000	55,000
Repayment of short-term borrowings	(185,000)	(190,000)
Proceeds from long-term obligations	—	250,000
Repayment of long-term obligations	—	(60,000)
Purchases of treasury stock	(9,939)	(25,868)
Cash dividends paid to common stockholders	(17,761)	(18,260)
Cash dividends paid to non-controlling interests	(256)	(817)
Payment of loan fees	(134)	(8,832)
Proceeds from exercise of stock options	—	73
Cash paid for taxes on vested restricted stock units	(9,182)	(8,577)
Payment of contingent consideration liabilities	(478)	(1,486)
Tax (expense) benefit related to share-based compensation	(2,141)	425
Cash used in financing activities	(39,891)	(8,342)
Effects of exchange rate changes on cash and cash equivalents	3,738	77
DECREASE IN CASH AND CASH EQUIVALENTS	(36,120)	(61,370)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	245,879	313,875
CASH AND CASH EQUIVALENTS, END OF PERIOD	$209,759	$252,505
SUPPLEMENTAL DISCLOSURE:
Interest paid	$24,094	$15,261
Cash paid for income taxes	$9,649	$19,099
Cash received from income tax refunds	$1,512	$8,026

Non-Cash Investing and Financing Activities:

The Company did not have any non-cash investing and financing activity during the nine months ended September 30, 2012 and 2011, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comp. Income (loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2012	$1,317	$365,835	$(73,919)	$160,934	$(6,955)	$447,212	$1,700	$448,912
Purchase of treasury stock	—	—	(9,939)	—	—	(9,939)	—	(9,939)
Issuance of treasury stock	—	(11,435)	11,444	—	—	9	—	9
Issuance of common stock for exercise of stock options and vesting of restricted stock units	29	(6)	—	—	—	23	—	23
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,182)	—	—	—	(9,182)	—	(9,182)
Tax expense associated with share-based awards	—	(2,141)	—	—	—	(2,141)	—	(2,141)
Foreign currency translation adjustment	—	—	—	—	7,710	7,710	11	7,721
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	266	266	—	266
Dividends to stockholders	—	—	—	(17,761)	—	(17,761)	(256)	(18,017)
Share-based compensation	—	24,742	—	—	—	24,742	—	24,742
Net income	—	—	—	1,419	—	1,419	51	1,470
Balance, September 30, 2012	$1,346	$367,813	$(72,414)	$144,592	$1,021	$442,358	$1,506	$443,864

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.                        ORGANIZATION AND BUSINESS

The Condensed Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry. As of September 30, 2012, Jersey Partners, Inc. (“JPI”) owned approximately 41% of the Company’s outstanding shares of common stock. The Company’s chief executive officer, Michael Gooch, is the controlling shareholder of JPI.

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

Certain amounts in the Condensed Consolidated Statement of Financial Position as of December 31, 2011 and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 have been reclassified to conform to the current year presentation.

During the fourth quarter of 2011, the Company segregated the classification of Amortization of prepaid bonuses and forgivable loans and mark-to-market of the future purchase commitment from Other assets and Other liabilities, respectively, within the Condensed Consolidated Statements of Cash Flows.

Consolidation Policies— The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, equity interests that are not owned by the Company are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Condensed Consolidated Statements of Operations, and the portion of the stockholders’ equity of such subsidiaries is presented as Non-controlling interests in the Condensed Consolidated Statements of Financial Condition. All intercompany transactions and balances have been eliminated.

Variable Interest Entities—The Company determines whether the Company holds any interests in entities deemed to be a variable interest entity (“VIE”). A VIE is an entity that either (i) has equity investors that lack certain essential characteristics of a controlling financial interest or (ii) does not have sufficient equity to finance its activities without additional subordinated financial support from other parties. If an entity has either of these characteristics, it is considered a VIE and must be consolidated by its primary beneficiary. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

potentially significant. As of September 30, 2012, the Company holds interests in certain variable interest entities (“VIEs”). One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary.  The Company reassesses its initial evaluation of whether an entity is a VIE when certain events occur.  The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 15 for disclosures on Variable Interest Entities.

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

Receivables from and Payables to Brokers, Dealers and Clearing Organizations— Receivables from and payables to brokers, dealers and clearing organizations primarily represent principal transactions for which the stated settlement dates have not yet been reached and principal transactions which have not settled as of their stated settlement dates, cash, including deposits, held at clearing organizations and exchanges in support of the Company’s clearing business and to facilitate settlement and clearance of matched principal transactions, as well as the spread on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges.

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

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At September 30, 2012 and December 31, 2011, the Company had prepaid bonuses of $34,666 and $36,797, respectively. At September 30, 2012 and December 31, 2011, the Company had forgivable employee loans and advances to employees of $33,120 and $23,909, respectively. Amortization of prepaid bonuses and forgivable employee loans for the nine months ended September 30, 2012 and 2011 was $19,727 and $18,412, respectively and is included within Compensation and employee benefits.

Investments— When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At September 30, 2012 and December 31, 2011, the Company had equity method investments with a carrying value of $26,948 and $28,997, respectively, included within Other assets. Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At September 30, 2012 and December 31, 2011, the Company had cost method investments of $4,659 and $4,059, respectively, included within Other assets. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

During the nine months ended September 30, 2011, the Company recorded a $1,863 loss related to the accounting impact of an increased ownership stake in an equity method investment previously accounted for under the cost method.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company’s available-for-sale securities was $3,361 and $8,263 as of September 30, 2012 and December 31, 2011, respectively, included within Other assets.

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

Fair Value Option—In accordance with ASC 825-10-25, Financial Instruments - Recognition, the Company has elected the fair value option to account for its future commitment to purchase the remaining 30% equity interest in The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”).  See Note 4 for further discussion regarding this future purchase commitment.

The fair value option election allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Any change in fair value for assets and liabilities for which the election is made is to be recognized in earnings as they occur. The fair value option election is permitted on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.

The primary reason for electing the fair value option on the future commitment to purchase the remaining 30% equity

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

interest in Kyte is to timely reflect economic events in earnings, as management’s assessment of the future purchase commitment value is driven by Kyte’s earnings subsequent to the initial acquisition date and net present value at a specific point in time.

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

Other Income—Included within Other income on the Company’s Condensed Consolidated Statements of Operations are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items, and gains and losses on certain investments, and interest income earned on short-term investments.

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

The increase in the Company’s effective tax rate for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily due to (i) additional U.S. tax expense related to certain international profits, which did not result in an increase to current cash taxes payable at period end, (ii) a shift in the geographic mix of the Company’s earnings to jurisdictions with higher tax rates and (iii) the establishment of valuation allowances against deferred tax assets in jurisdictions where the Company has determined they are unlikely to be utilized. Partially offsetting these increases was the impact of a decrease in the statutory corporate income tax rate in the U.K.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive (loss) income and included in accumulated other comprehensive income (loss) in stockholders’ equity. Net (losses) gains resulting from remeasurement of foreign currency transactions and balances were $(1,113) and $(2,735), respectively, for the three months ended September 30, 2012 and 2011, and $(3,835) and $1,311,  respectively, for the nine months ended September 30, 2012 and 2011, and are included in Other income in the Condensed Consolidated Statement of Operations.

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

3.    RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	September 30, 2012	December 31, 2011
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$343,709	$86,097
Receivables from and deposits with clearing organizations and financial institutions	261,203	165,303
Net pending trades	—	394
Total	$604,912	$251,794
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$326,156	$87,254
Balance payable to clearing organizations and financial institutions	20,744	2,275
Net pending trades	15,883	—
Total	$362,783	$89,529

Substantially all fail to deliver and fail to receive balances at September 30, 2012 and December 31, 2011 have

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

subsequently settled at the contracted amounts.

In addition to the balances above, the Company had Payables to clearing services customers of $263,685 and $120,909 at September 30, 2012 and December 31, 2011, respectively. These amounts represent cash payable to the Company’s clearing customers that is held at the Company’s third party general clearing members and are included within Cash and cash equivalents, Cash and securities segregated under federal and other regulations or Receivables from brokers, dealers and clearing organizations.

4.    ACQUISITIONS

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

The future purchase commitment requires the Company to pay an additional cash payment based on the performance of Kyte during the three year period ending June 30, 2013. The Company elected the fair value option for this purchase commitment as of the date of acquisition and determined the fair value using the income approach. Subsequent changes in the fair value of the future purchase commitment are recorded in Other income in the Condensed Consolidated Statements of Operations. The fair value of the future purchase commitment at the acquisition date was $19,264, which assumed a 17.7% discount rate and was recorded as a liability within Other liabilities. In applying the income approach, the Company used forecasted financial information for Kyte for the remaining period ending June 30, 2013.

The fair value of the future purchase commitment and the discount rate used in its estimated fair value as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Fair Value of Future Purchase Commitment (included within Other liabilities)	$3,644	$12,562
Discount Rate	16.0%	16.0%

The amount of the future purchase commitment accrued in the Condensed Consolidated Statements of Financial Condition at September 30, 2012 decreased from December 31, 2011, primarily due to differences between previous forecasts and actual results for the first nine months of 2012, as well as changes to the forecasted performance for Kyte for the remaining period ending June 30, 2013, slightly offset by an increase in the net present value of the liability due to the passage of time.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

5.    GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the three months ended September 30, 2012 were as follows:

	December 31, 2011	Goodwill acquired	Foreign currency translation	September 30, 2012
Goodwill
Americas Brokerage	$83,289	$—	$—	$83,289
EMEA Brokerage	13,851	—	481	14,332
Asia Brokerage	—	—	—	—
Clearing and Backed Trading	40,675	—	1,625	42,300
All Other	128,691	—	—	128,691
	$266,506	$—	$2,106	$268,612

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

Intangible Assets—Intangible assets consisted of the following:

	September 30, 2012			December 31, 2011
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$77,426	$33,764	$43,662	$77,151	$27,606	$49,545
Trade names	8,951	6,059	2,892	8,951	5,719	3,232
Core technology	6,400	5,556	844	6,400	4,777	1,623
Non compete agreements	3,874	3,611	263	3,874	3,463	411
Favorable lease agreements	620	480	140	620	420	200
Patents	3,131	599	2,532	3,131	225	2,906
Licenses	537	52	485	—	—	—
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110
Total	$101,049	$50,121	$50,928	$100,237	$42,210	$58,027

In July 2011, the Company completed an asset purchase of certain patents from a third party for consideration in the amount of $3,100. The patents have a weighted-average useful life of approximately 6 years.

Amortization expense for three months ended September 30, 2012 and 2011 was $2,922 and $3,130, respectively.  Amortization expense for nine months ended September 30, 2012 and 2011 was $8,762 and $9,235, respectively.

At September 30, 2012, expected amortization expense for the definite lived intangible assets is as follows:

2012 (remaining three months)	$2,537
2013	9,435
2014	8,688
2015	8,592
2016	6,575
Thereafter	14,991
Total	$50,818

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

6.    OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	September 30, 2012	December 31, 2011
Prepaid bonuses	$34,666	$36,797
Deferred tax assets	43,706	47,617
Investments accounted for under the cost method and equity method (1)	31,607	33,059
Forgivable employee loans and advances to employees	33,120	23,909
Software inventory, net	5,605	6,909
Financial instruments owned	5,778	6,864
Deferred financing fees (1)	8,616	10,290
Other (1)	25,853	33,224
Total Other assets	$188,951	$198,669

(1)         Balances as of December 31, 2011 have been reclassified for comparative presentation.

During the fourth quarter of 2011, the Company exchanged its membership interests in a third party brokerage firm with a proprietary trading platform for a convertible senior secured promissory note (the “Note”) due in 2016 with a face value of $14,059.  At the Company’s discretion, the Note may be converted into a 49% membership interest in this third party brokerage firm. Upon the exchange of its membership interests, the Company recognized a loss of $4,094 for the difference between the book value of the membership interests and the fair value of the Note. During the second quarter of 2012, the Company modified the Note by reducing its face value from $14,059 to $5,000 and changing the percentage of membership interests the Note may be converted into, which may vary depending on whether this third party brokerage firm can raise additional capital. The Company accounted for the Note as an available-for-sale security.  Due to these modifications, the Company recorded a $2,700 impairment charge in the first quarter of 2012 in accordance with ASC 310-40 Troubled Debt Restructurings by Creditors.

During the three months ended September 2012, the third party brokerage firm notified the Company that they had immediate liquidity concerns and that there was the prospect of insolvency in the near future. In accordance with ASC 320-10 Investments—Debt and Equity Securities, the Company determined that the Note had been impaired and, therefore, the Note was written down to its estimated fair value, which was concluded to be zero. The Company recorded the following impairment charges related to its investment in this third party brokerage firm:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Impairment charges (Included within Other expenses)	$2,662	$2,255	$5,362	$2,255

Other liabilities consisted of the following:

	September 30, 2012	December 31, 2011
Deferred revenues	$7,644	$16,879
Payroll related liabilities	32,359	16,364
Future purchase commitment and contingent consideration liabilities	4,453	13,681
Deferred tax liabilities	8,459	14,962
Unrecognized tax benefits	11,187	11,187
Financial instruments sold, not yet purchased	2,616	976
Other	24,120	23,514
Total Other liabilities	$90,838	$97,563

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

7.    SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

The Company had outstanding Long-term obligations as of September 30, 2012 and December 31, 2011 as follows:

		September 30,	December 31,
	Maturity Date	2012	2011
Long-term obligations:
8.375% Senior Notes	July 2018	$250,000	$250,000

8.375% Senior Notes

In July 2011, the Company issued $250,000 in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due 2018 in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended (the “Securities Act”).  The notes were priced to investors at 100% of their principal amount, and mature in July 2018. Interest on these notes is payable semi-annually in arrears on the 19th of January and July. Transaction costs of approximately $9,100 related to the 8.375% Senior Notes was deferred and is being amortized over the term of the notes. On December 21, 2011, the Company completed an exchange offer for the 8.375% Senior Notes whereby it exchanged $250,000 in aggregate principal amount of the 8.375% Senior Notes for 8.375% Senior Notes that are registered under the Securities Act. On April 23, 2012, Standard & Poor’s lowered its credit rating on the Company’s 8.375% Senior Notes one notch to BB+, which, pursuant to the terms of the 8.375% Senior Notes, increased the applicable per annum interest rate, effective July 19, 2012, by 25 basis points, equating to an additional $625 of interest per annum.  At September 30, 2012 and December 31, 2011, unamortized deferred financing fees related to the 8.375% Senior Notes of $7,530 and $8,552, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

The Company had outstanding borrowings under its Credit Agreement as of September 30, 2012 and December 31, 2011 as follows:

	September 30,	December 31,
	2012	2011
Loans Available (1)	$129,500	$129,500
Loans Outstanding	$—	$—

(1)         Amounts available include up to $50,000 for letters of credit as of September 30, 2012 and December 31, 2011.

At September 30, 2012 and December 31, 2011, unamortized deferred financing fees related to the Credit Agreement were $1,086 and $1,738, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at September 30, 2012 and December 31, 2011.

8.    STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management provided that such amounts do not exceed, during any calendar year, the number of shares issued upon exercise of stock options plus the number of shares underlying grants of RSUs that are granted during such calendar year, or which management reasonably anticipates will be granted in such calendar year. During the three months ended September 30, 2012, the Company repurchased 1,413,067 shares of its common stock on the open market at an average price of $3.25 per share for a total cost of $4,641, including sales commissions. During the nine months ended September 30, 2012, the Company repurchased 3,107,469 shares of its common stock on the open market at an average price of $3.17 per share for a total cost of $9,939, including sales commissions. During the three months ended September 30, 2011, the Company repurchased 3,207,433 shares of its common stock on the open market at an average price of $4.40 per share for a total cost of $14,215, including sales commissions. During the nine months ended September 30, 2011, the Company repurchased 5,650,000 shares of its common stock on the open market at an average price of $4.55 per share for a total cost of $25,868, including sales commissions. The repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

During the three months ended September 30, 2012 and 2011, the Company reissued 62,421 and 13,391 shares of its Treasury stock, respectively, in relation to the settlement of vested RSUs. During the nine months ended September 30, 2012 and 2011, the Company reissued 765,325 and 218,087 shares of its Treasury stock, respectively, in relation to the settlement of vested RSUs. The reissuance of these shares is accounted for as a reduction of Treasury stock on a first-in, first-out basis. The total amounts reduced from Treasury stock relating to the settlement of RSUs during the three months ended September 30, 2012 and 2011 were $144 and $235, respectively. The total amounts reduced from Treasury stock relating to the settlement of RSUs during the nine months ended September 30, 2012 and 2011 were $11,444 and $3,882, respectively.

On each of  March 30,  May 31, and August 31, 2012, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,897, $5,991, and $5,873, respectively. On each of March 31, May 31, and August 31, 2011, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $6,100, $6,205 and $5,955, respectively. The dividends were reflected as reductions of retained earnings in the Condensed Consolidated Statements of Financial Condition.

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

Basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic (loss) earnings per share
GFI’s net (loss) income	$(8,693)	$6,065	$1,419	$18,962
Weighted average common shares outstanding	115,541,373	117,717,234	116,073,488	119,187,808
Basic (loss) earnings per share	$(0.08)	$0.05	$0.01	$0.16
Diluted (loss) earnings per share
GFI’s net (loss) income	$(8,693)	$6,065	$1,419	$18,962
Weighted average common shares outstanding	115,541,373	117,717,234	116,073,488	119,187,808
Effect of dilutive options, RSUs, restricted stock, and other contingently issuable shares	—	7,703,502	7,496,622	7,865,006
Weighted average shares outstanding and common stock equivalents	115,541,373	125,420,736	123,570,110	127,052,814
Diluted (loss) earnings per share	$(0.08)	$0.05	$0.01	$0.15

Excluded from the computation of diluted (loss) earnings per share because their effect would be anti-dilutive were the following: (i) 7,341,891 RSUs and 77,476 stock options for the three months ended September 30, 2012, (ii) 2,323,669 RSUs and 96,424 stock options for the three months ended September 30, 2011, (iii) 8,433,605 RSUs and 77,476 stock options for the nine months ended September 30, 2012 and (iv) 2,974,954 RSUs and 103,248 stock options for the nine months ended September 30, 2011.

Included in the computation of diluted (loss) earnings per share, but not in the computation of basic (loss) earnings per share, as the conditions for issuance were not satisfied as of the respective reporting period were 3,682,916 contingently issuable shares for the three and nine months ended September 30, 2012 and 3,959,541 contingently issuable shares for the three and nine months ended September 30, 2011.

As a result of the net loss for the three months ended September 30, 2012, the following were excluded from the computation of diluted loss per share for that period: common shares underlying options to purchase 39,715 shares of common stock, 3,130,644 RSUs, and 3,682,916 shares that were contingently issuable.

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

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of September 30, 2012, there were 11,077,540 shares of common stock available for future grants of awards under this plan.  The fair value of RSUs is based on the closing price of the

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the nine months ended September 30, 2012:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2011	17,957,726	$4.84
Granted	8,162,555	3.56
Vested	(6,148,033)	4.88
Cancelled	(410,641)	4.96
Outstanding September 30, 2012	19,561,607	$4.29

The weighted average grant-date fair value of RSUs granted for the nine months ended September 30, 2012 was $3.56 per unit, compared with $4.78 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation expense	$7,751	$7,777	$24,653	$23,186
Income tax benefits	$2,359	$2,489	$7,506	$6,495

At September 30, 2012, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $64,769 and is expected to be recognized over a weighted-average period of 1.95 years. The total fair value of RSUs vested during the nine months ended September 30, 2012 and 2011 was $30,021 and $23,756, respectively.

As of September 30, 2012, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet Inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. In addition to these terms, both the GFI Group 2002 Plan and the GFInet 2000 Plan contained events that had to occur prior to any options becoming exercisable. Under both plans, the options became exercisable upon the completion of the Company’s initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company’s common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of option grants under such plans.

The following is a summary of stock options outstanding under both the GFI Group 2002 Plan and the GFInet 2000 Plan as of September 30, 2012:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2011	585,748	$3.28	16,844	$2.97
Exercised	(10,528)	2.97	—	—
Outstanding September 30, 2012	575,220	$3.29	16,844	$2.97

During the nine months ended September 30, 2011, there were 4,212 stock options exercised under the GFI Group 2002 Plan and 23,252 stock options exercised and 52,152 stock options expired under the GFInet 2000 Plan.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

11.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of September 30, 2012, the Company had total purchase commitments for market data of approximately $26,986 with $22,005 due within the next twelve months and $4,981 due between one to three years. Additionally, the Company had other purchase commitments of $5,326, primarily related to network implementations in the U.S. and U.K., and $724 for hosting and software license agreements. Of these other purchase commitments, approximately $2,594 are due within the next twelve months.

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

Contingencies—In the normal course of business, the Company and certain subsidiaries included in the condensed consolidated financial statements are, and have been in the past, involved  in various lawsuits and proceedings and are, and have been in the past, involved in certain regulatory examinations. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a wide variety of claims.   In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties, if any, relating to each matter may be.

The Company is subject to the possibility of losses from these various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. In accordance with applicable accounting guidelines, an accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.  Where a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. Several of the Company’s European subsidiaries are currently defending a claim that they improperly hired a number of employees of a competitor over the course of several months.  The claim was filed almost a year after the Company hired the employees and notwithstanding that none of the employees breached their employment agreements with the competitor. Although the case is in its preliminary stages, the claimant is seeking a multi-million dollar award. The Company intends to vigorously defend against this action and believes that it has substantial defenses to the claims asserted against it.

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

Risks and Uncertainties— The Company primarily generates its revenues by executing and facilitating transactions for counterparties. Revenues for these services are transaction based. As a result, the Company’s revenues will likely vary based upon the trading volumes of the various securities, commodities, foreign exchange and other derivative markets in which the Company provides its services.

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

12.    MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2011 Form 10-K. There have been no material changes to these risks during the nine months ended September 30, 2012.

13.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following September 30, 2012, substantially all have settled at the contracted amounts. The Company’s marketable equity securities are recorded at fair value based on their quoted market price. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term obligations, categorized within Level 2 of the fair value hierarchy, was estimated using market rates of interest available to the Company for debt obligations of similar types as of September 30, 2012 and December 31, 2011 as follows:

	September 30,	December 31,
	2012	2011
Long-term obligations, at estimated fair value:
8.375% Senior Notes	$222,498	$231,250

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Valuation Techniques

A description of the valuation techniques applied to the Company’s major categories of assets and liabilities measured at fair value on a recurring basis are as follows:

U.S. Treasury Securities — U.S. Treasury securities are valued using quoted market prices. Valuation adjustments are not applied. Accordingly, U.S. Treasury securities are generally categorized in Level 1 of the fair value hierarchy.

Equity Securities — Equity securities include mostly exchange-traded corporate equity securities and are valued based on quoted market prices. Accordingly, exchange-traded equity securities are generally categorized in Level 1 of the fair value hierarchy.  Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Non-exchange traded equity securities are generally categorized within Level 2 of the fair value hierarchy.

Corporate Bonds — Corporate bonds are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

Foreign government bonds — Foreign government bonds are mostly valued using quoted market prices. Accordingly, foreign government bonds are generally categorized in Level 1 of the fair value hierarchy.

Derivative Contracts — Derivative contracts include instruments such as foreign exchange, commodity, fixed income and equity derivative contracts.

Listed Derivative Contracts — Listed derivatives that are actively traded are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.

OTC Derivative Contracts — OTC derivative contracts include forwards, swaps, and options contracts related to foreign currencies. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be either observed or modeled using a series of techniques and model inputs from comparable benchmarks, including closed-form analytic formulas, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof.   Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. OTC derivative products valued by the Company using pricing models generally fall into this category and are categorized in Level 2 of the fair value hierarchy.

Equity warrants — Non-exchange traded equity warrants are classified within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Convertible note receivable, available-for-sale — As discussed in Note 6, during the fourth quarter of 2011, the Company exchanged its membership interest in a third party brokerage firm for a convertible senior secured promissory note in that company. This security was previously measured using valuation techniques involving quoted prices of or market data for comparable companies, including credit ratings, peer company ratios and discounted cash flow analyses. As the inputs used in estimating the fair value of this convertible debt security were both unobservable and significant to the overall fair value measurement of this asset, the asset was categorized within Level 3 of the fair value hierarchy. During the three months ended September 30, 2012, the third party brokerage firm notified the Company that they had immediate liquidity concerns and that there was the prospect of insolvency in the near future.  Based upon this information, the Company determined its estimated  fair value of the convertible senior secured promissory note to be zero.  See Note 6 for further details.

Future Purchase Commitment  — In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte’s earnings, such payment to be made following June 30, 2013. In applying the income approach, the Company assumed a 16.0% discount rate as of September 30, 2012 and December 31,

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

2011, respectively, and used forecasted financial information for Kyte for the remaining period ended June 30, 2013. As the inputs used in estimating the fair value of this future purchase commitment were  both unobservable and significant to the overall fair value measurement of this liability, the liability is categorized in Level 3 of the fair value hierarchy.

Contingent Consideration —The category consists primarily of contingent consideration related to the acquisition of a retail energy brokerage business, completed on November 1, 2009. This contingent liability is remeasured at fair value and is based on estimated future collections of accounts receivable of the business through October 31, 2013. As the inputs used in estimating the fair value of this contingent consideration are both unobservable and significant to the overall fair value measurement of this liability, the liability is categorized in Level 3 of the fair value hierarchy.

In the three and nine months ended September 30, 2012 and 2011, the Company did not have any material transfers amongst Level 1, Level 2, and Level 3.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Financial Assets and Liabilities measured at fair value on a recurring basis as of September 30, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
Assets
Receivables from brokers, dealers and clearing organizations:
U.S. Treasury securities	$500	$—	$—	$500
Other assets: Financial instruments owned:
Equity securities	$315	$199	$—	$514
Corporate bonds	—	1,462	—	1,462
Foreign government bonds	983	—	—	983
Derivative contracts:
Foreign exchange derivative contracts	$—	$93,126	$—	$93,126
Fixed income derivative contracts	684	—	—	684
Equity derivative contracts	3,542	—	666	4,208
Commodity derivative contracts	—	765	—	765
Netting (1)	(3,699)	(92,265)	—	(95,964)
Total derivative contracts	$527	$1,626	$666	$2,819
Total financial instruments owned	$1,825	$3,287	$666	$5,778
Other assets: Other:
Equity security, available-for-sale	$3,362	$—	$—	$3,362
Convertible note receivable, available-for-sale	—	—	—	—
Total	$5,687	$3,287	$666	$9,640

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Corporate bonds	$—	$616	$—	$616
Foreign government bonds	1,585	—	—	1,585
Derivative contracts:
Foreign exchange derivative contracts	$70	$91,849	$—	$91,919
Fixed income derivative contracts	301	—	—	301
Equity derivative contracts	3,398	—	—	3,398
Commodity derivative contracts	—	765	—	765
Netting (1)	(3,699)	(92,269)	—	(95,968)
Total derivative contracts	$70	$345	$—	$415
Total financial instruments sold, not yet purchased	$1,655	$961	$—	$2,616
Other liabilities: Future purchase commitment	$—	$—	$3,644	$3,644
Other liabilities: Contingent consideration	$—	$—	$809	$809
Total	$1,655	$961	$4,453	$7,069

(1)         Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long and short derivative contracts related to exchange traded futures and options in the amount of $2,644 and $120 which are included within Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, respectively.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended September 30, 2012 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at September 30, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2012
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$2,375	$(1,709)	$—	$—	$—	$—	$—	$666	$(1,709)
Other assets:
Other:
Convertible note receivable, available-for- sale	$2,662	$(2,662)	$—	$—	$—	—	$—	$—	$(2,662)

Liabilities
Other liabilities:
Future purchase commitment:	$5,600	$2,081	$(125)	$—	$—	$—	$—	$3,644	$2,081
Other liabilities:
Contingent consideration:	$777	$(168)	$—	$—	$—	$—	$(136)	$809	$(168)

(1)                   Realized and unrealized gains (losses) are reported in Other income in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months September 30, 2011 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at September 30, 2011	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2011
Liabilities
Other liabilities:
Future purchase commitment:	$21,707	$(1,175)	$678	$—	$—	$—	$—	$22,204	$(1,175)
Other liabilities:
Contingent consideration:	$1,518	$—	$—	$—	$—	$—	$(193)	$1,325	$—

(1)       Realized and unrealized gains (losses) are reported in Other income in the Condensed Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012 are as follows:

	Beginning Balance	Total realized and unrealized gains(losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at September 30, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2012
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$1,937	$(1,837)	$—	$566	$—	$—	$—	$666	$(1,837)
Other assets:
Other:
Convertible note receivable, available-for- sale	$5,362	$(5,362)	$—	$—	$—	$—	$—	$—	$(5,362)

Liabilities
Other liabilities:
Future purchase commitment:	$12,562	$9,098	$(180)	$—	$—	$—	$—	$3,644	$9,098
Other liabilities:
Contingent consideration:	$1,119	$(168)	$—	$—	$—	$—	$(478)	$809	$(168)

(1)                   Realized and unrealized gains (losses) are reported in Other income in the Condensed Consolidated Statements of Operations, except  for the $5,362 impairment loss on the Convertible note receivable, available-for-sale, which was include within Other expenses in the Condensed Consolidated Statements of Operations

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the nine months September 30, 2011 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at September 30, 2011	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2011
Liabilities
Other liabilities:
Future purchase commitment	$19,604	$(2,738)	$138	$—	$—	$—	$—	$22,204	$(2,738)
Other liabilities:
Contingent consideration:	$2,811	$—	$—	$—	$—	$—	$(1,486)	$1,325	$—

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

	Fair Value as of September 30, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$666	Black-Scholes-Merton Model	Expected volatility	55%
			Estimated share price	$0.04
Convertible note receivable, available-for-sale	$—	Discounted cash flow	Estimated credit spread	19%
		Black-Scholes-Merton Model	Expected volatility	45%
			Estimated price per convertible unit	(b)
Liabilities
Future purchase commitment	$3,644	Present value of expected payments	Discount rate	16%
			Forecasted financial information	(c)

(a)         As of September 30, 2012, each asset and liability type consists of one security.

(b)         To determine the estimated price per convertible unit, the Company estimated the fair value of a non-controlling interest in the entity utilizing a discounted cash flow, appropriate discount rate and combined discount for lack of control and marketability.

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

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of September 30, 2012 and December 31, 2011, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

Fair values of derivative contracts on a gross and net basis as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012		December 31, 2011
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets (1)	Derivative Liabilities(2)	Derivative Assets (1)	Derivative Liabilities(2)
Foreign exchange derivative contracts	$93,348	$92,132	$185,984	$184,387
Commodity derivative contracts	25,311	25,321	13,178	12,190
Fixed income derivative contracts	3,872	3,656	4,113	2,904
Equity derivative contracts	6,952	3,450	3,600	866
Total fair value of derivative contracts	$129,483	$124,559	$206,875	$200,347
Counterparty netting	(124,020)	(124,025)	(199,574)	(199,522)
Total fair value	$5,463	$534	$7,301	$825

(1)         Reflects futures and options on futures contracts within Receivables from brokers, dealers and clearing organizations and options and forwards contracts within Other assets.

(2)         Reflects futures and options on futures contracts within Payables to brokers, dealers and clearing organizations and options and forwards contracts within Other liabilities.

As of September 30, 2012 and December 31, 2011, the Company had outstanding forward foreign exchange contracts with a combined notional value of $86,850 and $128,197, respectively. Approximately $19,289 and $32,743 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at September 30, 2012 and

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

December 31, 2011, respectively. The remaining contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Long	Short	Long	Short
Foreign exchange derivative contracts	$9,428,862	$9,383,921	$9,967,442	$9,976,475
Commodity derivative contracts	524,935	525,056	512,233	513,245
Fixed income derivative contracts	5,276,131	5,620,050	3,119,363	3,195,903
Equity derivative contracts	103,780	59,169	31,959	6,605

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011:

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Location of Gain (Loss) Recognized in Income on Derivatives	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011
Foreign exchange derivative contracts	(1)	$1,463	$8,776
Commodity derivative contracts	Principal transactions	4,101	4,244
Fixed income derivative contracts	Principal transactions	1,730	2,649
Equity derivative contracts	(2)	(1,424)	750

(1)         For the three months ended September 30, 2012, approximately $460 of gains on foreign exchange derivative contracts were included within Other income and approximately $1,003 of gains on foreign currency options were included within Total brokerage revenues.  For the three months ended September 30, 2011, approximately $7,205 of gains on foreign exchange derivative contracts were included within Other income and approximately $1,571 of gains on foreign currency options were included within Principal transactions.

(2)         For the three months ended September 30, 2012, approximately $1,709 of losses on equity derivative contracts were included within Other income and approximately $285 of gains on equity derivative contracts were included within Principal transactions. For the three months ended September 30, 2011, approximately $750 of gains on equity derivative contracts were included within Principal transactions.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012 and 2011:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Foreign exchange derivative contracts	(1)	$6,334	$345
Commodity derivative contracts	Principal transactions	15,369	10,191
Fixed income derivative contracts	Principal transactions	6,832	8,736
Equity derivative contracts	(2)	(1,093)	4,532

(1)         For the nine months ended September 30, 2012, approximately $3,327 of gains on foreign exchange derivative contracts were included within Other income and approximately $3,007 of gains on foreign currency options were included within Principal transactions.  For the nine months ended September 30, 2011, approximately $3,154 of losses were included within Other income and approximately $3,499 of gains were included within Principal transactions.

(2)         For the nine months ended September 30, 2012, approximately $1,837 of losses on equity derivative contracts were included within Other income and approximately $744 of gains on equity derivative contracts were included within Principal transactions. For the nine months ended September 30, 2011, approximately $4,532 of gains on equity derivative contracts were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

15. VARIABLE INTEREST ENTITIES

Non-consolidated Variable Interest Entities

The Company holds interests in certain VIEs that it does not consolidate, as it determined that the Company is not the primary beneficiary. The Company’s involvement with such VIEs is in the form of direct equity interests and a convertible note. The VIEs include an independent brokerage firm with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities, a commodity pool operator and an investment fund manager.

The following table presents the carrying amount and maximum exposure to loss associated with the Company’s variable interests in non-consolidated VIEs as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
Line Item on Condensed Consolidated Statements of Financial Condition	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss	Number of VIEs	Carrying Amount of Assets	Maximum Exposure to Loss
Other assets	6	$4,502	$4,502	6	$10,640	$10,640

The Company has not recorded any liabilities with respect to non-consolidated VIEs.  As of September 30, 2012 and December 31, 2011, the maximum exposure to loss represented assets recognized by the Company in the form of equity method investments and a convertible note.

Consolidated Variable Interest Entities

In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance The consolidated VIE had total assets of $5,814 and $5,618 at September 30, 2012, and December 31, 2011, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets.  The consolidated VIE had total liabilities of $1,462 and $1,154 at September 30, 2012 and December 31, 2011, respectively.  The Company has not provided any financial support to this consolidated VIE during the three and nine months ended September 30, 2012 and 2011.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

16.    REGULATORY REQUIREMENTS

The following material operating subsidiaries of the Company are required to maintain minimum levels of regulatory capital pursuant to applicable regulations:

GFI Securities LLC is a registered broker-dealer with the SEC and FINRA. GFI Securities LLC is also a registered introducing broker with the National Futures Association (“NFA”) and the Commodity Futures Trading Commission (“CFTC”). Accordingly, GFI Securities LLC is subject to the net capital rules under the Exchange Act and the Commodity Exchange Act. Under these rules, GFI Securities LLC is required to maintain minimum Net Capital, as defined by applicable regulations, of not less than the greater of $250 or 2% of aggregate debits, as defined by applicable regulations.  In October 2012, Amerex Brokers LLC and GFI Brokers LLC also submitted applications to become registered introducing brokers with the NFA and CFTC.

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

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”).

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of September 30, 2012:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$15,646	$48,769	$43,328	$15,205	$7,673	$3,158
Minimum regulatory capital required	250	24,343	33,542	10,554	3,032	387
Excess regulatory capital	$15,396	$24,426	$9,786	$4,651	$4,641	$2,771

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $645).  At September 30, 2012, GFI (HK) Brokers Ltd. had stockholders’ equity of 39,355 Hong Kong dollars (or approximately $5,077), which exceeded the minimum requirement by 34,355 Hong Kong dollars (or approximately $4,432).

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,460). At September 30, 2012, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 20,445 Singapore dollars (or approximately $16,765).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,490). At September 30, 2012, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 6,466,620 Korean Won (or approximately $5,807).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. In addition to the requirements set forth above, certain of the Company’s other subsidiaries are subject to minimum net capital, minimum stockholders’ equity or similar requirements of the jurisdictions in which they operate. The Company believes it was in compliance with all of these requirements at September 30, 2012 and December 31, 2011.

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

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended September 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$62,745	$80,147	$18,084	$40,506	$17,906	$219,388
Revenues, net of interest and transaction-based expenses	59,370	77,607	18,056	10,866	18,253	184,152
Income (loss) before income taxes	14,392	19,889	4,722	515	(46,685)	(7,167)

	Three Months Ended September 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$83,805	$103,653	$22,946	$43,712	$21,846	$275,962
Revenues, net of interest and transaction-based expenses	80,300	100,373	22,924	12,723	22,142	238,462
Income (loss) before income taxes	23,783	27,745	5,343	1,229	(49,094)	9,006

	Nine Months Ended September 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$216,674	$263,564	$58,010	$121,744	$57,301	$717,293
Revenues, net of interest and transaction-based expenses	205,825	255,751	57,948	35,642	58,447	613,613
Income (loss) before income taxes	56,304	68,742	12,868	4,398	(134,143)	8,169

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

For the three and nine months ended September 30, 2012 and 2011, the U.K. is the only individual foreign country that accounts for 10% or more of the total sales and total long-lived assets. Information regarding revenue for the three and nine months ended September 30, 2012 and 2011, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of September 30, 2012 and December 31, 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
United States	$59,511	$80,801	$210,671	$228,882
United Kingdom	77,575	131,494	313,209	382,885
Other	82,302	63,667	193,413	169,376
Total	$219,388	$275,962	$717,293	$781,143

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net of interest and transaction-based expenses:
United States	$57,556	$78,661	$204,183	$222,212
United Kingdom	46,780	99,036	223,506	292,787
Other	79,816	60,765	185,924	161,196
Total	$184,152	$238,462	$613,613	$676,195

	September 30, 2012	December 31, 2011
Long-lived Assets, as defined:
United States	$48,448	$50,993
United Kingdom	11,053	12,018
Other	5,157	5,846
Total	$64,658	$68,857

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

18.    SUBSEQUENT EVENTS

In October 2012, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on November 30, 2012 to stockholders of record on November 15, 2012.

Subsequent to the quarter ended September 30, 2012, but prior to the release of this Form 10-Q, the effects of Hurricane Sandy rendered the Company’s downtown New York City office, located at 55 Water Street, temporarily inaccessible.  While the Company’s offices are located on higher floors of the building and were not damaged by the storm, the basement floors of 55 Water Street were flooded by the storm surge and the power supply to the building was interrupted. The Company activated its disaster recovery and business continuity plans and intends to operate its New York-based businesses from its backup facilities and other permanent offices until it is able to use its offices at 55 Water Street. The Company’s other global offices were unaffected and remain fully functional and operational.

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

•                  the extensive regulation of the Company’s business, changes in laws and regulations governing our business and operations or permissible activities and those of our customers and our ability to comply with such laws and regulations;

•                  our ability to obtain and maintain regulatory approval to conduct our business in light of certain proposed changes in laws and regulations in the U.S. and Europe and increased operational costs related to compliance with such changes in laws and regulations;

•                  the risks associated with the transition of cleared swaps to futures contracts and our ability to continue to provide value-added brokerage and execution services to our customers pursuant to rules and regulations applicable to futures markets;

•                  our ability to attract and retain key personnel, including highly qualified brokerage personnel;

•                  our ability to keep up with rapid technological change and to continue to develop and support our software, analytics and market data products, including our electronic brokerage systems, that are desired by our customers;

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

Business Environment

As a leading provider of wholesale brokerage services, clearing services and electronic execution and trading support products for global financial markets, our results of operations are impacted by a number of external market factors, including market volatility and transactional volumes, the organic growth or contraction of the derivative and cash markets in which we provide our brokerage services, the particular mix of transactional activity in our various products, the competitive environment and surrounding regulatory developments in the various jurisdictions and markets in which we operate and the financial condition of the dealers, hedge funds, traders and other market participants to whom we provide our services. Outlined below are management’s observations of these external market factors during the most recent fiscal period. The factors outlined below are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

Market Volatility

As a general rule, our business typically benefits from volatility in the markets that we serve, as periods of increased volatility often coincide with more robust trading by our clients and a higher volume of transactions. However, periods of extreme volatility may result in significant market dislocations that can also lead clients to reduce their trading activity.

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions.  During the third quarter of 2012, the markets in which we operate generally experienced lower volatility compared to the same period in 2011, as measured by The Chicago Board Options Exchange Volatility Index. The comparatively lower volatility in the third quarter of 2012 was due, in large part, to the effects of the U.S. debt downgrade in August of 2011 and a prolonged period of low trading volumes resulting from sluggish global economic conditions, regulatory, fiscal, tax, political and market uncertainty and the ongoing Eurozone debt issues.

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

Futures and derivatives exchanges, in many cases, reported year-over-year declines in average daily volumes in the third quarter of 2012.  The CME Group, Inc. (“CME”) reported a 26% decrease in average daily volume of its futures products while IntercontinentalExchange, Inc. (“ICE”) reported a 4% decrease in average daily volume of its futures products and a 9% decrease in the average daily commissions of its OTC energy products.  Revenues from ICE’s credit default swap trade execution, processing and clearing businesses declined 28% compared to the third quarter of 2011.  CME’s interest rate futures product average daily volumes declined 31% in the third quarter of 2012 compared to the third quarter of 2011.  NYSE Euronext reported average daily volume declines of 22%, 26% and 25% in its European derivatives, fixed income and U.S. equity options products, respectively, in the third quarter of 2012 compared to the same period in the prior year.  Based on the published results of other wholesale market brokers, we believe that the broader OTC markets have also experienced significant declines in volumes year over year.

According to the International Swaps and Derivatives Association (“ISDA”), as of December 31, 2011, the latest period reported, the size of the global OTC derivative markets, as measured by notional amounts outstanding, declined by 8.4% sequentially to $647.8 trillion in the second half of 2011 from $706.9 trillion in the first half of 2011, but was up 7.8% year-over-year from $601.0 trillion in the second half of 2010. ISDA also provided adjusted notional amounts outstanding from 2007 to 2011 which take into account both sides of cleared transactions and exclude the volumes from foreign exchange contracts.  The ISDA report also quantified the effect of compression (or “tear-ups”) on the size of the over-the-counter derivatives market.  The adjusted numbers indicate increased clearing and compression of OTC derivatives that have resulted in a decrease in the total notional amounts outstanding of over-the-counter derivatives of 10.3% in the second half of 2011 from $490.6 trillion in the first half of 2011, although a 5.6% increase from the amounts outstanding in the second half of 2010.  ISDA estimates that 53.5% of adjusted interest rate swap volumes were centrally cleared as of December 31, 2011, up from 21.3% as of December 31, 2007.  In the credit default swaps market, adjusted notional amounts outstanding fell 12.5% from June 2011 to $25.9 trillion, the lowest reported level since year-end 2006.  ISDA estimates that 10.6% of credit default swaps were cleared as of December 31, 2011, up from 7.9% as of December 31, 2010.  ISDA statistics indicating the fluctuation in the overall size of these derivative markets in 2012 are not yet available.

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

In addition, we believe the continuing global regulatory overhaul of many of the markets in which we provide our services has led to continued uncertainty in the third quarter of 2012 and resulted in lower trading volumes and fewer participants in these markets. Regulators and legislators in the U.S. and abroad have proposed and, in some instances, adopted a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities (“SEF”) and increased use of electronic trading system technologies.  These new and proposed regulations have not yet eliminated the uncertainty that has persisted in many OTC derivatives markets since the start of the financial crisis.

During the third quarter of 2012, ICE announced that all cleared swaps in energy products would be converted to regulated futures contracts on October 15, 2012 on the basis that trading those products as futures would present significant advantages to customers seeking to avoid the impact of the Dodd-Frank Act. CME also announced that certain contracts already listed as futures on CME ClearPort would be made available for trading on CME Globex on October 12, 2012, with more to be added in the future. Subject to the rules and regulations applicable to futures products, including with respect to block trades, we expect to continue to broker all the products that we have customarily brokered as swaps prior to October 12, 2012 without regard to whether those products are now traded as futures.

We are optimistic that pending regulatory reform, including requirements for enhanced regulatory transparency, central clearing and efficient execution, will benefit and eventually grow the global derivatives markets.  We remain confident that our business will qualify in the U.S. as a SEF, and in Europe as an Organized Trading Facility.  We are also actively preparing to meet all regulatory requirements necessary to support the brokerage of U.S. energy future contracts, as well as other futures contracts that migrate over from the swaps markets.  Over the past year, we have continued to expand our proprietary electronic trade execution capabilities, as well as the number of users of our hybrid electronic trading platforms.  We believe that this technological capability will position us well in the future as regulatory rules are finalized and implemented.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three month period ended September 30, 2012:

Our total revenues decreased 20.5% to $219.4 million for the three months ended September 30, 2012 from $276.0 million for the three months ended September 30, 2011. The main factors contributing to this decrease in our revenues were:

•                  Decreased trading activity in many of the derivative markets in which we provide our services due to (i) sluggish global economic conditions, (ii) fiscal, tax, political and market uncertainty, and (iii) the continuing sovereign debt issues in the Eurozone;

•                  Regulatory and governmental uncertainty as it relates to market structure and operations in OTC derivative markets, especially in North America and Europe;

•                  Lower market volatility in many derivative markets, including fixed income and equity derivatives;

•                  Lower equity trading volumes in the U.S. and EMEA due to the broad market uncertainty;

•                  Lower trading volumes in emerging markets globally;

•                  The effect of currency translation on our brokerage revenues in Europe due to the weakening of the Euro relative to the U.S. Dollar;

•                  The closure of certain brokerage desks as part of our restructuring in the fourth quarter of 2011 and the closure of our Tokyo office in the second quarter of 2012;

•                  Decreased net realized and unrealized gains related to foreign currency hedges;

•                  Decreased equity in earnings of unconsolidated businesses; and

•                  Decreased clearing services revenues due to a decrease in the number of trades cleared by Kyte.

Partially offsetting the above factors were the following positive factors that affected our brokerage and other revenues, including:

•                  Contributions from investments in new brokerage businesses in certain financial products, including the opening of our office in Switzerland;

•                  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue; and

•                  Increased use of our electronic matching sessions and hybrid electronic trading systems by our customers.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on and retention bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits expense decreased 18.4% to $130.5 million for the three months ended September 30, 2012 from $160.0 million for the three months ended September 30, 2011.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees while performance bonuses constitute the variable portion of our compensation and employee benefits. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits for the remainder of the term over which such bonus is earned by the employee. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $37.7 million for the three months ended September 30, 2012 from $67.6 million for the three months ended September 30, 2011.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”) and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Compensation expense resulting from the amortization of broker sign-on and retention bonuses was nearly unchanged at $8.3 million for the three months ended September 30, 2012, as compared to $8.1 million for the three months ended September 30, 2011.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Revenues
Agency commissions	$112,239	$151,446	$380,276	$435,442
Principal transactions	50,278	61,711	164,830	186,673
Total brokerage revenues	162,517	213,157	545,106	622,115
Clearing services revenues	30,545	31,872	88,307	87,222
Interest income from clearing services	422	606	1,325	1,618
Equity in net earnings of unconsolidated businesses	2,344	4,260	6,242	9,943
Software, analytics and market data	21,204	18,837	61,671	54,328
Other income	2,356	7,230	14,642	5,917
Total revenues	219,388	275,962	717,293	781,143
Interest and transaction-based expenses
Transaction fees on clearing services	29,420	30,388	84,988	84,209
Transaction fees on brokerage services	5,734	6,673	18,012	19,357
Interest expense from clearing services	82	439	680	1,382
Total interest and transaction-based expenses	35,236	37,500	103,680	104,948
Revenues, net of interest and transaction-based expenses	184,152	238,462	613,613	676,195
Expenses
Compensation and employee benefits	130,499	159,980	421,927	466,300
Communications and market data	15,269	15,187	46,629	45,364
Travel and promotion	7,973	9,723	27,347	30,124
Rent and occupancy	7,083	6,322	20,759	18,183
Depreciation and amortization	9,246	9,990	27,502	29,665
Professional fees	5,925	6,866	17,470	19,641
Interest on borrowings	6,738	12,035	20,080	18,247
Other expenses	8,586	9,353	23,730	21,559
Total other expenses	191,319	229,456	605,444	649,083
(Loss) income before provision for income taxes	(7,167)	9,006	8,169	27,112
Provision for income taxes	1,638	2,884	6,699	7,592
Net (loss) income before attribution to non-controlling stockholders	(8,805)	6,122	1,470	19,520
Less: Net (loss) income attributable to non-controlling interests	(112)	57	51	558
GFI’s net (loss) income	$(8,693)	$6,065	$1,419	$18,962

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Agency commissions	60.9%	63.5%	62.0%	64.4%
Principal transactions	27.3	25.9	26.9	27.6
Total brokerage revenues	88.2	89.4	88.9	92.0
Clearing services revenues	16.6	13.4	14.4	12.9
Interest income from clearing services	0.2	0.3	0.2	0.2
Equity in net earnings of unconsolidated businesses	1.3	1.8	1.0	1.5
Software, analytics and market data	11.5	7.8	10.0	8.0
Other income	1.3	3.0	2.4	0.9
Total revenues	119.1	115.7	116.9	115.5
Interest and transaction-based expenses
Transaction fees on clearing services	16.0	12.7	13.9	12.4
Transaction fees on brokerage services	3.1	2.8	2.9	2.9
Interest expense from clearing services	0.0	0.2	0.1	0.2
Total interest and transaction-based expenses	19.1	15.7	16.9	15.5
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	70.9	67.1	68.8	69.0
Communications and market data	8.3	6.4	7.6	6.7
Travel and promotion	4.3	4.1	4.5	4.4
Rent and occupancy	3.8	2.7	3.4	2.7
Depreciation and amortization	5.0	4.2	4.4	4.4
Professional fees	3.2	2.9	2.8	2.9
Interest on borrowings	3.7	5.0	3.3	2.7
Other expenses	4.7	3.9	3.9	3.2
Total other expenses	103.9%	96.3%	98.7%	96.0%
(Loss) income before provision for income taxes	(3.9)	3.7	1.3	4.0
Provision for income taxes	0.9	1.2	1.1	1.1
Net (loss) income before attribution to non-controlling stockholders	(4.8)	2.5	0.2	2.9
Less: Net (loss) income attributable to non-controlling interests	(0.1)	0.0	0.0	0.1
GFI’s net (loss) income	(4.7)%	2.5%	0.2%	2.8%

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net Income

GFI’s net loss for the three months ended September 30, 2012 was $8.7 million as compared to net income of $6.1 million for the three months ended September 30, 2011, a decrease of $14.8 million. Total revenues decreased by $56.6 million, or 20.5%, to $219.4 million for the three months ended September 30, 2012 from $276.0 million for the same period in the prior year. The decrease in total revenues for the three months ended September 30, 2012 was primarily due to lower brokerage revenues, which decreased $50.6 million, or 23.8%, largely due to the factors set forth above under the “Financial Overview” section.

Total interest and transaction-based expenses decreased by $2.3 million, or 6.0%, to $35.2 million for the three months ended September 30, 2012 from $37.5 million for the three months ended September 30, 2011. The decrease was primarily due to a decrease in the number of trades cleared by our Kyte operations, as well as a decrease in brokerage revenues executed on a matched principal basis, for which we typically incur transaction-based expenses.

Total expenses, excluding interest and transaction-based expenses, decreased by $38.1 million, or 16.6%, to $191.3 million for the three months ended September 30, 2012, from $229.4 million for the three months ended September 30, 2011. The decrease in total other expenses was largely attributable to a decrease in compensation and employee benefits expense, which resulted primarily from (i) lower performance bonus expense as a result of lower brokerage revenues and (ii) initiatives implemented during the latter part of 2011 and in 2012 to reduce our aggregate compensation expense. The decrease was also due to $6.0 million in bond redemption costs we recognized in the third quarter of 2011 associated with our July 2011 redemption of the entire $60.0 million principal amount of our then outstanding 7.17% senior secured notes, which were due in January 2013 (“7.17% Senior Notes”).

Revenues

The following table sets forth the changes in revenues for the three months ended September 30, 2012 as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2012	%*	2011	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$43,823	23.7%	$62,585	26.3%	$(18,762)	(30.0)%
Equity	30,868	16.8	45,785	19.2	(14,917)	(32.6)
Financial	45,303	24.6	52,571	22.0	(7,268)	(13.8)
Commodity	42,523	23.1	52,216	21.9	(9,693)	(18.6)
Total brokerage revenues	162,517	88.2	213,157	89.4	(50,640)	(23.8)
Clearing services revenues	30,545	16.6	31,872	13.4	(1,327)	(4.2)
Other revenues	26,326	14.3	30,933	12.9	(4,607)	(14.9)
Total revenues	219,388	119.1	275,962	115.7	(56,574)	(20.5)
Total interest and transaction-based expenses	35,236	19.1	37,500	15.7	(2,264)	(6.0)
Revenues, net of interest and transaction-based expenses	$184,152	100.0%	$238,462	100.0%	$(54,310)	(22.8)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended September 30, 2012 as compared to the same period in 2011.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 22.6%

for the three months ended September 30, 2012, as compared to the same period from the prior year.

•                  Fixed income product brokerage revenues decreased $18.8 million, or 30.0%, for the three months ended September 30, 2012 compared to the same period in 2011.  Revenues from fixed income derivative and cash products decreased approximately 50% and 9.3%, respectively, as compared to the third quarter of 2011.  The decrease in fixed income derivative product revenues was largely due to lower trading volumes attributable, in part, to pending reform in the swaps market. The decrease in fixed income product brokerage revenues was also due to lower volatility and reduced brokerage personnel headcount in this product category. Our fixed income product brokerage personnel headcount decreased by 44 to 316 employees at September 30, 2012 from 360 employees at September 30, 2011.

•                  The decrease in equity product brokerage revenues of $14.9 million, or 32.6%, for the three months ended September 30, 2012 compared to the same period in 2011 was primarily attributable to reduced cash equity and equity derivative trading volumes in the U.S. and Europe.  The reduced volumes were significantly driven by lower market volatility, global economic concerns, and the continuing sovereign debt issues in the Eurozone.  The decrease in equity product brokerage revenues was also due to reduced brokerage personnel headcount in this product category. Our equity product brokerage personnel headcount decreased by 38 to 202 employees at September 30, 2012 from 240 employees at September 30, 2011.

•                  The decrease in financial product brokerage revenues of $7.3 million, or 13.8%, for the three months ended September 30, 2012 compared to the same period in 2011, was primarily attributable to less-active emerging markets, partially offset by revenues from our new office in Switzerland, which commenced operations in October of 2011.  Our financial product brokerage headcount increased by 52 to 389 employees at September 30, 2012 from 337 employees at September 30, 2011.  The increased headcount was largely due to the new office in Switzerland, as well as the expansion of our futures brokerage business in Europe.

•                  Commodity product brokerage revenues decreased $9.7 million, or 18.6%, for the three months ended September 30, 2012 compared to the same period in 2011. We believe this decrease was attributable, in part, to regulatory uncertainty in U.S. energy markets, which was exacerbated in the short-term by ICE’s announcement during the third quarter that it planned to convert its natural gas and power swaps business to listed futures.  The decrease was also due to reduced brokerage personnel headcount in this product category. Our commodity product brokerage personnel headcount decreased by 14 to 307 employees at September 30, 2012 from 321 employees at September 30, 2011.

Clearing Services Revenue

•                  Clearing services revenues decreased by $1.3 million, or 4.2%, in the three months ended September 30, 2012 compared to the same period in 2011 due to a decrease in the number of trades cleared by Kyte.  Clearing services revenues are related solely to the operations of our Kyte business unit and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended September 30,
	2012	2011
Software, analytics and market data	$21,204	$18,837
Equity in net earnings of unconsolidated businesses	2,344	4,260
Remeasurement of foreign currency transactions and balances	(1,113)	(2,735)
Net realized and unrealized gains from foreign currency hedges	460	7,204
Interest income on short-term investments	193	389
Interest income from clearing services	422	606
Other	2,816	2,372
Total other revenues	$26,326	$30,933

Other revenues decreased by $4.6 million in the third quarter of 2012 to $26.3 million from $30.9 million in the same period in 2011.  This decrease was largely related to (i) a decrease of $6.7 million in net realized and unrealized gains related to foreign currency forward contracts used to hedge certain non-U.S. dollar assets and revenues and (ii) a net decrease of $1.9 million in equity in net earnings of unconsolidated businesses.  Partially offsetting this decrease was (i) an increase in our software, analytics and market data revenues of $2.4 million, which was primarily attributable to an increase in software revenues at our Trayport subsidiary due to new customers and new product revenue and (ii) a net increase of $1.6 million related to the remeasurement of foreign currency transactions and balances.  The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $2.3 million in the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to a decrease in the number of trades cleared by our Kyte operations, as well as a decrease in brokerage revenues executed on a matched principal basis, for which we typically incur transaction-based expenses. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on behalf of its clients, which are pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues decreased to 3.7% for the three months ended September 30, 2012 as compared to 4.7% for the three months ended September 30, 2011, primarily due to an increase in volume rebates paid by Kyte in the third quarter of 2012.

Expenses

The following table sets forth the changes in expenses for the three months ended September 30, 2012 as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2012	%*	2011	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$130,499	70.9%	$159,980	67.1%	$(29,481)	(18.4)%
Communications and market data	15,269	8.3	15,187	6.4	82	0.5
Travel and promotion	7,973	4.3	9,723	4.1	(1,750)	(18.0)
Rent and occupancy	7,083	3.8	6,322	2.7	761	12.0
Depreciation and amortization	9,246	5.0	9,990	4.2	(744)	(7.4)
Professional fees	5,925	3.2	6,866	2.9	(941)	(13.7)
Interest on borrowings	6,738	3.7	12,035	5.0	(5,297)	(44.0)
Other expenses	8,586	4.7	9,353	3.9	(767)	(8.2)
Total other expenses	$191,319	103.9%	$229,456	96.3%	$(38,137)	(16.6)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $29.5 million in the third quarter of 2012 was predominantly due to lower broker performance bonus expense resulting from lower brokerage revenues and  expense initiatives implemented in the latter part of 2011 and in 2012 to reduce our aggregate compensation expense.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 70.9% for the three months ended September 30, 2012 compared to 67.1% for the same period in 2011.

•                  Performance bonus expense represented 35.2% and 46.7% of total compensation and employee benefits expense for the three months ended September 30, 2012 and 2011, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 6.9% and 5.8% of total compensation and employee benefits expense for the three months ended September 30, 2012 and 2011, respectively.

All Other Expenses

•                  The decrease in travel and promotion expense of $1.8 million in the third quarter of 2012 as compared to the three months ended September 30, 2011 was predominantly due to the low volume trading environment and a reduction in brokerage headcount, as well as cost savings initiatives implemented in 2012.

•                  The decrease in interest on borrowings of $5.3 million was primarily due to $6.0 million in bond redemption costs recognized in the third quarter of 2011 associated with our July 2011 redemption of the entire $60.0 million principal amount of our then-outstanding 7.17% Senior Notes.

•                  Our provision for income taxes was $1.6 million for the three months ended September 30, 2012 compared to $2.9 million for the three months ended September 30, 2011.  The changes in our tax provision were primarily due to (i) additional U.S. tax expense related to certain international profits, (ii) a shift in the geographic mix of our earnings to jurisdictions with higher tax rates and (iii) the establishment of valuation allowances against deferred tax assets in jurisdictions where we have determined they are unlikely to be utilized. Partially offsetting these increases was the impact of a decrease in the statutory corporate income tax rate in the U.K.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Income

GFI’s net income for the nine months ended September 30, 2012 was $1.4 million as compared to $18.9 million for the nine months ended September 30, 2011, a decrease of $17.5 million, or 92.5%.  Total revenues decreased by $63.8 million, or 8.2%, to $717.3 million for the nine months ended September 30, 2012 from $781.1 million for the same period in the prior year.  The decrease in total revenues for the nine months ended September 30, 2012 was primarily due to lower brokerage revenues, which decreased $77.0 million, or 12.4%.  The decrease in brokerage revenues was primarily the result of lower trading volumes due to (i) weak global economic conditions, (ii) regulatory, fiscal, tax, political and market uncertainty and (iii) the ongoing issues in the Eurozone. The decrease in brokerage revenues was also due to the effects of currency translation on our revenues as the Euro weakened relative to the U.S. Dollar. These decreases for the nine months ended September 30, 2012 were partially offset by a net increase in “Other Revenues,” which is discussed in more detail below.

Total interest and transaction-based expenses decreased by $1.3 million, or 1.2%, to $103.7 million for the nine months ended September 30, 2012 from $105.0 million for the nine months ended September 30, 2011. The decrease was primarily due to a decrease in transaction fees on brokerage services resulting from a decrease in brokerage revenues executed on a matched principal basis, for which we typically incur transaction-based expenses.

Total expenses, excluding interest and transaction-based expenses, decreased by $43.7 million, or 6.7%, to $605.4 million for the nine months ended September 30, 2012 from $649.1 million for the nine months ended September 30, 2011.  The decrease in total other expenses was largely attributable to a decrease in compensation and employee benefits expense, which resulted primarily from lower performance bonus expense as a result of lower brokerage revenues and initiatives implemented during the latter part of 2011 and in 2012 to reduce our aggregate compensation expense.

Revenues

The following table sets forth the changes in revenues for the nine months ended September 30, 2012, as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2012	%*	2011	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$149,238	24.4%	$187,276	27.7%	$(38,038)	(20.3)%
Equity	105,046	17.1	138,147	20.4	(33,101)	(24.0)
Financial	143,435	23.4	150,673	22.3	(7,238)	(4.8)
Commodity	147,387	24.0	146,019	21.6	1,368	0.9
Total brokerage revenues	545,106	88.9	622,115	92.0	(77,009)	(12.4)
Clearing services revenues	88,307	14.4	87,222	12.9	1,085	1.2
Other revenues	83,880	13.6	71,806	10.6	12,074	16.8
Total revenues	717,293	116.9	781,143	115.5	(63,850)	(8.2)
Total interest and transaction-based expenses	103,680	16.9	104,948	15.5	(1,268)	(1.2)
Revenues, net of interest and transaction-based expenses	$613,613	100.0%	$676,195	100.0%	$(62,582)	(9.3)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the nine months ended September 30, 2012 as compared to the same period in 2011:

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 14.5% for the nine months ended September 30, 2012, as compared to the same period for the prior year.

•                  Fixed income product brokerage revenues decreased $38.0 million, or 20.3%, for the nine months ended September 30, 2012 compared to the same period for the prior year.  Revenues from fixed income derivative and cash products decreased approximately 33.9% and 7.4%, respectively, as compared to the nine months ended September 30, 2011. This decrease was largely due to lower trading volumes attributable, in part, to pending reform in the swaps market.  Fixed income markets in which we provide brokerage services were also affected in the first nine months of 2012 by poor global economic conditions, continued low interest rates, regulatory and market uncertainty and the ongoing sovereign debt issues in the Eurozone. The decrease in our fixed income product brokerage revenues was also due to reduced brokerage personnel headcount in this product category. Our fixed income product brokerage personnel headcount decreased by 44 to 316 employees at September 30, 2012 from 360 employees at September 30, 2011.

•                  Equity product brokerage revenues decreased $33.1 million, or 24.0%, for the nine months ended September 30, 2012 compared to the same period for the prior year.  The decrease was primarily attributable to reduced cash equity and equity derivative trading volumes in U.S. and Europe resulting from lower market volatility and decreased brokerage personnel headcount. European equity product revenues were also negatively impacted by lower overall equity prices as compared to the same period in the prior year, which decreased the brokerage commissions we earned for brokering these products.  Our equity product brokerage personnel headcount decreased by 38 to 202 employees at September 30, 2012 from 240 employees at September 30, 2011.

•                  Financial product brokerage revenues decreased $7.2 million, or 4.8%, for the nine months ended September 30, 2012 compared to the same period for the prior year.  The decrease was primarily due to slow market conditions in emerging markets in Latin America and Asia, partially offset by revenues from our new office in

Switzerland, which commenced operations in October of 2011.  Our financial product headcount increased by 52 to 389 employees at September 30, 2012 from 337 employees at September 30, 2011, largely due to the new office in Switzerland, as well as the expansion of our futures brokerage business in Europe.

•                  Commodity product brokerage revenues increased $1.4 million, or 0.9%, for the nine months ended September 30, 2012 compared to the same period in the prior year. This increase was primarily attributable to growth in certain energy and metals businesses, as well as the addition of new desks. This increase was largely offset by lower energy product volumes in the third quarter of 2012 due, in part, to regulatory uncertainty in U.S. energy markets, which was exacerbated in the short-term by ICE’s announcement during the third quarter that it planned to convert its natural gas and power swaps business to listed futures, effective October 2012.  The decrease was also due to reduced brokerage personnel headcount in this product category.  Our commodity product brokerage personnel headcount decreased by 14 to 307 employees at September 30, 2012 from 321 employees at September 30, 2011.

Clearing Services Revenue

•                  Clearing services revenues increased by $1.1 million, or 1.2%, in the first nine months of 2012 compared to the same period in 2011 due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers partially offset by a decrease in the number of trades cleared by Kyte. Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Nine Months Ended September 30,
	2012	2011
Software, analytics and market data	$61,671	$54,328
Equity in net earnings of unconsolidated businesses	6,242	9,943
Remeasurement of foreign currency transactions and balances	(3,835)	1,311
Net realized and unrealized gains (losses) from foreign currency hedges	3,327	(3,154)
Interest income on short-term investments	592	1,157
Interest income from clearing services	1,325	1,618
Other	14,558	6,603
Total other revenues	$83,880	$71,806

Other revenues increased by $12.1 million in the first nine months of 2012 to $83.9 million from $71.8 million in the same period in 2011. This increase was largely related to (i) a net increase of $8.0 million in Other, which was due, in large part, to a $9.1 million gain related to the mark-to-market of the future purchase commitment to acquire the residual 30% equity interest in Kyte, as compared to a loss of $2.7 million in same period in 2011, (ii) an increase in our software, analytics and market data revenues of $7.3 million, which was primarily attributable to an increase in software revenues at our Trayport subsidiary due to new customers and new product revenues and (iii) a net increase of $6.5 million in net realized and unrealized gains related to foreign currency forward contracts used to hedge certain non-U.S. dollar assets and revenues.  Partially offsetting this increase was a net decrease of $5.1 million related to the remeasurement of foreign currency transactions and balances, a net decrease of $3.7 million in net earnings of unconsolidated businesses and a $1.9 million loss in Other related to the mark to market of equity warrants of an investee for the nine months ended September 30, 2012.  The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $1.3 million in the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily due to a decrease in transaction fees on brokerage services due to a decrease in brokerage revenues executed on a matched principal basis, for which we typically incur transaction-based expenses.

Expenses

The following table sets forth the changes in expenses for the nine months ended September 30, 2012 as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2012	%*	2011	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$421,927	68.8%	$466,300	69.0%	$(44,373)	(9.5)%
Communications and market data	46,629	7.6	45,364	6.7	1,265	2.8
Travel and promotion	27,347	4.5	30,124	4.4	(2,777)	(9.2)
Rent and occupancy	20,759	3.4	18,183	2.7	2,576	14.2
Depreciation and amortization	27,502	4.4	29,665	4.4	(2,163)	(7.3)
Professional fees	17,470	2.8	19,641	2.9	(2,171)	(11.1)
Interest on borrowings	20,080	3.3	18,247	2.7	1,833	10.0
Other expenses	23,730	3.9	21,559	3.2	2,171	10.1
Total other expenses	$605,444	98.7%	$649,083	96.0%	$(43,639)	(6.7)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expenses of $44.4 million in the first nine months of 2012 as compared to the same period in 2011 was primarily due to lower broker performance bonus expense resulting from lower brokerage revenues and expense initiatives implemented in the latter part of 2011 and in 2012 to reduce our aggregate compensation expense. These decreases were partially offset by higher broker salary expense due, in large part, to (i) an increase in broker headcount attributable to the opening of our office in Switzerland in October of 2011 and (ii) an increase in headcount at our Trayport subsidiary.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 68.8% for the nine months ended September 30, 2012 compared to 69.0% for the same period in the prior year.

•                  Performance bonus expense represented 37.8% and 46.3% of total compensation and employee benefits expense for the nine months ended September 30, 2012 and 2011, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 6.5% and 6.1% of total compensation and employee benefits expense for the nine months ended September 30, 2012 and 2011, respectively.

All Other Expenses

•                  The decrease in travel and promotion expense of $2.8 million was due, in large part, to the persistent low volume trading environment and a reduction in brokerage personnel headcount, as well as cost savings initiatives implemented in 2012.

•                  The increase in rent and occupancy of $2.6 million was primarily due to the renewal of our office lease in the U.K. in the fourth quarter of 2011 at a higher rent, as well as rental costs associated with the opening of our office in Switzerland in October of 2011.

•                  The decrease in depreciation and amortization of $2.2 million was due, in part, to certain assets placed into service in prior years that were fully depreciated by the end of 2011.

•                  The decrease in professional fees of $2.2 million for 2012 as compared to 2011 was largely due to lower consulting fees associated with Kyte’s operations, as well as a decrease in our global audit fee in the current year.

•                  The increase in interest on borrowings of $1.8 million was due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes (“8.375% Senior Notes”), which led to an increase in borrowings outstanding and a higher average effective interest rate on long-term debt borrowings during the nine months ended September 30, 2012. This increase was largely offset by $6.0 million in bond redemption costs recognized in the third quarter of 2011 associated with our July 2011 redemption of the entire $60.0 million principal amount of our then-outstanding 7.17% Senior Notes.

•                  The increase in Other expenses of $2.2 million for the nine months ended September 30, 2012 from the same period in the prior year was due, in large part, to $5.4 million in impairment charges in 2012 related to an available-for-sale security, partially offset by a $2.3 million write-down of an investment in an unconsolidated affiliate for the nine months ended September 30, 2011.

•                  Our effective tax rate increased to 82% for the nine months ended September 30, 2012 as compared to 28% for the nine months ended September 30, 2011 primarily due to (i) additional U.S. tax expense related to certain international profits, (ii) a shift in the geographic mix of our earnings to jurisdictions with higher tax rates and (iii) the establishment of valuation allowances against deferred tax assets in jurisdictions where we have determined they are unlikely to be utilized. The increased tax rate was partially offset by the impact of a decrease in the statutory corporate tax rate in the U.K.

Results of Segment Operations

Based on the nature of our operations, products and services in each geographic region, we determined that we have four operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage, and (iv) Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Additionally, we present our operating segments as five reportable segments, which include the four operating segments plus All Other.  The All Other segment captures costs that are not directly assignable to one of the operating business segments, primarily consisting of our corporate business activities and operations from software, analytics and market data.

Segment Results for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended September 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$62,745	$80,147	$18,084	$40,506	$17,906	$219,388
Revenues, net of interest and transaction-based expenses	59,370	77,607	18,056	10,866	18,253	184,152
Other expenses	44,978	57,718	13,334	10,351	64,938	191,319
Income (loss) before income taxes	14,392	19,889	4,722	515	(46,685)	(7,167)

	Three Months Ended September 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$83,805	$103,653	$22,946	$43,712	$21,846	$275,962
Revenues, net of interest and transaction-based expenses	80,300	100,373	22,924	12,723	22,142	238,462
Other expenses	56,517	72,628	17,581	11,494	71,236	229,456
Income (loss) before income taxes	23,783	27,745	5,343	1,229	(49,094)	9,006

Total Revenues

•                  Total revenues for Americas Brokerage decreased $21.1 million, or 25.2%, to $62.7 million for the three months ended September 30, 2012 from $83.8 million for the three months ended September 30, 2011. Total revenues for EMEA Brokerage decreased $23.5 million, or 22.8%, to $80.2 million for the three months ended September 30, 2012 from $103.7 million for the three months ended September 30, 2011. Total revenues for Asia Brokerage decreased $4.9 million, or 21.3%, to $18.1 million for the three months ended September 30, 2012 from $23.0 million for the three months ended September 30, 2011. Total revenues for our three brokerage segments decreased by $49.5 million, or 23.5%, to $161.0 million for the three months ended September 30, 2012 from $210.5 million for the three months ended September 30, 2011. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.”

•                  Total revenues for Clearing and Backed Trading decreased $3.2 million, or 7.3%, to $40.5 million for the three months ended September 30, 2012 from $43.7 million for the three months ended September 30, 2011. The decrease was due, in large part, to (i) a decrease in equity in earnings of unconsolidated businesses, (ii) a decrease in brokerage revenues at Kyte and (iii) a decrease in clearing services revenues as a result of a decrease in trades cleared by Kyte. Partially offsetting these decreases was a gain of $2.1 million related to the mark-to-market on the future purchase commitment to acquire the residual 30% equity interest in Kyte as compared to a loss of $1.2 million in the same period in 2011.

•                  Total revenues for All Other decreased by $3.9 million, or 17.9%, to $17.9 million for the three months ended September 30, 2012 from $21.8 million for the three months ended September 30, 2011. The decrease was primarily due to a decrease in net realized and unrealized gains from foreign currency hedges of $6.7 million, partially offset by an increase in software, analytics and market data revenues of $2.4 million.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased to $5.9 million for the three months ended September 30, 2012, as compared to $6.8 million for the three months ended September 30, 2011 primarily due to a decrease in brokerage revenues executed on a matched principal basis, for which we incur transaction-based expenses. Total interest and transaction-based fees for our Clearing and Backed Trading segment decreased to $29.6 million for the three months ended September 30, 2012 from $31.0 million for the three months ended September 30, 2011 primarily due to a decrease in the number of trades cleared by Kyte.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $11.5 million, or 20.4%, to $45.0 million for the three months ended September 30, 2012 from $56.5 million for the three months ended September 30, 2011.  Other expenses for EMEA Brokerage decreased $14.9 million, or 20.5%, to $57.7 million for the three months ended September 30, 2012 from $72.6 million for the three months ended September 30, 2011. Other expenses for Asia Brokerage decreased $4.3 million, or 24.4%, to $13.3 million for the three months ended September 30, 2012 from $17.6 million for the three months ended September 30, 2011. Total Other expenses for our three brokerage segments decreased by $30.7 million, or 20.9%, to $116.0 million for the three months ended September 30, 2012 from $146.7 million for the three months ended September 30, 2011. The decrease across all brokerage segments was due, in large part, to a decrease in compensation and employee benefits expense which was attributable to lower broker performance bonus expense due to lower brokerage revenues and initiatives implemented during 2012 to reduce our aggregate compensation expense.

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

•                  Other expenses for Clearing and Backed Trading decreased $1.1 million, or 9.6%, to $10.4 million for the three months ended September 30, 2012 from $11.5 million for the three months ended September 30, 2011. The decrease was due, in large part, to a decrease in compensation and employee benefits due to lower variable compensation expense, partially offset by an increase in intercompany interest charges in connection with an increase in investments by our Clearing and Backed Trading segment.

•                  Other expenses for All Other decreased by $6.3 million, or 8.8%, to $64.9 million for the three months ended September 30, 2012 from $71.2 million for the three months ended September 30, 2011.  The decrease was primarily due to the $6.0 million in bond redemption costs we recognized in the third quarter of 2011 associated with our July 2011 redemption of the entire $60.0 million principal amount of our then-outstanding 7.17% Senior Notes.

Segment Results for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Nine Months Ended September 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$216,674	$263,564	$58,010	$121,744	$57,301	$717,293
Revenues, net of interest and transaction-based expenses	205,825	255,751	57,948	35,642	58,447	613,613
Other expenses	149,521	187,009	45,080	31,244	192,590	605,444
Income (loss) before income taxes	56,304	68,742	12,868	4,398	(134,143)	8,169

	Nine Months Ended September 30, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$237,386	$304,985	$67,392	$123,492	$47,888	$781,143
Revenues, net of interest and transaction-based expenses	226,578	296,107	67,337	37,399	48,774	676,195
Other expenses	161,865	212,403	51,109	32,840	190,866	649,083
Income (loss) before income taxes	64,713	83,704	16,228	4,559	(142,092)	27,112

Total Revenues

•                  Total revenues for Americas Brokerage decreased $20.7 million, or 8.7%, to $216.7 million for the nine months ended September 30, 2012 from $237.4 million for the nine months ended September 30, 2011. Total revenues for EMEA Brokerage decreased $41.4 million, or 13.6%, to $263.6 million for the nine months ended September 30, 2012 from $305.0 million for the nine months ended September 30, 2011. Total revenues for Asia Brokerage decreased $9.4 million, or 13.9%, to $58.0 million for the nine months ended September 30, 2012 from $67.4 million for the nine months ended September 30, 2011. Total revenues for our three brokerage segments decreased by $71.5 million, or 11.7%, to $538.3 million for the nine months ended September 30, 2012 from $609.8 million for the nine months ended September 30, 2011. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011.”

•                  Total revenues for Clearing and Backed Trading decreased $1.8 million, or 1.5%, to $121.7 million for the nine months ended September 30, 2012 from $123.5 million for the nine months ended September 30, 2011. The decrease was due, in large part to a decrease in equity in earnings of unconsolidated businesses and a decrease in brokerage revenues at Kyte. These decreases were largely offset by a gain of $9.1 million related to the mark-to-market on the future purchase commitment to acquire the residual 30% equity interest in Kyte as compared to a loss of $2.7 million in the same period in 2011.

•                  Total revenues for All Other increased by $9.4 million, or 19.6%, to $57.3 million for the nine months ended September 30, 2012 from $47.9 million for the nine months ended September 30, 2011. This increase was primarily due to an increase in software, analytics and market data revenues and a net decrease in losses from equity method investments.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased $1.0 million to $18.7 million for the nine months ended September 30, 2012 as compared to $19.7 million for the nine months ended September 30, 2011. This decrease was primarily due to a decrease in brokerage revenues executed on a matched principal basis, for which we incur transaction-based expenses.  Total interest and transaction-based fees for our Clearing and Backed Trading segment remained consistent at $86.1 million for the nine months ended September 30, 2012 and September 30, 2011.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $12.4 million, or 7.7%, to $149.5 million for the nine months ended September 30, 2012 from $161.9 million for the nine months ended September 30, 2011.  Other expenses for EMEA Brokerage decreased $25.4 million, or 12.0%, to $187.0 million for the nine months ended September 30, 2012 from $212.4 million for the nine months ended September 30, 2011.  Other expenses for Asia Brokerage decreased $6.0 million, or 11.7%, to $45.1 million for the nine months ended September 30, 2012 from $51.1 million for the nine months ended September 30, 2011. Total Other expenses for our three brokerage segments decreased by $43.8 million, or 10.3%, to $381.6 million for the nine months ended September 30, 2012 from $425.4 million for the nine months ended September 30, 2011. The decrease across all brokerage segments was due, in large part, to a decrease in compensation and employee benefits expense, which is attributable to lower broker performance bonus expense due to lower brokerage revenues and initiatives implemented during 2012 to reduce our aggregate compensation expense. These decreases in EMEA Brokerage were slightly offset by higher broker salary expense due, in large part, to an increase in broker headcount attributable to the opening of our Switzerland office in October of 2011.

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

•                  Other expenses for Clearing and Backed Trading decreased $1.7 million to $31.2 million for the nine months ended September 30, 2012 from $32.9 million for the nine months ended September 30, 2011. This decrease was due, in large part, to a decrease in compensation and employee benefits due to lower variable compensation expense, partially offset by an increase in intercompany interest charges in connection with an increase in investments by our Clearing and Backed Trading segment.

•                  Other expenses for All Other increased by $1.7 million, or 0.9%, to $192.6 million for the nine months ended September 30, 2012 from $190.9 million for the nine months ended September 30, 2011. The increase was primarily due an increase in other expenses due to impairment charges taken on an available-for-sale security in 2012, an increase in rent and occupancy due to the renewal of our office lease in the U.K. in the fourth quarter of 2011 at a higher rent and rental costs associated with the opening of our office in Switzerland in October of 2011. These increases were partially offset by a decrease in compensation and employee benefits expense due to lower variable compensation expense for back office personnel.

Quarterly Results of Operations (Unaudited)

The following table sets forth, by quarter, our unaudited statement of operations data for the period from October 1, 2010 to September 30, 2012. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
	(dollars in thousands)
Revenues
Agency commissions	$112,239	$123,457	$144,580	$125,584	$151,446	$136,513	$147,483	$127,774
Principal transactions	50,278	51,964	62,588	48,907	61,711	54,475	70,487	49,064
Total brokerage revenues	162,517	175,421	207,168	174,491	213,157	190,988	217,970	176,838
Clearing services revenues	30,545	29,635	28,127	25,513	31,872	27,680	27,670	20,325
Interest income from clearing services	422	382	521	682	606	670	342	439
Equity in net earnings of unconsolidated businesses (1)	2,344	2,478	1,420	523	4,260	4,757	926	2,088
Software, analytics and market data	21,204	20,468	19,999	19,292	18,837	18,403	17,088	16,313
Other income (loss)	2,356	9,346	2,940	13,829	7,230	1,233	(2,546)	6,235
Total revenues	219,388	237,730	260,175	234,330	275,962	243,731	261,450	222,238
Interest and transaction-based expenses
Transaction fees on clearing services	29,420	28,606	26,962	24,074	30,388	26,752	27,069	19,189
Transaction fees on brokerage services	5,734	6,153	6,125	5,184	6,673	6,079	6,605	6,348
Interest expense from clearing services	82	158	440	496	439	617	326	289
Total interest and transaction-based expenses	35,236	34,917	33,527	29,754	37,500	33,448	34,000	25,826
Revenues, net of interest and transaction-based expenses	184,152	202,813	226,648	204,576	238,462	210,283	227,450	196,412
Expenses
Compensation and employee benefits	130,499	135,650	155,778	161,068	159,980	146,839	159,481	139,131
Communications and market data	15,269	15,694	15,666	15,364	15,187	15,106	15,071	13,210
Travel and promotion	7,973	9,285	10,089	9,887	9,723	10,198	10,203	10,618
Rent and occupancy	7,083	6,884	6,792	6,481	6,322	5,988	5,873	5,860
Depreciation and amortization	9,246	9,108	9,148	9,278	9,990	9,801	9,874	9,552
Professional fees	5,925	5,377	6,168	7,772	6,866	5,672	7,103	6,050
Interest on borrowings	6,738	6,527	6,815	7,512	12,035	3,276	2,936	2,692
Other expenses (1)	8,586	6,671	8,473	14,244	9,353	5,573	6,633	8,604
Total other expenses	191,319	195,196	218,929	231,606	229,456	202,453	217,174	195,717
(Loss) income before provision for (benefit from) income taxes	(7,167)	7,617	7,719	(27,030)	9,006	7,830	10,276	695
Provision for (benefit from) income taxes	1,638	2,282	2,779	(4,945)	2,884	2,036	2,672	(3,759)
Net (loss) income before attribution to non-controlling stockholders	(8,805)	5,335	4,940	(22,085)	6,122	5,794	7,604	4,454
Less: Net (loss) income attributable to non-controlling interests	(112)	15	148	58	57	(357)	858	153
GFI’s net (loss) income	$(8,693)	$5,320	$4,792	$(22,143)	$6,065	$6,151	$6,746	$4,301

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Revenues
Agency commissions	60.9%	60.9%	63.8%	61.4%	63.5%	64.9%	64.8%	65.1%
Principal transactions	27.3	25.6	27.6	23.9	25.9	25.9	31.0	25.0
Total brokerage revenues	88.2	86.5	91.4	85.3	89.4	90.8	95.8	90.1
Clearing services revenues	16.6	14.6	12.4	12.5	13.4	13.2	12.2	10.4
Interest income from clearing services	0.2	0.2	0.2	0.3	0.3	0.3	0.1	0.2
Equity in net earnings of unconsolidated businesses (1)	1.3	1.2	0.6	0.3	1.8	2.3	0.4	1.0
Software, analytics and market data	11.5	10.1	8.8	9.3	7.8	8.7	7.5	8.3
Other income (loss)	1.3	4.6	1.4	6.8	3.0	0.6	(1.1)	3.2
Total revenues	119.1	117.2	114.8	114.5	115.7	115.9	114.9	113.2
Interest and transaction-based expenses
Transaction fees on clearing services	16.0	14.1	11.9	11.8	12.7	12.7	11.9	9.8
Transaction fees on brokerage services	3.1	3.0	2.7	2.5	2.8	2.9	2.9	3.2
Interest expense from clearing services	0.0	0.1	0.2	0.2	0.2	0.3	0.1	0.2
Total interest and transaction-based expenses	19.1	17.2	14.8	14.5	15.7	15.9	14.9	13.2
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	70.9	66.9	68.7	78.7	67.1	69.8	70.1	70.9
Communications and market data	8.3	7.7	6.9	7.5	6.4	7.2	6.6	6.7
Travel and promotion	4.3	4.6	4.5	4.8	4.1	4.8	4.5	5.4
Rent and occupancy	3.8	3.4	3.0	3.2	2.7	2.8	2.6	3.0
Depreciation and amortization	5.0	4.5	4.0	4.5	4.2	4.7	4.4	4.9
Professional fees	3.2	2.7	2.7	3.8	2.9	2.7	3.1	3.1
Interest on borrowings	3.7	3.2	3.0	3.7	5.0	1.6	1.3	1.4
Other expenses (1)	4.7	3.3	3.8	7.0	3.9	2.7	2.9	4.2
Total other expenses	103.9%	96.3%	96.6%	113.2%	96.3%	96.3%	95.5%	99.6%
(Loss) income before provision for (benefit from) income taxes	(3.9)	3.7	3.4	(13.2)	3.7	3.7	4.5	0.4
Provision for (benefit from) income taxes	0.9	1.1	1.2	(2.4)	1.2	1.0	1.2	(1.9)
Net (loss) income before attribution to non-controlling stockholders	(4.8)	2.6	2.2	(10.8)	2.5	2.7	3.3	2.3
Less: Net (loss) income attributable to non-controlling interests	(0.1)	0.0	0.1	0.0	0.0	(0.2)	0.4	0.1
GFI’s net (loss) income	(4.7)%	2.6%	2.1%	(10.8)%	2.5%	2.9%	2.9%	2.2%

(1)       Certain amounts related to equity in net earnings of unconsolidated businesses totaling $(1,448) and $235 for the three months ended March 31, 2011and December 31, 2010, respectively, were previously presented in the “Other expenses” line item in the Condensed Consolidated Statements of Operations. In order to enhance transparency in the presentation of the Condensed Consolidated Statements of Operations and to more clearly present the financial performance of our equity method investees, these amounts have been reclassified to the “Equity in net earnings of unconsolidated businesses” line item.

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At September 30, 2012, we had $209.8 million of cash and cash equivalents compared to $245.9 million at December 31, 2011. Included in this amount are $161.7 million and $187.1 million of cash and cash equivalents held by subsidiaries outside of the U.S. at September 30, 2012 and December 31, 2011, respectively. We have historically asserted the intent to indefinitely reinvest, with very limited exceptions, the unremitted profits of our foreign subsidiaries.  If we decide to reverse this assertion in the future, we will accrue additional income taxes, if any, on such unremitted international profits.

In addition, included within Receivables from brokers, dealers and clearing organizations are cash balances which represent amounts clearing customers have on deposit with Kyte, our clearing affiliate, and which Kyte then deposits with third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for Kyte’s customers.  These amounts, while due to us from the general clearing members, ultimately represent cash payable to our clearing customers.  Also included within Receivables from brokers, dealers and clearing organizations are cash balances, including deposits, held at clearing organizations and exchanges in support of our clearing business and to facilitate settlement and clearance of matched principal transactions, as well as the spread on matched principal transactions that have not yet been remitted from clearing organizations and exchanges. In addition to the $209.8 million Cash and cash equivalents discussed above, we estimate that cash held at clearing organizations, net of amounts owed to our clearing customers, was $26.4 million as of September 30, 2012.

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

Sources and Uses of Cash

Net cash provided by operating activities was $11.1 million for the nine months ended September 30, 2012 compared with $17.9 million of cash used in operating activities for the nine months ended September 30, 2011, a net increase of $29.0 million. The increase in cash provided by operating activities is due to a reduction in working capital employed in the business for the nine months ended September 30, 2012 relative to the same period in 2011. The decrease in working capital employed in the business was primarily due to a $187.9 million decrease related to changes in net receivables from and payables to brokers, dealers and clearing organizations and a $19.1 million decrease related to the change in commissions receivable. These decreases in working capital requirements were partially offset by a $59.5 million increase in working capital used in the business related to the net changes in accrued compensation and accounts payable, a net increase of $96.3 million related to increases in each of cash and securities segregated under federal and other regulations and payables to clearing service customers. Offsetting this net reduction in working capital was a decrease of $18.1 million in net income before attribution to non-controlling stockholders from $19.5 million for the nine months ended September 30, 2011 to $1.5 million for the nine months ended September 30, 2011.

Net cash used in investing activities for the nine months ended September 30, 2012 was $11.1 million compared to $35.2 million used in the nine months ended September 30, 2011, a decrease of $24.1 million. The decrease in cash used for investing activities was related to (i) a decrease of $9.7 million in net payments due to the settlement of foreign exchange derivative hedge contracts, (ii) a decrease in purchases of cost and equity method investments of $3.8 million, (iii) the purchase of $3.3 million of intangible assets in the first nine months of 2011, (iv) a decrease in purchases of property, equipment and leasehold improvements of $3.5 million and (v) the issuance of a note receivable of $3.0 million in the first nine months of 2011.

Net cash used in financing activities for the nine months ended September 30, 2012 was $39.9 million, as compared to $8.3 million for the nine months ended September 30, 2011, an increase of $31.6 million. This increase was primarily due to the net proceeds of $250.0 million from the issuance of our 8.375% Senior Notes in July 2011, net of $8.7 million in debt issuance costs, and net of the repayments of all outstanding amounts under our Credit Agreement and all aggregate principal amounts outstanding of our 7.17% Senior Notes. This increase was offset by net decreases of $15.9 million in purchases of treasury stock. See Note 7 to the Condensed Consolidated Financial Statements for further discussion of our short-term borrowings and long-term obligations.

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

Funding

Our outstanding debt at September 30, 2012 and December 31, 2011 consists of our 8.375% Senior Notes. During the year ended December 31, 2011, we used $135.3 million and $67.8 million of the net proceeds from the issuance of the 8.375% Senior Notes to (i) repay all outstanding amounts pursuant to the Credit Agreement and (ii) repay all of the outstanding principal and interest to redeem the 7.17% Senior Notes, respectively, as well as to pay all premiums and transaction expenses associated therewith.  In addition, as a result of the issuance of the 8.375% Senior Notes, the available borrowing capacity under the Credit Agreement decreased from $200 million to approximately $129.5 million. See Note 7 to the Condensed Consolidated Financial Statements for further details on the Credit Agreement, our 8.375% Senior Notes and our 7.17% Senior Notes.

Credit Ratings

As of September 30, 2012, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody’s Investor Services	Ba2	Stable
Standard & Poor’s	BB+	Negative
Fitch Ratings Inc.	BBB-	Stable

Credit ratings and outlooks can be revised at any time if such rating agency decides the circumstances warrant a revision.  In addition, a reduction in our rating may affect the availability of future debt financing and the terms that are available to us.  If our credit rating is downgraded by any of the rating agencies below a base rating, our applicable per annum interest rate on our outstanding 8.375% Senior Notes will increase by a maximum of 200 basis points. On April 23, 2012, Standard & Poor’s lowered its credit rating on our 8.375% Senior Notes one notch to BB+, which will increase our applicable per annum interest, effective July 19, 2012, by 25 basis points, equating to $0.6 million in additional interest expense per annum. On July 6, 2012, Fitch Ratings Inc. (“Fitch”) lowered its credit rating on our 8.375% Senior Notes one notch to BBB-, which did not have any impact on the applicable interest rate related to the 8.375% Senior Notes as Fitch’s rating did not go below the base rating.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In December 2010, in addition to the quarterly dividends declared by our Board of Directors, our Board also declared a special cash dividend of $0.25 per share. Cash dividends paid for the nine months ended September 30, 2012 and 2011 were approximately $17.8 million and $18.3 million, respectively.

Common Stock

It is our expectation that from time to time we may purchase additional shares of our common stock on the open market in accordance with a stock repurchase program authorized by the Board. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$144,436	$15,316	$23,805	$20,123	$85,192
Interest on Long-term obligations	129,376	21,563	43,125	43,125	21,563
Long-term obligations	250,000	—	—	—	250,000
Purchase obligations (1)	33,036	24,599	7,307	1,130	—
Total	$556,848	$61,478	$74,237	$64,378	$356,755

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

We have a future purchase commitment with an estimated fair value of $3.6 million and a contingent consideration liability with an estimated fair value of $0.8 million as of September 30, 2012. Due to the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, these liabilities have been excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2012 as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2011 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2012.

Foreign Currency Exposure Risk

We are exposed to market risk associated with movements in foreign currency exchange rates. There have been no material changes to our risk management policy during the nine months ended September 30, 2012.

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $5.1 million as of September 30, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.:

We have reviewed the accompanying  condensed consolidated statement of financial condition of GFI Group Inc. and its subsidiaries as of September 30, 2012, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and the condensed consolidated statement of cash flows and changes in stockholders’ equity for the nine-month period ended September 30, 2012.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

November 16, 2012

PART II—OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

In the normal course of business, we are, and have been in the past, involved in, litigations, claims and arbitrations that involve claims for substantial amounts. These proceedings have generally involved either proceedings against our competitors in connection with employee hires, or claims from former employees in connection with the termination of their employment from us. There is also potential for client claims alleging the occurrence of errors in the execution of brokerage transactions. We are also currently, and have been in the past, involved in examinations, investigations or proceedings by government agencies and self-regulatory organizations. These examinations or investigations could result in substantial fines or administrative proceedings that could result in censure, the issuance of cease and desist orders, the suspension or expulsion of a broker dealer and its affiliated persons, officers or employees or other similar consequences.

Several of our European subsidiaries are currently defending a claim that they improperly hired a number of employees of a competitor over the course of several months.  The claim was filed almost a year after we hired the employees and notwithstanding that none of the employees breached their employment agreements with the competitor. Although the case is in its preliminary stages, the claimant is seeking a multi-million dollar award. We intend to vigorously defend against this action and believe that we have substantial defenses to the claims asserted against us.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended September 30, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July
Stock Repurchase Program (a)	991,877	$3.30	991,877	11,571,725
Employee Transactions (b)	31,380	$3.18	N/A	N/A

August
Stock Repurchase Program (a)	421,190	$3.14	421,190	11,150,535
Employee Transactions (b)	34,260	$2.80	N/A	N/A

September
Stock Repurchase Program (a)	—	$—	—	11,150,535
Employee Transactions (b)	309,507	$3.17	N/A	N/A

Total
Stock Repurchase Program (a)	1,413,067	$3.25	1,413,067	11,150,535
Employee Transactions (b)	375,147	$3.14	N/A	N/A

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

(c)  Amounts disclosed in this column include the number of RSUs management reasonably anticipates will be granted in the current calendar year less the number of shares repurchased by the Company on the open market for the current calendar year through September 30, 2012.

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

(*) Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months and nine months ended September 30, 2012 and 2011,  (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (v) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and vi) Notes to Condensed Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless GFI Group, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of November, 2012.

GFI GROUP INC.

By:		/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer
(principal financial and accounting officer)