Form 10-K
period 2012-12-31
GFI Group Inc.
filed 2013-03-13
CIK 1292426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $243,624,737 based upon the closing sale price of $3.56 as reported on the New York Stock Exchange Euronext.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2013
Common Stock, $0.01 par value per share	117,932,662 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, to be held on June 6, 2013, are incorporated by reference in Part III in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Sections of this Annual Report on Form 10-K, including, but not limited to “Legal Proceedings” under Part I—Item 3, “Management’s Discussion & Analysis” and “Quantitative and Qualitative Disclosures About Market Risk” under Part II—Item 7 & 7A, may contain “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•                  the risks and other factors described under the heading “Risk Factors” in Part I — Item 1A of this Annual Report on Form 10-K and elsewhere in the Annual Report on Form 10-K;

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

•                  the risks associated with the transition of cleared swaps to future contracts and our ability to continue to provide value-added brokerage and execution services to our customers pursuant to rules and regulations applicable to futures markets;

•                  our ability to attract and retain key personnel, including highly qualified brokerage personnel;

•                  our ability to keep up with rapid technological change and to continue to develop and support our software, analytics and market data products, including our hybrid brokerage systems, that are desired by our customers;

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

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from such forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the Securities Exchange Commission (the “SEC”) and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I.

ITEM 1.  BUSINESS

Throughout this Annual Report, unless the context otherwise requires, the terms “GFI”, “Company”, “we”, “us” and “our” refer to GFI Group Inc. and its consolidated subsidiaries.

Our Business

Introduction

We are a leading provider of wholesale brokerage services, clearing services and electronic execution and trading support products for global financial markets. We founded our business in 1987 and were incorporated under the laws of the State of Delaware in 2001 to be a holding company for our subsidiaries. We provide brokerage and trade execution services, clearing services, market data and trading platform and other software products to institutional customers in markets for a range of fixed income, financial, equity and commodity instruments. We provide execution services for our institutional wholesale customers by either matching their trading needs with counterparties having reciprocal interests or directing their orders to an exchange or other trading venue. We have focused historically on more complex, and often less commoditized, markets for sophisticated financial instruments, primarily over-the-counter (“OTC”) derivatives, that offer an opportunity for higher commissions per transaction than the markets for more standardized financial instruments. In recent years, we have developed other businesses that complement our brokerage of OTC derivatives, such as cash bond and futures contracts brokerage services, clearing services and analytical and trading software businesses. We have been recognized by various industry publications as a leading provider of institutional brokerage and other services for a broad range of products in the fixed income, financial, equity and commodity markets on which we focus.

We offer our customers a hybrid brokerage approach, combining a range of telephonic and electronic trade execution services, depending on the nature of the products and the specific needs of our customers. We complement our hybrid brokerage capabilities with decision support services, such as value-added data and analytics products, real-time auctions, fixing and matching sessions and post-transaction services, such as straight-through processing (“STP”), clearing links and trade and portfolio management services.

Headquartered in New York, GFI was founded in 1987 and employs more than 2,000 people with additional offices in London, Paris, Nyon, Madrid, Hong Kong, Seoul, Singapore, Manila, Sydney, Cape Town, Santiago, Bogota, Buenos Aires, Lima, Dubai, Dublin, Tel Aviv, Los Angeles and Sugar Land (TX). We have more than 2,600 brokerage, software and market data customers, including commercial and investment banks, corporations, insurance companies, asset managers and hedge funds.

During 2012, many of the financial markets in which we provide our services continued to be subject to major regulatory overhaul, as regulators and legislators in the United States and abroad have proposed and, in some instances, already adopted, a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities and the required or increased use of electronic trading system technologies. In the United States, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. We are still in the midst of the rulemaking process mandated by the Dodd-Frank Act, with many rules yet to be finalized. The Dodd-Frank Act creates a new form of regulated entity known as a Swap Execution Facility (referred to herein as a “SEF”) and mandates that all cleared swaps trade on either an exchange or a SEF. We intend to apply to become a SEF and this process, including the regulatory implications and risks associated with it, are discussed throughout this Form 10-K, including under the heading “Recent Derivative Market Developments” below and under “Item 1A—Risk Factors.”

Based on the nature of our operations in each geographic region, our products and services, customers and regulatory environment, we have five operating segments: Americas Brokerage; Europe, the Middle East and Africa (“EMEA”) Brokerage; Asia Brokerage, Clearing and Backed Trading and All Other. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Our Clearing and Backed Trading segment encompasses our clearing, risk management, settlement and other back-office services, as well as the capital we provide to start-up trading groups, small hedge funds, market-makers and individual traders. Our All Other segment captures revenues and costs that are not directly assignable to the brokerage or clearing and backed trading operating business segments, primarily consisting of our corporate business activities and operations and commercial revenues from sales and licensing of trading systems software, analytics and market data. See Note 21 to our Consolidated Financial Statements in Part II-Item 8 for further information on our revenues by segment and geographic region.

Our Industry

Services of Wholesale Brokers

Wholesale brokers (sometimes called “inter-dealer” brokers), such as us, operate as intermediaries in the center of the wholesale financial markets by aggregating and disseminating prices and fostering transactional liquidity for financial institutions around the globe. Wholesale brokers provide highly sophisticated trade execution services, combining teams of traditional “voice” brokers with sophisticated electronic trading systems that match institutional buyers and sellers in transactions for financial products that are listed on traditional exchanges or transacted over-the-counter. We refer to this integration of voice brokers with electronic brokerage systems as ‘hybrid brokerage’. Although wholesale brokers may provide their institutional customers with access to traditional exchange products through their many STP links and electronic connections to exchanges and clearing firms, wholesale brokers do not generally provide independent clearing and settlement services.

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

Traditional stock exchanges, such as NYSE Euronext, NASDAQ OMX and the London Stock Exchange, and listed derivatives exchanges, such as CME Group and Eurex, provide a trading venue for fairly simple and commoditized instruments that are based on standard characteristics and single key measures or parameters. Exchange-traded markets rely on relatively active order submission by buyers and sellers and generally high transaction flow. These markets allow a broad base of trading customers meeting relatively modest margin requirements to transact standardized contracts in a relatively liquid market. Exchanges offer price transparency and transactional liquidity. Exchanges are often associated or tied to use of a central counterparty clearer (“CCP”), thereby providing a ready utility for controlling counterparty credit risk.

In comparison, OTC markets provide wholesale dealers and other large institutional traders with access to trading environments for individually negotiated transactions, non-standardized products and larger-sized orders of both OTC and exchange cleared instruments. OTC markets generally serve counterparties that are professional trading institutions and wholesale dealers. These professional counterparties often have in place bilateral arrangements to offset their contingent credit risk on each other by giving or taking collateral against that risk. In some of the more significant OTC asset classes, such as U.S. treasury securities, equities, and equity and commodity derivatives, OTC trades are increasingly either “given up” to a third-party CCP, underwritten by a clearing house or exchanged for exchange-traded instruments.  In some cases, as described below, new regulations now require that many OTC swaps are cleared by a CCP with only limited exceptions.

The existence of both exchange-traded and OTC markets provides benefits for different sectors of the global financial marketplace. Exchange-traded markets serve the needs of both major and minor market participants for access to frequently traded, highly commoditized instruments. OTC markets, on the other hand, provide professional market participants and wholesale dealers with an arena in which to execute larger-sized transactions in a broad range of non-standardized and standardized products that are less actively traded and, often, individually negotiated. OTC markets are also conducive for trading large “block” transactions of actively traded standardized and centrally cleared instruments. Exchange-traded futures are seen as less-precise hedging tools compared to bespoke OTC contracts, potentially exposing users to larger losses. Last, OTC markets often serve as incubators for new financial products that originate as relatively inactively traded OTC products before achieving a significant level of trading activity among a broader spectrum of investors.

As a result of the new regulations being passed in the United States and Europe and considered elsewhere, certain OTC derivative products are now required to be centrally cleared and traded via exchanges or SEFs. As this happens, it is expected that the OTC markets for certain products will diminish and the associated exchange and SEF markets for those products will expand. For example, the Dodd-Frank reform legislation made it more costly to trade swaps and other customized derivatives, leading many participants to consider futures contracts, which are more widely used, as an alternative. During 2012, derivatives exchanges and other participants began migrating toward these alternatives to swaps and, as a result, there was a general market move in the U.S. commodities markets toward the use of futures instead of OTC derivatives contracts. This migration to the use of futures contracts instead of swaps allowed participants to avoid new regulations that require companies with a certain level of trading volume to register as swaps dealers and that would have forced many of the swaps to be executed through swap execution facilities and cleared by central clearinghouses.

We are actively preparing to serve the resulting SEF and futures contracts markets that develop as the new regulations are implemented.  For example, subject to the rules and regulations applicable to futures products, we expect to continue to broker all the products that we have customarily brokered as swaps as block futures trades. It is unclear what impact the transition from OTC markets to associated exchange and SEF markets will have on the relevant markets or on the demand for our brokerage and trade execution services in these markets. For further information, see the discussion under “Recent Derivative Market Developments” below and “Item 1A—Risk Factors.”

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

The essential role of a wholesale broker is to enhance trading liquidity. Liquidity is the degree to which a financial instrument can be bought or sold quickly with minimal price disturbance. The liquidity of a market for a particular financial product or instrument depends on several factors, including: the number of market participants and facilitators of liquidity, the availability of pricing reference data, the availability of standardized terms and the volume of trading activity. Liquid markets are characterized by substantial price competition, efficient execution and high trading volume. Highly liquid markets exist for both commoditized, exchange-traded products and certain, more standardized instruments traded over the counter, such as the market for U.S. treasury securities, equities and equity and commodity derivatives. In such highly liquid markets, the services of wholesale brokers assist market participants achieve better execution or pricing, especially for larger block transactions that may be privately negotiated.

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

Wholesale brokers generally provide brokerage or execution services on either an agency (often called “name give-up”) or matched principal (often called “riskless principal”) basis. In an agency transaction, which is the conventional method of brokerage for OTC derivatives, we simply match a buyer and a seller and do not take title to or hold a position in the derivative instrument, or the underlying security, instrument or asset, at any stage of the process. In a matched principal transaction, which is a conventional method of brokerage for cash products, such as equities and corporate fixed income, we are the counterparty to both sides of the transaction and the trade is settled through a third-party clearing organization. Third party clearing organizations are able to reduce our counterparty risk by matching the trade and assuming the legal counterparty risk for the trade. In some cases, principally in the OTC cash markets, a wholesale broker may temporarily take unmatched positions for its own account, generally in response to customer demand, whereby the broker commits its own capital to facilitate customer trading activities.

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

For futures markets and highly liquid OTC markets, such as certain U.S. Treasury and cash foreign exchange products, electronic marketplaces have emerged as the primary means of conducting transactions and creating markets. In such electronic markets, many of the pre- and post-trade activities of market participants are facilitated through an electronic medium, such as a private electronic network or over the Internet. These electronic capabilities reduce the need for actual voice-to-voice participant interaction for certain functions, such as negotiation of specific terms, and allow voice brokers to focus on executing larger-sized or “block” trades, providing market intelligence and otherwise assisting in the execution process. For many professional traders, the establishment of electronic marketplaces has increased trading profits by leading to new trading methods and strategies, fostering new financial products and increasing market volumes.

Most large exchanges worldwide, including certain exchanges in the United States, France, Canada, Germany, Japan, Sweden, Switzerland and the United Kingdom, are now partially or completely electronic. Additionally, in an increasing number of OTC markets for less commoditized products, a voice broker will often assist the customer by entering the customer’s prices directly into the wholesale broker’s electronic trading systems at the request of the customer so that any resulting trades can be electronically processed using STP. In many of these markets, customers may benefit from a range of electronic enhancements to liquidity, including pricing dissemination, interactive trading, post-trade processing and other technology services. As these OTC markets have adopted greater use of technology, some market participants have sought to outsource the electronic distribution of their products and prices to qualified wholesale brokers in order to achieve optimal liquidity and to avoid the difficulty and cost of developing and maintaining their own electronic solutions.

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

Historically, the lower capital utilization of derivatives made these products a more efficient and attractive medium for trading than cash markets for many professional market participants. For this reason, trading volumes in derivatives were frequently a multiple of volumes in the equivalent underlying cash markets. However, with the passage of the Dodd-Frank Act and other regulations abroad, regulators have increased the net capital requirements or require additional dedicated collateral to support the trading of many derivative products, which may impact trading volumes for the affected derivatives.

Derivatives may be exchange-traded or traded in the OTC market. Exchange-traded derivatives, including “options” and “futures,” are highly commoditized instruments featuring standardized terms, including delivery places and dates, volume, technical specifications, and trading and credit procedures. Exchange-traded derivatives are generally cleared through a CCP. Wholesale brokers, like us, match exchange-traded derivatives as OTC transactions and the trades are then either exchanged for exchange-traded instruments, such as a futures contract, or “given up” to an exchange, other third-party CCP or futures clearing merchant (“FCM”) for clearing.  In cases where cleared swaps are converted to futures contracts by the CCP, we arrange trades off-exchange that meet the futures block minimum size requirements and submit the trade to the associated futures exchange as a block trade. We have relationships with FCMs through which we are able to give up our customer’s exchange-traded futures and options for clearing and settlement. On a limited number of our desks focusing on exchange-traded or OTC derivatives, we act as principal and our FCM acts as our clearing agent. In these cases, we are responsible for providing the required collateral and margin payments.

OTC derivatives, on the other hand, are bilateral, privately-negotiated agreements that range from highly customizable derivatives with long maturities structured for a user’s specific needs to very liquid, highly standardized derivatives with shorter maturities. OTC derivatives are generally structured as forwards, swaps or options. A forward is an agreement between two parties to exchange assets or cash flows at a specified future date at a price agreed on the trade date. A swap is an agreement between two parties to exchange cash flows or other assets or liabilities at specified payment dates during the agreed-upon life of the contract. An option is an agreement that gives the buyer the right, but not the obligation, to buy or sell a specified amount of an underlying asset or security at an agreed upon price on, or until, the expiration of the contract. Forwards have many of the same characteristics as exchange-traded futures and options. OTC derivative transactions can be hedged and arbitraged against both cash and related exchange-traded instruments and vice versa. However, a party generally cannot offset a position resulting from an OTC derivative against margin deposits or collateral held by an exchange. Currently, swaps tend to be traded primarily OTC, but are increasingly being cleared by CCPs. In the future, many of these cleared swaps in the U.S. will be required to be executed on an exchange or through a SEF.   Other cleared swaps may be converted into futures contracts and be required to be listed solely on a registered futures exchange.

OTC derivatives provide investors and corporations with a wide variety of structures to address specific risk mitigation and trading strategies. In its 2012 annual survey, Risk magazine identified 101 derivative categories across interest rates, foreign exchange, fixed income and equity derivatives. As a result, corporations and other investors are able to offset unique types of business risks that cannot be mitigated using standardized, exchange-traded derivatives. Indeed, while many large corporations hedge some risks using the relatively limited set of exchange-traded derivatives, such as futures, they often rely on the wide range of customizable OTC derivatives to hedge those risks for which there is no close match available on organized exchanges. Such specific hedging also allows such end users to satisfy hedge accounting requirements.

The number of different derivative instruments has historically grown as companies and financial institutions have developed new and innovative derivative instruments to meet industry demands for sophisticated risk management and complex financial arbitrage. Novel derivative instruments often have distinct terms and little or no trading history with which to estimate a price. Markets for new derivative instruments therefore require reliable market data, market intelligence and pricing tools, as well as the services of highly skilled and well-informed brokers.

The OTC derivatives markets are currently far larger than the exchange-traded derivatives markets. According to a recent report from the Bank for International Settlements (the “BIS”), OTC derivatives accounted for approximately 91% of the total outstanding global derivatives transactions, as of June 2012 (as measured by notional amount), with the remainder being exchange-traded derivatives. OTC derivatives markets generally feature lower and more episodic liquidity than exchange-traded derivatives markets. In these large, variably liquid OTC derivatives markets, wholesale brokers provide an essential service of liquidity aggregation and anonymous, efficient execution.

Recent Derivative Market Developments

According to BIS, the size of the global OTC derivative markets, as measured by notional amounts outstanding, was $638.9 trillion as of June 30, 2012, the latest period reported, compared to $647.8 trillion and $706.9 trillion as of December 31, 2011 and June 30, 2011, respectively. The size of the global OTC derivatives markets as of June 30, 2012 decreased by $8.9 trillion, or 1.4%, and $68.0 trillion, or 9.6%, when compared to the notional amounts outstanding as of December 31, 2011 and June 30, 2011, respectively.

The International Swaps and Derivatives Association (“ISDA”) produced a market analysis report from 2007 through June 2012 based on the above BIS figures, reducing notional outstanding to include one side of two-sided cleared transactions and excluding foreign exchange contract volumes.  Foreign exchange contracts typically reach maturity within a few months while other OTC derivatives mature over a longer period of time.  The ISDA report also quantified the effect of compression, which involves the tearing up of matched trades or trades that do not contribute risk to a dealer’s portfolio, on the size of the OTC derivatives market.  The adjusted notional amount outstanding of $416.9 trillion as of June 30, 2012 indicates increased clearing and compression of OTC derivatives resulting, in part, in the $23.2 trillion, or 5.3%, decline in the total notional amounts outstanding when compared to December 31, 2011 and the $73.7 trillion, or 15%, decline when compared to June 30, 2011.  ISDA believes that the adjusted numbers provide better insight into underlying market activity and trends by showing the impact of clearing, netting, compression and collateral on notional amounts outstanding in the OTC derivatives market.

In the interest rate derivatives market, adjusted notional amounts outstanding decreased to $341.2 trillion as of June 30, 2012 as compared to $362.4 trillion and $405.1 trillion as of December 31, 2011 and June 30, 2011, respectively. This was a decrease of $21.2 trillion, or 5.9%, and $63.9 trillion, or 15.8%, when compared to December 31, 2011 and June 30, 2011, respectively.  The decline in adjusted notional amounts outstanding was attributed to the effects of compression and lower interest rate derivative activity.  ISDA estimates that 54.2% of adjusted interest rate swap volumes were centrally cleared as of June 30, 2012, up from 21.3% as of December 31, 2007.  ISDA estimates that 43.2% of forward rate agreements were centrally cleared as of June 30, 2012, up from 0.0% at December 31, 2010.

In the credit default swaps market, adjusted notional amounts outstanding decreased by $1.6 trillion, or 6.2%, to $24.3 trillion from $25.9 trillion as of December 31, 2011, the lowest reported level since 2006 due to the substantial effects of compression and lower credit derivative activity.  ISDA estimates that 10.7% of credit default swaps were centrally cleared as of June 30, 2012, up from 7.9% as of December 31, 2010.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act was intended to reduce the risk of future financial crises and has resulted in major changes to the United States financial regulatory system.

The Dodd-Frank Act will significantly alter the way we operate portions of our OTC business in the United States. The Dodd-Frank Act gives the Commodity Futures Trading Commission (“CFTC”) and SEC expansive authority over much of the OTC derivatives markets and market participants, and provides the Federal Reserve Board with authority over systemically important financial entities. Through extensive rulemaking authority granted under the Dodd-Frank Act, the CFTC and SEC will create a comprehensive new regulatory regime governing many OTC derivative markets and market participants, including much of our OTC markets and customers. Key derivatives market provisions under the Dodd-Frank Act include:

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

•                  establishing a comprehensive framework for the registration and regulation of, including the imposition of capital requirements on, dealers and “major” non-dealer market participants under new categories of regulated entities known as swap dealers and major swap participants;

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

The SEC’s regulations will apply to security-based swaps, such as single name credit default swaps, certain equity swaps and total return swaps referencing a single security or loan. The CFTC’s regulations will apply to non-security based swaps, such as interest rate swaps, commodity swaps and swaps based on broad-based credit and equity indices.

The CFTC’s and SEC’s proposed rules relating to SEFs would require, among other things, that to maintain registration as a SEF, an entity would be obligated to comply with certain enumerated core principles. These principles generally relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. In addition, we believe that SEFs will be required to maintain certain trading systems that meet the minimum functionality requirements set by the CFTC and SEC for trading in certain OTC derivatives that are required to be cleared.

The Dodd-Frank Act also made changes to the regulatory requirements of our customers, including large market participants such as investment banks and hedge funds. For example, many of our customers had to register as swap dealers or major swap participants. Registration as a swap dealer or major swap participant results in additional regulation for these entities, including greater reporting and recordkeeping requirements, higher capital and margin requirements and higher business conduct standards. They are also required to segregate clients’ or counterparties’ margin in a manner similar to the segregation of futures margin.

In Europe, the European Commission published a formal proposal for OTC derivatives, central clearing parties and trade repositories regulation in September 2010, which is referred to as the European Market Infrastructure Regulation (“EMIR”). EMIR was approved by the European Parliament in February 2012 and proposes central clearing and transparent reporting requirements for OTC derivatives. The proposed rules were issued in September of 2012 and, despite delays, are now expected to be operational during 2013. Additionally, a consultation paper relating to the Markets in Financial Instruments Directive (“MiFID”) was released in December of 2010 focusing on OTC derivatives and areas such as dark pools, high frequency trading and consolidated tape for cash equities. The paper concluded that all trading in derivatives that are eligible for central clearing should trade exclusively on regulated markets, multilateral trading facilities or organized trading facilities. Subject to final rules being adopted, we currently intend to establish and operate an organized trading facility.

In the fourth quarter of 2011, the European Commission published a draft revised Markets in Financial Instruments Directive (“MiFID II”) and related draft Regulations (“MiFIR”) that, if adopted, will revise and replace MiFID. The MiFID II proposals will migrate the European regulatory landscape from a principles’ based system to a rule based system and extends the MiFID framework to additional asset classes and markets. These draft proposals are now subject to approval by the European Parliament and individual member states. Similar to the United States regulations, until such regulations are finalized, it is difficult to predict how our business will be specifically impacted. For additional discussion of the risks relating to these new regulatory changes, see “Item 1A—Risk Factors—Broad changes in laws or regulations or in the application of such laws and regulations may have an adverse effect on our ability to conduct our business.”

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

Increased Centralized Clearing of OTC Derivatives.  Increased clearing of certain OTC derivatives has been a focal point in both the U.S. and Europe under new legislation as governments, regulators and market participants seek to improve global financial markets. International governments and regulators have pushed for the centralized clearing of credit derivatives and several exchanges and industry utilities have launched clearinghouses and platforms to clear certain credit, interest rate and foreign exchange derivative products. We were a leader in initiatives to launch clearing of credit derivatives and believe that the increased central clearing of credit and other OTC derivatives products that we specialize in will be an important driver of future volume growth.

Demand for Superior Execution.  Sophisticated market participants around the world require efficient and effective execution of transactions in increasingly complex financial markets. We believe that in certain highly liquid markets for cash products, such as corporate fixed income and equities, the services of wholesale brokers are needed to achieve best execution, especially for larger transactions that may be privately negotiated. Wholesale brokers can source liquidity from other market participants or assess which competing markets, market makers, or electronic communications networks offer the most favorable terms of execution and efficiently transact large positions with minimal price movement. In addition, we believe that wholesale brokers, such as us, who provide hybrid brokerage services, are better positioned to meet the particular needs in the broad range of markets in which we operate than competitors that do not offer this combination of voice and electronic services. In the wake of the global financial crisis and the adoption of the Dodd-Frank Act and European legislation, intermediated execution generally will be mandatory for clearable swaps transactions, which we believe will lead to increased demand for superior hybrid electronic execution facilities in certain wholesale derivatives markets that traditionally have under-utilized such systems. Accordingly, we believe that there will be an increased need for our trade support technology, including our hybrid brokerage systems and Trayport GlobalVisionSM products.

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

Greater Importance of Product Expertise.  Wholesale brokers provide important price discovery and liquidity aggregation services in both liquid and illiquid markets. The presence of a broker provides customers with market intelligence, enhanced liquidity and, ultimately, improved pricing and execution. Wholesale brokers that execute a higher volume of trades of a particular financial product and have access to more market participants are better positioned to provide valuable pricing information, and can offer superior market data and analytics tools, than brokers who less frequently serve that market. In less commoditized financial markets, including markets for novel and complex financial instruments where liquidity is intermittent, market leadership becomes more important because reliable pricing information is difficult to obtain. Market participants in these less liquid markets utilize the services of leading wholesale brokers in order to gain access to the best bids and offers for a particular product. As a wholesale broker with high volumes of bids and offers in specialized markets and access to technology that tracks such market data against activity in correlated markets, we are well-positioned to meet the needs of professional market participants for analytical insight, price discovery, and product expertise.

Increasing Benefits of Automated Trade Processing.  The combination of hybrid execution with STP has significantly improved confirmation and settlement processes, resulting in cost savings for customers. Following the adoption of the Dodd-Frank Act, we expect to see continued demand in the markets for wholesale brokers or SEFs that have the ability to couple superior execution with automated trade reporting, confirmation and processing services.

Need for Expertise in the Development of New Markets.  In order to better support their clients’ evolving investment and risk management strategies, our dealer customers create new products, including new derivative instruments. Dealers also modify their trading techniques in order to better support their clients’ needs, such as by integrating the trading of derivative instruments with the trading of related underlying or correlated financial assets, indices or other investments. We believe the markets for these new products and trading techniques create an opportunity for those wholesale brokers, such as us, who, through market knowledge and extensive client relationships, are able to identify these new product opportunities and to focus their brokerage services appropriately.

Continuing Globalization of Financial Markets.  The continuing globalization of trading is expected to propel long-term growth in trading volumes in a wide array of financial and commodity products across the globe. We believe that the economic growth of emerging markets in South America, EMEA and Asia will fuel demand for the services of wholesale brokers to foster liquidity in new and emerging markets. We believe that our presence in multiple international financial centers, including the expansion of our services in South America, EMEA, and Asia, positions us to capitalize on such demand.   There are certain risks attendant to foreign operations.  For detailed discussion of the risks, see “Item1A—Risk Factors—If we are unable to manage the risks of international operations effectively, our business could be adversely affected.”

Increased Demand for Trading and Broking Support Services.  Our Kyte subsidiary provides clearing, risk management, settlement and other back office services to professional trading and brokerage groups in listed fixed income, foreign exchange, commodity and equity products. As a result of the regulatory uncertainty relating to large financial institutions and their proprietary trading operations, as well as compensation restrictions for employees of certain banks, some traders and brokers are seeking to start their own companies or hedge funds or otherwise partner with providers of connectivity and support services such as Kyte. We believe that the services offered by Kyte will be in further demand if proposed financial regulations requiring large banks to scale-down, sell or exit their proprietary trading operations are passed and implemented in their current form.

Our Competitive Strengths

We believe that the following principal competitive strengths will enable us to enhance our position as a leading wholesale broker:

Strong Brand and Leading Position in Key Markets.  We believe that over our twenty-five year history, we have successfully created value in several brands that our customers associate with high quality services in the markets on which we focus. Our leadership in multiple markets, such as the markets for certain fixed income and equity derivatives, foreign exchange options and commodity products, has been recognized by rankings in industry publications such as Risk magazine, FX Week, Profit & Loss and Energy Risk magazine. Risk magazine has frequently ranked us as the leading broker in credit derivatives and numerous currency and equity derivative markets. Energy Risk magazine also listed GFI as Commodity Broker of the year in recent years, with top positions in natural gas and metals. In addition, FENICS ProfessionalTM, GFI’s pricing, trading and risk management platform, is a leading analytic and risk management tool in the foreign exchange markets. Our electronic brokerage platforms, CreditMatch®, GFI ForexMatch® and, EnergyMatch®, as well as the Trayport GlobalVisionSM products, are recognized platforms in the markets in which they serve. We believe that, because of our leading market positions, strong brands and differentiated technological capabilities, we are better positioned than many of our competitors to serve the comprehensive needs of our customers in both exchange-traded and OTC markets.

Expertise in Liquidity Formation in Cash and Derivative Markets.  We believe we have expertise in fostering liquidity in markets for complex and innovative financial products where liquidity is harder to achieve and expert brokerage services are therefore more valuable to market participants. We have long sought to anticipate the development and growth of markets for evolving innovative financial products, in which we believe we can move early to foster liquidity, garner a leading market position and enjoy higher commissions. For example, we fostered liquidity in the credit derivative and currency derivative markets in their early stages and have grown our services offerings for these markets through the years. We have also been involved in efforts to improve the transparency and standardization of the credit derivatives market as well as the development of clearing mechanisms for credit derivatives. We have introduced hybrid execution, matching and auction technology to the fixed income and currency derivatives market globally. Similarly, we were an early entrant to the shipping, property and emissions derivatives markets. Recently, we successfully increased our brokerage services for block futures contracts in the North American commodities markets. We believe that our expertise in fostering liquidity in various derivatives markets gives us certain advantages when providing brokerage services in correlated cash markets. While cash products are far more commoditized than the OTC derivatives products for which we are recognized, their trading activity is often correlated to activities in the corresponding derivatives markets, in which we are active intermediaries. The services we provide in the cash markets also allows us to extend the reach of our services to a broader clientele, such as larger institutional investors and hedge funds, that are more active in cash markets than derivatives markets.

Ability to Build and Deploy Technology.  We believe we have a strong ability to develop and deploy sophisticated trade execution and support technology that is tailored to the transactional nuances of each specific market. Depending on the needs of the individual markets, we deploy customized brokerage systems that leverage our range of electronic and voice execution services, which we refer to as “hybrid brokerage.” For example, our customers in certain of our more complex, less commoditized markets may choose between utilizing our CreditMatch®, GFI ForexMatch® or EnergyMatch® electronic brokerage platforms to trade a range of fixed income derivatives, foreign exchange options, energy derivatives and emission allowances entirely on screen or execute the same transaction through instant messaging devices or over the telephone with our brokers.

Our Trayport subsidiary supports OTC and exchange-traded markets and is a market leader in providing electronic trading software to the European energy markets. Its primary revenue source comes from trading firms desiring a single, electronic access point for all of their energy trading requirements, both OTC and exchange-traded. Trayport software also supports brokers in their electronic market operations, as well as their electronic distribution of prices to trading clients. Trayport also provides trading system technology to exchanges and clearing houses that offer connectivity to trading communities across a range of markets, including commodities, equities (cash, derivatives) and fixed income. Trayport technology accommodates electronic trading, information sharing, STP capabilities and clearing links.

We have internally built or purchased most of our core trade execution and support technology. We believe that this distinguishes us from our competitors as we are not overly beholden to the licensing rights of third party vendors and can tailor our technology offerings to serve the unique needs of our diverse product markets and customers.

Quality Data and Analytics Products.  We are one of the few wholesale brokers that offer a broad array of data and analytics products to participants in the complex financial markets in which we specialize. Our data products are derived from the historical trade data compiled from our brokerage services in our key markets. Our analytics products benefit from the reputation of the Fenics® brand for reliability, ease of use and independence from any large dealer. Our Fenics® tools are used, not only by our traditional brokerage customers, but also by their customers, such as national and regional financial institutions and large corporations worldwide. In addition, GFI Trader (formerly Fenics® Trader) allows users to have electronic access to tradable prices for currency derivatives provided by a group of global dealers using “request for quote” technology.

Clearing and Settlement Services.  Through our Kyte subsidiary, which is a member of a number of leading exchanges, we provide clearing, risk management, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. The provision of these services allows us to broaden our customer base and further diversify our revenue stream.

Experienced Senior Management, Skilled Brokers and Technology Developers.  We have a senior management team that is experienced in identifying and developing brokerage markets for evolving, innovative financial instruments. Our founder and executive chairman, Michael Gooch, has over 30 years of experience in the brokerage industry. Our chief executive officer, Colin Heffron, has been with our company since 1988 and, prior to becoming our president, was instrumental in developing a number of brokerage desks and leading the growth of our European operations. Reporting to them is an experienced management team that includes senior market specialists in each of our product categories. We also employed over 1,000 skilled and specialized brokers as of December 31, 2012, many of whom have extensive product and industry experience. In addition, our in-house technology developers are experienced at developing electronic brokerage platforms and commercial grade software that are tailored to the needs of certain select markets in which we focus. Our brokers utilize this technology and market information to provide their customers with enhanced services, such as electronic matching sessions and option pricing software. We believe that the combination of our experienced senior management, skilled brokers and technology developers gives us a competitive advantage in executing our business strategy.

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

Maintain and Enhance our Leading Positions in Key Markets.  We plan to continue building upon the leading market share and brand recognition that we have developed for a range of OTC derivative instruments and underlying cash securities in fixed income, financial, equity and commodity markets. We will continue deploying our specialized brokers and proprietary trading technology and systems in markets where liquidity is harder to achieve and our unique brokerage services and systems are therefore more valuable to dealers and professional traders. Building on our strength in executing OTC derivative products, we plan to continue to build our brokerage capabilities in exchange-traded derivatives, corporate bond and equity markets that have correlations to the underlying derivative markets in which we are well recognized. We also intend to continue offering our quality brand data and analytics products in certain select markets requiring reliable decision support tools. Through these means, we seek to enhance our strong reputation and long-standing relationships in existing markets, while offering additional services and serving new customers in increasingly global financial and commodities markets.

Leverage Technology and Infrastructure to Gain Market Share and Improve Margins.  We intend to continue to develop and deploy technology, including proprietary electronic brokerage platforms, to further enhance broker productivity, increase customer and broker loyalty and improve our competitive position and market share. We intend to continue to pursue technological innovations, such as state of the art electronic brokerage platforms, to improve our brokers’ productivity and increase our market share in key products. During 2012, we continued to see substantial use of our CreditMatch®

electronic brokerage platform in Europe and North America in both credit derivatives and cash bonds. GFI ForexMatch®, an electronic brokerage platform for foreign exchange products that is integrated with our Fenics® trader tools, has seen increased usage in emerging market products, particularly in Latin American and Eastern European products. We provide our EnergyMatch® system to certain natural gas and electric power markets in Europe and North America. We believe that there will be increased demand for our hybrid electronic brokerage platforms in many of our existing wholesale derivatives markets following the implementation of the Dodd-Frank Act. We believe that as the usage of these systems becomes more widespread, we will be able to gain increased market share. We also plan to continue to install proprietary application programming interfaces (“APIs”) and STP connections with our customers’ settlement, risk management and compliance operations, in order to better serve their needs and to provide us with additional opportunities to increase our revenues.

Continue to Identify and Develop New Products and High-growth Markets.  Our brokerage personnel headcount as of December 31, 2012 was 1,188. We plan to continue our practice of developing new brokerage desks through the strategic redeployment of experienced brokers from established brokerage desks and through the selective hiring of new brokers. Individual brokerage desks are separately tracked and monitored in an effort to drive performance. We will continue to focus on identifying growth markets where liquidity is more valuable, thereby yielding early-mover opportunities. At the same time, we plan to continue to develop our capabilities in selected cash equities and fixed income products where we can leverage our expertise in the related derivative products and long-standing relationships with the world’s largest financial institutions. We also intend to continue to expand our presence globally in markets where we believe there are opportunities to increase our revenues. As part of this effort, we have grown our operations in recent years in a number of locations in South America and Europe.

Align our Business with the Goals of New Regulations.  Recent U.S. and European legislation, as well as pending legislative and regulatory proposals, for OTC derivatives require, among other things, greater use of clearing facilities, transaction reporting, greater price transparency and mandatory execution of transactions by regulated intermediaries. Our business benefited from the introduction of clearing in the United States energy markets in the mid-2000s and we have long supported greater use of clearing for credit derivatives. We believe that increased use of clearing will bring new entrants into our markets and ultimately increase trading volumes. Similarly, we have worked with major industry participants to develop transaction confirmation and reporting protocols that will be utilized in enhanced regulatory trade warehousing. Although we already operate hybrid brokerage systems that we believe will be able to meet the new regulatory requirements to operate as a SEF in the United States, we intend to continue to invest in those areas of our business that will serve the goals of expected regulation, including increased market transparency.

Continue to Pursue New Customers and Diverse Revenue Opportunities.  We offer our products and services in a diverse range of financial markets and geographic regions and to hundreds of institutional customers. We have been successful in expanding our wholesale brokerage customer base through new product offerings and the implementation of our proprietary technology. At the end of 2012, approximately 55% of our total revenues came from our traditional dealer bank customers. In cash markets for corporate fixed income and equities, as well as in certain energy and commodities markets, we are increasingly providing brokerage services to a broader range of customers than our traditional clientele of large primary dealers. Our data, analytics and software products and clearing services are already purchased by a broad range of customers outside of the dealer community. We intend to increase the diversity of our customer base by expanding our services to the wider professional trader community in order to lessen the impact of a downturn in any particular market or geographic region on us. We also intend to maintain the geographic diversity of our revenues. On a geographic basis, approximately 61% of our total revenues for the year ended December 31, 2012 were generated by our EMEA operations, 30% were generated by our Americas operations and 9% were generated by our operations in the Asia-Pacific region. Additionally, for the year ended December 31, 2012, no one customer accounted for more than 10% of our total revenues from all products, services and regions, and our largest brokerage desk accounted for approximately 3% of total brokerage revenues.

Strategically Expand our Operations and Customer Base through Business Acquisitions and Investments.  Historically, the wholesale brokerage industry was fragmented and concentrated mainly on specific country or regional marketplaces and discrete product sets, such as foreign exchange or energy products. The industry was also predominantly focused on executing trades between large dealer banks and securities houses. Over time, however, the wholesale brokerage industry has experienced increasing consolidation as larger wholesale brokers have sought to enhance their global brokerage services and offset customer commission pressure in maturing product categories by acquiring smaller competitors that specialized in specific product markets. At the same time, inter-dealer brokers have expanded their customer base within the wholesale universe to include hedge funds, corporations and asset managers. In addition, several wholesale brokers, such as us, have acquired technology-focused companies which enhance brokerage execution and pre- and post- trade analysis and processing. We plan to continue to selectively seek opportunities to grow our customer base, further our operational and technological depth and breadth and to grow our business in new and existing product areas through the acquisition of complementary businesses.

Continue to Generate Cash and Return Value to Shareholders.  Our brokerage, software, analytics and market data businesses have generated significant operating cash flows that have allowed us to invest in software development, open new brokerage or trading desks and otherwise re-position our business to suit current and future market conditions. At the same time, we have been able to provide our shareholders with a consistent quarterly dividend stream since 2008. Despite the recent global financial crisis, over the past four years, we generated in excess of $263 million of positive cash flow from operations and paid in excess of $131 million of dividends to our shareholders. We believe that our cash flows also benefit from the significant amount of matched principal transactions we broker for cash products. Matched principal transactions generally settle within three days and we receive our commission much sooner than we do when we execute a trade on an agency basis. We intend to continue to invest in businesses that generate operating cash flows and to use these cash flows to continue to return value to our shareholders.

Overview of Our Products and Services

Our global brokerage operations focus on a wide variety of fixed income, financial, equity and commodity instruments, including both cash and derivative products. Within these markets we have been successful, historically, in serving the more complex, less commoditized markets for sophisticated financial instruments, primarily OTC derivatives. As the trading strategies of market participants continue to evolve and diversify, and the OTC derivatives, futures contracts and cash markets continue to converge, wholesale brokers like us can bridge the gap between these markets and offer services in a number of related markets.

We support and enhance our brokerage operations by providing clearing and risk management services, trading system software, analytics and market data products to our customers. We also provide our customers with STP links and electronic connections with exchanges and clearing firms where applicable.

We provide brokerage services to our customers by executing transactions on either an agency or principal basis. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all material terms of a transaction are agreed upon, we identify the buyer and seller to each other and/or give up their names to a CCP and they then settle the trade directly or with the CCP. Commissions charged to our customers in agency transactions vary across the products for which we provide brokerage services.

We generate revenue from principal transactions on the spread between the buy and sell price of the security that is brokered or from an agreed commission rate that is built into the pricing of the instrument. Our principal transactions revenue is primarily derived from matched principal transactions. In matched principal transactions, we act as a “middleman” by serving as the counterparty on one side of a customer trade and entering into an offsetting trade with another party relatively quickly (often within minutes and generally on the same trading day). These transactions are then settled through clearing institutions with which we have a contractual relationship. Because the buyer and seller each transact through us rather than with each other, the parties are able to maintain their anonymity.

We generally do not take unmatched positions for our own account or gain, but may do so in response to customer demand, primarily to facilitate the execution of existing customer orders or in anticipation that future customer orders will become available to fill the other side of the transaction. Although the significant majority of our principal trading is done on a “matched principal” basis, we have authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or, in limited cases, to engage in principal trading for our own account. For more information on these limits, see “Item 7A Quantitative and Qualitative Disclosure About Market Risk—Market Risk.” Most of our principal transactions are executed in the OTC cash trading markets, such as the fixed income and equity markets, or in certain listed derivative markets.

Fixed Income Products.  We provide brokerage services in a variety of fixed income derivatives, bond instruments and other related fixed income products. Our offices in New York, London, Sydney, Hong Kong, and Singapore each provide brokerage services in a broad range of fixed income derivative products that may include single-entity credit default swaps, emerging market credit default swaps, credit indices, options on single-entity credit default swaps, options on credit indices and credit index tranches. We also provide brokerage services in a range of non-derivative credit instruments, such as investment grade corporate bonds, high yield corporate bonds, emerging market Eurobonds, European government bonds, bank capital preferred shares, asset-backed bonds and floating rate notes. We largely provide our services for these non-derivative fixed income products out of our New York, London, Paris, Singapore and Hong Kong offices.  We also broker government bonds and corporate bonds from our Santiago, Bogota, and Manila offices, while government bonds are also brokered out of our Buenos Aires and Lima offices.

We support our fixed income product execution services with CreditMatch®, our electronic brokerage platform that provides trading, trade processing and STP functionality to our customers. Consistent with our hybrid brokerage model, customers may choose between utilizing CreditMatch® to trade certain credit derivative products entirely via an electronic platform or executing the same transaction over the telephone, or via other messaging mediums, with our brokers. In Europe, our customers consistently use CreditMatch® when using our services to trade certain credit derivative and bond products. Our customers in the Americas and Asia are also increasing their use of the matching sessions on CreditMatch® for the pricing and execution of certain credit derivative and bond products.

We hold an economic interest in ICE Trust, a clearinghouse for derivative instruments formed as a result of IntercontinentalExchange Inc.’s (“ICE”)  March 2009 purchase of The Clearing Corporation, a company in which we were a minority shareholder. In March 2009, ICE Trust became the first clearinghouse to clear credit derivatives. We believe that our hybrid electronic brokerage systems and STP capabilities will complement the movement to greater automation and centralized clearing in the OTC credit derivatives markets. Ultimately, we believe that centralized clearing may expand the market for OTC derivative products through added settlement efficiency and reliability.

Through Christopher Street Capital, a division of GFI Securities Limited in the UK, we offer traditional brokerage services to a broad range of customers in the cash bond markets, including investment grade and cross-over corporate debt, distressed debt, agencies, high yield debt, and asset backed securities.

Kyte Capital Management Limited provides capital to start-up trading groups that undertake proprietary trading, market making and liquidity provider services for futures and options on the major U.S., European and Asian exchanges.

Financial Products.  We provide brokerage services in a range of financial instruments, including foreign exchange options, exotic options, non-U.S. Dollar interest rate swaps and options, repurchase agreements, forward and non-deliverable forward contracts, inflation derivatives, and certain government and municipal bond options. Exotic options include non-standard options on baskets of foreign currencies. Non-deliverable forward contracts are forward contracts that settle in cash and do not require physical delivery of the underlying asset.

We offer telephone brokerage services in our New York, London, Hong Kong, Singapore, Sydney, Santiago, Bogota, Buenos Aires, Lima, and Nyon offices, augmented in select markets with our GFI ForexMatch® brokerage platform. We also offer a STP capability that automatically reports completed telephone and electronic transactions directly to our customers’ position-keeping systems and provides position updates for currency option trades executed through our brokerage desks globally.

Our New York office focuses on providing brokerage services for foreign exchange option trading among the U.S. Dollar, the Japanese Yen and the Euro, which are referred to as the G3 currencies, as well as the Canadian Dollar and emerging market foreign exchange options, forward contracts and non-deliverable forward contracts and non-U.S. Dollar interest rate swaps. Our New York office also offers bond options, swap options and corporate and emerging market repo brokerage services. Our London office also covers foreign exchange option trading in the G3 currencies along with nearly all European cross currencies, including the Russian Ruble and Eastern European currencies, for which we provide brokerage services for forwards and non-deliverable forwards. In addition, our London office provides brokerage services for cross currency basis swaps, and non-US Dollar interest rate swaps and options. Our brokers in Singapore, Hong Kong and Seoul provide brokerage services for foreign exchange currency options, non-deliverable forwards and non-U.S. Dollar interest rate swaps for regional and G3 currencies. Our offices in Santiago, Bogota, Buenos Aires, and Lima focus on local foreign exchange products, interest rate swaps and government bonds, while our Dubai office focuses on Islamic finance products.

In 2011, we opened an office in Nyon, Switzerland that focuses on the brokering of emerging market products, including foreign exchange options, forward rate agreements, basis swaps, interest rate swaps and government bonds in CE3 currencies (Czech Koruna, Polish Zloty and Hungarian Forint), South African Rand and Turkish Lira.  Our brokers in our Nyon office are supported by matching sessions run on our GFI ForexMatch® and CreditMatch® brokerage platform.

Equity Products.  We provide brokerage services in a range of cash-based and derivative equity products, including U.S. domestic equity and international equity stocks, Global Depositary Receipts (“GDRs”), American Depositary Receipts (“ADRs”) and equity derivatives based on indices, stocks or customized stock structures.

We offer voice broker assisted equity execution services from our brokerage desks in New York, London, Dublin, Paris, Tel Aviv, Hong Kong, and Sydney and, where appropriate, they are augmented with electronic and algorithmic trading capabilities. Through our various offices, we broker trades in the OTC market, as well as for certain exchange-traded securities and derivatives.

Our New York office provides brokerage services in cash equities, single stock options, index options, sector options, equity default swaps, variance swaps, total return swaps, convertible bonds and ADRs. Our London office provides brokerage services in equity index options, single stock options, GDRs, Pan-European equities, Japanese equity derivatives and structured equities. Our Paris office provides brokerage in Pan-European equities, structured equities, single stock and equity index options and financial futures. Our Hong Kong office provide a varying degree of brokerage services in equity index and single stock options, while the Hong Kong office also provides brokerage services in ADRs and GDRs. Our Dublin and Tel Aviv offices broker primarily Pan-European and international equities.

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

Kyte Capital Management Limited provides capital to start-up trading groups that undertake proprietary trading, market making and liquidity provider services for equity futures and options on the major U.S., European and Asian exchanges.

Commodity Products.  We provide brokerage services in a wide range of cash-based and derivative commodity and energy products, including oil, natural gas, biofuel, electricity, wet and dry freight derivatives, dry physical freight, precious metals, coal, property derivatives, emissions, ethanol and soft commodities.

We offer telephonic brokerage supported by electronic platforms and post-trade STP and confirmation services in certain markets. Our Trayport subsidiary is a leading provider of electronic trading software and services to the European OTC energy markets, including electricity, natural gas, coal, emissions and freight. Trayport’s GlobalVisionSM platform accommodates electronic trading, information sharing, STP capabilities in commodity and financial instruments and clearing links to NOS Clearing ASA, LCH Clearnet, CME ClearPort, European Commodity Clearing (“ECCO”), Mercado Español de Futuros Financieros (“MEFF”), and the Singapore Exchange (“SGX”). In London, our telephonic brokerage capabilities are augmented with electronic brokerage capabilities licensed by our wholly-owned subsidiary, Trayport. In North America, we offer EnergyMatch®, an electronic brokerage platform for trading energy derivatives which is currently used in varying degrees in certain electricity, natural gas and emissions markets. We intend to continue to expand this platform to other energy markets. Through EnergyMatch®, we offer STP capabilities and clearing links to CME ClearPort and other third party clearing providers.

From our New York area offices, we provide brokerage services in natural gas, oil and petroleum products, electricity, ethanol and soft and agricultural commodities. Through our Amerex subsidiary based in Sugar Land, Texas, we provide brokerage services in natural gas, electricity, environmental commodities and retail energy management. Our London office provides commodity product brokerage services in many European national markets, including for electricity, coal, emissions and gas. The London office also provides brokerage services in property derivatives, dry and wet freight derivatives and dry physical freight. Our Singapore office brokers dry freight derivatives and dry physical freight. Desks in our New York, London and Sydney offices also provide brokerage services for the global precious metal markets.

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

Software, Analytics and Market Data.  Our Trayport subsidiary licenses multi-asset class electronic trading and order management software to brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets. Trayport’s GlobalVisionSM products have an industry leading position in supplying software to the European OTC energy markets, including electric power, natural gas, coal, emissions and freight. Trayport’s primary source of revenue is from recurring license fees charged to trading and brokerage firms that are calculated by the number of active users. Trayport also receives consulting and maintenance fees to “white-label” or customize its products according to customer needs. Trayport’s products provide customers with STP capabilities and clearing links to multiple clearinghouses, including NOS Clearing ASA, LCH Clearnet and CME ClearPort.

Within foreign exchange option markets, our GFI FENICS® division licenses FENICS® Professional, which provides customers with technology to control and monitor the lifecycle of their foreign exchange options trades. Sold on a subscription basis through dedicated sales teams across the globe, FENICS® Professional is a suite of price discovery, price distribution, trading, risk management and STP components. This array of modules permits customers to quickly and accurately price and revalue both vanilla and exotic foreign exchange options using math models and independent market data. Our GFI FENICS® division also provides a service through which users have electronic access to tradable prices for currency derivatives provided by a group of global dealers using “request for quote” technology.

Through our GFI Market Data division, we license market data to third parties in the following product areas: foreign exchange options, credit derivatives, emerging market non-deliverable forwards and interest rate swaps, equity index volatilities, interest rate options and European and North American energy. We make our data available through a number of channels, including streaming data feeds; file transfer protocol downloads, directly from FENICS® Professional and to data vendors, such as Thomson Reuters and Quick, who license our data for distribution to their global users. Revenue from market data products consists of up-front license fees and monthly subscription fees, royalties from third party market data vendors who re-license our data and individual large database sales.  For detailed discussions of our revenue by product category and geographic region, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Customers

As of December 31, 2012, we provided brokerage services, clearing services and data and analytics products to over 2,600 institutional customers, including leading investment and commercial banks, large corporations, asset managers, insurance companies, hedge funds and proprietary trading firms. Notwithstanding our large number of customers, we primarily serve the wholesale and professional trader community that regularly transact in global capital markets, including many of the world’s money-center banks and wholesale dealers such as Bank of America, Barclays Bank, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS. Despite the importance of these large financial institutions to our brokerage business, no single customer accounted for more than 10% of our total revenues from all products and services globally for the year ended December 31, 2012. Customers using our Fenics branded analytics products and our market data products and services include small and medium sized banks and investment firms, brokerage houses, asset managers, hedge funds, investment analysts and financial advisors. We also license our Trayport trading systems to various financial markets participants, including our major wholesale brokerage competitors, exchanges and trading firms.

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

Our data, analytics and trading software products are actively marketed through dedicated sales and support teams, including at our Trayport subsidiary, that market products to customers globally. As of December 31, 2012, we employed a total of 120 sales, marketing and support professionals.

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

Hybrid Brokerage Platform Technology.  We utilize several sophisticated proprietary electronic brokerage platforms to distribute prices and offer electronic trade execution to our customers. These platforms include our CreditMatch®, GFI ForexMatch® and EnergyMatch® electronic brokerage platforms. Price data is transmitted over these platforms by our proprietary global private network and by third-party providers that connect to the financial community. Our hybrid brokerage platforms and systems operate on a technology platform and network that emphasizes scalability, performance, adaptability and reliability, and that provides our customers with a variety of means to connect to our brokers and brokerage platforms, including dedicated point-to-point data lines, virtual private networks, proprietary application programming interfaces and the Internet. We provide customers with proprietary application programming interfaces (“APIs”) that automate customer order flow and trade matching. These efforts seek to automate large parts of the trade reporting and settlement process via STP, thereby reducing errors, risks and costs traditionally associated with post-trade activities.

Post-Trade Technology.  Our hybrid brokerage platforms automate previously paper- and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost incurred by many of our customers’ back offices and enabling STP. In addition to our own system, confirmation and trade processing is also available through third-party hubs including Markitwire, Reuters RTNS, CME ConfirmHub, EFETnet and direct STP in Financial Information eXchange (FIX) Protocol for various banks. We have electronic connections to most mainstream clearinghouses, including The Depository Trust & Clearing Corporation (through third party clearing firms), Continuous Linked Settlement, Euroclear, Clearstream, LCH Clearnet, Eurex, the CME Group, Inc. (“CME”), Euro CCP, ECC, SGX, MEFF, and European Multilateral Clearing Facility N.V (“EMCF”). We intend to expand the number of clearinghouses to which we connect in the future.

We further provide data communication and STP connections with our customers’ settlement, risk management and compliance operations in order to better serve their needs and to strengthen our relationships with them. STP generally involves the use of technology to automate the processing of financial transactions, from execution to settlement, in order to minimize human error, reduce operational costs and time, and enhance transaction information and reporting.

Risk Management Platforms.  GFI maintains a proprietary electronic risk monitoring system to monitor and mitigate market risks, which provides management with daily credit reports in each of our geographic regions that analyze credit concentration and facilitates the regular monitoring of transactions against key risk indicators. In addition, our Kyte subsidiary maintains proprietary risk management platforms which are used to manage risk associated with its customers. These proprietary risk platforms create risk profile reports using algorithms that calculate real time net position reports using information from exchanges and third-party market data providers, such as Reuters. The systems can calculate the net risk of a customer’s entire portfolio covering a broad range of products, including cash bonds, futures, options, equities and spot FX.

Systems Architecture.  Our systems are implemented as a multi-tier hub and spoke architecture comprised of several components, which provide matching, credit management, market data distribution, position reporting, customer display and customer integration. The network currently operates from concurrent data centers and hub cities throughout the world acting as distribution points for all network customers.

In addition to our own network system, we also receive and distribute secure trading information from customers using the services of multiple, major Internet service providers throughout the world. These connections enable us to offer our products and services via the Internet to our global customers.

Technology Development

We employ a technology development philosophy that emphasizes state-of-the-art technology with cost efficiency in both our electronic brokerage platforms, such as CreditMatch®, GFI ForexMatch® EnergyMatch® and GlobalVisionSM (a product of Trayport®), and our data and analytics products. We take a flexible approach by developing in-house, purchasing or leasing technology products and services and by outsourcing support and maintenance where appropriate to manage our technology expense more effectively. For each market in which we operate, we seek to provide the optimal mix of electronic and telephonic brokerage.

Market Data and Analytics Products Technology.  Our market data and analytics products are developed internally using advanced development methodologies and computer languages. Through years of developing Fenics products, our in-house software development team is experienced in creating simple, intuitive software for use with complex derivative instruments.

Support and Development.  At December 31, 2012, we employed a team of 332 computer, telecommunication, network, database, customer support, quality assurance and software development specialists globally. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our customers and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

Disaster Recovery.  We have contingency plans in place to protect against major carrier failures, disruption in external services (market data and internet service providers), server failures and power outages. All critical services are connected via redundant and diverse circuits and, where possible, we employ site diversity. Production applications are implemented with a primary and back-up server, and all data centers have uninterruptible power source and generator back-up power. Our servers are backed-up daily, and back-up tapes are sent off-site daily. We maintain back-up facilities for our key personnel to relocate to in the event that we were unable to use certain of our primary offices for an extended period of time and we also have a limited number of reserved “seats” available for business continuity use in the event that certain of our other global offices are adversely impacted by an event. We intend to increase the number of our back-up facilities and reserved seats, some of which may be shared with other companies, as part of our business continuity plans.

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

We pursue registration of some of our trademarks in the United States and in other countries. “GFI Group,” “GFInet,” “Fenics,” “CreditMatch,” “GFI ForexMatch,” “EnergyMatch,” “Amerex”, “Starsupply”, “Trayport” and “Kyte” are registered trademarks in either the United States and/or numerous overseas jurisdictions.

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

Inter-dealer Brokers.  Our primary competitors with respect to dealer to dealer, or “inter-dealer”, OTC brokerage services are currently four firms: ICAP Plc, Tullett Prebon Plc, BGC Partners, Inc. (a publicly traded subsidiary of Cantor Fitzgerald) and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. We also compete, to a lesser extent, with several electronic brokerage platforms and a number of smaller, privately held firms or consortia that tend to specialize in niche products or specific geographical areas. The current size of the inter-dealer brokerage market is difficult to estimate as there is little objective external data on the industry and several participants are private companies that do not publicly report revenues. Over the past decade, the industry has been characterized by the consolidation of well-established smaller firms into the four firms mentioned above and ourselves. We believe this consolidation has resulted from a number of factors, including: the consolidation of primary institutional dealer customers; pressure to reduce brokerage commissions, particularly in more commoditized products; greater dealer demand for technological capabilities and the need to leverage relatively fixed administrative and regulatory costs.

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

In time, our business may face growing competition from businesses that provide execution services directed towards non-dealer institutions. Companies such as Bloomberg, TradeWeb and MarketAxess have substantial customer relationships with institutional traders of cash instruments and we believe that they will seek to leverage these relationships to further their business in executing derivatives transactions. We have not traditionally served such non-dealer institutions in certain of the products that we broker. Rather, in such products, we have maintained deep relationships with the swaps dealers who are the primary providers of liquidity to such markets. We intend to continue to skillfully serve the primary providers of liquidity in our markets, while complying with all regulations, including the Dodd-Frank Act, that require us to provide impartial access to broader categories of market participants.

Broker-Dealers.  In brokering certain cash equities and corporate fixed income products, we face competition from traditional cash product broker-dealers that include large, medium and smaller sized financial service firms.

Exchange and Exempt Commercial Markets.  In general, we do not compete directly with the major futures exchanges, such as CME, the Chicago Board Options Exchange, Eurex and Euronext, Liffe, and ICE. These exchanges allow participants to trade standardized futures and options contracts. These contracts, unlike the less commoditized OTC products that we focus on, typically contain more standardized terms, and are typically traded in contracts representing smaller notional amounts. Furthermore, the introduction of such standardized exchange-traded futures and options contracts has, in the past, generally been accompanied by continuing growth in the corresponding OTC derivatives markets. We often cross exchange-traded derivatives as OTC transactions or block futures trades and the trades are then either exchanged for exchange-traded instruments, such as a futures contract, or “given up” for clearing to one of the exchanges mentioned above or a third-party CCP or FCM.

In a growing number of markets and products, however, our hybrid brokerage platforms are competing directly with the execution arms of those same exchanges. Pursuant to the Dodd-Frank Act, futures exchanges are authorized to execute swaps transactions, along with swap execution facilities. Accordingly, we expect that in the near future we will compete to be the primary execution venue for swaps transactions with several futures exchanges, as well as our existing wholesale broker competitors.  Moreover, during 2012, as a result of the impact of the Dodd-Frank reform legislation, which made it more costly to trade swaps and other customized derivatives, derivatives exchanges led a general market move in the U.S. commodities markets toward the use of futures instead of OTC derivatives contracts. This migration to the use of futures contracts instead of swaps allowed participants to avoid new regulations that require companies with a certain level of trading volume to register as swaps dealers and that would have forced many of the swaps to be executed through swap execution facilities and cleared by central clearinghouses.  We are actively preparing to serve the resulting markets that develop as the new regulations are implemented.  For example, subject to the rules and regulations applicable to futures products, we expect to continue to broker all the products that we have customarily brokered as swaps as block futures trades. It is unclear what impact the transition from OTC markets to associated exchange and SEF markets will have on the relevant markets or on the demand for our brokerage and trade execution services in these markets. For further information, see the discussion under “Recent Derivative Market Developments” below and “Item 1A—Risk Factors.”

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

U.S. Regulation and Certain Clearing Arrangements.  In order to conduct our securities related business in the U.S., GFI Securities LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC, and the State of New York, and is regulated by the Financial Industry Regulatory Authority Inc. (“FINRA”). GFI Securities LLC is subject to regulations and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, safekeeping of customers’ funds and securities, capital structure, record keeping, supervision and the conduct of affiliated persons, including directors, officers and employees. GFI Securities LLC also operates CreditMatch®, an electronic brokerage platform that is regulated pursuant to Regulation ATS under the Exchange Act.

In our futures and commodities related activities, our subsidiaries are also subject to the rules of the CFTC, futures exchanges of which they are members and the National Futures Association (“NFA”), a futures self-regulatory organization. GFI Securities LLC, Amerex Brokers LLC and GFI Brokers LLC are each registered as introducing brokers with the NFA and the CFTC. The NFA and CFTC require their members to fulfill certain obligations, including the filing of quarterly and annual financial reports. Failure to fulfill these obligations in a timely manner can result in disciplinary action against the firm. Certain of our subsidiaries also operate electronic brokerage platforms that are exempt from CFTC regulation either as an exempt board of trade (GFI ForexMatch® and Fenics®) or as an exempt commercial market (EnergyMatch®).

The SEC, FINRA, CFTC and various other regulatory agencies within the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. Generally, a broker-dealer’s capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule under the Exchange Act requires that at least a minimum part of a broker-dealer’s assets be maintained in a relatively liquid form.

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

The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm’s liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain capital withdrawals. At December 31, 2012, GFI Securities LLC was, and currently is, in compliance with the net capital rules and had net capital in excess of the minimum requirements.

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

In the United Kingdom, the Financial Services Authority (“FSA”) regulates GFI Securities Limited and certain of our other subsidiaries. These U.K. regulated subsidiaries are also subject to the European-wide Markets in Financial Instruments Directive (“MiFID”). Each of our subsidiaries subject to MiFID has taken the necessary steps in order to comply with these requirements.

As with those U.S. subsidiaries subject to FINRA rules, the ability of our regulated U.K. subsidiaries to pay dividends or make capital distributions may be impaired due to applicable capital requirements. Our regulated U.K. subsidiaries are subject to “consolidated” prudential regulation, in addition to being subject to prudential regulation on a legal entity basis. Consolidated prudential regulation impacts the regulated entity and its parent holding companies in the U.K, including the regulated entity’s ability to pay dividends or distribute capital. We are also subject to the European Union’s Capital Requirements Directive (“CRD”). This directive requires us to have an “Internal Capital Adequacy Assessment Process” as set forth in the CRD, which puts the responsibility on firms subject to the directive to ensure they have adequate capital after considering their risks.

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

GFI Securities Limited’s Dublin branch was established through the exercise of its passport right to open a branch within a European Economic Area state. The establishment of the branch was approved by the FSA and acknowledged by the Irish Financial Services Regulatory Authority (“IFSRA”) in Ireland. The branch is subject to all of the conduct of business rules of the IFSRA and is regulated, in part, by the FSA.

In Paris, a branch of GFI Securities Limited was established through the exercise of its passport right to open a branch in a European Economic Area (“EEA”) state. The establishment of the branch was approved by the FSA and acknowledged by Banque de France in France. The branch is subject to the conduct of business rules of the Autorite Des Marches Financiers (“AMF”) when dealing with resident customers of France and is regulated, in part, by the FSA.

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

In Hong Kong, the Securities and Futures Commission (“SFC”) regulates our subsidiary, GFI (HK) Securities LLC, as a securities broker. The compliance requirements of the SFC include, among other things, net capital requirements (known as the Financial Resources Rule) and stockholders’ equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with GFI (HK) Securities LLC and requires the registration of such persons.

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority (“HKMA”). As part of this registration, GFI (HK) Brokers Ltd. is required to maintain a minimum level of stockholders’ equity.

In Singapore, GFI Group PTE Ltd is subject to the compliance requirements of the Monetary Authority of Singapore (“MAS”), which includes, among other things, a stockholders’ equity requirement.

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

In Colombia, GFI Exchange Colombia S.A. and GFI Securities Colombia S. A. are licensed and regulated by the Superintendencia Financiera de Colombia.

At December 31, 2012, all of our subsidiaries that are subject to foreign net capital rules were, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders’ equity requirements.

Working Capital

For information regarding working capital items, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K.

Employees

As of December 31, 2012, we employed 2,062 employees. Of these employees, 1,188 are brokerage personnel (consisting of 1,002 brokers and 186 trainees and clerks), 332 are technology and telecommunications specialists and 120 comprise our sales, marketing and support professionals. Approximately 34% of our employees are based in the Americas,

52% are based in EMEA and the remaining 14% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be strong and have not experienced any interruption of operations due to labor disagreements.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Competitive Environments.

Economic, political and market factors beyond our control could reduce trading volumes, securities and commodities prices and demand for our brokerage and clearing services, which could harm our business and our profitability.

Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. Our business and the brokerage and financial services industry in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, substantial fluctuations in the volume and price levels of securities, commodities and financial transactions and changes in and uncertainty regarding tax and other laws. In each of the three years in the period ended December 31, 2012, over 75% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of the following factors, among others, may cause a substantial decline in the United States and global financial markets in which we offer our services, resulting in reduced trading volumes. These factors include:

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

•                  the level and volatility of the difference between the yields on corporate securities being traded and those on related benchmark securities (which difference we refer to as credit spreads); and

•                  concerns about terrorism and war;

Declines in the volume of trading in the markets in which we operate generally result in lower revenue from our brokerage and clearing businesses. In addition, although less common, some of our brokerage revenues are determined on the basis of the value of transactions or on credit spreads. Therefore, declines in the value of instruments traded in certain market sectors or the tightening of credit spreads could result in lower revenue for our brokerage business. Our profitability is adversely affected by a decline in revenue because a portion of our costs are fixed. For these reasons, decreases in trading volume or declining prices or credit spreads are likely to have an adverse effect on our business, financial condition or results of operations.

Because competition for the services of highly qualified and skilled brokers is intense, we may not be able to attract and retain the brokers we need to support our business or we may be required to incur additional expenses to do so.

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

We may not be successful in our efforts to recruit and retain highly qualified and skilled brokerage personnel. If we fail to attract new personnel or to retain and motivate our current personnel, or if we incur increased costs associated with attracting and retaining personnel (such as sign-on or guaranteed bonuses to attract new personnel or retain existing personnel), our business, financial condition and results of operations may suffer.

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

To remain competitive, we must continue to enhance and improve the responsiveness, functionality, accessibility and other features of our hybrid brokerage systems, network distribution systems and other technologies and functionalities. The financial services industry is characterized by rapid technological change, changes in use and client requirements and preferences, frequent product and service introductions employing new technologies and the emergence of new and complex regulatory requirements, industry standards and practices that could render our existing practices, technology and systems obsolete. In more liquid markets, development by our competitors of new electronic or hybrid trade execution, STP, affirmation, confirmation or clearing functionalities or products that gain acceptance in the market could give those competitors a “first mover” advantage that may be difficult for us to overcome. Our success will depend, in part, on our ability to:

•                  develop, test and implement hybrid or electronic brokerage systems that meet regulatory and customer requirements, are desired and adopted by our customers and/or increase the productivity of our brokers;

•                  enhance our existing services;

•                  develop or acquire new services and technologies that address the increasingly sophisticated and varied needs of our existing and prospective customers; and

•                  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of proprietary brokerage systems and other technology to support our business entails significant technological, financial and business risks. Changes in existing laws and regulations, including those being proposed and implemented under the Dodd-Frank Act, may require us to develop and maintain new brokerage systems, services or functionalities in order to meet the standards set forth in such regulations or as may be required by regulators, such as the CFTC or SEC. Further, the adoption of new Internet, networking or telecommunications technologies may require us to devote substantial resources to modify, adapt and defend our services. We may not successfully implement new technologies or adapt our hybrid brokerage systems and transaction-processing systems to meet our clients’ requirements or emerging regulatory or industry standards.

We may not be able to respond in a timely manner to changing market conditions or client requirements or successfully defend any challenges to any technology we develop. If we are unable to anticipate and respond to the demand for new services, functionalities, products and technologies on a timely and cost-effective basis, and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could negatively affect our business, financial condition or results of operations.

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

Some of our competitors offer a wider range of services, have broader name recognition, have greater financial, technical, marketing and other resources than we have and have larger client bases than we do. Some of them may be able to respond more quickly to new or evolving opportunities, technologies and client requirements than we can, and may be able to undertake more extensive marketing activities. Our competitors often seek to hire our brokers, which could result in a loss of brokers by us or in increased costs to retain our brokers. In addition to the competitors described above, our large institutional clients may increase the amount of trading they do directly with each other rather than through us, or they may decrease their trading of certain OTC products in favor of exchange-traded products, such as futures contracts. In either case, our revenues could be adversely affected. If we are not able to compete successfully in the future, our business, financial condition and results of operations would be adversely affected.

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

For example, during 2012, derivatives exchanges and other market participants began migrating toward alternatives to swaps that are more widely used, such as futures contracts, and there was a general market move in the U.S. commodities markets towards futures contracts instead of OTC swaps.

The migration of OTC swaps to exchange-traded markets may impact volumes, liquidity and demand for our services in certain markets.

New regulation in the United States and abroad, including the Dodd-Frank Act, has resulted in a convergence of the traditional OTC market and the exchange traded futures market, as certain OTC products are required to and become centrally cleared and traded via an exchange or SEF. As the convergence of the OTC and exchange traded markets continues, the resulting OTC or SEF market for these products may be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. In those cases where an OTC swaps market migrates to an exchange traded futures market, such as what occurred during 2012 in many U.S. commodities markets, our ability to continue to provide brokerage services for the resultant futures markets will be subject to the block-trade and other rules of the applicable exchanges.  If a significant number of the OTC swaps markets in which we provide brokerage services transition to an exchange traded futures market or if the block-trade and other rules of the applicable exchanges are too restrictive, our business could be significantly reduced and our business, financial condition and results of operations could be adversely affected.

Consolidation and layoffs in the banking and financial services industries could materially adversely affect our business, financial condition and results of operations.

In recent years, there has been substantial consolidation and convergence among companies in the banking and financial services industries. Continued consolidation or significant layoffs in the financial services industry could result in a decrease in the number of traders for whom we are able to provide brokerage services, which may reduce our trading volumes. In addition, continued consolidation could lead to the exertion of additional pricing pressure by our customers and our competitors, impacting the commissions we generate from our brokerage services. Following the enactment of the Dodd-Frank Act in the United States, many banks have reduced, spun off or are in the process of spinning off their proprietary trading operations due to the increased regulations, costs and uncertainty involved with such operations. It is not yet clear what affect this will have on our transaction volumes, revenues and business or whether we will be able to successfully compete for the business of any new entities created as a result of these spinoffs.

Further, the recent consolidation among regulated exchanges, and expansion by these firms into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than us. Finally, consolidation among our competitors other than exchange firms could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our business, financial condition and results of operations could be materially adversely affected.

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

Problems experienced by third parties could also affect the markets in which we provide brokerage services. In recent years, an increasing number of financial institutions have reported losses or significant exposures tied to write-downs of mortgage and asset backed securities, government securities, structured credit products and other derivative instruments and investments. As a result, there is an increased risk that one of our clients, counterparties, third-party clearing firms or reference entities whose securities we broker could fail, shut down, file for bankruptcy or be unable to satisfy their obligations under certain derivative contracts. The failure of a significant number of counterparties or a counterparty that holds a significant amount of derivatives exposure, or which has significant financial exposure to, or reliance on, the mortgage, asset backed, sovereign debt or related markets, could have a material adverse effect on the trading volume and liquidity in a particular market for which we provide brokerage services or on the broader financial markets. The occurrence of any of these events or failures by our customers, clearing firms or reference entities could adversely affect our financial condition and results of operations. In addition, in recent years, a significant percentage of our business, directly or indirectly, results from trading activity by hedge funds. Hedge funds typically employ a significant amount of leverage to achieve their results and, in the past, certain hedge funds have had difficulty managing this leverage, which has resulted in market-wide disruptions. During the economic turmoil of the last few years, many hedge funds have significantly decreased their leverage or have gone out of business. If this deleveraging continues or one or more hedge funds that was a significant participant in a derivatives market experiences problems in the future, that derivatives market could be adversely affected and, accordingly, our brokerage revenues in that market will likely decrease.

Our brokerage, clearing and execution business exposes us to certain client and counterparty credit risks.

We generally provide brokerage services to our clients in the form of either agency or matched principal transactions. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all of the material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for our agency brokerage services. In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, as described in further detail in the Risk Factor captioned “The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched principal trades could adversely affect our results of operations and statement of financial condition.” Our clients may default on their obligations to us arising from either agency or principal transactions due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could have a material adverse effect on our financial condition or results of operations.

We also have credit and counterparty risk in certain situations where we provide clearing and execution services. We provide agency clearing services through our relationships with general clearing member firms and/or exchanges. In these instances, our accounts at such institutions are used, in our name, to provide access to clearing services for our customers.  Credit risk arises from the possibility that we may suffer losses due to the failure of our customers or other counterparties to satisfy their financial obligations to us or in a timely manner. We may be materially and adversely affected in the event of a significant default by our customers or counterparties. Credit risks we face include, among others:

•                  exposure to a customer’s inability or unwillingness to meet obligations, including when adverse market movements result in a trading loss and the customer’s posted margin is insufficient to satisfy the deficit. Such margin deficiencies may be caused by a failure to monitor client positions and accurately evaluate risk exposures, which may lead to our failure to require clients to post adequate initial margin or to increase variation margin, as necessary, to keep pace with market movements and subsequent account deficits;

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

Customers and counterparties that owe us money or securities may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Our reputation may be damaged if we are associated with a customer or counterparty that defaults, even if we do not have any direct losses from such an event. For further detail see the Risk Factor captioned “The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched principal trades could adversely affect our results of operations and statement of financial condition.”

We have adopted policies and procedures to identify, monitor and manage our credit risk, in both agency and principal transactions, through reporting and control procedures and by monitoring credit standards applicable to our clients. These policies and procedures, however, may not be fully effective. Some of our risk management methods depend upon the evaluation of information regarding markets, clients or other matters that are publicly available or otherwise accessible by us. That information may not, in all cases, be accurate, complete, up-to-date or properly evaluated. If our policies and procedures are not fully effective or we are not always successful in monitoring or evaluating the credit risks to which we are, or may, be exposed, our financial condition or results of operations could be adversely affected. In addition, our insurance policies are unlikely to provide coverage for these risks.

In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us. We may also be adversely affected if settlement, clearing or payment systems become unavailable, fail or are subject to systemic delays for any reason outside our control.

In certain instances, we may extend credit to our clearing customers for margin requirements, which subjects us to credit risks, and if we are unable to liquidate a customer’s position if the margin collateral becomes insufficient, we may suffer a loss.

In certain instances, we may provide credit for margin requirements to customers; therefore, we are subject to risks inherent in extending credit. Our credit risks include the risk that the value of the collateral we hold could fall below the amount of a customer’s indebtedness. This risk can be amplified in any situation where the market for the underlying instrument is rapidly declining. Agreements with customers that have margin accounts permit us to liquidate their positions in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our risk management policies with respect to margin, we may be unable to liquidate the customers’ positions for various reasons, or at a price sufficient to cover any deficiency in a customer’s account. If we were unable to liquidate a position at a price sufficient to cover any deficiency or if a customer was unable to post additional margin, we could suffer a loss.

Certain of our clearing customers may choose to obtain a direct relationship with a clearing member, an exchange or a clearinghouse as their operations grow, in which case, we would lose the revenues generated by such customers.

We market our clearing services to our existing customers on the strength of our relationship with certain clearing members and exchanges and on our ability to perform related back-office functions at a lower cost than the customers could perform these functions themselves. As our customers’ operations grow, they may consider the option of obtaining a direct relationship with a clearing member, clearinghouse or exchange themselves in an effort to save costs. If our customers choose to obtain their clearing services directly from a clearing member or through other means, we would lose their revenue and our business could be adversely affected.

Risks Related to Our Operations.

We operate in a highly regulated industry and we may face restrictions with respect to the way we conduct certain of our operations.

Our business is subject to increasingly extensive governmental and other regulations and our relationships with our clients may subject us to increasing regulatory scrutiny. These regulations are designed to protect public interests generally rather than our stockholders. The SEC, FINRA, CFTC and other agencies extensively regulate the United States financial services industry, including much of our operations in the United States. Some of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FSA in the United Kingdom, the AMF in France, the SFC in Hong Kong, the MAS in Singapore, the Ministry of Finance and Economy in Korea and the SVS in Chile. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Most aspects of our business are subject to extensive regulation, including:

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

If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registrations with FINRA, withdrawal of our authorizations from the FSA or revocation of our registrations with other similar international agencies to whose regulation we are subject. For example, several of GFI Securities LLC’s equity and corporate bond brokerage desks have experienced issues relating to reporting trades to FINRA on a timely basis, which is required by FINRA rules. This subsidiary has also paid fines for trade reporting in recent years and is currently being reviewed by FINRA for similar issues relating to trade reporting. For more details on recent disciplinary proceedings, see “Item 3—Legal Proceedings.”

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

The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress, in state legislatures and by foreign governments. The government agencies that regulate us continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations and have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. In light of recent conditions in the global financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict which of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

We are also affected by the policies adopted by the Federal Reserve and international central banking authorities, which may directly impact our cost of funds for capital raising and investment activities and may impact the value of financial instruments we hold. In addition, such changes in monetary policy may affect the credit quality of our customers or increase the cost for our customers to trade the products for which we provide brokerage services. Changes in domestic and international monetary policy are beyond our control and are difficult to predict.

Additionally, governments and regulators in both the United States and Europe have called for increased regulation and transparency in the OTC markets. As a result, the Dodd-Frank Act was passed in the United States in July 2010 and regulators in Europe are working to enact similar legislation. For a detailed description of the Dodd-Frank Act, see the Risk Factor captioned “Failure to qualify as a SEF could significantly impact our business, financial condition and results of operations. Even if we qualify as a SEF, we will incur significant additional costs, our revenues may be lower than in the past and our financial condition and results of operations may be adversely affected.”

In September 2010, the European Commission released a draft proposal referred to as the European Market Infrastructure Regulation (“EMIR”) requiring that information on OTC derivative contracts should be reported to trade repositories and be accessible to supervisory authorities, that some transaction and price related information should be made available to all market participants and that standard OTC derivative contracts be cleared through central counterparties (“CCPs”).  The proposed rules were issued in September of 2012 and, despite delays, are expected to be operational during 2013.

It is difficult to predict the effect these new laws and regulations will have on our business, but they may have an adverse effect on our operations or our ability to maintain our position as a provider of execution and brokerage services for many of the OTC products for which we have traditionally acted as an intermediary.

Failure to qualify as a SEF could significantly impact our business, financial condition and results of operations. Even if we qualify as a SEF, we will incur significant additional costs, our revenues may be lower than in the past and our financial condition and results of operations may be adversely affected.

The Dodd-Frank Act created a new type of regulated entity known as a SEF and mandated that certain cleared swaps (subject to an exemption from the clearing requirement) trade on either an exchange or SEF. The list of swaps that will be required to be cleared and therefore executed through a SEF is expected to encompass a vast number of swaps that have been traditionally executed OTC by wholesale brokers such as ourselves. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following rulemaking by the CFTC and SEC and an extended transition period.  Subject to such rulemaking, we currently expect to establish and operate a SEF and a security-based  SEF.

The CFTC and SEC have each issued proposed rules, some of which are now final, relating to the requirements for registering and operating as a SEF. We are in the process of preparing for compliance with these rules. However, certain of these rules are not yet final and are still subject to revision and therefore, the impact of the rules is not able to be predicted. The rules relating to SEFs would require, among other things, that an entity would have to comply with certain core principles to maintain registration as a SEF. These principles generally relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. In addition, SEFs will be required to maintain certain trading systems that meet the minimum functionality requirements set by the CFTC and SEC for trading in certain OTC derivatives that are required to be cleared.

While there continues to be uncertainty about the exact impact of these changes, we do know that the Company will be subject to a more complex regulatory framework, and that there will be significant costs to prepare for and to comply with these ongoing regulatory requirements. We will incur increased legal fees, personnel expenses and other costs as we work to analyze and implement the necessary legal structure for registration. There will also be significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.

In addition, it is not clear at this point what the impact of these rules and regulations will be on the markets in which we currently provide our services. Following the implementation of the Dodd-Frank Act and related rules, the markets for cleared and non-cleared swaps may be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. There may also be a preference of market participants to trade certain swaps on an exchange, rather than a SEF, or to trade standardized derivatives, such as futures, in lieu of swaps.  For example, during 2012, there was a general migration in the U.S. commodities markets towards the use of futures contracts instead of OTC swaps contracts.

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

If we fail to qualify as a SEF under any of these proposed rules, we will be unable to maintain our position as a provider of execution and brokerage services in the markets for many of the OTC products for which we have traditionally acted as an intermediary. This would have a broad impact on our business and could have a material adverse effect on our financial condition and results of operations.

Our regulated subsidiaries are subject to risks associated with net capital requirements, and we may not be able to engage in operations that require significant capital.

Many aspects of our business are subject to significant capital requirements. The SEC, FINRA, FSA and various other domestic and international regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by broker-dealers. In addition, there will be capital requirements for SEFs, which will be regulated by the CFTC and the SEC.

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

We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our net capital requirements, see “Item 1—Business—Regulation” and Note 20 to the Consolidated Financial Statements.

Our risk management policies might not be effective, which could harm our business.

To manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to financial, market, credit, legal, reputational and operational risks. For a description of our risk management approach, see “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.” This risk management function requires, among other things, that we properly record and verify many thousands of transactions and events each day, and that we continuously monitor and evaluate the size and nature of our or our clients’ positions and the associated risks. In light of the high volume of transactions, it is impossible for us to review and assess every single transaction or to monitor at every moment in time our or our customers’ positions and the associated risks.

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

Through our subsidiaries, we provide brokerage services by executing transactions for our clients. A significant number of these transactions are “matched principal transactions” in which we act as a “middleman” by serving as a counterparty to both a buyer and a seller in matching reciprocal back-to-back trades. These transactions, which generally involve cash equities and bonds, are then settled through clearing institutions with which we have a contractual relationship.

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

In the process of executing matched principal transactions, miscommunications and other errors by our clients or us can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as “out trades,” and they create a potential liability for our subsidiary involved in the trade. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is generally to have the unmatched position disposed of promptly (usually on the same day and generally within three days), whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on their number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations. In addition, the use of our electronic brokerage platforms for products that we broker on a matched principal basis, such as CreditMatch®, can present these risks because of the potential for erroneous entries by our clients or brokers coupled with the potential that such errors will not be discovered promptly.

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

Although the significant majority of our principal trading is done on a “matched principal” basis, we have authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for our own account. These principal positions may ultimately be matched against a customer order or through a market intermediary, either in the short term (such as the same trading day) or we may hold these positions for several days or more. The number and size of these transactions may affect our results of operations in a given period and we may also incur losses from these trading activities due to market fluctuations and volatility from quarter to quarter. To the extent that we have long positions in any of those markets, a downturn in the value of those positions could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own (i.e., have short positions) in any of those markets, an upturn in those markets could expose us to significant losses as we attempt to cover our short positions by acquiring assets in a rising market. In addition, in the event that one of our desks enters into principal transactions that exceed their authorized limit and we are unable to dispose of the position promptly, we could suffer losses that could have a material adverse effect on our financial condition or operating results.

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

Our investments in expanding our brokerage and clearing services, hybrid brokerage systems and market data and software businesses may not produce substantial revenue or profit.

We have made, and expect to continue to make, significant investments in our brokerage, clearing, market data and software services, including investments in personnel, technology and infrastructure, in order to pursue new growth opportunities. With respect to our brokerage services and hybrid brokerage systems, we may not receive significant revenue and profit from the development of a new brokerage desk or hybrid brokerage system or the revenue we do receive may not be sufficient to cover the start-up costs of the new desk or the substantial development expenses associated with creating a new hybrid brokerage system. Even when our personnel hires and systems are ultimately successful, there is typically a transition period before these hires or systems become profitable or increase productivity. In some instances, our clients may determine that they do not need or prefer a hybrid brokerage system and the period before the system is successfully developed, introduced and adopted may extend over many months or years. The successful introduction of hybrid brokerage systems in one market or country does not ensure that the same system will be used or favored by clients in similar markets or other countries. Our continued expansion of brokerage personnel and systems to support new growth opportunities results in ongoing transition periods that could adversely affect the levels of our compensation and expense as a percentage of brokerage revenue.

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

With respect to our market data and software businesses, which includes our Trayport and Fenics operations, we may incur substantial development, sales and marketing expenses and expend significant management effort to create a new product or service. Even after incurring these costs, we ultimately may not sell any or sell only small amounts of these products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion and development initiatives, the up-front costs associated with them may exceed the related revenue and reduce our working capital and income.

If we are unable to manage the risks of international operations effectively, our business could be adversely affected.

We provide services and products to clients globally through offices in Europe, the Middle East, Africa, South America and Asia and we may seek to further expand our operations in the future. On a geographic basis, approximately 61% and 59% of our total revenues for the years ended December 31, 2012 and 2011, respectively, were generated by our operations in Europe, the Middle East and Africa (EMEA), 30% and 31%, respectively, were generated by our operations in the Americas, which include operations in South America, and 9% and 10%, respectively, were generated by our operations in the Asia-Pacific region. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

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

Our international operations are also subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. In addition, we are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations, including registration requirements. For example, in Europe, the European Commission published a formal proposal for the regulation of OTC derivatives, central clearing parties and trade repositories in September 2010, which is referred to as the European Market Infrastructure Regulation (“EMIR”). The proposed rules were issued in September of 2012 and are expected to be operational during 2013.  Our compliance with these laws and regulations may be difficult and time consuming and may require significant expenditures and personnel requirements, and our failure to be in compliance would subject us to legal and regulatory liabilities.

We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, established domestic markets, language and cultural differences and economic or political instability.  For example, global markets and economic conditions have been negatively impacted by the ability of certain E.U. member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets. In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of E.U. members.  This has also had an impact on the creditworthiness of customers and counterparties and has and may continue to limit the number of customers we are willing to do business with in this region.  Any of these factors could have a material adverse effect on the success of our international operations or limit our ability to grow our international operations and, consequently, on our business, financial condition and operating results.

We may be exposed to risk from our operations in emerging market countries, including counterparty risks exposure.

Our businesses and operations are increasingly expanding into new regions, including emerging markets, and we expect this trend to continue. We have entered into an increasing number of matched principal transactions with counterparties domiciled in countries in the Middle East, Latin America, Eastern Europe and Asia. Transactions with these counterparties are generally in instruments or contracts of sovereign or corporate issuers located in the same country or region as the counterparty. This exposes us to a higher degree of sovereign or convertibility risk than in more stable or developed countries. In addition, these risks may be correlated risks. A correlated risk arises when the counterparty’s inability to meet its obligations will also correspond to a decline in the value of the instrument traded. In the case of a sovereign convertibility event or outright default, the counterparty to the trade may be unable to pay or transfer payment of an instrument purchased out of the country when the value of the instrument has declined due to the default or convertibility event. Various emerging market countries have experienced severe economic and financial disruptions, including significant devaluations of their currencies, defaults or threatened defaults on sovereign debt, capital and currency exchange controls, and low or negative growth rates in their economies. These conditions could have an adverse impact on our businesses and increased volatility in financial markets generally. Through our risk management procedures, we monitor the creditworthiness of emerging countries and counterparties on an ongoing basis and when the risk of inconvertibility or sovereign default is deemed to be too great, correlated transactions or all transactions may be restricted or suspended. However, there can be no assurance that our procedures will be effective in controlling these risks, which, if not successfully controlled, could result in a loss that could have a material adverse effect on our financial condition and operating results.

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

Many aspects of our business, and the businesses of our clients, involve substantial risks of liability. Dissatisfied clients may make claims regarding quality of trade execution, improperly settled trades or mismanagement against us. We may become subject to these claims as the result of failures or malfunctions of our trading systems or other brokerage services provided by us, and third parties may seek recourse against us. We attempt to limit our liability to our customers through the use of written or “click-through” agreements, but we do not have such agreements with many of our clients. We could incur significant legal expenses defending claims, even those without merit. An adverse resolution of any lawsuit or claim against us could result in our obligation to pay substantial damages.

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

Liquidity is essential to our business and is of particular importance to our trading business. Any perceived liquidity issues may affect our clients’ and counterparties’ willingness to engage in brokerage transactions with us. In addition, our business is dependent upon the availability of adequate regulatory and clearing capital. Clearing capital is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third party clearing organizations in support of our obligations under our contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds, investments from our stockholders and lines of credit made available by commercial banking institutions.

Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our clients, third parties or us. Further, our ability to sell assets to generate liquidity may be impaired if other market participants are seeking to sell similar assets at the same time.

Our ability to raise capital in the long-term or short-term debt capital markets or the equity capital markets has been and could continue to be adversely affected by conditions in the United States and international markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile. In particular, our cost and availability of raising debt capital may be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets, the strength of counterparties and other factors, including the impact of the Dodd-Frank Act and other pending legislation and regulatory proposals, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers in the financial industry. In addition, our credit rating may impact our ability to obtain to raise additional long or short term capital. See the Risk Factor captioned “Our business may be adversely affected by a reduction in our credit ratings” To the extent we need to raise additional capital, including for acquisitions or meeting increased capital requirements arising from growth in our brokerage business, we may not be able to obtain such additional financing on acceptable terms or on a timely basis, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or acquisitions, respond to competitive pressure or meet contractual, regulatory or other unanticipated requirements and as a result, our ability to conduct our business may be materially adversely affected.

Our business may be adversely affected by a reduction in our credit ratings.

There are a number of factors that might contribute to the possibility of having our credit rating downgraded by one or more credit rating agencies, including our profitability and results of operations and the general condition of the economy and the global markets in which we provide our services. In the event of a downgrade of our credit rating by one or more credit rating agencies, our business may be adversely affected.

A reduction in our credit ratings would increase our borrowing costs under the 8.375% Senior Notes we issued in July 2011, which will mature in July 2018 (“8.375% Senior Notes”). In addition, any announcement by a rating agency that our credit rating is being downgraded could have a serious adverse impact on our business and, ultimately, on our operating results and financial condition. Moreover, concerns about our credit ratings may limit our ability to pursue acquisitions and, to the extent we pursue acquisitions that affect our credit ratings, our business may suffer. To avoid placing our credit rating at risk, we may need to limit the growth of our business, or we may even need to reduce our operations or other expenses to improve profitability. A credit-rating downgrade could also compel us to raise additional capital on unfavorable terms, which could result in substantial additional interest or other expenses and lower earnings. If we were forced to raise equity capital, that action could result in substantial dilution to our existing shareholders.

The financial maintenance covenants in our Credit Agreement could limit the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs as a result.

We are party to a credit agreement with Bank of America N.A. and certain other lenders (the “Credit Agreement”).  Pursuant to an amendment to the credit agreement entered into in March 2013, $18.75 million of the lender commitments mature in December 2013 and the remaining $56.25 million of the lender commitments mature in December 2015. Under our Credit Agreement, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. An adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained or, if obtained, would be on terms acceptable to us. A failure to comply with the covenants contained in our Credit Agreement could result in an event of default thereunder or under other agreements, which, if not cured or waived could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our Credit Agreement, the lenders may not be required to lend any additional amounts to us, or could elect to declare all indebtedness outstanding, together with any accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit. Such actions by the lenders could cause cross defaults under our other indebtedness, including the indenture governing our 8.375% Senior Notes.

Risks Related to Owning Our Stock

Jersey Partners has significant voting power and may take actions that may not be in the best interest of our other stockholders.

Jersey Partners Inc. (“JPI”), in which our executive chairman and founder, Michael Gooch, is the controlling shareholder, owns approximately 41% of our outstanding common stock. Our chief executive officer, Colin Heffron, is also a minority shareholder of JPI. As a result, through JPI, Michael Gooch has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Michael Gooch. This concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to our other stockholders, including actions that may be supported by our Board of Directors. The trading price for our common stock could be adversely affected if investors perceive disadvantages to owning our stock as a result of this significant concentration of share ownership.

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and the applicable SEC rules and regulations that require our management to conduct an annual assessment and to report on the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must issue an attestation report addressing the operating effectiveness of the Company’s internal controls over financial reporting.

While our internal controls over financial reporting currently meet all of the standards required by SOX, failure to maintain an effective internal control environment could have a material adverse effect on our business, financial condition and results of operations. We cannot be certain as to our ability to continue to comply with the requirements of SOX. If we are not able to continue to comply with the requirements of SOX in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. In addition, should we identify a material weakness, there can be no assurance that we would be able to remediate such material weakness in a timely manner in future periods. Moreover, if we are unable to assert that our internal control over financial reporting is effective in any future period (or if our auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, and incur significant expenses to restructure our internal controls over financial reporting, which may have a material adverse effect on our Company.

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

As of December 31, 2012, we had registered under the Securities Act of 1933, as amended (the “Securities Act”), an aggregate of 592,064 shares of our common stock which are reserved for issuance upon the exercise of outstanding options under our 2000 and 2002 Stock Option Plans. In addition, as of December 31, 2012, we had registered under the Securities Act an aggregate of 37,400,000 shares of our common stock available for issuance under our 2008 Equity Incentive Plan in connection with existing and new grants of restricted stock units, stock options or similar types of equity compensation awards to our employees. Based on outstanding grants at December 31, 2012, there are 11,200,253 shares of our common stock available for future grants of awards under the 2008 Equity Incentive Plan. These shares can be sold in the public market upon issuance, subject to any vesting requirements and restrictions under the securities laws applicable to resale by affiliates. These sales might impact the liquidity of our common stock and might have a dilutive effect on existing stockholders making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

The determination of the value of goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We are required to test goodwill for impairment annually, or in interim periods if certain events occur indicating that the carrying value may be impaired. We assess potential impairments to intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to goodwill and intangible assets are based on several factors which include: the operational performance of any acquired businesses, management’s current business plans which factor in current market conditions, market capitalization, the trading price of our common stock and trading volumes, as well as other factors. Management uses discounted cash flow analysis in their impairment assessments, which involves the subjective selection and interpretation of data inputs, and given market conditions at the testing date, can include a very limited amount of observable market inputs available in determining the model.

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

Our U.S. operations also lease office space in Los Angeles, Sugar Land (TX) and Iselin (NJ). Our foreign operations lease office space in London, Paris, Nyon, Madrid, Hong Kong, Seoul, Singapore, Manila, Sydney, Cape Town, Santiago, Bogota, Buenos Aires, Lima, Dubai, Dublin and Tel Aviv. We believe our facilities will be adequate for our operations for the next twelve months.  The properties we occupy are used across all of our business segments, as well as for corporate purposes.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Common Stock

On October 5, 2010 we transferred the listing of our common stock from the Nasdaq Global Select Market (“Nasdaq”) to the New York Stock Exchange Euronext (“NYSE Euronext”). Our common stock is traded under the symbol “GFIG,” the same symbol that was used on the Nasdaq since our initial public offering on January 26, 2005. The closing share price for our common stock on February 28, 2013, as reported by NYSE Euronext, was $3.51.

As of February 28, 2013, we had approximately 44 holders of record of our common stock.

Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of our common stock as reported on NYSE Euronext in the first quarter of 2011 through the fourth quarter of 2012.

	Common Stock Price Ranges		Cash Dividend
	High	Low	Declared
Year Ended December 31, 2012
First Quarter	$4.93	$3.64	$0.05
Second Quarter	3.79	2.20	0.05
Third Quarter	3.60	2.69	0.05
Fourth Quarter	3.40	2.38	0.10
Year Ended December 31, 2011
First Quarter	$5.75	$4.40	$0.05
Second Quarter	5.30	4.27	0.05
Third Quarter	4.80	3.68	0.05
Fourth Quarter	4.94	3.64	0.05

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

Performance Graph

The following performance graph shows a comparison, from December 31, 2007 through December 31, 2012, of the cumulative total return for our common stock, the NYSE Composite Index, the Nasdaq Other Financial Index and our peer group. The peer group is comprised of ICAP Plc, Tullet Prebon Plc, Compagnie Financiere Tradition, MarketAxess Holdings Inc., BGC Partners Inc., Deutsche Boerse Group, ICE and the CME Group Inc.

The performance graph assumes that the value of the initial investment in the Company’s common stock, each index and the peer group was $100 on December 31, 2007 and that all dividends have been reinvested. Such returns are based on historical results and are not intended to suggest future performance. The returns of each company within the peer group have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

Purchase of Equity Securities

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended December 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs(d)
October
Stock Repurchase Program(a)	—	$—	—	11,049,885
Employee Transactions(b)	47,928	$3.16	N/A	N/A
November
Stock Repurchase Program(a)	—	$—	—	11,049,885
Employee Transactions(b)	7,940	$2.79	N/A	N/A
December
Stock Repurchase Program(a)	—	$—	—	11,049,885
Employee Transactions(b)	38,212	$3.24	N/A	N/A
Total
Stock Repurchase Program(a)	—	$—	—	11,049,885
Employee Transactions(b)	94,080	$3.16	N/A	N/A
Other Stock Repurchases(c)	993,377	$3.02	N/A	N/A

(a)                                 In August 2007, the Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management. The authorization provides that such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. Any repurchases are also subject to compliance with certain covenants and limits under the Company’s Credit Agreement.

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

(c)                                  In December 2012, the Company and Jersey Partners, Inc. (“JPI”) entered into a stock purchase agreement pursuant to which the Company purchased 993,377 shares of common stock held by JPI at a price of $3.02 per share. JPI is the largest stockholder of GFI and Michael Gooch, GFI’s Executive Chairman is the majority shareholder of JPI. The review and approval of the stock purchase agreement was delegated by the Company’s Board of Directors to its Audit Committee, comprised of solely independent directors, which approved the stock purchase agreement.

(d)                                 Amounts disclosed in this column include the number of RSUs granted by the Company and the number of shares issued upon the exercise of stock options less the number of shares repurchased by the Company on the open market for the current calendar year through December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five years ended December 31, 2012. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the notes thereto contained in Part II-Item 8 in this Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues
Agency commissions	$484,386	$561,026	$534,239	$481,326	$757,310
Principal transactions	211,159	235,580	215,563	270,378	206,669
Total brokerage revenues	695,545	796,606	749,802	751,704	963,979
Clearing services revenues	118,011	112,735	41,878	—	—
Interest income from clearing services	1,964	2,300	671	—	—
Equity in net earnings (losses) of unconsolidated businesses	8,569	10,466	3,974	1,574	(209)
Software, analytics and market data	84,153	73,620	60,637	54,347	51,250
Other income	16,345	19,746	5,640	12,656	274
Total revenues	$924,587	$1,015,473	$862,602	$820,281	$1,015,294
Total interest and transaction-based expenses	137,542	134,702	67,558	30,354	43,420
Revenues, net of interest and transaction-based expenses	787,045	880,771	795,044	789,927	971,874
Expenses
Compensation and employee benefits	546,501	627,368	558,248	583,315	665,973
Other expenses (1)	241,801	253,321	204,993	183,342	222,924
Total other expenses	788,302	880,689	763,241	766,657	888,897
(Loss) income before provision for income taxes	(1,257)	82	31,803	23,270	82,977
Provision for income taxes	8,387	2,647	5,884	6,982	29,871
Net (loss) income before attribution to non-controlling stockholders	(9,644)	(2,565)	25,919	16,288	53,106
Less: Net income attributable to non-controlling interests	309	616	304	—	—
GFI’s net (loss) income	$(9,953)	$(3,181)	$25,615	$16,288	$53,106
Earnings Per Share
Basic (loss) earnings per share available to common stockholders	$(0.09)	$(0.03)	$0.21	$0.14	$0.45
Diluted (loss) earnings per share available to common stockholders	$(0.09)	$(0.03)	$0.20	$0.13	$0.44
Weighted average number of shares outstanding
Basic	116,014,202	118,334,995	120,275,918	118,178,493	117,966,596
Diluted	116,014,202	118,334,995	125,522,128	121,576,767	119,743,693
Dividends declared per share of common stock	$0.25	$0.20	$0.45	$0.20	$0.255

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except headcount data)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$227,441	$245,879	$313,875	$342,379	$342,375
Total assets(2)	1,180,061	1,190,549	1,273,804	954,874	1,088,691
Total debt, including current portion	250,000	250,000	192,446	173,688	223,823
Total stockholders’ equity	425,082	447,212	494,111	487,502	480,363
Selected Statistical Data:
Brokerage personnel headcount(3)	1,188	1,271	1,161	1,082	1,037
Employee headcount	2,062	2,176	1,990	1,768	1,740
Broker productivity for the period(4)	$562	$647	$669	$705	$910
Brokerage Revenues by Geographic Region:
Americas	$274,498	$311,519	$293,344	$325,359	$385,854
Europe, Middle East & Africa	345,069	392,895	379,660	364,752	489,517
Asia	75,978	92,192	76,798	61,593	88,608
Total	$695,545	$796,606	$749,802	$751,704	$963,979

(1)                                 Other expenses is Total other expenses excluding Compensation and employee benefits.

(2)                                 Total assets included receivables from brokers, dealers and clearing organizations of $252.7 million, $251.8 million, $270.7 million, $98.8 million and $158.1 million at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business which have not settled as of their stated settlement dates, as well as balances with clearing organizations. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations, and to clearing customers, for these unsettled transactions.

(3)                                 Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2012, we employed 1,002 brokers and 186 trainees and clerks.

(4)                                 We are presenting broker productivity to show the average amount of revenue generated per broker. Broker productivity is calculated by dividing brokerage revenues by average brokerage personnel headcount for the period.

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

Market volatility is driven by a range of external factors, some of which are market specific and some of which are correlated to general macro-economic conditions. Volatility, as measured by The Chicago Board Options Exchange Volatility Index (“VIX”), on average, was lower for each quarter during the year ended December 31, 2012 as compared to the same periods in 2011. During 2012, many of the markets in which we operate continued to experience low trading volumes resulting from sluggish global economic conditions, regulatory, tax, political and market uncertainty and the continuing sovereign debt issues in the Eurozone.

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

Futures and derivatives exchanges, in most cases, reported declines in average daily volume (“ADV”) for the year ended December 31, 2012 as compared to the year ended December 31, 2011.  The CME Group, Inc. (“CME”) reported a 15.0% decrease in ADV of its futures and options products while IntercontinentalExchange, Inc. (“ICE”) reported a 9.7% increase in its ADV of its futures and option products.  Revenues from ICE’s credit default swap trade execution, processing and clearing businesses declined 13.8% in 2012 compared to 2011. CME’s interest rate futures and options products ADV declined 19.8% in 2012 compared to 2011.  NYSE Euronext reported ADV declines of 22.0% and 12.3% in its fixed income derivative and equity derivative products, respectively, for 2012 compared to 2011.  Based on the published results of other wholesale market brokers, we believe that the broader OTC markets have also experienced significant declines in volumes year over year.

According to BIS, the size of the global OTC derivative markets, as measured by notional amounts outstanding, was $638.9 trillion as of June 30, 2012, the latest period reported, compared to $647.8 trillion and $706.9 trillion as of December

31, 2011 and June 30, 2011, respectively. The size of the global OTC derivatives markets as of June 30, 2012 decreased by $8.9 trillion, or 1.4%, and $68.0 trillion, or 9.6%, when compared to the notional amounts outstanding as of December 31, 2011 and June 30, 2011, respectively.

The International Swaps and Derivatives Association (“ISDA”) produced a market analysis report from 2007 through June 2012 based on the above BIS figures, reducing notional outstanding to include one side of two-sided cleared transactions and excluding foreign exchange contract volumes.  Foreign exchange contracts typically reach maturity within a few months while other OTC derivatives mature over a longer period of time.  The ISDA report also quantified the effect of compression, which involves the tearing up of matched trades or trades that do not contribute risk to a dealer’s portfolio, on the size of the OTC derivatives market.  The adjusted notional amount outstanding of $416.9 trillion as of June 30, 2012 indicates increased clearing and compression of OTC derivatives resulting, in part, in the $23.2 trillion, or 5.3%, decline in the total notional amounts outstanding when compared to December 31, 2011 and the $73.7 trillion, or 15%, decline when compared to June 30, 2011.  ISDA believes that the adjusted numbers provide better insight into underlying market activity and trends by showing the impact of clearing, netting, compression and collateral on notional amounts outstanding in the OTC derivatives market.

In the interest rate derivatives market, adjusted notional amounts outstanding decreased to $341.2 trillion as of June 30, 2012 as compared to $362.4 trillion and $405.1 trillion as of December 31, 2011 and June 30, 2011, respectively. This was a decrease of $21.2 trillion, or 5.9%, and $63.9 trillion, or 15.8%, when compared to December 31, 2011 and June 30, 2011, respectively.  The decline in adjusted notional amounts outstanding was attributed to the effects of compression and lower interest rate derivative activity.  ISDA estimates that 54.2% of adjusted interest rate swap volumes were centrally cleared as of June 30, 2012, up from 21.3% as of December 31, 2007.  ISDA estimates that 43.2% of forward rate agreements were centrally cleared as of June 30, 2012, up from 0.0% at December 31, 2010.

In the credit default swaps market, adjusted notional amounts outstanding decreased by $1.6 trillion, or 6.2%, to $24.3 trillion from $25.9 trillion as of December 31, 2011, the lowest reported level since 2006 due to the substantial effects of compression and lower credit derivative activity.  ISDA estimates that 10.7% of credit default swaps were centrally cleared as of June 30, 2012, up from 7.9% as of December 31, 2010.

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

In addition, we believe that the ongoing global regulatory overhaul of many of the markets in which we provide our services has led to continued uncertainty in 2012 and resulted in lower trading volumes and fewer participants in these markets. Regulators and legislators in the U.S. and abroad have proposed and, in some instances, adopted a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities (“SEF”) and increased use of electronic trading system technologies.  We believe that these new and proposed regulations have not yet eliminated the uncertainty that has persisted in many OTC derivatives markets since the start of the financial crisis.

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

We remain optimistic that pending regulatory reform, including requirements for enhanced regulatory transparency, central clearing and efficient execution, will benefit and eventually grow the global derivatives markets.  We remain confident that our business will qualify in the U.S. as a SEF, and in Europe as an Organized Trading Facility. We are also actively preparing to meet all regulatory requirements necessary to support the brokerage of U.S. energy future contracts, as well as other futures contracts that migrate over from the swaps market. Over the past year, we have continued to expand our proprietary electronic trade execution capabilities as well as the number of users of our hybrid electronic trading platforms. We believe that this technological capability will position us well in the future as regulatory rules are finalized and implemented.

Financial Overview

Our results for the last three years continue to reflect the challenging economic and market conditions that have existed following the late-2000’s financial crisis, during which many market participants, including many of our key customers, had to deal with reduced liquidity, credit contraction, market consolidation and market participant bankruptcies.  Our geographic and product diversity enabled us to take advantage of areas of market strength over this period, even as several OTC derivative markets in which we provide our services were impacted by economic and regulatory uncertainty. As more fully discussed below, our results of operations are significantly impacted by the amount of revenues we generate and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues we generate and employee costs during the three year period ended December 31, 2012:

Our total revenues decreased 9.0% to $924.6 million for the year ended December 31, 2012 from $1.02 billion for the year ended December 31, 2011. The main factors contributing to this decrease in our revenues were:

•                  Decreased trading activity in many of the derivative markets in which we provide our services due to (i) sluggish global economic conditions, (ii) fiscal, tax, political and market uncertainty, and (iii) sovereign debt issues in the Eurozone;

•                  Regulatory uncertainty as it relates to market structure and operations in OTC derivative markets, especially in North America and Europe, including the uncertainty resulting from the conversion of OTC swaps to exchange-traded futures contracts in many North American energy products;

•                  Lower market volatility in many derivative markets during the year compared to the prior year, including in many fixed income and equity derivatives;

•                  Lower trading volumes in many of the emerging markets globally in which we provide brokerage services;

•                  Lower trading activity in the U.S. in the fourth quarter of 2012 due to Hurricane Sandy and its effects on customer trading operations;

•                  The weakening of the Euro relative to the U.S. Dollar and its effect on the translation of brokerage revenues in EMEA; and

•                  The closure of certain unprofitable brokerage desks globally.

Offsetting the above factors were the following factors that affected our brokerage and other revenues, including:

•                  Contributions from investments in new brokerage businesses in certain financial products in France and Switzerland;

•                  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue;

•                  Increased clearing services revenues due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers at Kyte; and

•                  Increased use of our electronic matching sessions and hybrid electronic trading systems by our customers.

The main factors contributing to our increase in total revenues for the year ended December 31, 2011 from the year ended December 31, 2010 are set forth below under “Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.”

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on and retention bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits expense decreased 12.9% to $546.5 million for the year ended December 31, 2012 from $627.4 million for the year ended December 31, 2011.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees while performance bonuses constitute the variable portion of our compensation and employee benefits. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits for the remainder of the term over which such bonus is earned by the employee. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $170.4 million for the year ended December 31, 2012 from $244.0 million for the year ended December 31, 2011.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”) and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Compensation expense resulting from the amortization of broker sign-on and retention bonuses was $34.6 million for the year ended December 31, 2012, as compared to $41.6 million for the year ended December 31, 2011.

Results of Consolidated Operations

The following table sets forth our consolidated results of operations for the periods indicated:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Revenues
Agency commissions	$484,386	$561,026	$534,239
Principal transactions	211,159	235,580	215,563
Total brokerage revenues	695,545	796,606	749,802
Clearing services revenues	118,011	112,735	41,878
Interest income from clearing services	1,964	2,300	671
Equity in net earnings of unconsolidated businesses	8,569	10,466	3,974
Software, analytics and market data	84,153	73,620	60,637
Other income	16,345	19,746	5,640
Total revenues	924,587	1,015,473	862,602
Interest and transaction-based expenses
Transaction fees on clearing services	113,726	108,283	39,918
Transaction fees on brokerage services	22,843	24,541	27,213
Interest expense from clearing services	973	1,878	427
Total interest and transaction-based expenses	137,542	134,702	67,558
Revenues, net of interest and transaction-based expenses	787,045	880,771	795,044
Expenses
Compensation and employee benefits	546,501	627,368	558,248
Communications and market data	60,760	60,728	49,579
Travel and promotion	35,850	40,011	37,517
Rent and occupancy	23,667	24,664	22,413
Depreciation and amortization	36,624	38,943	34,431
Professional fees	23,238	27,413	25,949
Interest on borrowings	26,885	25,759	11,063
Other expenses	34,777	35,803	24,041
Total other expenses	788,302	880,689	763,241
(Loss) income before provision for income taxes	(1,257)	82	31,803
Provision for income taxes	8,387	2,647	5,884
Net (loss) income before attribution to non-controlling stockholders	(9,644)	(2,565)	25,919
Less: Net income attributable to non-controlling interests	309	616	304
GFI’s net (loss) income	$(9,953)	$(3,181)	$25,615

The following table sets forth our consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses for the periods indicated:

	Year ended December 31,
	2012	2011	2010
Revenues
Agency commissions	61.5%	63.7%	67.2%
Principal transactions	26.8	26.7	27.1
Total brokerage revenues	88.3	90.4	94.3
Clearing services revenues	15.0	12.8	5.3
Interest income from clearing services	0.2	0.3	0.1
Equity in net earnings of unconsolidated businesses	1.1	1.2	0.5
Software, analytics and market data	10.7	8.4	7.6
Other income	2.1	2.2	0.7
Total revenues	117.4%	115.3%	108.5%
Interest and transaction-based expenses
Transaction fees on clearing services	14.4	12.3	5.0
Transaction fees on brokerage services	2.9	2.8	3.4
Interest expense from clearing services	0.1	0.2	0.1
Total interest and transaction-based expenses	17.4%	15.3%	8.5%
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	69.4	71.2	70.2
Communications and market data	7.7	6.9	6.3
Travel and promotion	4.6	4.6	4.7
Rent and occupancy	3.0	2.8	2.8
Depreciation and amortization	4.7	4.4	4.3
Professional fees	3.0	3.1	3.3
Interest on borrowings	3.4	2.9	1.4
Other expenses	4.4	4.1	3.0
Total other expenses	100.2%	100.0%	96.0%
(Loss) income before provision for income taxes	(0.2)%	0.0%	4.0%
Provision for income taxes	1.1	0.3	0.7
Net (loss) income before attribution to non-controlling stockholders	(1.3)%	(0.3)%	3.3%
Less: Net income attributable to non-controlling interests	0.0	0.1	0.0
GFI’s net (loss) income	(1.3)%	(0.4)%	3.3%

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Net (Loss) Income

GFI’s net loss for the year ended December 31, 2012 increased $6.8 million to $10.0 million from a net loss of $3.2 million for the year ended December 31, 2011. Total revenues decreased by $90.9 million, or 9.0%, to $924.6 million in the year ended December 31, 2012 from $1.02 billion in the prior year. The decrease in total revenues was primarily due to lower brokerage revenues, which decreased $101.1 million, or 12.7%, partially offset by a net increase in “Other Revenues,” as described in more detail below.

Total interest and transaction-based expenses increased $2.8 million to $137.5 million in 2012 from $134.7 million in 2011. The increase resulted from higher transaction fees on clearing services at our Kyte subsidiary primarily due to the mix of products and exchanges utilized by existing and new customers.

Total expenses, excluding interest and transaction-based expenses, decreased by $92.4 million, or 10.5%, to $788.3 million for the year ended December 31, 2012 from $880.7 million for the year ended December 31, 2011.  The decrease in total other expenses was largely attributable to a decrease in compensation and employee benefits expense, which resulted primarily from (i) lower performance bonus expense as a result of lower brokerage revenues and (ii) initiatives implemented during the latter part of 2011 and throughout 2012 to reduce our aggregate compensation expense.  The decrease was also due to lower travel and promotion expenses and professional fees.

Revenues

The following table sets forth the changes in revenues for the year ended December 31, 2012, as compared to the same period in 2011(dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2012	%*	2011	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$188,328	23.9%	$234,498	26.6%	$(46,170)	(19.7)%
Equity	135,826	17.2	174,862	19.9	(39,036)	(22.3)
Financial	185,062	23.5	191,689	21.8	(6,627)	(3.5)
Commodity	186,329	23.7	195,557	22.2	(9,228)	(4.7)
Total brokerage revenues	695,545	88.3	796,606	90.5	(101,061)	(12.7)
Clearing services revenues	118,011	15.0	112,735	12.8	5,276	4.7
Other revenues	111,031	14.1	106,132	12.0	4,899	4.6
Total revenues	924,587	117.4	1,015,473	115.3	(90,886)	(9.0)
Interest and transaction-based expenses	137,542	17.4	134,702	15.3	2,840	2.1
Revenues, net of interest and transaction-based expenses	$787,045	100.0%	$880,771	100.0%	$(93,726)	(10.6)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change in 2012 as compared to 2011

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the year ended December 31, 2012.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 13.1% for 2012, as compared to 2011.

•                  Fixed income product brokerage revenues decreased $46.2 million, or 19.7%, for the year ended December 31, 2012 compared to the same period for the prior year.  Revenues from fixed income derivative and cash products decreased approximately 34.4% and 5.9%, respectively, as compared to the year ended December 31, 2011. This decrease was partially due to lower trading volumes attributable, in part, to pending reform in the swaps market, as well as poor global economic conditions, continued low interest rates, market uncertainty and the ongoing sovereign debt issues in the Eurozone. Our fixed income product brokerage personnel headcount decreased by 35 to 308 employees at December 31, 2012 from 343 employees at December 31, 2011.

•                  Equity product brokerage revenues decreased $39.0 million, or 22.3%, for the year ended December 31, 2012 compared to the same period for the prior year.  The decrease was primarily attributable to reduced cash equity and equity derivative trading volumes in the U.S. and Europe. This decrease was consistent with the decline in equity volumes reported in the broader exchange-traded cash and derivatives markets. Our equity product brokerage personnel headcount decreased by 34 to 200 employees at December 31, 2012 from 234 employees at December 31, 2011.

•                  Financial product brokerage revenues decreased $6.6 million, or 3.5%, for the year ended December 31, 2012 compared to the same period in the prior year.  The decrease was primarily due to slow trading conditions in emerging markets in Latin America and Asia, partially offset by revenues from our new brokerage desks in France and Switzerland, which commenced operations in October of 2011.  Our financial product headcount increased by 2 to 380 employees at December 31, 2012 from 378 employees at December 31, 2011.

•                  Commodity product brokerage revenues decreased $9.2 million, or 4.7%, for the year ended December 31, 2012 compared to the same period in the prior year. We believe that this decrease was largely attributable to regulatory uncertainty as it relates to the U.S. energy markets and the conversion of OTC swaps to exchange-traded futures contracts in many North American energy products during the fourth quarter of 2012. Partially offsetting this decrease was an increase in commodity brokerage revenues due to growth in certain energy and metals businesses and the addition of new desks in the U.S. and Europe. Our commodity product brokerage personnel headcount decreased by 16 to 300 employees at December 31, 2012 from 316 employees at December 31, 2011.

Clearing Services Revenue

•                  Clearing services revenues increased by $5.3 million, or 4.7%, for the year ended December 31, 2012 to $118.0 million from $112.7 million in the same period in 2011 due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers partially offset by a decrease in the number of trades cleared by our Kyte subsidiary. Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Year Ended December 31,
	2012	2011

Software, analytics and market data	$84,153	$73,620
Equity in net earnings of unconsolidated businesses	8,569	10,466
Remeasurement of foreign currency transactions and balances	(3,635)	(220)
Net realized and unrealized gains (losses) from foreign currency hedges	2,011	(415)
Interest income on short-term investments	801	1,310
Interest income from clearing services	1,964	2,300
Other	17,168	19,071
Total other revenues	$111,031	$106,132

Other revenues increased by $4.9 million to $111.0 million for the year ended December 31, 2012 from $106.1 million for the year ended December 31, 2011. This increase was largely related to an increase in our software, analytics and market data revenues of $10.5 million, which was primarily attributable to an increase in software revenues at our Trayport subsidiary, due to growth in their customer base as well as new product offerings.  Other revenues also increased due to a $2.4 million increase in net realized and unrealized gains related to foreign currency forward contracts used to hedge certain non-U.S. dollar assets and revenues.  Partially offsetting these increases was a $3.4 million net decrease in Other revenues related to the remeasurement of foreign currency transactions and balances and a net decrease of $1.9 million in net earnings of unconsolidated businesses.  The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

Interest and Transaction-Based Expenses

•                  The increase in total interest and transaction-based expenses of $2.8 million for the year ended December 31, 2012 as compared to the same period in 2011 was due to an increase in transaction fees on clearing services of $5.4 million which are entirely related to the clearing operations of our Kyte subsidiary. This increase was primarily due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers partially offset by a decrease in the number of trades cleared. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on behalf of its clients, which are mostly pass-through costs and are therefore included in equal amounts in both revenues and expenses. This increase was partially offset by a decrease in transaction fees on brokerage services of $1.7 million due to a decrease in brokerage revenues executed on a matched principal basis, for which we typically incur transaction-based expenses, such as clearing fees.

Expenses

The following table sets forth the changes in expenses for the year ended December 31, 2012 as compared to the same period in 2011 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2012	%*	2011	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$546,501	69.4%	$627,368	71.2%	$(80,867)	(12.9)%
Communications and market data	60,760	7.7	60,728	6.9	32	0.1
Travel and promotion	35,850	4.6	40,011	4.6	(4,161)	(10.4)
Rent and occupancy	23,667	3.0	24,664	2.8	(997)	(4.0)
Depreciation and amortization	36,624	4.7	38,943	4.4	(2,319)	(6.0)
Professional fees	23,238	3.0	27,413	3.1	(4,175)	(15.2)
Interest in borrowings	26,885	3.4	25,759	2.9	1,126	4.4
Other expenses	34,777	4.4	35,803	4.1	(1,026)	(2.9)
Total other expenses	$788,302	100.2%	$880,689	100.0%	$(92,387)	(10.5)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change in 2012 as compared to 2011

Compensation and Employee Benefits

•                  The $80.9 million decrease in compensation and employee benefits expense for the year ended December 31, 2012 was primarily due to lower broker performance bonus expense resulting from lower brokerage revenues and initiatives implemented in the latter part of 2011 and throughout 2012 to reduce our aggregate compensation expense. Compensation expense was also higher in 2011 due to a $19.4 million charge taken in that year related to severance and other restructuring expenses.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 69.4% in 2012 from 71.2% in the prior year.

•                  Performance bonus expense represented 36.7% and 43.3% of total compensation and employee benefits expense for the year ended December 31, 2012 and 2011, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 7.0% and 7.7% of total compensation and employee benefits expense for the years ended December 31, 2012 and 2011, respectively.

All Other Expenses

•                  The decrease in travel and promotion expense of $4.2 million was due, in large part, to the low volume trading environment that persisted throughout 2012 and a reduction in brokerage personnel headcount, as well as cost savings initiatives implemented in 2011 and 2012.

•                  The decrease in rent and occupancy expense of $1.0 million was primarily due to a gain of $3.2 million related to an adjustment of a loss accrual on a sublease of our former headquarters, partially offset by the renewal of our office lease in the U.K. in the fourth quarter of 2011 at a higher rent. See Note 2 to the Consolidated Financial Statements in Part II-Item 8 for further information related to a sublease loss accrual.

•                  The decrease in professional fees of $4.2 million for 2012 as compared to 2011 was partially due to a decrease in our global audit fee in the current year as well as lower consulting fees associated with regulatory compliance in the U.K.

•                  The increase in interest on borrowings of $1.1 million was due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes (“8.375% Senior Notes”), which led to an increase in borrowings outstanding and a higher average effective interest rate on long-term debt borrowings during the year ended December 31, 2012. This increase was largely offset by $6.0 million in bond redemption costs recognized in the third quarter of 2011 associated with our July 2011 redemption of the entire $60.0 million principal amount of our then-outstanding 7.17% senior secured notes, which were due in January 2013 (“7.17% Senior Notes”).

•                  Our provision for income taxes increased to $8.4 million in 2012 compared to $2.6 million in 2011, primarily due to (i) additional U.S. tax expense related to certain international profits and (ii) the establishment of valuation allowances against deferred tax assets in jurisdictions where we have determined they are unlikely to be utilized. The increased tax rate was partially offset by (i) the impact of a decrease in the statutory corporate tax rate in the U.K, (ii) a release of an unrecognized tax benefit from 2008, 2009, and 2010 where the position has now been resolved with the relevant tax authority and (iii) a reconciliation of prior year estimates against tax return filings.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Net (Loss) Income

GFI’s net loss for the year ended December 31, 2011 was $3.2 million as compared to net income of $25.6 million for the year ended December 31, 2010, a decrease of $28.8 million. Total revenues increased by $152.9 million, or 17.7%, to $1.02 billion for the year ended December 31, 2011 from $862.6 million for the same period in the prior year. The increase in total revenues for the year ended December 31, 2011 was due, in large part, to the inclusion of a full year of revenue for our

Kyte subsidiary, which we acquired on July 1, 2010. For the year ended December 31, 2011, as compared to the year ended December 31, 2010, Kyte’s operations contributed an increase of $70.8 million to our clearing services revenue, as well as increases to our brokerage revenues and to our equity in net earnings of unconsolidated businesses. The increase in total revenues was also due to (i) a $46.8 million increase in our brokerage revenues, as described below and (ii) an increase of $35.2 million in Other revenues, which is discussed in more detail below under the section “Other Revenues.”

Total interest and transaction-based expenses increased by $67.1 million, to $134.7 million for the year ended December 31, 2011 from $67.6 million for the year ended December 31, 2010. The increase was primarily due to the inclusion of a full year of revenue for our Kyte subsidiary. Kyte incurs exchange, clearing and execution costs in order to provide clearing services to its customers.

Total expenses other than interest and transaction-based expenses increased by $117.5 million, or 15.4%, to $880.7 million for the year ended December 31, 2011 from $763.2 million for the year ended December 31, 2010.  The increase in total other expenses was largely attributable to (i) increased compensation and benefits expense, which resulted from a $19.4 million charge taken in 2011 related to severance and other restructuring expenses, (ii) increased salary expense related to an increased headcount in brokers, back office and Trayport employees, (iii) increased interest on borrowings due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes and bond redemption costs associated with the July 2011 redemption of our 7.17% Senior Notes, (iv) $8.8 million of impairment charges taken related to certain equity method investments and (v) an increase in expenses related to the inclusion of a full year of operations for our Kyte subsidiary, including increased expenses relating to compensation and employee benefits, communications and market data, and depreciation and amortization.

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

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Year Ended December 31,
	2012	2011
Software, analytics and market data	$73,620	$60,637
Equity in net earnings of unconsolidated businesses	10,466	3,974
Remeasurement of foreign currency transactions and balances	(220)	(6,770)
Net realized and unrealized (losses) gains from foreign currency hedges	(415)	3,529
Interest income on short-term investments	1,310	1,334
Interest income from clearing services	2,300	671
Other	19,071	7,547
Total other revenues	$106,132	$70,922

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

•                  Performance bonus expense represented 43.3% and 46.0% of total compensation and employee benefits expense for the year ended December 31, 2011 and 2010, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, compensation expense resulting from the amortization of sign-on and retention bonuses paid in prior periods represented 7.7% and 6.7% of total compensation and employee benefits expense for the years ended December 31, 2011 and 2010, respectively.

All Other Expenses

•                  The increase in communications and market data of $11.1 million in 2011 was due, in large part, to a $7.3 million increase related to the inclusion of a full year of results for our Kyte subsidiary, which we acquired on July 1, 2010 and which is therefore only partially reflected in the year ended December 31, 2010.  The remaining increase was primarily due to increased brokerage headcount and upgrades to existing systems.

•                  The increase in depreciation and amortization of $4.5 million was primarily due to the inclusion in 2011 of a full year of amortization of intangibles related to our acquisition of Kyte and other entities in the second half of 2010.

•                  The increase in interest on borrowings of $14.7 million was due, in large part, to the July 2011 issuance of $250.0 million of 8.375% Senior Notes, which led to greater borrowings outstanding and a higher average effective interest rate on term debt borrowings, during the year ended December 31, 2011 . The increase was also due, in part, to $6.0 million in bond redemption costs associated with the July 2011 redemption of the entire $60.0 million principal amount of our then-outstanding 7.17% Senior Notes.

•                  Other expenses increased $11.8 million in 2011 from 2010 primarily due to $8.8 million of impairment charges taken in 2011 related to certain equity method investments.

•                  Our provision for income taxes was $2.6 million in 2011 compared to $5.9 million in 2010.  Our low level of profitability in 2011 caused non-deductible expenses to have a disproportionate effect on our tax provision in 2011.

Results of Segment Operations

Based on the nature of our operations, products and services in each geographic region, we determined that we have five operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage, (iv) Clearing and Backed Trading and (v) All Other. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Our Clearing and Backed Trading segment encompasses our clearing, risk management, settlement and other back-office services, as well as the capital we provide to start-up trading groups, small hedge funds, market-makers and individual traders. Our All Other segment captures revenues and costs that are not directly assignable to one of the brokerage or clearing and backed trading operating business segments, primarily consisting of our corporate business activities and operations from software, analytics and market data.

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment:

	For the Year Ended December 31, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$276,350	$338,504	$71,927	$159,877	$77,929	$924,587
Revenues, net of interest and transaction-based expenses	262,560	328,722	71,813	44,597	79,353	787,045
Other expenses	192,912	245,388	56,738	37,909	255,355	788,302
Income (loss) before income taxes	69,648	83,334	15,075	6,688	(176,002)	(1,257)

	For the Year Ended December 31, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$313,483	$386,012	$82,903	$164,882	$68,193	$1,015,473
Revenues, net of interest and transaction-based expenses	299,590	374,802	82,839	54,104	69,436	880,771
Other expenses	218,282	286,680	67,306	44,908	263,513	880,689
Income (loss) before income taxes	81,308	88,122	15,533	9,196	(194,077)	82

	For the Year Ended December 31, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$294,910	$379,033	$74,945	$53,129	$60,585	$862,602
Revenues, net of interest and transaction-based expenses	278,553	367,494	74,875	12,140	61,982	795,044
Other expenses	212,154	252,457	59,061	15,181	224,388	763,241
Income (loss) before income taxes	66,399	115,037	15,814	(3,041)	(162,406)	31,803

Segment Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Total Revenues

•                  Total revenues for Americas Brokerage decreased $37.1 million, or 11.8%, to $276.4 million for the year ended December 31, 2012 from $313.5 million for the year ended December 31, 2011. Total revenues for EMEA Brokerage decreased $47.5 million, or 12.3%, to $338.5 million for the year ended December 31, 2012 from $386.0 million for the year ended December 31, 2011. Total revenues for Asia Brokerage decreased $11.0 million, or 13.3%, to $71.9 million for the year ended December 31, 2012 from $82.9 million for the year ended December 31, 2011. Total revenues for our three brokerage segments decreased by $95.6 million, or 12.2%, to $686.8 million for the year ended December 31, 2012 from $782.4 million for the year ended December 31, 2011. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011.”

•                  Total revenues for Clearing and Backed Trading decreased $5.0 million, or 3.0%, to $159.9 million for the year ended December 31, 2012 from $164.9 million for the year ended December 31, 2011.  The decrease was due, in large part, to a decrease in equity earnings of unconsolidated businesses, a decrease in brokerage revenues at Kyte, lower clearing services revenues due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers and a decrease in the number of trades cleared by our Kyte subsidiary.

•                  Total revenues for our All Other segment primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues from All Other increased by $9.7 million, or 14.2%, to $77.9 million for the year ended December 31, 2012 from $68.2 million for the year ended December 31, 2011. This increase was due, in large part, to an increase in software, analytics and market data revenues at our Trayport subsidiary due to growth in its customer base, as well as new product offerings.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased by $1.5 million, or 6.0%, to $23.7 million for the year ended December 31, 2012 from $25.2 million for the year ended December 31, 2011. This decrease was primarily due to a decrease in brokerage revenues executed on a matched principal basis, for which we incur transaction-based expenses.

•                  Total interest and transaction-based fees for our Clearing and Backed Trading segment increased by $4.5 million to $115.3 million for the year ended December 31, 2012 from $110.8 million the prior year primarily due to variations in the mix of products and exchanges utilized by existing and new clearing service customers partially offset by a market-wide decrease in trading volumes.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $25.4 million, or 11.6%, to $192.9 million for the year ended December 31, 2012 from $218.3 million for the year ended December 31, 2011. Other expenses for EMEA Brokerage decreased $41.3 million, or 14.4%, to $245.4 million for the year ended December 31, 2012 from $286.7 million for the year ended December 31, 2011. Other expenses for Asia Brokerage decreased $10.6 million, or 15.8%, to $56.7 million for the year ended December 31, 2012 from $67.3 million for the year ended December 31, 2011. Total Other expenses for our three brokerage segments decreased by $77.3 million, or 13.5%, to $495.0 million for the year ended December 31, 2012 from $572.3 million for the year ended December 31, 2011. The decrease was primarily due to lower broker performance bonus expense resulting from lower brokerage revenues and initiatives implemented in the latter part of 2011 and throughout 2012 to reduce our aggregate compensation expense. The decrease was also due to a $19.4 million charge taken in 2011 related to severance and other restructuring expenses.

•                  For our brokerage segments, we record certain direct expenses, including compensation and employee benefits; however, we do not allocate certain expenses that are managed separately at the corporate level to these operating segments. The unallocated costs including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses are included in the expenses for All Other described below. Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating the performance of its brokerage segments.

•                  Other expenses for Clearing and Backed Trading decreased $7.0 million to $37.9 million for the year ended December 31, 2012 from $44.9 million for the year ended December 31, 2011. This decrease was due, in large part, to a decrease in compensation and employee benefits due to lower variable compensation expense.

•                  Other expenses for our All Other segment decreased by $8.1 million, or 3.1%, to $255.4 million for the year ended December 31, 2012 from $263.5 million for the year ended December 31, 2011. The decrease was due, in large part, to a decrease in compensation and employee benefits due to lower variable compensation expense for back office personnel and a decrease in professional fees for 2012 as compared to 2011, primarily due to a decrease in our global audit fee in the current year, as well as lower consulting fees associated with regulatory compliance in the U.K.

Segment Results for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Total Revenues

•                  Total revenues for Americas Brokerage increased $18.6 million, or 6.3%, to $313.5 million for the year ended December 31, 2011 from $294.9 million for the year ended December 31, 2010. Total revenues for EMEA Brokerage increased $7.0 million, or 1.8%, to $386.0 million for the year ended December 31, 2011 from $379.0 million for the year ended December 31, 2010. Total revenues for Asia Brokerage increased $7.9 million, or 10.5%, to $82.9 million for the year ended December 31, 2011 from $75.0 million for the year ended December 31, 2010. Total revenues for our three brokerage segments increased by $33.5 million, or 4.5%, to $782.4 million for the year ended December 31, 2011 from $748.9 million for the year ended December 31, 2010. The increase in total revenues for our brokerage operations was primarily due to increases in brokerage revenues in financial and commodity products resulting from the factors described above under “Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.”

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

Other Expenses

•                  Other expenses for Americas Brokerage increased $6.1 million, or 2.9%, to $218.3 million for the year ended December 31, 2011 from $212.2 million for the year ended December 31, 2010. Other expenses for EMEA Brokerage increased $34.2 million, or 13.5%, to $286.7 million for the year ended December 31, 2011 from $252.5 million for the year ended December 31, 2010. Other expenses for Asia Brokerage increased $8.2 million, or 13.9%, to $67.3 million for the year ended December 31, 2011 from $59.1 million for the year ended December 31, 2010. Total Other expenses for our three brokerage segments increased by $48.5 million, or 9.3%, to $572.3 million for the year ended December 31, 2011 from $523.8 million for the year ended December 31, 2010. The increase was primarily due to a $41.5 million increase in compensation and employee benefits, as well as increases in communications and market data, travel and promotion, interest on borrowing expenses and the other factors described above under “Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.”

•                  For our brokerage segments, we record certain direct expenses, including compensation and employee benefits; however, we do not allocate certain expenses that are managed separately at the corporate level to these operating segments. The unallocated costs including rent and occupancy, depreciation and amortization, professional fees, interest and other expenses are included in the expenses for All Other described below. Management does not believe that allocating these costs to our brokerage segments is optimal for evaluating their performance.

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

•                  Other expenses for our All Other segment increased by $39.1 million, or 17.4%, to $263.5 million for the year ended December 31, 2011 from $224.4 million for the year ended December 31, 2010. The increase was largely due to a $14.4 million increase in compensation and employee benefits, an $11.5 million increase in interest on borrowings and a $10.1 million increase in other expenses. These factors are discussed above under “Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010.”

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited Statement of Operations data for the period from January 1, 2011 to December 31, 2012. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(dollars in thousands)
Revenues
Agency commissions	$104,110	$112,239	$123,457	$144,580	$125,584	$151,446	$136,513	$147,483
Principal transactions	46,329	50,278	51,964	62,588	48,907	61,711	54,475	70,487
Total brokerage revenues	150,439	162,517	175,421	207,168	174,491	213,157	190,988	217,970
Clearing services revenues	29,704	30,545	29,635	28,127	25,513	31,872	27,680	27,670
Interest income from clearing services	639	422	382	521	682	606	670	342
Equity in net earnings of unconsolidated businesses (1)	2,327	2,344	2,478	1,420	523	4,260	4,757	926
Software, analytics and market data	22,482	21,204	20,468	19,999	19,292	18,837	18,403	17,088
Other income (loss)	1,703	2,356	9,346	2,940	13,829	7,230	1,233	(2,546)
Total revenues	207,294	219,388	237,730	260,175	234,330	275,962	243,731	261,450
Interest and transaction-based expenses
Transaction fees on clearing services	28,738	29,420	28,606	26,962	24,074	30,388	26,752	27,069
Transaction fees on brokerage services	4,831	5,734	6,153	6,125	5,184	6,673	6,079	6,605
Interest expense from clearing services	293	82	158	440	496	439	617	326
Total interest and transaction-based expenses	33,862	35,236	34,917	33,527	29,754	37,500	33,448	34,000
Revenues, net of interest and transaction-based expenses	$173,432	$184,152	$202,813	$226,648	$204,576	$238,462	$210,283	$227,450
Expenses
Compensation and employee benefits	124,574	130,499	135,650	155,778	161,068	159,980	146,839	159,481
Communications and market data	14,131	15,269	15,694	15,666	15,364	15,187	15,106	15,071
Travel and promotion	8,503	7,973	9,285	10,089	9,887	9,723	10,198	10,203
Rent and occupancy	2,908	7,083	6,884	6,792	6,481	6,322	5,988	5,873
Depreciation and amortization	9,122	9,246	9,108	9,148	9,278	9,990	9,801	9,874
Professional fees	5,768	5,925	5,377	6,168	7,772	6,866	5,672	7,103
Interest on borrowings	6,805	6,738	6,527	6,815	7,512	12,035	3,276	2,936
Other expenses(1)	11,047	8,586	6,671	8,473	14,244	9,353	5,573	6,633
Total other expenses	$182,858	$191,319	$195,196	$218,929	$231,606	$229,456	$202,453	$217,174
(Loss) income before provision for (benefit from) income taxes	(9,426)	(7,167)	7,617	7,719	(27,030)	9,006	7,830	10,276
Provision for (benefit from) income taxes	1,688	1,638	2,282	2,779	(4,945)	2,884	2,036	2,672
Net (loss) income before attribution to non-controlling stockholders	(11,114)	(8,805)	5,335	4,940	(22,085)	6,122	5,794	7,604
Less: Net income (loss) attributable to non-controlling interests	258	(112)	15	148	58	57	(357)	858
GFI’s net (loss) income	$(11,372)	$(8,693)	$5,320	$4,792	$(22,143)	$6,065	$6,151	$6,746

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenues
Agency commissions	60.0%	60.9%	60.9%	63.8%	61.4%	63.5%	64.9%	64.8%
Principal transactions	26.7	27.3	25.6	27.6	23.9	25.9	25.9	31.0
Total brokerage revenues	86.7	88.2	86.5	91.4	85.3	89.4	90.8	95.8
Clearing services revenues	17.1	16.6	14.6	12.4	12.5	13.4	13.2	12.2
Interest income from clearing services	0.4	0.2	0.2	0.2	0.3	0.3	0.3	0.1
Equity in net earnings of unconsolidated businesses (1)	1.3	1.3	1.2	0.6	0.3	1.8	2.3	0.4
Software, analytics and market data	13.0	11.5	10.1	8.8	9.3	7.8	8.7	7.5
Other income (loss)	1.0	1.3	4.6	1.4	6.8	3.0	0.6	(1.1)
Total revenues	119.5	119.1	117.2	114.8	114.5	115.7	115.9	114.9
Interest and transaction-based expenses
Transaction fees on clearing services	16.6	16.0	14.1	11.9	11.8	12.7	12.7	11.9
Transaction fees on brokerage services	2.8	3.1	3.0	2.7	2.5	2.8	2.9	2.9
Interest expense from clearing services	0.1	0.0	0.1	0.2	0.2	0.2	0.3	0.1
Total interest and transaction-based expenses	19.5	19.1	17.2	14.8	14.5	15.7	15.9	14.9
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	71.8	70.9	66.9	68.7	78.7	67.1	69.8	70.1
Communications and market data	8.1	8.3	7.7	6.9	7.5	6.4	7.2	6.6
Travel and promotion	4.9	4.3	4.6	4.5	4.8	4.1	4.8	4.5
Rent and occupancy	1.7	3.8	3.4	3.0	3.2	2.7	2.8	2.6
Depreciation and amortization	5.3	5.0	4.5	4.0	4.5	4.2	4.7	4.4
Professional fees	3.3	3.2	2.7	2.7	3.8	2.9	2.7	3.1
Interest on borrowings	3.9	3.7	3.2	3.0	3.7	5.0	1.6	1.3
Other expenses(1)	6.4	4.7	3.3	3.8	7.0	3.9	2.7	2.9
Total other expenses	105.4%	103.9%	96.3%	96.6%	113.2%	96.3%	96.3%	95.5%
(Loss) income before provision for (benefit from) income taxes	(5.4)	(3.9)	3.7	3.4	(13.2)	3.7	3.7	4.5
Provision from (benefit from) income taxes	1.0	0.9	1.1	1.2	(2.4)	1.2	1.0	1.2
Net (loss) income before attribution to non-controlling stockholders	(6.4)	(4.8)	2.6	2.2	(10.8)	2.5	2.7	3.3
Less: Net income (loss) attributable to non-controlling interests	0.2	(0.1)	0.0	0.1	0.0	0.0	(0.2)	0.4
GFI’s net (loss) income	(6.6)%	(4.7)%	2.6%	2.1%	(10.8)%	2.5%	2.9%	2.9%

(1)                                  Certain amounts related to equity in net earnings (losses) of unconsolidated businesses totaling $(1,448) for the three months ended March 31, 2011 was previously presented in the “Other expenses” line item in the Consolidated Statements of Operations. In order to enhance transparency in the presentation of the Consolidated Statements of Operations these amounts have been reclassified to the “Equity in net earnings (losses) of unconsolidated businesses” line item.

The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(dollars in thousands)
Brokerage revenues:
Fixed income	$39,090	$43,823	$43,904	$61,511	$47,222	$62,585	$53,184	$71,507
Equity	30,780	30,868	36,645	37,533	36,715	45,785	44,205	48,157
Financial	41,627	45,303	47,977	50,155	41,016	52,571	49,597	48,505
Commodity	38,942	42,523	46,895	57,969	49,538	52,216	44,002	49,801
Total brokerage revenues	$150,439	$162,517	$175,421	$207,168	$174,491	$213,157	$190,988	$217,970
Brokerage revenues:
Fixed income	26.0%	26.9%	25.0%	29.7%	27.1%	29.4%	27.9%	32.8%
Equity	20.4	19.0	20.9	18.1	21.0	21.5	23.1	22.1
Financial	27.7	27.9	27.3	24.2	23.5	24.6	26.0	22.3
Commodity	25.9	26.2	26.8	28.0	28.4	24.5	23.0	22.8
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At December 31, 2012, we had $227.4 million of cash and cash equivalents compared to $245.9 million at December 31, 2011. Included in this amount are $165.1 million and $187.1 million of cash and cash equivalents held by subsidiaries outside of the United States at December 31, 2012 and December 31, 2011, respectively. We have historically asserted the intent to indefinitely reinvest, with very limited exceptions, the unremitted profits of our foreign subsidiaries.  We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested. However, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States and we will accrue additional income taxes, if any, on such international profits. We do not expect a material United States tax charge to arise on the repatriation of these profits.

In addition, included within Receivables from brokers, dealers and clearing organizations are cash balances which represent amounts clearing customers have on deposit with Kyte, our clearing affiliate, and which Kyte then deposits with third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for Kyte’s customers.  These amounts, while due to us from the general clearing members, ultimately represent cash payable to our clearing customers.  Also included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges.   We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $19.6 million and $41.6 million as of December 31, 2012 and 2011, respectively.

The following table summarizes our cash position as of December 31, 2012 and 2011, respectively.

	December 31,
	2012	2011
	(dollars in thousands)

Cash and cash equivalents	$227,441	$245,879
Cash held at clearing organizations, net of customer cash	19,636	41,646
Total balance sheet cash	$247,077	$287,525

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

Sources and Uses of Cash

The following table sets forth our cash flows from operating activities, investing activities and financing activities for the indicated periods.

	For the Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)

Cash provided by operating activities	$48,665	$4,579	$96,106
Cash used in investing activities	(15,505)	(46,245)	(58,774)
Cash used in financing activities	(55,070)	(26,423)	(68,107)
Effects of exchange rate changes on cash and cash equivalents	3,472	93	2,271
Decrease in cash and cash equivalents	$(18,438)	$(67,996)	$(28,504)

Net cash provided by operating activities was $48.7 million for the year ended December 31, 2012 compared with $4.6 million for the year ended December 31, 2011, a net increase of $44.1 million. The increase in cash provided by operating activities is due to a reduction in working capital employed in the business for the year ended December 31, 2012 relative to the same period in 2011. The decrease in working capital employed in the business was primarily due to (i) a $130.4 million decrease related to changes in net receivables from and payables to brokers, dealers and clearing organizations, (ii) a $12.9 million decrease related to the change in commissions receivable and (iii) a net decrease in the change in other assets and other liabilities of $9.1 million, largely attributable to a decrease in cash sign-on and retention bonuses paid of $16.4 million. These decreases in working capital requirements were partially offset by a $74.2 million increase in working capital used in the business related to the net changes in accrued compensation and accounts payable, a net increase of $15.0 million related to increases in each of cash and securities segregated under federal and other regulations and payables to clearing service customers. Offsetting this net reduction in working capital was a decrease of $7.1 million in net loss before attribution to non-controlling stockholders from $2.6 million for the year ended December 31, 2011 to $9.6 million for the year ended December 30, 2012.

Net cash provided by operating activities for the year ended December 31, 2011 was $4.6 million, as compared to $96.1 million for the year ended December 31, 2010, a decrease of $91.5 million. This decrease was due, in part, to a $28.5 million decrease in net income before attribution to non-controlling stockholders from $25.9 million for the year ended December 31, 2010 to a loss of $2.6 million for the year ended December 31, 2011.The decrease is also attributable to a $109.6 million increase in working capital employed in the business for the year ended December 31, 2011 relative to the same period in 2010. The increase in working capital employed in the business was primarily due to a $112.2 million increase related to changes in net receivables from brokers, dealers and clearing organizations, a net increase in the change in other assets and other liabilities of $26.5 million, largely attributable to an increase in sign-on and retention bonuses paid of $12.5 million in 2011 as compared to 2010. These increases in working capital requirements were offset by a $10.8 million decrease related to accrued compensation and accounts payable and a net decrease of $14.6 million related to decreases in each of segregated cash and payables to clearing services customers. Offsetting the decrease in net income and additional working capital employed in the business was a $46.6 million net change in items which reconcile net income to net cash used in operating activities, such as depreciation and amortization, share-based compensation expense, amortization of sign-on and retention bonuses and benefit from deferred taxes, as compared to the year ended December 31, 2010.

Changes in working capital are often related to the timing of settlement of matched principal trades. While our net exposure to these trades is minimal (since we simultaneously agree to buy instruments from one customer and sell them to another customer), there is sometimes a slight lag in the settlement of these offsetting trades that results in us maintaining a receivable or payable positions for a short period of time, typically overnight. Substantially all fail to deliver and fail to receive balances at December 31, 2012, 2011 and 2010, respectively, have subsequently settled at the contracted amounts.

Net cash used in investing activities for the year ended December 31, 2012 was $15.5 million compared to $46.3 million for 2011. The decrease in cash used for investing activities was related to (i) a decrease of $9.1 million in net payments due to the settlement of foreign exchange derivative hedge contracts, (ii) a decrease in purchases of cost and equity method investments of $8.2 million, (iii) a decrease in purchases of property, equipment and leasehold improvements of $4.8 million, (iv) the issuance of note receivables of $5.0 million in the year ended December 31, 2011 and (v) the purchase of $3.3 million of intangible assets in the year ended December 31, 2011.

Net cash used in investing activities for the year ended December 31, 2011 was $46.3 million compared to $58.8 million for 2010. The decrease in cash used for investing activities was primarily attributable to a $25.4 million decrease in cash used in business acquisitions, net of cash acquired and purchases of intangible and other assets and a $13.3 million decrease in purchases of cost and equity method investments. These decreases were slightly offset by an increase of $12.2 million in net payments due to the settlement of foreign exchange derivative hedge contracts and an increase in purchases of property, equipment and leasehold improvements and payments for internally developed software of $10.1 million.

Net cash used in financing activities for the year ended December 31, 2012 was $55.1 million compared to $26.4 million in 2011. This increase was primarily due to the net proceeds of $250.0 million from the issuance of our 8.375% Senior Notes in July 2011, net of $8.8 million in debt issuance costs, and net of the repayments of all outstanding amounts under our Credit Agreement and all aggregate principal amounts of our then-outstanding 7.17% Senior Notes. This increase was also due to an increase of $5.4 million in cash dividends paid due to the accelerated dividend declared and paid in December 2012. These increases were offset by net decreases of $22.9 million in purchases of treasury stock. See Note 8 to our Consolidated Financial Statements in Part II-Item 8 for further discussion of our short-term borrowings and long-term obligations.

Net cash used in financing activities for the year ended December 31, 2011 was $26.4 million compared to $68.1 million in 2010. The decrease was due, in large part, to (i) proceeds of $250.0 million aggregate principal related to the issuance of our 8.375% Senior Notes, net of $9.1 million in debt issuance costs and (ii) decreases of $30.5 million in cash dividends paid. This decrease was offset by (i) the use of $195.0 million of the net proceeds from the offering to repay all outstanding amounts under our Credit Agreement and all aggregate principle amounts of our then-outstanding 7.17%Senior Notes,  (ii) net increases of $13.3 million in purchases of treasury stock and (iii) $2.4 million in cash paid for taxes on the vesting of RSUs. See Note 8 to our Consolidated Financial Statements in Part II-Item 8 for further discussion of our short-term borrowings and long-term obligations.

Regulatory Requirements

Our liquidity and available cash resources are in part restricted by the regulatory requirements of certain of our material operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers LLC, Amerex Brokers LLC, GFI Brokers Limited, The Kyte Group Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital, licensing and financial requirements. U.S. and U.K. regulations prohibit a registered broker-dealer from repaying borrowings of its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification or approval from its principal regulator. See Note 20 to the Consolidated Financial Statements in Part II-Item 8 for further details on our regulatory requirements.

Short and Long Term Debt

Our outstanding debt at December 31, 2012 and December 31, 2011 consists of our 8.375% Senior Notes. During the year ended December 31, 2011, we used $135.3 million and $67.8 million of the net proceeds from the issuance of the 8.375% Senior Notes to repay all outstanding amounts pursuant to the Credit Agreement and to repay all of the outstanding principal and interest to redeem the 7.17% Senior Notes, respectively, as well as to pay all premiums and transaction expenses associated therewith. Following the issuance of the 8.375% Senior Notes, the available borrowing capacity under the Credit Agreement decreased from $200 million to approximately $129.5 million. In March, 2013, we entered into an amendment to our Credit Agreement, which decreased the maximum borrowing capacity to $75 million until December 2013, at which time $18.75 million of the lender commitments mature.  The remaining $56.25 million of the lender commitments mature in December 2015. See Note 8 to the Consolidated Financial Statements in Part II-Item 8 for further details on the Credit Agreement, our 8.375% Senior Notes and our 7.17% Senior Notes.

Credit Ratings

As of December 31, 2012, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody’s Investor Services	Ba2	Stable
Standard & Poor’s	BB-	Negative
Fitch Ratings Inc.	BBB-	Stable

Credit ratings and outlooks can be revised at any time if such rating agency decides the circumstances warrant a revision.  In addition, a reduction in our rating may affect the availability of future debt financing and the terms that are available to us.  If our credit rating is further downgraded by any of the rating agencies, our applicable per annum interest rate on our outstanding 8.375% Senior Notes could increase up to a maximum of 200 basis points over the original interest rate.

On April 23, 2012, Standard & Poor’s (“S&P”) lowered its credit rating on our 8.375% Senior Notes one notch to BB+, which increased our applicable per annum interest, effective July 19, 2012, by 25 basis points, equating to $0.6 million in additional interest expense per annum. On July 6, 2012, Fitch Ratings Inc. (“Fitch”) lowered its credit rating on our 8.375% Senior Notes one notch to BBB-, which did not have any impact on the applicable interest rate related to the 8.375% Senior Notes as Fitch’s rating did not go below the base rating. On December 21, 2012, S&P further lowered its credit rating on our 8.375% Senior Notes two notches to BB-, which will increase our applicable per annum interest, effective January 19, 2013, by an additional 50 basis points, equating to $1.25 million in additional interest expense per annum. On January 18, 2013, Moody’s Investor Services lowered its credit rating on our 8.375% Senior Notes two notches to B1, which will increase our applicable per annum interest, effective January 19, 2013, by an additional 50 basis points, equating to $1.25 million in additional interest expense per annum.

The aggregate effect of these downgrades to our credit rating by the various rating agencies equate to $3.1 million in additional interest expense per annum.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In December 2010, in addition to the quarterly dividends declared by our Board of Directors, our Board also declared a special cash dividend of $0.25 per share. In December 2012, our Board of Directors declared a fourth quarter dividend that was declared and paid, on an accelerated basis, in December 2012.  Cash dividends paid in 2012, 2011 and 2010 were approximately $29.6 million $24.2 million and $54.7, respectively.

Common Stock

It is our expectation that we may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 10 to our Consolidated Financial Statements in Part II-Item 8 for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of December 31, 2012:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases(1)	$141,283	$14,850	$23,558	$19,821	$83,054
Interest on Long-term obligations(2)	143,126	22,813	48,125	48,125	24,063
Long-term obligations	250,000	—	—	—	250,000
Purchase obligations(3)	29,504	22,750	5,618	1,136	—
Total	$563,913	$60,413	$77,301	$69,082	$357,117

(1)                                 The amounts listed under Operating leases include the future minimum rental commitments relating to a twenty-year lease that we entered into for our current primary U.S. office space in June 2007. At December 31, 2012, the total minimum rental commitments under this lease totaled $73.9 million, with $4.5 million due in less than one year, $8.9 million due within one to three years, $9.0 million due within three to five years and $51.5 million due in more than five years. See Note 13 to the Consolidated Financial Statements in Part II—Item 8 for further details.

(2)                                 The amounts listed under Interest on Long-term obligations include increases to our applicable per annum interest on our 8.375% Senior Notes that were effective as a result of downgrades to our credit rating by the various credit agencies in 2012 and 2013. In the event that our credit ratings are subsequently changed, the applicable per annum interest could increase or decrease and the amounts disclosed in this table would also change. See Note 8 to the Consolidated Financial Statements in Part II—Item 8 for further details.

(3)                                 The amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures. See Note 13 to our Consolidated Financial Statements in Part II—Item 8 for further discussion.

As disclosed in Note 9 to the Consolidated Financial Statements in Part II—Item 8, we have unrecognized tax benefits of approximately $9.0 million, excluding interest of $1.0 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions which have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements at December 31, 2012.

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

Fair Value of Financial Instruments

Certain of our assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and substantially all have settled at the contracted amounts following December 31, 2012. Our marketable equity securities, included in Other assets, are recorded at fair value based on their quoted market price. Our investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Our debt obligations are carried at historical amounts.

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

Convertible note receivable, available-for-sale — As discussed in Note 7 to the Consolidated Financial Statements in Part II-Item 8, the Company exchanged its membership interest in a third party brokerage firm for a convertible senior secured promissory note in that company. This security was previously measured using valuation techniques involving quoted prices of or market data for comparable companies, including credit ratings, peer company ratios and discounted cash flow analyses. As the inputs used in estimating the fair value of this convertible debt security were both unobservable and significant to the overall fair value measurement of this asset, the asset was categorized within Level 3 of the fair value hierarchy. During the three months ended September 30, 2012, the third party brokerage firm notified the Company that they had immediate liquidity concerns and that there was the prospect of insolvency in the near future.  Based upon this information, the Company determined its estimated fair value of the convertible senior secured promissory note to be zero.  See Note 7 for further details.

Future Purchase Commitment - In connection with the acquisition of 70% of the equity ownership interests in Kyte, we agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte’s earnings, such payment to be made following June 30, 2013. In applying the income approach, we assumed a 15.5% and 16.0% discount rate as of December 31, 2012 and December 31, 2011, respectively, and used forecasted financial information for Kyte for the remaining period ended June 30, 2013. As the inputs used in estimating the fair value of this future purchase commitment are both unobservable and significant to the overall fair value measurement of this liability, the liability is categorized in Level 3 of the fair value hierarchy.

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

In the year ended December 31, 2012 and 2011, we did not have any material transfers amongst Level 1, Level 2, and Level 3.

Variable Interest Entities

We determine whether we hold any interests in entities deemed to be a variable interest entity (“VIE”). A VIE is an entity that lacks one or more of the following characteristics (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. We have a controlling financial interest and will consolidate a VIE if we are the primary beneficiary.

The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant.

As of December 31, 2012, we hold interests in certain VIEs. One of these VIEs is consolidated because it was determined that we are the primary beneficiary of this VIE because: (1) we provided the majority of the start-up capital and (2) we have consent rights on activities that we believe would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that we are not the primary beneficiary, most commonly due the determination that we lacked significant equity ownership and voting power.  We reassess our initial evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power.  We reassess our determination of whether we are the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

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

In 2011, the Company early adopted Accounting Standards Update No. 2011-08”Intangibles — Goodwill and Other (Topic 350)” (“ASU 2011-08”). In accordance with the amended guidance prescribed by ASU 2011-08, we first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. After assessing qualitative factors, if we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary.  If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value or the Company elects to bypass the qualitative assessment for any reporting unit, then a two-step goodwill impairment test, prescribed by ASC 350, must be performed, whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit’s book value. If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that reporting unit be written down to the value implied by the reporting unit’s recent valuation and the estimated fair value of the assets and liabilities.

For the reporting units where a two-step goodwill impairment test, is performed, the primary valuation methods used by us to estimate the fair value of its reporting units are the income and market approach. In applying the income approach, projected cash flows available for distribution and the terminal value are discounted to present value to derive an indication of fair value of the business enterprise. The market approach compares the reporting unit to selected reasonably similar publicly-traded companies. Trading and transaction comparables are used as general indicators to assess the general reasonableness of the estimated fair values.

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of our goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. Based on the results of the annual impairment tests performed as of November 1, 2012 and 2011, respectively, no goodwill impairment was recognized during the years ended December 31, 2012 and 2011.

In 2011, we performed a qualitative assessment on the Trayport, Fenics, and Americas Brokerage reporting units and noted that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. However, for the EMEA Brokerage and Clearing and Backed Trading reporting units, we elected to bypass the qualitative assessment and perform a two-step goodwill impairment test. As a result of the two-step impairment test, the fair value of EMEA Brokerage and Clearing and Backed Trading were substantially in excess of their respective carrying values.

In 2012, we performed a qualitative assessment on the Trayport and Fenics reporting units and noted that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. However, for the Americas Brokerage, EMEA Brokerage, and Clearing and Backed Trading reporting units, we elected to bypass the qualitative assessment and perform a two-step goodwill impairment test. As a result of the two-step impairment test, the fair value of the Americas brokerage and EMEA brokerage reporting units were substantially in excess of their respective carrying values.

The Clearing and Backed Trading reporting unit’s fair value exceeded its carrying value by approximately 2.5%.  We estimated the fair value of our Clearing and Backed Trading reporting unit using a weighted average of both the market and income approaches. Under the market approach, the fair value of the reporting unit was based on applying market multiples to its estimated projected revenues and earnings. Key assumptions included management’s budgeted statement of operations for the year ended December 31, 2013 and estimated growth rate assumptions for future periods, a range of forward market multiples of comparable companies and a reasonable control premium to apply to the derived market multiples.  The applicable multiples were selected based on the similarities and differences  between our Clearing and Backed Trading reporting unit and guideline companies in the same sector, including profitability, growth prospects, size, as well as overall risks. The estimated control premium was determined based upon general consideration of premiums paid in individual transactions over a period of time. Under the income approach, the fair value of the reporting unit was based on the present value of estimated future cash flows. Key assumptions used in estimating these cash flows included applying business growth rate assumptions to future cash flows over a period of time and an estimated terminal value thereafter. We discounted the resulting expected cash flows using an estimated weighted average cost of capital to arrive at a present value amount that approximates fair value. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment evaluation for the Clearing and Backed trading reporting segment.

As a result of continued economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment.  In addition, to the extent that securities valuations or trading volumes are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of local or global economic conditions, the revenues and profitability of our Clearing and Backed Trading reporting unit may be adversely affected.  In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions.  As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of our Clearing and Backed Trading reporting unit at such time.  Any impairment could reduce materially the recorded amount of goodwill with a corresponding charge to our earnings.

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

Income Taxes

In accordance with ASC 740, Income Taxes, (“ASC 740”) we provide for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Our interpretation of complex tax law may impact our measurement of current and deferred income taxes.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our Consolidated Financial Statements and we have included the disclosures required by this guidance in Note 16 to the Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income (“ASU 2011-05”). The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require entities to report the components of comprehensive income  in either (1) a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles — Goodwill and Other (Topic 350) (“ASU 2011-08”).ASU 2011-08 amends current guidance to allow entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  The amendments in ASU 2011-08 are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We early adopted ASU 2011-08 effective the fourth quarter of 2011. The adoption of ASU 2011-08 did not have a material impact on our Consolidated Financial Statements as we were previously in compliance with the presentation requirements of this ASU.

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position. In January 2013, the FASB issued an amendment to ASU 2011-11, ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”).  ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815- Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transaction that are either offset in accordance with Balance Sheet (Topic 210) guidance, Derivatives and Hedging (Topic 815) guidance, or subject to an enforceable master netting arrangement or similar agreement.  The new disclosures are required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented. We are evaluating the effect of this guidance and we do not expect the adoption of ASU 2013-01 to have a material impact on our Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).The amended guidance simplifies how entities test for impairment of indefinite-lived intangible assets. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary. The amendments do not change the measurement of impairment losses. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We do not expect the adoption of ASU 2012-02 to have a material impact on our Consolidated Financial Statements.

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

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. At December 31, 2012 and 2011, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $2.6 million as of December 31, 2012.

Interest Rate Risk

We are exposed to changes in market interest rates that impact our variable-rate short-term borrowings that may be outstanding under our Credit Agreement from time to time. As of December 31, 2012, we had no amounts outstanding under our Credit Agreement. As of December 31, 2012, the interest rate on our entire $250 million long-term debt was comprised of a fixed-rate.  Fluctuations in market interest rates will have no impact on the amount of interest we must pay on these fixed-rate debt obligations.

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

We have established policies and procedures to manage our exposure to credit risk. We maintain a thorough credit approval process to limit our exposure to counterparty risk and employ stringent monitoring to control the market and counterparty risk from our matched principal business. Our brokers may only execute transactions for clients that have been approved by our credit committee following review by our credit department. Our credit approval process includes verification of key financial information and operating data and anti-money laundering verification checks. Our credit review process may include consideration of independent credit agency reports and a visit to the entity’s premises, if necessary. We have developed and utilize a proprietary, electronic credit risk monitoring system.

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

Market Risk

We are exposed to market risk associated with our principal transactions and, in certain instances, in the provision of clearing services. Through our subsidiaries, we conduct both matched principal and principal trading businesses, primarily involving fixed income and equity securities, but also for certain listed derivative products.

In matched principal transactions, we act as a “middleman” by serving as counterparty on one side of a customer trade and entering into an offsetting trade with another party relatively quickly (often within minutes and generally on the same trading day). These transactions are then settled through a third- party clearing organization. Settlement typically occurs within one to three business days after the trade date. Cash settlement of the transaction occurs upon receipt or delivery of the underlying instrument that was traded. In a limited number of circumstances, we may settle a principal transaction by physical delivery of the underlying instrument.

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

Liability for unmatched trades could adversely affect our results of operations and balance sheet. Although the significant majority of our principal trading is done on a “matched principal” basis, we may take unmatched positions for our own account generally in response to customer demand, primarily to facilitate the execution of existing customer orders or in anticipation that future customer orders will become available to fill the other side of the transaction. While we seek to minimize our exposure to market risk by entering into offsetting trades or a hedging transaction relatively quickly (often within minutes and generally on the same trading day), we may not always enter into an offsetting trade on the same trading day and any hedging transaction we may enter into may not fully offset our exposure. Therefore, although any unmatched positions are intended to be held short term, we may not entirely offset market risk and may be exposed to market risk for several days or more or to a partial extent or both.

Additionally, we have authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or to engage in principal trading for our own account. These principal positions may ultimately be matched against a customer order or through a market intermediary, either in the short term (such as the same trading day) or we may hold these positions for several days or more. The number and size of these transactions may affect our results of operations in a given period and we may also incur losses from these trading activities due to market fluctuations and volatility from quarter to quarter. We are currently subject to covenants in our Credit Agreement, which generally limit the aggregate amount of securities which we may trade for our own account to 7.5% of our consolidated capital. To the extent that we own assets, i.e., have long positions, in any of those markets, a downturn in the value of those assets or in those markets could result in losses from a decline in the value of those long positions. Conversely, to the extent that we have sold assets we do not own, i.e., have short positions, in any of those markets, an upturn in those markets could expose us to significant losses as we attempt to cover our short positions by acquiring assets in a rising market. To the extent these securities positions are not disposed of intra-day, we mark these positions to market.

In certain instances, we may provide credit for margin requirements to customers, secured by collateral in a customer’s account. In such cases, we are exposed to the market risk that the value of the collateral we hold could fall below the amount of a customer’s indebtedness. This risk can be amplified in any situation where the market for the underlying security is rapidly declining. Agreements with customers that have margin accounts permit us to liquidate their securities in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our risk management policies with respect to margin, we may be unable to liquidate a customer’s positions for various reasons, or at a price sufficient to cover any deficiency in a customer’s account. If we were unable to liquidate a position at a price sufficient to cover any deficiency or if a customer was unable to post additional margin, we may suffer a loss.

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

Operational Risk

Operational risk refers to the risk of financial or other loss, or potential damage to our reputation, resulting from inadequate or failed internal processes, people, resources, systems or from external events. We may incur operational risk across the full scope of business activities and support functions. We have operational risk polices that are designed to reduce the likelihood and impact of operational incidents as well as to mitigate legal, regulatory and reputational risk. Primary responsibility for the management of operational risk resides with the business managers, risk and control functions, and various management committees through the use of processes and controls designed to identify, assess, manage, mitigate and report operational risk. For additional discussions of our operational risks, see “Item 1A—Risks Related to Our Operations.”

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ equity present fairly, in all material respects, the financial position of GFI Group Inc. and its subsidiaries at December 31, 2012 and the results of their operations and their cash flows for the year in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A, Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

GFI Group Inc.

New York, New York

We have audited the accompanying consolidated statement of financial condition of GFI Group Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and changes in stockholders’ equity for the years ended December 31, 2011 and 2010. Our audits also included the financial statement schedule listed in the Index at Item 15 for the periods ended December 31, 2011 and 2010. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GFI Group Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for years ended December 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2012 (March 12, 2013 as to Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements - ASU No. 2011-05 Presentation of Comprehensive Income)

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share and per share amounts)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$227,441	$245,879
Cash and securities segregated under federal and other regulations	47,494	12,756
Commissions receivable, net	73,930	94,971
Receivables from brokers, dealers and clearing organizations	252,696	251,794
Property, equipment and leasehold improvements, net	58,835	61,947
Goodwill	267,977	266,506
Intangible assets, net	48,492	58,027
Other assets	203,196	198,669
TOTAL ASSETS	$1,180,061	$1,190,549
Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$79,195	$127,089
Accounts payable and accrued expenses	36,674	56,547
Payables to brokers, dealers and clearing organizations	164,935	89,529
Payables to clearing services customers	139,627	120,909
Long-term obligations	250,000	250,000
Other liabilities	83,574	97,563
Total Liabilities	754,005	741,637
Commitments and contingencies (Note 13)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 134,689,148 and 131,669,676 shares issued at December 31, 2012 and 2011, respectively	1,347	1,317
Additional paid in capital	374,798	365,835
Retained earnings	121,415	160,934
Treasury stock, 17,313,686 and 14,145,038 common shares at cost at December 31, 2012 and 2011, respectively	(75,020)	(73,919)
Accumulated other comprehensive income (loss)	2,542	(6,955)
Total Stockholders’ Equity	425,082	447,212
Non-controlling interests	974	1,700
Total Equity	426,056	448,912
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,180,061	$1,190,549

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Agency commissions	$484,386	$561,026	$534,239
Principal transactions	211,159	235,580	215,563
Total brokerage revenues	695,545	796,606	749,802
Clearing services revenues	118,011	112,735	41,878
Interest income from clearing services	1,964	2,300	671
Equity in net earnings of unconsolidated businesses	8,569	10,466	3,974
Software, analytics and market data	84,153	73,620	60,637
Other income	16,345	19,746	5,640
Total revenues	924,587	1,015,473	862,602
Interest and transaction-based expenses
Transaction fees on clearing services	113,726	108,283	39,918
Transaction fees on brokerage services	22,843	24,541	27,213
Interest expense from clearing services	973	1,878	427
Total interest and transaction-based expenses	137,542	134,702	67,558
Revenues, net of interest and transaction-based expenses	787,045	880,771	795,044
Expenses
Compensation and employee benefits	546,501	627,368	558,248
Communications and market data	60,760	60,728	49,579
Travel and promotion	35,850	40,011	37,517
Rent and occupancy	23,667	24,664	22,413
Depreciation and amortization	36,624	38,943	34,431
Professional fees	23,238	27,413	25,949
Interest on borrowings	26,885	25,759	11,063
Other expenses	34,777	35,803	24,041
Total other expenses	788,302	880,689	763,241
(Loss) income before provision for income taxes	(1,257)	82	31,803
Provision for income taxes	8,387	2,647	5,884
Net (loss) income before attribution to non-controlling stockholders	(9,644)	(2,565)	25,919
Less: Net income attributable to non-controlling interests	309	616	304
GFI’s net (loss) income	$(9,953)	$(3,181)	$25,615
(Loss) earnings per share available to common stockholders
Basic	$(0.09)	$(0.03)	$0.21
Diluted	$(0.09)	$(0.03)	$0.20
Weighted average shares outstanding
Basic	116,014,202	118,334,995	120,275,918
Diluted	116,014,202	118,334,995	125,522,128
Dividends declared per share of common stock	$0.25	$0.20	$0.45

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net (loss) income before attribution to non-controlling stockholders	$(9,644)	$(2,565)	$25,919
Other comprehensive income (loss):
Foreign currency translation adjustment	9,196	(3,201)	2,123
Unrealized gain (loss) on available-for-sale securities, net of tax (1)	253	(1,486)	183
Total other comprehensive income (loss)	9,449	(4,687)	2,306
Comprehensive (loss) income including non-controlling stockholders	(195)	(7,252)	28,225
Comprehensive income attributable to non-controlling stockholders	261	465	374
GFI’s comprehensive (loss) income	$(456)	$(7,717)	$27,851

(1)                                 Amounts are net of (provision for) benefit from income taxes of $(69), $547 and $(71) for the years ended December 31, 2012, 2011 and 2010, respectively.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before attribution to non-controlling stockholders	$(9,644)	$(2,565)	$25,919
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,624	38,943	34,431
Share-based compensation	32,404	32,772	26,674
Tax expense related to share-based compensation	2,213	1,764	2,042
Amortization of prepaid bonuses and forgivable loans	26,549	33,652	25,707
Benefit from deferred taxes	(3,311)	(4,866)	(22,632)
(Gains) losses on foreign exchange derivative contracts, net	(2,011)	415	(3,529)
(Gains) losses from equity method investments, net	(575)	(1,223)	29
Amortization of loan fees	2,175	1,709	939
Provision for doubtful accounts	319	250	(829)
Loss on disposal of fixed assets	155	590	121
Impairment of investments	5,362	8,829	—
Mark-to-market of future purchase commitment	(9,545)	(6,941)	(200)
Mark-to-market of equity warrants	2,475	—	—
Gain on remeasurement of previously held equity interest	215	—	(3,695)
Other non-cash charges, net	269	(617)	(358)
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	(26,572)	12,171	(16,841)
Commissions receivable	20,726	7,847	4,222
Receivables from brokers, dealers and clearing organizations	(9,068)	18,862	(56,116)
Other assets	(46,515)	(44,956)	(34,368)
Increase (decrease) in operating liabilities:
Accrued compensation	(47,894)	14,554	6,069
Accounts payable and accrued expenses	(19,881)	(8,125)	(10,473)
Payables to brokers, dealers and clearing organizations	75,406	(82,889)	104,287
Payables to clearing services customers	18,718	(5,044)	9,345
Other liabilities	71	(10,553)	5,362
Cash provided by operating activities	48,665	4,579	96,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired, and purchases of intangible and other assets	—	(3,300)	(28,655)
Proceeds from other investments	1,106	1,062	662
Proceeds from notes receivable	—	882	1,000
Purchases of other investments	(3,121)	(11,300)	(24,647)
Purchase of property, equipment and leasehold improvements	(5,907)	(10,694)	(8,536)
Payments for internally developed software	(11,394)	(12,663)	(4,678)
Proceeds on foreign exchange derivative contracts	6,480	5,893	13,575
Payments on foreign exchange derivative contracts	(2,669)	(11,172)	(6,695)
Issuance of notes receivable	—	(4,953)	(800)
Cash used in investing activities	(15,505)	(46,245)	(58,774)

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	195,000	55,000	60,000
Repayments of short-term borrowings	(195,000)	(190,000)	(40,000)
Proceeds from long-term obligations	—	250,000	—
Repayment of long-term obligations	—	(60,000)	—
Purchases of treasury stock	(12,939)	(35,868)	(22,609)
Cash dividends paid to common stockholders	(29,566)	(24,180)	(54,658)
Payment of debt issuance costs	(134)	(8,891)	(2,719)
Proceeds from exercises of stock options	30	75	645
Cash paid for taxes on vested restricted stock units	(9,479)	(9,102)	(6,724)
Payment of contingent consideration liabilities	(769)	(1,693)	—
Tax expense related to share-based compensation	(2,213)	(1,764)	(2,042)
Cash used in financing activities	(55,070)	(26,423)	(68,107)
Effects of exchange rate changes on cash and cash equivalents	3,472	93	2,271
DECREASE IN CASH AND CASH EQUIVALENTS	(18,438)	(67,996)	(28,504)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	245,879	313,875	342,379
CASH AND CASH EQUIVALENTS, END OF PERIOD	$227,441	$245,879	$313,875
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$25,240	$17,525	$11,391
Cash paid for income taxes	$15,024	$23,948	$23,998
Cash received from income tax refunds	$2,131	$8,539	$4,491

Non-Cash Investing and Financing Activities:

During 2012, the Company did not have any non-cash investing and financing activity.  During 2011, the Company recorded a $1,084 debit to Additional paid in capital with respect to the cancellation of 276,625 shares of the Company’s common stock in connection with the exchange of the Company’s membership interest in an equity method investment for a convertible senior secured promissory note. During 2010, in connection with the business combinations described in Note 5, the Company recorded $20,604 within Other liabilities and recorded the following items within Stockholders’ Equity: $20,088 related to the issuance of 3,492,095 shares of the Company’s common stock and $15,558 related to 3,682,916 of contingently issuable shares of the Company’s common stock. Additionally, the Company recorded $1,627 with respect to the issuance of 414,938 shares of the Company’s common stock in connection with an equity method investment during 2010.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comp. Income (loss)	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2009	$1,209	$296,430	$(22,901)	$217,338	$(4,574)	$487,502	$—	$487,502
Purchase of treasury stock	—	—	(22,609)	—	—	(22,609)	—	(22,609)
Issuance of treasury stock	—	(2,077)	2,077	—	—	—	—	—
Common stock issued and issuable for acquisitions	57	37,214	—	—	—	37,271	—	37,271
Issuance of common stock for exercise of stock options and vesting of restricted stock units	21	624	—	—	—	645	—	645
Withholding of restricted stock units in satisfaction of tax requirements	—	(6,724)	—	—	—	(6,724)	—	(6,724)
Tax expense associated with share-based awards	—	(2,042)	—	—	—	(2,042)	—	(2,042)
Foreign currency translation adjustment	—	—	—	—	2,123	2,123	70	2,193
Unrealized gain on available-for- sale securities, net of tax	—	—	—	—	183	183	—	183
Dividends to stockholders	—	—	—	(54,658)	—	(54,658)	—	(54,658)
Share-based compensation	—	26,805	—	—	—	26,805	—	26,805
Non-controlling interests from business acquisitions	—	—	—	—	—	—	737	737
Net income	—	—	—	25,615	—	25,615	304	25,919
Balance, December 31, 2010	1,287	350,230	(43,433)	188,295	(2,268)	494,111	1,111	495,222
Purchase of treasury stock	—	—	(35,868)	—	—	(35,868)	—	(35,868)
Issuance of treasury stock	—	(5,379)	5,382	—	—	3	—	3
Common stock issued (cancelled) in connection with an investment	1	(1,084)	—	—	—	(1,083)	—	(1,083)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	29	46	—	—	—	75	—	75
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,102)	—	—	—	(9,102)	—	(9,102)
Tax expense associated with share-based awards	—	(1,764)	—	—	—	(1,764)	—	(1,764)
Foreign currency translation adjustment	—	—	—	—	(3,201)	(3,201)	(27)	(3,228)
Unrealized loss on available-for- sale securities, net of tax	—	—	—	—	(1,486)	(1,486)	—	(1,486)
Dividends to stockholders	—	—	—	(24,180)	—	(24,180)	—	(24,180)
Share-based compensation	—	32,888	—	—	—	32,888	—	32,888
Net (loss) income	—	—	—	(3,181)	—	(3,181)	616	(2,565)
Balance, December 31, 2011	1,317	365,835	(73,919)	160,934	(6,955)	447,212	1,700	448,912
Purchase of treasury stock	—		(12,939)	—	—	(12,939)	—	(12,939)
Issuance of treasury stock	—	(11,828)	11,838	—	—	10	—	10
Issuance of common stock for exercise of stock options and vesting of restricted stock units	30	(8)	—	—	—	22	—	22
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,479)	—	—	—	(9,479)	—	(9,479)
Tax expense associated with share-based awards	—	(2,213)	—	—	—	(2,213)	—	(2,213)
Foreign currency translation adjustment	—	—	—	—	9,244	9,244	(48)	9,196
Unrealized loss on available-for- sale securities, net of tax	—	—	—	—	253	253	—	253
Dividends to stockholders	—		—	(29,566)		(29,566)	—	(29,566)
Share-based compensation	—	32,491	—	—	—	32,491	—	32,491
Adjustment to non-controlling interests from business acquisitions(1)	—	—	—	—	—	—	(945)	(945)
Other capital adjustments	—	—	—	—	—	—	(42)	(42)
Net (loss) income	—	—	—	(9,953)	—	(9,953)	309	(9,644)
Balance, December 31, 2012	$1,347	$374,798	$(75,020)	$121,415	$2,542	$425,082	$974	$426,056

(1) See footnote 6 in the notes to consolidated financial statements for discussion.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

The Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services, and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry. As of December 31, 2012, Jersey Partners, Inc. (“JPI”) owned approximately 41% of the Company’s outstanding shares of common stock. The Company’s executive chairman, Michael Gooch, is the controlling shareholder of JPI.

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

Certain amounts in the Consolidated Statement of Financial Position as of December 31, 2011 and Consolidated Statements of Cash Flows for the year ended December 30, 2011 and 2010 have been reclassified to conform to the current year presentation.

During the fourth quarter of 2012, the Company corrected an error related to an estimated loss accrual on a sublease of the Company’s former headquarters that originated in 2008. The Company has evaluated the effects of this error and concluded that it is immaterial to the Company’s previously issued quarterly and annual Consolidated Financial Statements. The Company also determined that the cumulative effect of this error is immaterial to the current year Consolidated Financial Statements. The adjustment was therefore corrected, on a cumulative basis, in the current year. The cumulative pre-tax adjustment recorded in 2012 was a reduction to both Accounts payable and accrued expenses and Rent and occupancy expense of $3,215, of which approximately $335, $160 and $160 related to 2012, 2011 and 2010, respectively. The remaining $2,560 related to years prior to 2010.

During the fourth quarter of 2012, the Company identified an error in its Consolidated Financial Statements for the years ended December 31, 2011 and 2010 related to the 2010 acquisition of Kyte. See Note 6 for further information.

Consolidation Policies

General— The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, equity interests that are not owned by the Company are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Consolidated Statements of Operations, and the portion of the stockholders’ equity of such subsidiaries is presented as Non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statements of Changes in Stockholders’ Equity.  All intercompany transactions and balances have been eliminated.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Variable Interest Entities—The Company determines whether it holds any interests in entities deemed to be a variable interest entity (“VIE”). A VIE is an entity that lacks one or more of the following characteristics (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. The Company has a controlling financial interest and will consolidate a VIE if it is the primary beneficiary.

The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant.

As of December 31, 2012, the company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE’s start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary due to the level of  equity ownership and voting power.  The Company reassesses its initial evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power.  The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 18 for disclosures on Variable Interest Entities.

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

Commissions Receivable—Commissions receivable represents amounts due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and other derivative brokerage transactions. In estimating the allowance for doubtful accounts, management considers the length of time receivables are past due and historical experience. In addition, if the Company is aware of a client’s inability to meet its financial obligations, a specific provision for doubtful accounts is recorded in the amount of the estimated losses that will result from the inability of that client to meet its financial obligation. Commissions receivable are presented net of allowance for doubtful accounts of approximately $1,710 and $1,453 as of December 31, 2012 and 2011, respectively.

Receivables from and Payables to Brokers, Dealers and Clearing Organizations—Receivables from and payables to brokers, dealers and clearing organizations primarily represent: (i) principal transactions for which the stated settlement dates have not yet been reached, (ii) principal transactions which have not settled as of their stated settlement dates, (iii) cash, including deposits, held at clearing organizations and exchanges in support of the Company’s clearing business and to facilitate settlement and clearance of matched principal transactions and (iv) the spread on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges.

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

In 2011, the Company early adopted Accounting Standards Update No. 2011-08”Intangibles — Goodwill and Other (Topic 350)” (“ASU 2011-08”). In accordance with the amended guidance prescribed by ASU 2011-08, the Company first assesses qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment is based on reviewing the totality of several factors, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, other entity specific events (for example, changes in management) or other events such as selling or disposing of a reporting unit. After assessing qualitative factors, if the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, no further testing is necessary.  If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value or the Company elects to bypass the qualitative assessment for any reporting unit, then a two-step goodwill impairment test, prescribed by ASC 350, must be performed, whereby management first compares the fair value of each reporting unit with recorded goodwill to that reporting unit’s book value. If management determines, as a result of this first step, that the fair value of the reporting unit is less than its carrying value, a second step in the impairment test process would require that the recorded goodwill at that reporting unit be written down to the value implied by the reporting unit’s recent valuation and the estimated fair value of the assets and liabilities.

For the reporting units where a two-step goodwill impairment test is performed, the primary valuation methods used by the Company to estimate the fair value of its reporting units are the income and market approach. In applying the income approach, projected cash flows available for distribution and the terminal value are discounted to present value to derive an indication of fair value of the business enterprise. The market approach compares the reporting unit to selected reasonably similar publicly-traded companies. Trading and transaction comparables are used as general indicators to assess the general reasonableness of the estimated fair values.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. See Note 6 for further information.

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Consolidated Statements of Financial Condition.  At December 31, 2012 and 2011, the Company had prepaid bonuses of $31,847 and $36,797, respectively.  At December 31, 2012 and 2011, the Company had forgivable employee loans and advances to employees of $31,655 and $23,909, respectively. Amortization of prepaid bonuses and forgivable employee loans for the years ended December 31, 2012, 2011 and 2010 was $26,549, $33,652 and $25,707, respectively, and is included within Compensation and employee benefits.

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. See Note 19 for further information.  Investments for which the Company does not have the ability to exert significant influence over operating and financial

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At December 31, 2012 and 2011, the Company had cost method investments of $4,671 and $4,059, respectively, included within Other assets.  The fair value of the Company’s cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax.  The fair value of the Company’s available-for-sale securities was $3,355 and $8,263 as of December 31, 2012 and 2011, respectively, included within Other assets.

Fair Value of Financial Instruments—In accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), the Company estimates fair values of financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and, accordingly, changes in assumptions or in market conditions could adversely affect the estimates. The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by ASC 820-10.  See Note 16 for further information.

Fair Value Option—In accordance with ASC 825-10-25, Financial Instruments - Recognition, the Company has elected the fair value option to account for its future commitment to  purchase the remaining 30% equity interest in The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). See Note 5 for further discussion regarding this future purchase commitment.

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

The primary reason for electing the fair value option on the future commitment to purchase the remaining 30% equity interest in Kyte is to timely reflect economic events in earnings, as management’s assessment of the future purchase commitment value is driven by Kyte’s earnings subsequent to the initial acquisition date and net present value at a specific point in time.

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

In the normal course of its matched principal and principal trading businesses, the Company may hold security positions overnight. These positions are marked to market on a daily basis.

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

Other Income—Included within Other income on the Company’s Consolidated Statements of Operations are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items and gains and losses on certain investments and interest income earned on short-term investments.

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

In 2011, the Company recorded a charge of $19,443 to Compensation and employee benefits that primarily related to severance costs and the restructuring of certain employment agreements.

Share-Based Compensation—The Company’s share-based compensation mainly consists of RSUs. The Company accounts for share-based compensation in accordance with ASC 718 Compensation—Stock Compensation (“ASC 718”). This accounting guidance requires measurement of compensation expense for equity-based awards at fair value and recognition of compensation expense over the service period, net of estimated forfeitures. In all periods presented, the only share-based compensation expense recognized by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company’s common stock, measured as of the closing price on the date of grant. See Note 12 for further information.

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

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive (loss) income and included in accumulated other comprehensive income (loss) in stockholders’ equity. Net losses resulting from remeasurement of foreign currency transactions and balances for the years ended December 31, 2012, 2011 and 2010 were $(3,635), $(220) and $(6,770), respectively, and are included in Other income in the Consolidated Statement of Operations.

Recent Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments result in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS. The amendments in ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s Consolidated Financial Statements and the Company has included the disclosures required by this guidance in Note 16.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income (“ASU 2011-05”). The main objective of ASU 2011-05 is to improve the comparability, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require entities to report the components of comprehensive income in either (1) a single continuous statement of comprehensive income or (2) in two separate but consecutive statements. The amendments in this standard do not change the items that must be reported in OCI. The amendments in ASU 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of ASU 2011-05 did not have a material impact on the Company’s Consolidated Financial Statements as the Company was previously in compliance with the presentation requirements of this ASU.

In September 2011, the FASB issued ASU No. 2011-08 Intangibles — Goodwill and Other (Topic 350)(“ASU 2011-08”) which amends current guidance to allow entities to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. After assessing qualitative factors, if an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further testing is necessary.  If an entity determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the traditional two-step goodwill impairment test must be performed.  The amendments in ASU 2011-08 are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted ASU 2011-08 effective the fourth quarter of 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position.  In January 2013, the FASB issued an amendment to ASU 2011-11, ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”).  ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815- Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

repurchase agreements, and securities borrowing and securities lending transaction that are either offset in accordance with Balance Sheet (Topic 210) guidance, Derivatives and Hedging (Topic 815) guidance, or subject to an enforceable master netting arrangement or similar agreement. The new disclosures are required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented. The Company is evaluating the effect of this guidance and does not expect the adoption of ASU 2013-01 to have a material impact on the Company’s Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The amended guidance simplifies how entities test for impairment of indefinite-lived intangible assets. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary. The amendments do not change the measurement of impairment losses. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its Consolidated Financial Statements.

3. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	December 31,
	2012	2011
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$164,090	$86,097
Receivables from and deposits with clearing organizations and financial institutions	87,348	165,303
Net pending trades	1,258	394
Total	$252,696	$251,794
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$158,256	$87,254
Payables to clearing organizations and financial institutions	6,679	2,275
Total	$164,935	$89,529

Substantially all fail to deliver and fail to receive balances at December 31, 2012 and 2011 have subsequently settled at the contracted amounts.

In addition to the balances above, the Company had Payables to clearing services customers of $139,627 and $120,909 at December 31, 2012 and 2011, respectively.  These amounts represent cash payable to the Company’s clearing customers, that is held at the Company’s third party general clearing members and are included within Cash and cash equivalents, Cash and securities segregated under federal and other regulations, or Receivables from brokers, dealers and clearing organizations.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

	December 31,
	2012	2011
Software, including software development costs	$122,252	$110,402
Computer equipment	36,890	34,314
Leasehold improvements	38,152	37,925
Communications equipment	20,125	19,528
Furniture and fixtures	10,350	9,911
Automobiles	729	717
Total	228,498	212,797
Accumulated depreciation and amortization	(169,663)	(150,850)
Property, equipment and leasehold improvements less accumulated depreciation and amortization	$58,835	$61,947

Depreciation and amortization expense on property, equipment and leasehold improvements for the years ended December 31, 2012, 2011 and 2010 was $20,207, $21,476 and $21,235, respectively.

5. ACQUISITIONS

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

The fair value of the future purchase commitment and the discount rate used in its estimated fair value as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2010
Fair Value of Future Purchase Commitment (included within Other liabilities)	$3,209	$12,562
Discount Rate	15.5%	16.0%

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

The amount of the future purchase commitment accrued in the Consolidated Statements of Financial Condition at December 31, 2012 decreased from December 31, 2011, primarily due to differences between previous forecasts and actual results for 2012, as well as changes to the forecasted performance for Kyte for the remaining period ending June 30, 2013, slightly offset by an increase in the net present value of the liability due to the passage of time.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2012 and 2011 were as follows:

	December 31, 2011	Goodwill acquired	Adjustments	Foreign currency translation	December 31, 2012
Goodwill
Americas Brokerage	$83,289	$—	$—	$—	$83,289
EMEA Brokerage	13,851	—	—	546	14,397
Asia Brokerage	—	—	—	—	—
Clearing and Backed Trading	40,675	—	(945)	1,870	41,600
All Other	128,691	—	—	—	128,691
	$266,506	$—	$(945)	$2,416	$267,977

	December 31, 2010	Goodwill acquired	Adjustments	Foreign currency translation	December 31, 2011
Goodwill
Americas Brokerage	$83,289	$—	$—	$—	$83,289
EMEA Brokerage	13,895	—	—	(44)	13,851
Asia Brokerage	—	—	—	—	—
Clearing and Backed Trading	42,413	—	(1,546)	(192)	40,675
All Other	128,691	—	—	—	128,691
	$268,288	$—	$(1,546)	$(236)	$266,506

During the second quarter of 2011, the Company recorded adjustments to its purchase price allocation, during the initial measurement period, for Kyte in the net amount of $1,546.

During the fourth quarter of 2012, the Company identified an error in its consolidated financial statements for the years ended December 31, 2011 and 2010 related to the 2010 acquisition of Kyte.  The adjustment was based on information available to management during the initial measurement period, but was not corrected during that period.  The error resulted in an overstatement of both goodwill and non-controlling interests. In accordance with authoritative guidance issued by the FASB, the Company corrected this error in the current period by adjusting both goodwill and non-controlling interests by $945. The Company believes this error was immaterial to all periods affected.

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company’s goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. The Company determined Americas Brokerage, EMEA Brokerage, Asia Brokerage, Clearing and Backed Trading, Trayport, and Fenics to be its reporting units. Based on the results of the annual impairment tests performed as of November 1, 2012 and 2011, respectively, no goodwill impairment was recognized during the years ended December 31, 2012 and 2011.

In 2011, the Company performed a qualitative assessment on the Trayport, Fenics, and Americas Brokerage reporting units and noted that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. However, for the EMEA Brokerage and Clearing and Backed Trading reporting units, the Company elected to bypass the qualitative assessment and perform a two-step goodwill impairment test. As a result of the two-step impairment test, the fair value of EMEA Brokerage and Clearing and Backed Trading were substantially in excess of their respective carrying values.

In 2012, the Company performed a qualitative assessment on the Trayport and Fenics reporting units and noted that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. However, for the

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Americas Brokerage, EMEA Brokerage, and Clearing and Backed Trading reporting units, the Company elected to bypass the qualitative assessment and perform a two-step goodwill impairment test. As a result of the two-step impairment test, the fair value of the Americas brokerage and EMEA brokerage reporting units were substantially in excess of their respective carrying values.

The Clearing and Backed Trading reporting unit’s fair value exceeded its carrying value by approximately 2.5%.  The Company estimated the fair value of the Clearing and Backed Trading reporting unit using a weighted average of both the market and income approaches. Under the market approach, the fair value of the reporting unit was based on applying market multiples to its estimated projected revenues and earnings. Key assumptions included management’s budgeted statement of operations for the year ended December 31, 2013 and estimated growth rate assumptions for future periods, a range of forward market multiples of comparable companies and a reasonable control premium to apply to the derived market multiples.  The applicable multiples were selected based on the similarities and differences  between the Company’s Clearing and Backed Trading reporting unit and guideline companies in the same sector, including profitability, growth prospects, size, as well as overall risks. The estimated control premium was determined based upon general consideration of premiums paid in individual transactions over a period of time. Under the income approach, the fair value of the reporting unit was based on the present value of estimated future cash flows. Key assumptions used in estimating these cash flows included applying business growth rate assumptions to future cash flows over a period of time and an estimated terminal value thereafter. The Company discounted the resulting expected cash flows using an estimated weighted average cost of capital to arrive at a present value amount that approximates fair value. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment evaluation for the Clearing and Backed trading reporting segment.

As a result of continued economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment.  In addition, to the extent that securities valuations or trading volumes are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of local or global economic conditions, the revenues and profitability of the Company’s Clearing and Backed Trading reporting unit may be adversely affected.  In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions.  As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of the Company’s Clearing and Backed Trading reporting unit at such time. Any impairment could reduce materially the recorded amount of goodwill with corresponding a charge to the Company’s earnings.

Intangible Assets—Intangible assets consisted of the following:

	December 31, 2012			December 31, 2011
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$77,426	$35,597	$41,829	$77,151	$27,606	$49,545
Trade names	8,951	6,181	2,770	8,951	5,719	3,232
Core technology	6,400	5,835	565	6,400	4,777	1,623
Non-compete agreements	3,874	3,656	218	3,874	3,463	411
Favorable lease agreements	620	500	120	620	420	200
Patents	3,131	723	2,408	3,131	225	2,906
Licenses	537	65	472	—	—	—
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110
Total	$101,049	$52,557	$48,492	$100,237	$42,210	$58,027

In July 2011, the Company completed an asset purchase of certain patents from a third party for consideration in the amount of $3,100. The patents have a weighted-average useful life of approximately 6 years.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Amortization expense for the years ending December 31, 2012, 2011 and 2010 was $11,293, $12,190 and $7,815, respectively.

At December 31, 2012, expected amortization expense for the definite lived intangible assets is as follows:

2013	$9,465
2014	8,714
2015	8,618
2016	6,592
2017	3,204
Thereafter	11,789
Total	$48,382

7. OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	December 31,
	2012	2011
Prepaid bonuses	$31,847	$36,797
Deferred tax assets	41,567	47,617
Investments accounted for under the cost method and equity method	31,414	35,960
Forgivable employee loans and advances to employees	31,655	23,909
Software inventory, net	4,615	6,909
Financial instruments owned	25,250	6,864
Deferred financing fees (1)	8,074	10,290
Other (1)	28,774	30,323
Total Other assets	$203,196	$198,669

(1)         Balances as of December 31, 2011 have been reclassified for comparative presentation.

During the third quarter of 2011, the Company determined that its equity method investment in a third party brokerage firm with a proprietary trading platform was other-than-temporarily impaired and, in accordance with ASC 323-10, the investment was written down to its estimated fair value. The impairment recognized in the third quarter of 2011 was $2,255.  During the fourth quarter of 2011, the Company exchanged its membership interests in this investment for a convertible senior secured promissory note (the “Note”) due in 2016 with a face value of $14,059.  Upon the exchange of its membership interests, the Company recognized a loss of $4,094 for the difference between the book value of the membership interests and the fair value of the Note.

During the second quarter of 2012, the Company modified the Note by reducing its face value from $14,059 to $5,000 and increasing the percentage of membership interests into which the Note is convertible to 55%.  The Company accounted for the Note as an available-for-sale security.  Due to these modifications, the Company recorded a $2,700 impairment charge in the first quarter of 2012 in accordance with ASC 310-40 Troubled Debt Restructurings by Creditors. During the third quarter of 2012, the third party brokerage firm notified the Company that they had immediate liquidity concerns and that there was the prospect of insolvency in the near future. In accordance with ASC 320-10 Investments—Debt and Equity Securities, the Company determined that the Note had further been impaired and, therefore, the Note was written down to its estimated fair value, which was concluded to be zero. The impairment recognized in the third quarter of 2012 was $2,662.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

The Company recorded the following impairment charges related to its investment in this third party brokerage firm:

	Year Ended December 31,
	2012	2011
Impairment charges (Included within Other expenses).	$5,362	$6,349

Other liabilities consisted of the following:

	December 31,
	2012	2011
Deferred revenues	$7,247	$16,879
Payroll related liabilities	15,418	16,364
Future purchase commitment and contingent consideration liabilities	3,727	13,681
Deferred tax liabilities	7,943	14,962
Unrecognized tax benefits	8,957	11,187
Financial instruments sold, not yet purchased	1,481	976
Other	38,801	23,514
Total Other liabilities	$83,574	$97,563

8. SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

The Company had outstanding Long-term obligations as of December 31, 2012 and 2011 as follows:

		December 31,
	Maturity Date	2012	2011
Long-term obligations:
8.375% Senior Notes	July 2018	$250,000	$250,000

8.375% Senior Notes

In July 2011, the Company issued $250,000 in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due 2018 in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended (the “Securities Act”).  The notes were priced to investors at 100% of their principal amount, and mature in July 2018. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Transaction costs of approximately $9,100 related to the 8.375% Senior Notes was deferred and is being amortized over the term of the notes.  On December 21, 2011, the Company completed an exchange offer for the 8.375% Senior Notes whereby it exchanged $250,000 in aggregate principal amount of the 8.375% Senior Notes for 8.375% Senior Notes that are registered under the Securities Act.  On April 23, 2012, Standard & Poor’s (“S&P”) lowered its credit rating on the Company’s 8.375% Senior Notes one notch to BB+, which, pursuant to the terms of the 8.375% Senior Notes, increased the applicable per annum interest rate, effective July 19, 2012, by 25 basis points, equating to an additional $625 of interest per annum. On December 21, 2012, S&P further lowered its credit rating on the Company’s 8.375% Senior Notes two notches to BB-, which,  pursuant to the terms of the 8.375% Senior Notes, increased the applicable per annum interest rate, effective January 19, 2013, by an additional 50 basis points, equating to an additional $1,250 of interest per annum. On January 18, 2013, Moody’s Investor Services lowered its credit rating on the Company’s 8.375% Senior Notes two notches to B1, which,  pursuant to the terms of the 8.375% Senior Notes, increased the applicable per annum interest rate, effective January 19, 2013, by an additional 50 basis points, equating to an additional $1,250 of interest per annum. The aggregate effect of these downgrades to the Company’s credit rating by the various rating agencies equate to $3,125 in additional interest expense per annum.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

At December 31, 2012 and December 31, 2011, unamortized deferred financing fees related to the 8.375% Senior Notes of $7,205 and $8,552, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

Credit Agreement

In March 2013, the Company entered into an amendment to its second amended and restated credit agreement (as amended, the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement provides for maximum revolving loans of up to $75,000 until December 2013, at which time $18,750 of the lender commitments mature.  The remaining $56,250 of lender commitments mature in December 2015.  The Credit Agreement provides for up to $50,000 for letters of credit. Revolving loans may be either base rate loans or Eurocurrency rate loans. Eurocurrency rate loans bear interest at the annualized rate of one-month LIBOR plus the application margin and base rate loans bear interest at a rate per annum equal to a prime rate plus the applicable margin. Letter of credit fees per annum are equal to the applicable margin times the outstanding amount drawn under such letter of credit. As long as no default has occurred under the Credit Agreement, the applicable margin for base rate and Eurocurrency rate loans and letters of credit is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement.

In July 2011, the Company used $135,319 of the net proceeds from the Offering of the 8.375% Senior Notes to repay all then outstanding amounts under the Credit Agreement, including accrued and unpaid interest.

As a result of the Offering, the available borrowing capacity under the Credit Agreement decreased from $200,000 to approximately $129,500.  In March 2013, the borrowing capacity was lowered to $75,000 as discussed above.

The Company had outstanding borrowings under its Credit Agreement as of December 31, 2012 and 2011 as follows:

	December 31,
	2012	2011
Loans Available(1)	$129,500	$129,500
Loans Outstanding	$—	$—

(1)         Amounts available include up to $50,000 for letters of credit as of December 31, 2012 and December 31, 2011.

At December 31, 2012 and December 31, 2011, unamortized deferred financing fees related to the Credit Agreement of $869 and $1,738, respectively, were recorded within Other assets.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2012 and 2011.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

9. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010
Current provision (benefit):
Federal	$—	$(7,001)	$5,501
Foreign	11,119	13,935	22,256
State and local	579	579	759
Total current provision	11,698	7,513	28,516
Deferred (benefit) provision:
Federal	1,158	(3,681)	(20,505)
Foreign	(4,469)	(1,749)	1,987
State and local	—	564	(4,114)
Total deferred (benefit)	(3,311)	(4,866)	(22,632)
Total provision for income taxes	$8,387	$2,647	$5,884

The Company had pre-tax income from foreign operations of $31,571, $37,589 and $81,768 for the years ended December 31, 2012, 2011 and 2010, respectively. Pre-tax (loss) from domestic operations was $(32,828), $(37,507) and $(49,965) for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s gross deferred tax assets and liabilities are set forth below:

	December 31,
	2012	2011
Deferred tax assets:
Share-based compensation	$16,718	$19,246
Net operating loss carryforwards	43,631	40,391
Foreign deferred items	1,791	3,398
Capitalized R&D expenses	8,561	—
Foreign tax credits	10,944	1,192
General business credit	3,485	3,020
Accrued reserve	3,337	5,274
Prepaid expenses	496	4,076
Unrealized loss on investment(1)	6,626	969
Other, net(1)	1,829	1,715
Valuation allowance	(29,435)	(15,677)
Total deferred tax assets	$67,983	$63,604
Deferred tax liabilities:
Depreciation and amortization	$(13,247)	$(10,009)
Intangible amortization	(21,113)	(20,940)
Total deferred tax liabilities	$(34,360)	$(30,949)
Net deferred tax assets	$33,623	$32,655

(1)         Balances as of December 31, 2011 have been reclassified for comparative presentation.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2012 and 2011 that arose directly from tax deductions related to equity compensation in excess of compensation expense recognized for financial reporting purposes. Stockholders’ Equity will be increased by $2,213 when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Cumulative undistributed earnings of foreign subsidiaries were approximately $330,108 at December 31, 2012. U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary.  To the extent these earnings are repatriated, the Company does not expect a material U.S. tax charge to arise.  The Company considers the historic undistributed earnings of our foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon.  Management has concluded that certain earnings commencing from January 1, 2013 will ultimately be repatriated and will provide U.S. tax on those amounts.

The deferred tax assets relating to foreign deferred items listed above consist primarily of depreciation and amortization, and deferred compensation. The valuation allowance relates primarily to the inability to utilize net operating losses and foreign tax credits in various tax jurisdictions.  At December 31, 2012, the Company established a valuation allowance for the current year’s state and local net operating loss, to the extent that it is more likely than not unrealizable. The Company had U.S. federal net operating loss carryforwards of $57,341, U.S. state and local net operating loss carryforwards of $95,587 and foreign net operating loss carryforwards of $52,314. The U.S. amounts are subject to annual limitations on utilization and will begin to expire in 2018. The foreign amounts are subject to annual limitations on utilization and will generally begin to expire in 2013.  Further, the Company has $10,944 of foreign tax credit carryforwards at December 31, 2012 that will begin to expire in 2013. The Company continues to monitor the realizability of these losses and believes it is more likely than not that the tax benefits associated with these losses will be realized to the extent a valuation allowance has not been established.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  Management considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

• future reversals of existing taxable temporary differences;

• future taxable income exclusive of reversing temporary differences and carryforwards;

• taxable income in prior carryback years; and

• tax planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence, including, but not limited to, the following:

• the nature, frequency, and severity of any recent losses;

• the duration of statutory carryforward periods;

• historical experience with tax attributes expiring unused; and

• the Company’s estimated near- and medium-term financial outlook.

In making the determination of the realizability of these deferred tax assets the Company has identified certain prudent and feasible tax planning strategies that the Company will implement unless the need to do so is eliminated in the future. However, this determination is a judgment and could be impacted by further market fluctuations.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

The corporate statutory U.S. federal tax rate was 35.0% for the three years presented. A reconciliation of the Company’s provision for income tax and the statutory tax rate is as follows:

	December 31,
	2012	2011	2010
Federal income tax provision (benefit) at statutory rate	$(440)	$29	$11,131
U.S. state and local income taxes, net of federal tax benefit	(1,616)	(1,951)	(2,353)
U.S. valuation allowance (1)	4,344	3,094	—
Foreign operations (2)	(1,988)	(992)	(6,146)
Non-deductible expenses	1,643	1,991	2,045
U.S. tax on foreign profits (3)	9,752	—	710
General business credit	(464)	(464)	(402)
(Decreases) increases in unrecognized tax benefits, net	(2,230)	(663)	1,077
Net adjustment related to the reconciliation of income tax provision (benefit) accruals to tax returns	(614)	1,428	(357)
Other	—	175	179
Provision for income taxes	$8,387	$2,647	$5,884

(1) Valuation allowance provided for deferred taxes related to state and local taxes, capital loss and charitable contribution carryforwards.

(2)         Foreign rate differential adjusted for non-deductible expenses and valuation allowance.

(3)         U.S. taxes associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries.

Income tax expense of approximately $2,213, $1,764 and $2,042 from the exercise of stock options and the vesting of RSUs was recorded directly to additional paid-in capital in 2012, 2011 and 2010, respectively.

Total unrecognized tax benefits (net of the federal benefit on state tax positions) as of December 31, 2012 were approximately $10,007, including interest of $1,050, all of which could affect the effective income tax rate in future periods.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, showing only items of movement, is as follows:

Liability for Unrecognized Tax Benefits
Unrecognized tax benefits balance at December 31, 2009	$10,773
Gross increases—current period tax positions	1,076
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2010	$11,849
Gross increases—current period tax positions	—
Lapse of statute of limitations	(662)
Unrecognized tax benefits balance at December 31, 2011	$11,187
Gross increases—current period tax positions	—
Lapse of statute of limitations	(2,230)
Unrecognized tax benefits balance at December 31, 2012	$8,957

The Company is under continuous examination by the Internal Revenue Service (the “IRS”) and other tax authorities in certain countries, such as the U.K., and states in which the Company has significant business operations, such as New York. The Company is currently under examination by the IRS covering tax years 2004 — 2009. Also, the Company is currently at various levels of field examination with respect to audits with New York State and New York City for tax years 2006 — 2008.  The Company has substantially concluded all U.S. federal, state and local income tax matters for years prior to 2004.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

In the U.K., the Company is in discussion with tax authorities regarding whether certain compensation expenses were deductible by the Company in prior years. A portion of the compensation payment is held by a trustee and the Company may request, but not compel, the trustee to use the money to offset the cost to the Company of the potential tax liability, if any, arising from the disallowance of the deduction.

The Company believes that the resolution of tax matters will not have a material effect on the consolidated statements of financial condition of the Company, although a resolution could have a material impact on the Company’s consolidated statements of income for a particular future period and on the Company’s effective income tax rate for any period in which such resolution occurs. The Company has established a liability for unrecognized tax benefits that the Company believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change.

The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2012 and 2011, the Company had approximately $1,050 and $834, respectively, of accrued interest related to uncertain tax positions.

10. STOCKHOLDERS’ EQUITY

Shares of Common Stock
Authorized (at December 31, 2012)	400,000,000
Outstanding:
December 31, 2010	122,125,491
December 31, 2011	117,524,638
December 31, 2012	117,375,462
Par value per share	$0.01

Share Issuance

During 2012 and 2011, the Company issued 3,952,172 and 3,142,758 shares of common stock, respectively, in connection with the exercise of stock options and vesting of RSUs. The Company received total cash proceeds of $30 and $75 in 2012 and 2011, respectively, in connection with the exercise of stock options. In 2011, in connection with an investment, the Company issued 138,313 shares of common stock as part of the purchase price.

Common Stock

Each holder of the Company’s common stock is entitled to one vote per share on all matters submitted to a vote of stockholders. Subject to the rights of holders of the Company’s preferred stock, if any, the holders of shares of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors.

On each of March 30, May 31, August 31, November 30 and December 27, 2012, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,897, $5,991, $5,873, $5,901 and $5,904, respectively. On each of March 31, May 31, August 31 and November 30, 2011, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $6,100, $6,205, $5,955 and $5,920, respectively.

Preferred Stock

As of December 31, 2012 and 2011, the Company had one class of preferred stock with 5,000,000 shares authorized and none issued.

Treasury Stock

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the year ended December 31, 2012, the Company repurchased 3,107,469 shares of its common stock on the open market at an average price of $3.17 per share and for a total cost of $9,939, including sales commissions. During the year ended December 31, 2011, the Company repurchased 5,650,000 shares of its common stock on the open market at an average price of $4.55 per share and for a total cost of $25,868, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Consolidated Statements of Financial Condition.

On December 28, 2012, the Company and JPI entered into a stock purchase agreement pursuant to which the Company purchased 993,377 shares of common stock held by JPI at a price of $3.02 per share for a purchase price of $3,000. On November 15, 2011, the Company entered into a stock purchase agreement with Michael Gooch and JPI pursuant to which the Company purchased 1,053,746 and 1,163,548 shares of the Company’s common stock held by Michael Gooch and JPI, respectively, at a price of $4.51 per share for an aggregate purchase price of $10,000. The review and approval of these stock purchase agreements was delegated by the Company’s Board of Directors to its Audit Committee, comprised of solely independent directors, which approved such stock purchase agreements. These repurchased shares were recorded at cost as treasury stock in the Consolidated Statements of Financial Condition.

During the years ended December 31, 2012 and 2011, the Company reissued 932,198 and 300,089 shares of its Treasury stock, respectively, in relation to the settlement of vested RSUs.  The reissuance of these shares is accounted for as a reduction of Treasury stock on a first-in, first-out basis.  The total amounts reduced from Treasury stock relating to the settlement of RSUs during the years ended December 31, 2012 and 2011 were $11,839 and $5,382, respectively.

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

Basic and diluted (loss) earnings per share for the years ended December 31, 2012, 2011 and 2010 were as follows:

	December 31,
	2012	2011	2010
Basic (loss) earnings per share
GFI’s net (loss) income	$(9,953)	$(3,181)	$25,615
Weighted average common shares outstanding	116,014,202	118,334,995	120,275,918
Basic (loss) earnings per share	$(0.09)	$(0.03)	$0.21
Diluted (loss) earnings per share
GFI’s net (loss) income	$(9,953)	$(3,181)	$25,615
Weighted average common shares outstanding	116,014,202	118,334,995	120,275,918
Effect of dilutive options, RSUs and other contingently issuable shares	—	—	5,246,210
Weighted average shares outstanding and common stock equivalents	116,014,202	118,334,995	125,522,128
Diluted (loss) earnings per share	$(0.09)	$(0.03)	$0.20

Excluded from the computation of diluted (loss) earnings per share because their effect would be anti-dilutive were the following: (i) 7,195,315 RSUs and 206,826 stock options for the year ended December 31, 2012; (ii) 2,437,984 RSUs and 96,752 stock options for the year ended December 31, 2011; and (iii) 1,643,217 RSUs and 56,033 stock options for the year ended December 31, 2010.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Included in the computation of diluted (loss) earnings per share, but not in the computation of basic (loss) earnings per share, as the conditions for issuance were not satisfied as of the respective reporting period were 1,414,644 contingently issuable shares for the year ended December 31, 2010.

As a result of the net loss for the year ended December 31, 2012, the following were excluded from the computation of diluted loss per share for that period: common shares underlying options to purchase 48,431 shares of common stock, 3,709,611 RSUs, and 3,682,916 shares that were contingently issuable.

As a result of the net loss for the year ended December 31, 2011, the following were excluded from the computation of diluted loss per share for that period: common shares underlying options to purchase 146,257 shares of common stock, 4,191,049 RSUs, and 3,936,047 shares that were contingently issuable.

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

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of December 31, 2012, there were 11,200,253 shares of common stock available for future grants of awards under this plan. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2009	10,208,185	$5.57
Granted	8,128,286	5.50
Vested	(3,075,790)	7.46
Cancelled	(715,544)	5.50
Outstanding December 31, 2010	14,545,137	5.14
Granted	9,250,544	4.74
Vested	(5,095,883)	5.38
Cancelled	(742,072)	5.69
Outstanding December 31, 2011	17,957,726	4.84
Granted	8,354,723	3.55
Vested	(6,476,243)	4.87
Cancelled	(482,824)	4.84
Outstanding December 31, 2012	19,353,382	$4.27

The weighted average grant-date fair value of RSUs granted during 2012 was $3.55 per unit, compared with $4.74 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Compensation expense	$32,385	$32,772	$26,674
Income tax benefits	$9,838	$11,011	$4,926

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

The Company has modified the vesting terms of RSU grants for certain employees in connection with the termination of their employment. As a result of these modifications, the Company recorded incremental compensation expense totaling $255, $2,210 and $66 during 2012, 2011, and 2010, respectively.

At December 31, 2012, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $56,873 and is expected to be recognized over a weighted-average period of 1.74 years. The total fair value of RSUs that vested during the years ended December 31, 2012, 2011 and 2010 was $31,514, $27,407 and $22,950, respectively.

As of December 31, 2012, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet Inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. In addition to these terms, both the GFI Group 2002 Plan and the GFInet 2000 Plan contained events that had to occur prior to any options becoming exercisable. Under both plans, the options became exercisable upon the completion of the Company’s initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company’s common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of option grants under such plans.

The following is a summary of stock options outstanding under both the GFI Group 2002 Plan and the GFInet 2000 Plan:

	GFI Group 2002 Plan			GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Options	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding December 31, 2009	641,436	$3.31		313,572	$3.19
Exercised	(30,420)	2.97		(205,960)	2.69
Cancelled	(4,212)	2.97		(11,364)	5.68
Outstanding December 31, 2010	606,804	3.33		96,248	3.95
Exercised	(4,212)	2.97		(23,884)	2.62
Cancelled	(16,844)	5.25		—	—
Expired	—	—		(55,520)	4.82
Outstanding December 31, 2011	585,748	3.28		16,844	2.97
Exercised	(10,528)	2.97		—	—
Outstanding December 31, 2012	575,220	$3.29	1.13	16,844	$2.97	0.99
Exercisable at December 31, 2012	575,220	$3.29	1.13	16,844	$2.97	0.99

As of December 31, 2012, 2011, and 2010, there was no unrecognized compensation cost related to stock options.

The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $2, $52 and $661, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at December 31, 2012 was $139.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has non-cancelable operating leases, principally for office space, that expire on various dates through 2027. At December 31, 2012, the future minimum rental commitments under such leases are as follows:

2013	$14,850
2014	12,346
2015	11,212
2016	10,117
2017	9,704
Thereafter	83,054
Total	$141,283

Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. In addition, certain of the Company’s leases grant a free rent period, which is amortized over the lease term. The accompanying Consolidated Statements of Operations reflect all rent expense on a straight-line basis over the term of the leases. Rent expense under the leases for the years ended December 31, 2012, 2011 and 2010 was $13,465, $15,252 and $13,797, respectively.

In connection with moving the Company’s headquarters in 2008, the Company terminated a portion of the former facility lease with respect to approximately 51,000 square feet, effective June 30, 2008. The Company remains liable for all of the obligations under the lease for the remaining approximately 37,000 square feet. In January 2009, the Company entered into a sublease for approximately 23,000 square feet of the remaining leased space. The Company will receive monthly payments of $55 until the sublease expires in September 2013.  See Note 2 for discussion regarding the correction of an error in 2012 related to the Company’s estimated loss accrual for this sublease.

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of December 31, 2012, the Company had total purchase commitments for market data of approximately $22,879, with $19,589 due within the next twelve months and $3,290 due between one to three years. Additionally, the Company had other purchase commitments of $6,135, primarily related to network implementations in the U.S. and U.K., and $490, primarily related to hosting and software license agreements. Of these other purchase commitments, approximately $3,161 are due within the next twelve months.

In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte’s earnings, such payment to be made following June 30, 2013. See Note 5 to the Consolidated Financial Statements for further information.

Contingencies—In the normal course of business, the Company and certain subsidiaries included in the consolidated financial statements are, and have been in the past, involved  in various lawsuits and proceedings and are, and have been in the past, involved in certain regulatory examinations. These legal proceedings are at varying stages of adjudication, arbitration or investigation and involve a wide variety of claims.   In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties, if any, relating to each matter may be.

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

Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for counterparties. Revenues for these services are transaction based. As a result, the Company’s revenues will likely vary based upon the trading volumes of the various securities, commodities, foreign exchange and other cash and derivative markets in which the Company provides its services.

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

14. RETIREMENT PLANS

In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable provisions of the Internal Revenue Code. It is available to all eligible U.S. employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the statutory limits. The Company did not make any contributions to the plan for the years ended December 31, 2012, 2011 or 2010.

In the U.K. the Company has established three defined contribution plans pursuant to the applicable laws in the U.K. Employees of certain U.K. subsidiaries may voluntarily designate a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The Company has made aggregate contributions of $1,859, $1,461 and $1,316 in 2012, 2011 and 2010, respectively, for these defined contribution plans, recorded in compensation and employee benefits.

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

In certain instances, the Company may provide credit for margin requirements to customers, secured by collateral in a customer’s account. In such cases, the Company is exposed to the market risk that the value of the collateral the Company holds could fall below the amount of a customer’s indebtedness. This risk can be amplified in any situation where the market for the underlying instrument is rapidly declining. Agreements with customers that have margin accounts permit the Company to liquidate their positions in the event that the amount of margin collateral becomes insufficient. Despite those agreements and the Company’s risk management policies with respect to margin, the Company may be unable to liquidate a customer’s positions for various reasons, or at a price sufficient to cover any deficiency in a customer’s account. If the Company were unable to liquidate a position at a price sufficient to cover any deficiency or if a customer was unable to post additional margin, the Company may suffer a loss.

Credit Risk

Credit risk arises from potential non-performance by counterparties of our matched principal business, as well as from nonpayment of commissions by customers of our agency brokerage business. The Company also has credit and counterparty risk in certain situations where it provides clearing and execution services. The Company provides agency clearing services through its relationships with general clearing member firms and/or exchanges. In these instances, the Company’s accounts at such institutions are used, in its name, to provide access to clearing services for its customers. Credit risk arises from the possibility that the Company may suffer losses due to the failure of its customers or other counterparties to satisfy their financial obligations to the Company or in a timely manner.

The Company has established policies and procedures to manage its exposure to credit risk. The Company maintains a thorough credit approval process to limit its exposure to counterparty risk and employs stringent monitoring to control the market and counterparty risk from its matched principal business. The Company’s brokers may only execute transactions for clients that have been approved by the Company’s credit committee following review by the Company’s credit department. The Company’s credit approval process includes verification of key financial information and operating data and anti-money laundering verification checks. The Company’s credit review process may include consideration of independent credit agency reports and a visit to the entity’s premises, if necessary. The Company has developed and utilizes a proprietary, electronic credit risk monitoring system.

Credit approval is granted by the Company’s credit committee, which is comprised of senior management and representatives from its compliance, finance and legal departments. Credit approval is granted subject to certain trading limits and may be subject to additional conditions, such as the receipt of collateral or other credit support. The Company’s credit risk department assists the credit committee in the review of any proposed counterparty by conducting diligence on such party and by continuing to review such counterparties for continued credit approval on at least an annual basis. These results are reviewed by the credit committee. Maintenance procedures include reviewing current audited financial statements and publicly available information on the client, collecting data from credit rating agencies where available and reviewing any changes in ownership, title or capital of the client. For the Company’s agency business, the approval process includes the requisite anti-money laundering and know-your-customer verifications.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following December 31, 2012, substantially all have settled at the contracted amounts. The Company’s marketable equity securities, included in Other assets, are recorded at fair value based on their quoted market price. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term obligations, categorized within Level 2 of the fair value hierarchy and measured primarily using pricing service data from external providers as of December 31, 2012 and December 31, 2011, was as follows:

	December 31,
	2012	2011
Long-term obligations, at estimated fair value:
8.375% Senior Notes	$220,720	$231,250

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

Equity Securities - Equity securities include mostly exchange-traded securities and are valued based on quoted market prices. Accordingly, exchange-traded equity securities are generally categorized in Level 1 of the fair value

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

hierarchy.  Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Non-exchange traded equity securities are generally categorized within Level 2 of the fair value hierarchy.

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

Convertible note receivable, available-for-sale — As discussed in Note 7, during the fourth quarter of 2011, the Company exchanged its membership interest in a third party brokerage firm for a convertible senior secured promissory note in that company. This security was previously measured using valuation techniques involving quoted prices of or market data for comparable companies, including credit ratings, peer company ratios and discounted cash flow analyses. As the inputs used in estimating the fair value of this convertible debt security were both unobservable and significant to the overall fair value measurement of this asset, the asset was categorized within Level 3 of the fair value hierarchy. During the three months ended September 30, 2012, the third party brokerage firm notified the Company that they had immediate liquidity concerns and that there was the prospect of insolvency in the near future.  Based upon this information, the Company determined its estimated fair value of the convertible senior secured promissory note to be zero.  See Note 7 for further details.

Future Purchase Commitment - In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte’s earnings, such payment to be made following June 30, 2013. In applying the income approach, the Company assumed a 15.5% and 16.0% discount rate as of December 31, 2012 and December 31, 2011, respectively, and used forecasted financial information for Kyte for the remaining period ended June 30, 2013. As the inputs used in estimating the fair value of this future purchase commitment are both unobservable and significant to the overall fair value measurement of this liability, the liability is categorized in Level 3 of the fair value hierarchy.

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

In the year ended December 30, 2012 and 2011, the Company did not have any material transfers amongst Level 1, Level 2, and Level 3.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets
Other assets: Financial instruments owned:
Equity securities	$1,223	$199	$—	$1,422
Derivative contracts:
Foreign exchange derivative contracts	$—	$182,343	$—	$182,343
Fixed income derivative contracts	394	—	—	394
Equity derivative contracts	40,578	—	28	40,606
Commodity derivative contracts	—	1,401	—	1,401
Netting (1)	(17,961)	(182,955)	—	(200,916)
Total derivative contracts	$23,011	$789	$28	$23,828
Total financial instruments owned	$24,234	$988	$28	$25,250
Other assets: Other:
Equity security, available-for-sale	$3,356	$—	$—	$3,356
Convertible note receivable, available-for-sale	—	—	—	—
Total	$27,590	$988	$28	$28,606

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$205	$—	$—	$205
Derivative contracts:
Foreign exchange derivative contracts	$14	$182,573	$—	$182,587
Fixed income derivative contracts	595	—	—	595
Equity derivative contracts	17,567	—	—	17,567
Commodity derivative contracts	—	1,400	—	1,400
Netting (1)	(17,961)	(182,912)	—	(200,873)
Total derivative contracts	$215	$1,061	$—	$1,276
Total financial instruments sold, not yet purchased	$420	$1,061	$—	$1,481
Other liabilities: Future purchase commitment	$—	$—	$3,209	$3,209
Other liabilities: Contingent consideration	$—	$—	$518	$518
Total	$420	$1,061	$3,727	$5,208

(1)         Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on net long derivative contracts related to exchange traded futures in the amount of $49 and net short derivative contracts related to exchange traded futures in the amount of $14,986. These amounts were included within Receivables from brokers, dealers and clearing organizations.

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

Excluded from the table above is variation margin on long and short derivative contracts related to exchange traded futures in the amount of $1,125 which are included within Receivables from brokers, dealers and clearing organizations.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the year ended December 31, 2012 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at December 31, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2012
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$1,937	$(2,475)	$—	$566	$—	$—	$—	$28	$(2,475)
Other assets:
Other:
Convertible note receivable, available-for- sale	$5,362	$(5,362)	$—	$—	$—	—	$—	$—	$(5,362)

Liabilities
Other liabilities:
Future purchase commitment:	$12,562	$9,545	$(192)	$—	$—	$—	$—	$3,209	$9,545
Other liabilities:
Contingent consideration:	$1,119	$(168)	$—	$—	$—	$—	$(769)	$518	$(168)

(1)                                 Realized and unrealized gains (losses) are reported in Other income in the Consolidated Statements of Operations.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the year ended December, 2011 are as follows:

	Beginning Balance	Total realized and unrealized gains(losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at December 31, 2011	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2011
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$—	$—	$—	$1,937	$—	$—	$—	$1,937	$—
Other assets:
Other:
Convertible note receivable, available-for- sale	$—	$—	$—	$5,362	$—	$—	$—	$5,362	$—

Liabilities
Other liabilities:
Future purchase commitment:	$19,603	$6,941	$100	$—	$—	$—	$—	$12,562	$6,941
Other liabilities:
Contingent consideration:	$2,812	$—	$—	$—	$—	$—	$(1,693)	$1,119	$—

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

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$28	Black-Scholes-Merton Model	Expected volatility	55%
			Estimated share price	$0.01
Convertible note receivable, available-for-sale	$—	Discounted cash flow	Estimated credit spread	19%
		Black-Scholes-Merton Model	Expected volatility	45%
			Estimated price per convertible unit	(b)
Liabilities
Future purchase commitment	$3,209	Present value of expected payments	Discount rate	15.5%
			Forecasted financial information	(c)

(a)         As of December 31, 2012, each asset and liability type consists of one security.

(b)         To determine the estimated price per convertible unit, the Company estimated the fair value of a non-controlling interest in the entity utilizing a discounted cash flow, appropriate discount rate and combined discount for lack of control and marketability.

(c)          The Company’s future purchase commitment is based on Kyte’s projected earnings through June 30, 2013. In estimating the fair value, the Company utilized post-tax projected earnings for the remaining period through June 30, 2013.

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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

The Company has cost and equity method investments which are monitored for indicators of impairment each reporting period. If the Company determines that an other-than-temporary impairment has occurred, the investment will be written down to its estimated fair value. There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2012.

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

The following table presents the balance of the equity method investments at December 31, 2011 that have been measured at fair value on a non-recurring basis, using the process described above, and the impairment charges recorded during the year ended December 31, 2011:

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Year Ended, 2011
Other Assets: Investments accounted for under the cost method and equity method (1)	$—	$—	$—	$—	$(4,717)

(1)         Impairment losses are recorded within Other expenses in the Consolidated Statements of Operations for the year ended December 31, 2011.

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2011.

17. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of December 31, 2012 and December 31, 2011, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

Fair values of derivative contracts on a gross and net basis as of December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012		December 31, 2011
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets (1)	Derivative Liabilities (2)	Derivative Assets (1)	Derivative Liabilities (2)
Foreign exchange derivative contracts	$182,388	$182,628	$185,984	$184,387
Commodity derivative contracts	23,656	23,680	13,178	12,190
Fixed income derivative contracts	2,990	3,420	4,113	2,904
Equity derivative contracts	42,811	34,460	3,600	866
Total fair value of derivative contracts	$251,845	$244,188	$206,875	$200,347
Counterparty netting	(227,968)	(227,925)	(199,574)	(199,522)
Total fair value	$23,877	$16,263	$7,301	$825

(1)                     Reflects futures and options on futures contracts within Receivables from brokers, dealers and clearing organizations and options and forwards contracts within Other assets.

(2)                     Reflects futures and options on futures contracts within Payables to brokers, dealers and clearing organizations and options and forwards contracts within Other liabilities.

In addition, as of December 31, 2012 and December 31, 2011, the Company had outstanding forward foreign exchange contracts with a combined notional value of $96,234 and $128,197, respectively. Approximately $26,390 and $32,743 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at December 31, 2012 and December 31, 2011, respectively. The remaining contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of December 30, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
	Long	Short	Long	Short
Foreign exchange derivative contracts	$13,131,184	$13,116,622	$9,967,442	$9,976,475
Commodity derivative contracts	592,686	592,923	512,233	513,245
Fixed income derivative contracts	5,949,603	6,057,524	3,119,363	3,195,903
Equity derivative contracts	81,841	430,899	31,959	6,605

The following is a summary of the effect of derivative contracts on the Consolidated Statements of Operations for the year ended December 31, 2012 and 2011:

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)
Derivatives not designated as hedging	Recognized in Income on	For the Year Ended December 31,
instruments under ASC 815-10	Derivatives	2012	2011
Foreign exchange derivative contracts	(1)	$6,344	$4,090
Commodity derivative contracts	Principal transactions	16,182	14,388
Fixed income derivative contracts	Principal transactions	9,048	10,636
Equity derivative contracts	(2)	(1,155)	4,885

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

(1)         For the year ended December 31, 2012, approximately $2,011 of gains on foreign exchange derivative contracts were included within Other income and approximately $4,333 of gains on foreign currency options were included within Total brokerage revenues.  For the year ended December 31, 2011, approximately $415 of losses on foreign exchange derivative contracts were included within Other income and approximately $4,505 of gains on foreign currency options were included within Principal transactions.

(2)         For the year ended December 31, 2012, approximately $2,475 of losses on equity derivative contracts were included within Other income and approximately $1,320 of gains on equity derivative contracts were included within Principal transactions. For the year ended December 31, 2011, approximately $4,885 of gains on equity derivative contracts were included within Principal transactions.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

18. VARIABLE INTEREST ENTITIES

Non-consolidated VIEs

The Company holds interests in certain VIEs that it does not consolidate. The Company has determined that it is not the primary beneficiary, mostly due to a lack of significant economic interest, voting power and/or power to direct the activities that would most significantly impact the economic performance of the VIE .

As of December 31, 2012 and December 31, 2011, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests and a convertible note. The carrying amount of these VIEs was $4,438 and $10,640, respectively, and was recorded within Other assets.  These VIEs include an independent brokerage firm with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities, a commodity pool operator and an investment fund manager. The Company also provides clearing and other administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $4,438 and $10,640, as of December 31, 2012 and December 31, 2011, respectively.

As of December 31, 2012, the Company had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company has an economic interest in profits and losses and has provided initial capital to fund trading activities. The Company also provides clearing and other administrative services to these non-consolidated VIEs. The carrying amount of these VIEs was $9,784 and was recorded within Receivables from brokers, dealers and clearing organizations.  The maximum exposure to loss of these VIEs was $10,703 as of December 31, 2012.

The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6,428 and $5,618 at December 31, 2012, and December 31, 2011, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1,558 and $1,154 at December 31, 2012 and December 31, 2011, respectively.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)

19. EQUITY METHOD INVESTMENTS

The Company has investments accounted for under the equity method (see Note 2) with an aggregate carrying value of $26,743 and $28,997, at December 31, 2012 and 2011, respectively, and which are included in Other assets. Included within Equity in net earnings of unconsolidated businesses was $8,569, $10,466 and $3,974 in 2012, 2011 and 2010, respectively, related to these investments. The Company also provides clearing and other administrative services to certain of these equity method investments.

Investments accounted for under the equity method included the following:

•                  Investments in a number of unconsolidated U.K. brokerage and trading operations acquired in the July 1, 2010 acquisition of Kyte and investments made by Kyte subsequent to the Company’s acquisition; and

•                  Investments in a number of U.S. based brokerage, trading and investment firms.

For material investments accounted for under the equity method, which include certain brokerage businesses located in the U.K., total revenues, gross profit, net income and the Company’s contractual share of affiliates’ operating results, on an aggregate basis, for the year ended December 31, 2012 were $70,277, $48,558, $38,742, and $6,798, respectively. The aforementioned investees report on a different fiscal year end than the Company.  Therefore, the Company has made certain estimates with the summarized financial information provided by management of these equity method investments to align the fiscal year-ends. Total assets and total liabilities, on an aggregate basis, for these material investments were $14,558 and $7,299 at December 31, 2012, respectively. The summarized financial information was prepared in accordance with U.K. GAAP, which the Company has determined is not materially different than if these amounts were prepared in accordance with U.S. GAAP.

As of December 31, 2012, the Company also had 13 investments accounted for under the equity method, which were not included in the paragraph above, as management had determined these investments to be immaterial individually and in the aggregate.

During the year ended December 31, 2011, the Company recorded a $1,863 loss related to the accounting impact of an increased ownership stake in an equity method investment previously accounted for under the cost method. During the year ended December 31, 2011, the Company recorded $521 of pre-tax income representing the Company’s share of equity in prior period earnings of an equity-method investee.

The Company reviews investments accounted for under the equity method for decline in value that may be other than temporary.  During the year ended December 31, 2012, the Company did not record any write-downs related to equity method investments.  During the year ended December 31, 2011, the Company recorded write-downs of $4,717 related to equity method investments that were determined to be impaired on an other-than-temporary basis. The value of the Company’s ownership interest in these entities was evaluated in light of recent and projected operating losses of these investees. A decline in current and projected cash flows resulted in the value of the Company’s ownership interests being less than the carrying amount of these investments. These write-downs are included in Other expenses in the Consolidated Statements of Operations.

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

In January 2013, GFI Brokers LLC and Amerex Brokers LLC were registered as introducing brokers with the NFA and CFTC.  As introducing brokers, GFI Brokers LLC and Amerex Brokers LLC are also subject to the applicable CFTC minimum capital requirement, which is to maintain Adjusted Net Capital equal to the greater of (i) $45, (ii) for introducing brokers with less than $1,000 in Adjusted Net Capital, $6 per office or $3 per Associated Person, whichever is greater, or (iii) if the introducing broker is also a broker-dealer, the SEC requirement applicable to broker-dealers.

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

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”).

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of December 31, 2012:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$12,476	$48,430	$59,758	$16,907	$6,088	$2,689
Minimum regulatory capital required	250	41,383	59,338	11,053	2,457	387
Excess regulatory capital	$12,226	$7,047	$420	$5,854	$3,631	$2,302

Certain of the Company’s material operating subsidiaries are subject to other financial requirements as set forth below:

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $645).  At December 31, 2012, GFI (HK) Brokers Ltd. had stockholders’ equity of 37,291 Hong Kong dollars (or approximately $4,811), which exceeded the minimum requirement by 32,291 Hong Kong dollars (or approximately $4,166).

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,464). At December 31, 2012, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 18,277 Singapore dollars (or approximately $15,012).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,700). At December 31, 2012, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 5,606,378 Korean Won (or approximately $5,270).

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. In addition to the requirements set forth above, certain of the Company’s other subsidiaries are subject to minimum net capital, minimum stockholders’ equity or similar requirements of the jurisdictions in which they operate. The Company believes it was in compliance with all of these requirements at December 31, 2012 and 2011.

21. SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with ASC 280-10, Segment Reporting (“ASC 280-10”) and based on the nature of the Company’s operations, products and services in each geographic region, the Company determined that it has five operating segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage, (iv) Clearing and Backed Trading and (v) All Other. The Company’s brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. The Clearing and Backed Trading segment encompasses the Company’s clearing, risk management, settlement and other back-office services, as well as the capital we provide to start-up trading groups, small hedge funds, market-makers and individual traders. The All Other segment captures revenues and costs that are not directly assignable to one of the brokerage or clearing and backed trading operating segments, primarily consisting of the Company’s corporate business activities and operations from software, analytics and market data.

The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on income (loss) before income taxes, which it defines as revenues less direct expenses. Revenues within each brokerage segment include revenues that are directly related to providing brokerage services along with interest and other income (loss) directly attributable to the operating segment. Revenues within the Clearing and Backed Trading segment primarily include revenues that are directly related to providing clearing services along with the Company’s share of profit (loss) on trading activity from capital investments. The Company’s Clearing and Backed Trading segment incurs exchanges fees on behalf of its clients, which are reflected within Interest and transaction-based expenses. The reimbursement of these fees from the Company’s clients is reflected within Total Revenues. Therefore, the Company evaluates the top-line performance of its Clearing and Backed Trading segment using Revenues, net of interest and transaction-based expenses. Direct expenses of the operating segments are those expenses that are directly related to providing the brokerage or clearing services and trading activities of the operating segments and include compensation expense related to the segment management and staff, communication and market data, travel and promotion, and certain professional fees and other expenses that are directly incurred by the operating segments. However, the Company does not allocate to its brokerage operating segments certain expenses which it manages separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest on borrowings and other expenses and are included in the All Other operating segment. Management generally does not consider the unallocated costs in its performance measurement of (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage, and (iv) Clearing and Backed Trading.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	For the Year Ended December 31, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$276,350	$338,504	$71,927	$159,877	$77,929	$924,587
Revenues, net of interest and transaction-based expenses	262,560	328,722	71,813	44,597	79,353	787,045
Income (loss) before income taxes	69,648	83,334	15,075	6,688	(176,002)	(1,257)

	For the Year Ended December 31, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$313,483	$386,012	$82,903	$164,882	$68,193	$1,015,473
Revenues, net of interest and transaction-based expenses	299,590	374,802	82,839	54,104	69,436	880,771
Income (loss) before income taxes	81,308	88,122	15,533	9,196	(194,077)	82

	For the Year Ended December 31, 2010
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$294,910	$379,033	$74,945	$53,129	$60,585	$862,602
Revenues, net of interest and transaction-based expenses	278,553	367,494	74,875	12,140	61,982	795,044
Income (loss) before income taxes	66,399	115,037	15,814	(3,041)	(162,406)	31,803

In addition, with the exception for goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 6 for goodwill by reportable segment.

For the years ended December 31, 2012, 2011, and 2010, the U.K. is the only individual foreign country that accounts for 10% or more of the total sales and total long-lived assets. Information regarding revenue for the years ended December 31, 2012, 2011, and 2010, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2012 and 2011 are as follows:

	For the year ended December 31,
	2012	2011	2010
Revenues:
United States	$271,038	$303,508	$290,053
United Kingdom	456,801	492,204	398,020
Other	196,748	219,761	174,529
Total	$924,587	$1,015,473	$862,602

	For the year ended December 31,
	2012	2011	2010
Revenues, net of interest and transaction-based expenses:
United States	$262,962	$295,212	$278,686
United Kingdom	337,440	376,809	348,895
Other	186,643	208,750	167,463
Total	$787,045	$880,771	$795,044

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

	As of December 31,
	2012	2011
Long-lived Assets, as defined:
United States	$47,675	$50,993
United Kingdom	10,536	12,018
Other	5,239	5,846
Total	$63,450	$68,857

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

22. PARENT COMPANY INFORMATION

The following presents the Parent company only’s Condensed Statements of Financial condition, Operations and comprehensive (loss) income and Cash flows:

Parent Company Only

Condensed Statements of Financial Condition

(In thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$216	$127
Investments in subsidiaries, equity basis	453,186	414,021
Advances to subsidiaries	189,189	258,951
Other assets	37,758	33,857
TOTAL ASSETS	$680,349	$706,956
Liabilities and stockholders’ equity
LIABILITIES
Long-term obligations	$250,000	$250,000
Other liabilities	5,267	9,744
Total Liabilities	255,267	259,744
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 134,689,148 and 131,669,676 shares issued at December 31, 2012 and 2011, respectively	1,347	1,317
Additional paid in capital	374,798	365,835
Retained earnings	121,415	160,934
Treasury stock, 17,313,686 and 14,145,038 common shares at cost at December 31, 2012 and 2011, respectively	(75,020)	(73,919)
Accumulated other comprehensive income (loss)	2,542	(6,955)
Total Stockholders’ Equity	425,082	447,212
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$680,349	$706,956

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

Parent Company Only

Condensed Statements of Operations and Comprehensive (Loss) Income

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Interest income	$39	$110	$4
Expenses:
Interest expense	24,968	22,618	9,210
Other expenses	1,284	996	1,028
Total expenses	26,252	23,614	10,238
Loss before benefit from income taxes and equity in earnings of subsidiaries	(26,213)	(23,504)	(10,234)
Benefit from income taxes	6,097	8,226	1,892
Loss before equity in earnings of subsidiaries	(20,116)	(15,278)	(8,342)
Equity in earnings of subsidiaries, net of tax	10,163	12,097	33,957
GFI’s net (loss) income	$(9,953)	$(3,181)	$25,615
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	9,244	(3,050)	2,054
Unrealized gain(loss) on available-for-sale securities, net of tax	253	(1,486)	182
GFI’s comprehensive (loss) income	$(456)	$(7,717)	$27,851

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

Parent Company Only

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
GFI’S net (loss) income	$(9,953)	$(3,181)	$25,615
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from equity method investments	(10,163)	(12,097)	(33,957)
Amortization of loan fees	2,175	1,709	939
Share-based compensation	386	449	315
Changes in operating assets and liabilities:
Other assets	(5,942)	(8,338)	(1,880)
Other liabilities	(4,477)	5,683	201
Cash used in operating activities	(27,974)	(15,775)	(8,767)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	684	138	963
Receipts from subsidiaries	69,988	28,876	59,745
Cash provided by investing activities	70,672	29,014	60,708
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	195,000	(190,000)	(40,000)
Proceeds from short-term borrowings	(195,000)	55,000	60,000
Proceeds from long-term obligations	—	250,000	—
Repayments of long-term obligations	—	(60,000)	—
Purchases of treasury stock	(12,939)	(35,868)	(22,609)
Cash dividends paid	(29,566)	(24,180)	(54,658)
Payment of loan fees	(134)	(8,891)	(2,720)
Proceeds from exercise of stock options	30	75	645
Cash used in financing activities	(42,609)	(13,864)	(59,342)
Increase (decrease) in cash and cash equivalents	89	(625)	(7,401)
Cash and cash equivalents, beginning of year	127	752	8,153
Cash and cash equivalents, end of year	$216	$127	$752

SUPPLEMENTAL DISCLOSURE:
Interest paid	$22,845	$12,614	$8,778

Guarantees

From time to time, the Company provides guarantees, on behalf of its subsidiaries, to clients for the purpose of providing credit enhancement for such clients. Such guarantees generally provide that the Company will guarantee the performance of all liabilities, obligations and undertakings owed by such subsidiary with respect to matched principal transactions entered into by such subsidiary with the relevant client. These guarantees are generally terminable on less than 30 days’ notice. The Company has not recorded any contingent liability in the condensed financial statements for these guarantees and believes that the occurrence of any events that would trigger payments under these guarantees is remote.

Advances to Subsidiaries

As of December 31, 2012, 2011 and 2010, the Parent company had receivables from subsidiaries of $189,189, $258,951 and $302,079, respectively, related primarily to the allocation of funds received, from notes payable and the issuance of equity securities to subsidiaries to fund working capital.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except share and per share amounts)

23. SUBSEQUENT EVENTS

On January 18, 2013, Moody’s Investor Services lowered its credit rating on the Company’s 8.375% Senior Notes two notches to B1. See Note 8 for a further discussion of this downgrade and the impact on the Company’s per annum interest expense.

In March 2013, the Company entered into an amendment to its Credit Agreement, which decreased the maximum borrowing capacity to $75,000 until December 2013, at which time $18,750 of the lender commitments mature.  The remaining $56,250 of lender commitments mature in December 2015.  See Note 8 for further details on the Credit Agreement.

In March 2013, the Company repurchased $10,000 principal amount of its 8.375% Senior Notes on the open market for an aggregate purchase price of $9,602, including accrued interest and sales commissions. The Company funded the repurchase of these notes with borrowings under its Credit Agreement.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment and the COSO criteria, management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

The Company’s independent registered public accounting firm has audited and issued their auditor’s report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. That report appears on Page 88 of this Form 10-K.

Change in Internal Controls

In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal controls over financial reporting (as defined in Rule 13A-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item will be set forth under the captions “Election of Directors” and “Executive Officers” in the registrant’s proxy statement (the “Proxy Statement”) to be furnished to stockholders in connection with the 2013 Annual Meeting of Stockholders which we expect will be held on June 6, 2013, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees. We have also adopted a Code of Business Conduct and Ethics that is applicable to the Company’s senior financial and accounting officers (including the chief executive officer, chief financial officer and corporate controller). A copy of these codes are posted on the Company’s website, www.gfigroup.com, under the section “Investor Relations—Corporate Governance.” In the event the Company substantively amends or waives a provision of its Codes of Business Conduct and Ethics, the Company intends to disclose the amendment or waiver on the Company’s website as well.

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item will be set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement, and is incorporated herein by reference.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.  See Index to Financial Statements on page 87.

(a)(2) Financial Statement Schedules.  We have included Schedule II—Valuation and Qualifying Accounts on page 147. All other schedules are omitted as they are not applicable, or the information required is included in the Financial Statements or notes thereto.

(a)(3) Exhibits.  The following Exhibits are filed as part of this Report as required by Regulation S-K. Exhibits 10.2 through 10.22 are management contracts or compensatory plans or arrangements.

Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2005, File No. 000-51103)

3.1.1*	Certificate of Amendment to Certificate of Incorporation (Filed as Exhibit 3.1.1 to the Company’s Annual Report on Form 10-K filed on February 29, 2008, File No. 000-51103)

3.2*	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 13, 2013)

4.1*

See Exhibits 3.1, 3.1.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws of the Registrant defining the rights of holders of Common Stock of the Registrant.

4.2*	Specimen Stock Certificate (Filed as Exhibit 4.2 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)

4.3*

Indenture, dated as of July 19, 2011, by and between GFI Group Inc., as Issuer, and The Bank of New York Mellon Trust Company, N. A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group, Inc. (Filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 22, 2011, File No.001-34897)

4.4*

Registration Rights Agreement, dated as of July 19, 2011, by and between GFI Group Inc. and Jefferies & Company, Inc., relating to the GFI Group Inc.’s 8.375% Senior Notes due 2018 (Filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 22, 2011)

4.5*	Form of Exchange 8.375% Senior Note due 2018 (Filed as Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on November 14, 2011, File No. 333-177459)

10.1*

Second Amended and Restated Credit Agreement, dated December 20, 2010, among the Registrant and GFI Holdings Limited, as borrowers, subsidiaries of the Registrant named therein, as guarantors, Bank of America, N.A., as administrative agent, Barclays Bank Plc and The Royal Bank of Scotland PLC, as co-syndication agents, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as joint lead arrangers and joint book running managers (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010, File No. 000-51103)

10.2*

Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch (Filed as Exhibit 10.4 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed on January 24, 2005, File No. 333-116517)

10.3*

Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers (Filed as Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed on September 17, 2004, File No. 333-116517)

Number	Description
10.4*	Guardian Trust of GFI Brokers Limited (Filed as Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 file don September 17, 2004, File No. 333-116517)

10.5*

Employment Agreement, dated as of August 20, 2008, between GFI Group Inc. and Ronald Daniel Levi (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2008, File No. 000-51103)

10.6*	Employment Agreement, dated March 26, 2007, between GFI Group Inc. and Scott Pintoff (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007, File No. 000-51103)

10.7*

Employment Agreement, dated March 26, 2007, between GFI Group Inc. and J. Christopher Giancarlo (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2007, File No. 000-51103)

10.8*	Employment Agreement, dated April 30, 2007, between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 2, 2007, File No. 000-51103)

10.9*	GFI Group Inc. 2008 Equity Incentive Plan (Filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-51103)

10.10*	GFI Group Inc. 2008 Senior Annual Bonus Plan (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2008, File No. 000-51103)

10.11*

Amendment No. 1 to Disability Agreement, dated December 31, 2008, between GFI Group Inc. and Michael Gooch (Filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103)

10.12*

Amendment No. 1 to Employment Agreement, dated December 24, 2008, between GFI Group Inc. and James Peers (Filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103)

10.13*

Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103)

10.14*

Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Ronald Levi (Filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103)

10.15*

Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Scott Pintoff (Filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103)

10.16*

Amendment No. 1 to Employment Agreement, dated December 5, 2008, between GFI Group Inc. and J. Christopher Giancarlo (Filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed on March 2, 2009, File No. 000-51103)

10.17*

Amendment No. 2 to Employment Agreement, dated March 30, 2009, between GFI Group Inc. and Ronald Levi (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2009, File No. 000-51103)

10.18*	First Amendment to the GFI Group Inc. 2008 Equity Incentive Plan (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2009, File No. 000-51103)

10.19*	Second Amendment to the GFI Group Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010, File No. 000-51103)

Number	Description
10.20*	Third Amendment to the GFI Group Inc. 2008 Equity Incentive Plan (Filed on Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 15, 2012, File No. 000-51103)

10.21*	Fourth Amendment to the GFI Group Inc. 2008 Equity Incentive Plan (Filed on Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2012, File No. 000-51103)

10.22*	GFI Group Inc. Deferred Cash Award Program (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 14, 2013, File No. 001-34897)

10.23*

First Amendment to Credit Agreement and Consent, dated as of March 6, 2013, among GFI Group Inc. and GFI Holdings Limited, as Borrowers, certain subsidiaries of the Company as Guarantors, various Lenders and, Bank of America, N.A., as Administrative Agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 7, 2013)

12	Computation of Ratio of Earnings to Fixed Charges

21.1	List of subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm- PricewaterhouseCoopers LLP

23.2	Consent of Independent Registered Public Accounting Firm- Deloitte & Touche LLP

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(*)                                 Previously filed.

(**)                          Furnished with this Annual Report on Form 10-K and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010  (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010 and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless GFI Group, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2013.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL GOOCH	Executive Chairman of the Board	March 13, 2013
Michael Gooch

/s/ COLIN HEFFRON	Chief Executive Officer (principal executive	March 13, 2013
Colin Heffron	officer) and Director

/s/ JAMES A. PEERS	Chief Financial Officer (principal financial	March 13, 2013
James A. Peers	and accounting officer)

/s/ JOHN W. WARD	Director	March 13, 2013
John W. Ward

/s/ MARISA CASSONI	Director	March 13, 2013
Marisa Cassoni

/s/ FRANK FANZILLI, JR.	Director	March 13, 2013
Frank Fanzilli, Jr.

/s/ RICHARD W. P. MAGEE	Director	March 13, 2013
Richard W. P. Magee

Schedule II

GFI GROUP INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost/ Expense	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
	(in thousands )
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$1,453	$319	$(5)	$(57)	$1,710
Year ended December 31, 2011	1,591	250	1	(389)	1,453
Year ended December 31, 2010	4,099	(829)	(31)	(1,648)	1,591

(a)                                 For all periods it includes the effects for exchange rate changes.

(b)                                 Net adjustments to the reserve accounts for write-offs and credits issued during the years.