Form 10-Q
period 2013-03-31
GFI Group Inc.
filed 2013-05-10
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of shares of registrant’s common stock outstanding on April 30, 2013 was 120,148,130.

Available Information

Our internet website address is www.gfigroup.com. Through our website, we make available, free of charge, the following reports as soon as reasonably practicable after electronically filing them with, or furnishing them to, the Securities and Exchange Commission (the “SEC”): our Proxy Statements; Annual Reports on Form 10-K; Quarterly Reports on Form 10-Q; Current Reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of our directors and executive officers; and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$216,144	$227,441
Cash and securities segregated under federal and other regulations	58,052	47,494
Commissions receivable, net of allowance for doubtful accounts of $1,556 and $1,710 at March 31, 2013 and December 31, 2012, respectively	92,861	73,930
Receivables from brokers, dealers and clearing organizations	355,524	252,696
Property, equipment and leasehold improvements, net of depreciation and amortization of $173,843 and $169,663 at March 31, 2013 and December 31, 2012, respectively	58,632	58,835
Goodwill	264,493	267,977
Intangible assets, net	44,803	48,492
Other assets	178,935	203,196
TOTAL ASSETS	$1,269,444	$1,180,061

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$80,684	$79,195
Accounts payable and accrued expenses	39,367	36,674
Payables to brokers, dealers and clearing organizations	252,118	164,935
Payables to clearing services customers	132,752	139,627
Short-term borrowings	10,000	—
Long-term obligations	240,000	250,000
Other liabilities	91,594	83,574
Total Liabilities	$846,515	$754,005
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 137,657,057 and 134,689,148 shares issued at March 31, 2013 and December 31, 2012, respectively	1,377	1,347
Additional paid in capital	377,335	374,798
Retained earnings	126,070	121,415
Treasury stock, 17,556,260 and 17,313,686 shares of common stock at cost, at March 31, 2013 and December 31, 2012, respectively	(75,588)	(75,020)
Accumulated other comprehensive (loss) income	(7,132)	2,542
Total Stockholders’ Equity	422,062	425,082
Non-controlling interests	867	974
Total Equity	422,929	426,056
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,269,444	$1,180,061

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Agency commissions	$126,572	$144,580
Principal transactions	50,065	62,588
Total brokerage revenues	176,637	207,168
Clearing services revenues	38,064	28,127
Interest income from clearing services	737	521
Equity in net earnings of unconsolidated businesses	3,059	1,420
Software, analytics and market data	22,158	19,999
Other income	3,737	2,940
Total revenues	244,392	260,175
Interest and transaction-based expenses
Transaction fees on clearing services	36,908	26,962
Transaction fees on brokerage services	5,807	6,125
Interest expense from clearing services	160	440
Total interest and transaction-based expenses	42,875	33,527
Revenues, net of interest and transaction-based expenses	201,517	226,648
Expenses
Compensation and employee benefits	137,015	155,778
Communications and market data	13,587	15,666
Travel and promotion	8,061	10,089
Rent and occupancy	7,212	6,792
Depreciation and amortization	8,308	9,148
Professional fees	6,727	6,168
Interest on borrowings	7,688	6,815
Other expenses	12,824	8,473
Total other expenses	201,422	218,929
Income before (benefit from) provision for income taxes	95	7,719
(Benefit from) provision for income taxes	(4,859)	2,779
Net income before attribution to non-controlling stockholders	4,954	4,940
Less: Net income attributable to non-controlling interests	280	148
GFI’s net income	$4,674	$4,792

Earnings per share available to common stockholders
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
Weighted average shares outstanding
Basic	115,384,022	115,498,177
Diluted	125,552,041	125,350,139
Dividends declared per share of common stock	$0.00	$0.05

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net income before attribution to non-controlling stockholders	$4,954	$4,940

Other comprehensive (loss) income:
Foreign currency translation adjustment	(10,051)	5,963
Unrealized gain (loss) on available-for-sale securities, net of tax(1)	249	(85)
Total other comprehensive (loss) income	(9,802)	5,878

Comprehensive (loss) income including non-controlling stockholders	(4,848)	10,818
Comprehensive income attributable to non-controlling stockholders	152	148
GFI’s comprehensive (loss) income	$(5,000)	$10,670

(1)         Amounts are net of (provision for) benefit from income taxes of $(75) and $40 for the three months ended March 31, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling stockholders	$4,954	$4,940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,308	9,148
Share-based compensation	8,150	9,058
Tax expense related to share-based compensation	378	1,373
Amortization of prepaid bonuses and forgivable loans	6,348	6,881
Benefit from deferred taxes	(7,826)	(3,582)
Losses on foreign exchange derivative contracts, net	79	821
(Gains) losses from equity method investments, net	(895)	633
Amortization of deferred financing fees	809	545
Impairment of investments	—	2,700
Mark-to-market of future purchase commitment	(744)	(1,827)
Other non-cash charges, net	(793)	239
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	(10,558)	(16,305)
Commissions receivable	(18,810)	(16,428)
Receivables from brokers, dealers and clearing organizations	(102,828)	(133,899)
Other assets	21,585	(9,873)
Increase (decrease) in operating liabilities:
Accrued compensation	1,489	(40,592)
Accounts payable and accrued expenses	2,693	(4,482)
Payables to brokers, dealers and clearing organizations	87,183	151,371
Payables to clearing services customers	(6,875)	627
Other liabilities	8,177	27,635
Cash provided by (used in) operating activities	824	(11,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from other investments	3,205	251
Purchases of other investments	(21)	(1,103)
Purchase of property, equipment and leasehold improvements	(1,601)	(1,690)
Payments for internally developed software	(2,796)	(3,201)
Proceeds on foreign exchange derivative contracts	1,019	757
Payments on foreign exchange derivative contracts	(208)	(1,004)
Cash used in investing activities	(402)	(5,990)

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	36,000	—
Repayment of short-term borrowings	(26,000)	—
Repurchase and retirement of a portion of long-term borrowings	(9,385)	—
Purchases of treasury stock	—	(732)
Cash dividends paid to common stockholders	—	(5,897)
Payment of debt issuance costs	(791)	(134)
Proceeds from exercise of stock options	125	—
Shares withheld for taxes on vested restricted stock units	(5,911)	(7,086)
Payment of contingent consideration liabilities	(156)	(175)
Tax expense related to share-based compensation	(378)	(1,373)
Cash used in financing activities	(6,496)	(15,397)
Effects of exchange rate changes on cash and cash equivalents	(5,223)	951
DECREASE IN CASH AND CASH EQUIVALENTS	(11,297)	(31,453)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,441	245,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$216,144	$214,426

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$12,009	$11,821
Cash paid for income taxes	$4,351	$2,736
Cash received from income tax refunds	$729	$484

Non-Cash Investing and Financing Activities:

The Company did not have any non-cash investing and financing activity during the three months ended March 31, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2013	$1,347	$374,798	$(75,020)	$121,415	$2,542	$425,082	$974	$426,056
Issuance of treasury stock	—	566	(568)	—	—	(2)	—	(2)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	30	98	—	—	—	128	—	128
Withholding of restricted stock units in satisfaction of tax requirements	—	(5,911)	—	—	—	(5,911)	—	(5,911)
Tax expense associated with share-based awards	—	(378)	—	—	—	(378)	—	(378)
Foreign currency translation adjustment	—	—	—	—	(9,923)	(9,923)	(128)	(10,051)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	249	249	—	249
Share-based compensation	—	8,162	—	—	—	8,162	—	8,162
Other capital adjustments	—	—	—	(19)	—	(19)	(259)	(278)
Net income	—	—	—	4,674	—	4,674	280	4,954
Balance, March 31, 2013	$1,377	$377,335	$(75,588)	$126,070	$(7,132)	$422,062	$867	$422,929

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.      ORGANIZATION AND BUSINESS

The Condensed Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry. As of March 31, 2013, Jersey Partners, Inc. (“JPI”) owned approximately 40% of the Company’s outstanding shares of common stock. The Company’s executive chairman, Michael Gooch, is the controlling shareholder of JPI.

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

Certain amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.

These Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. References to the Company’s “2012 Form 10-K” are to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial information as of December 31, 2012 presented in this Form 10-Q has been derived from audited Consolidated Financial Statements not included herein.

These unaudited Condensed Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

Consolidation Policies

General— The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, equity interests that are not owned by the Company are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Condensed Consolidated Statements of Operations, and the portion of the stockholders’ equity of such subsidiaries is presented as Non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Stockholders’ Equity. All intercompany transactions and balances have been eliminated.

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

As of March 31, 2013, the company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE’s start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary due to the level of equity ownership and voting power.  The Company reassesses its initial evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power.  The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 15 for disclosures on Variable Interest Entities.

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

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At March 31, 2013 and December 31, 2012, the Company had prepaid bonuses of $28,497 and $31,847, respectively. At March 31, 2013 and December 31, 2012, the Company had forgivable employee loans and advances to employees of $28,684 and $31,655, respectively. Amortization of prepaid bonuses and forgivable employee loans for the three months ended March 31, 2013 and 2012 was $6,348 and $6,881, respectively and is included within Compensation and employee benefits.

Investments— When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At March 31, 2013 and December 31, 2012, the Company had equity method investments with a carrying value of $23,665 and $26,743, respectively, included within Other assets. The Company also provides clearing and other administrative services to certain of these equity method investees.

Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At March 31, 2013 and December 31, 2012, the Company had cost method investments of $4,999 and $4,671, respectively, included within Other assets.  The fair value of the Company’s cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company’s available-for-sale securities was $3,463 and $3,355 as of March 31, 2013 and December 31, 2012, respectively, and is included within Other assets.

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

The decrease in the Company’s effective tax rate for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to: (i) a tax benefit under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (ii) a tax benefit arising from a change in the Company’s view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013, and (iii) the release of a tax liability in a foreign subsidiary where the statute of limitations has now expired.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive (loss) income and included in accumulated other comprehensive (loss) income in stockholders’ equity. Net losses resulting from remeasurement of foreign currency transactions and balances were $273 and $673 for the three months ended March 31, 2013 and 2012, respectively, and are included in Other income in the Condensed Consolidated Statement of Operations.

Recent Accounting Pronouncements—In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position.  In January 2013, the FASB issued an amendment to ASU 2011-11, ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”).  ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815- Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transaction that are either offset in accordance with Balance Sheet (Topic 210) guidance, Derivatives and Hedging (Topic 815) guidance, or subject to an enforceable master netting arrangement or similar agreement. The new disclosures were required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented.  The adoption

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

of ASU 2013-01 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 14 for disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements.  The standard was effective for annual periods, and interim periods within those periods, beginning after December 15, 2012.  As of March 31, 2013, the Company had no such reclassifications to disclose.

3.    RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	March 31, 2013	December 31, 2012
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$229,819	$164,090
Receivables from and deposits with clearing organizations and financial institutions	101,850	87,348
Net pending trades	23,855	1,258
Total	$355,524	$252,696
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$201,177	$158,256
Payables to clearing organizations and financial institutions	50,941	6,679
Total	$252,118	$164,935

Substantially all fail to deliver and fail to receive balances at March 31, 2013 and December 31, 2012 have subsequently settled at the contracted amounts.

In addition to the balances above, the Company had Payables to clearing services customers of $132,752 and $139,627 at March 31, 2013 and December 31, 2012, respectively. These amounts represent cash payable to the Company’s clearing customers that is held at the Company’s third party general clearing members and are included within Cash and cash equivalents, Cash and securities segregated under federal and other regulations or Receivables from brokers, dealers and clearing organizations.

4.    ACQUISITIONS

The Kyte Group Limited and Kyte Capital Management Limited

On July 1, 2010, the Company acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). The Company will acquire the residual 30% equity interest in Kyte for an additional cash payment to be made in or about the third quarter of 2013 in an amount to be determined pursuant to a formula based on Kyte’s post-acquisition earnings. Kyte has been included in the Condensed Consolidated Financial Statements as a wholly-owned subsidiary since the acquisition date, with a liability recorded for the future payment to be made in 2013. Included as part of the purchase price is £5,000 (or approximately $7,592) that was deposited into an escrow account with a third-party escrow agent and 1,339,158 contingently issuable shares of the Company’s common stock, all of which will be delivered to the selling shareholders of Kyte upon the satisfaction or waiver of certain conditions related to one of Kyte’s investments in a third party. These conditions have not been satisfied as of March 31, 2013.  As part of the purchase agreement, over the period from initial acquisition to when the Company will acquire the residual 30% equity interest in Kyte, the Company agreed to make up to £20,000 available to Kyte Capital Management Limited for investments in new trading entities subject to certain approvals.

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

The fair value of the future purchase commitment and the discount rate used in its estimated fair value as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Fair Value of Future Purchase Commitment (included within Other liabilities)	$2,257	$3,209
Discount Rate	15.5%	15.5%

The amount of the future purchase commitment accrued in the Condensed Consolidated Statements of Financial Condition at March 31, 2013 decreased from December 31, 2012, primarily due to differences between previous forecasts and actual results for the first quarter of 2013, slightly offset by an increase in the net present value of the liability due to the passage of time.

5.    GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the three months ended March 31, 2013 were as follows:

	December 31, 2012	Goodwill acquired	Foreign currency translation	March 31, 2013
Goodwill
Americas Brokerage	$83,289	$—	$—	$83,289
EMEA Brokerage	14,397	—	(809)	13,588
Asia Brokerage	—	—	—	—
Clearing and Backed Trading	41,600	—	(2,675)	38,925
All Other	128,691	—	—	128,691
	$267,977	$—	$(3,484)	$264,493

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company’s goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. The Company determined Americas Brokerage, EMEA Brokerage, Asia Brokerage, Clearing and Backed Trading, Trayport, and Fenics to be its reporting units. Based on the results of the annual impairment tests performed as of November 1, 2012, no goodwill impairment was recognized during the year ended December 31, 2012.  Subsequent to December 31, 2012, no events or changes in circumstances occurred which would indicate any goodwill impairment.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Intangible Assets—Intangible assets consisted of the following:

	March 31, 2013			December 31, 2012
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$77,426	$38,594	$38,832	$77,426	$35,597	$41,829
Trade names	8,951	6,364	2,587	8,951	6,181	2,770
Core technology	6,400	6,135	265	6,400	5,835	565
Non-compete agreements	3,874	3,708	166	3,874	3,656	218
Favorable lease agreements	620	520	100	620	500	120
Patents	3,131	848	2,283	3,131	723	2,408
Licenses	537	77	460	537	65	472
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110
Total	$101,049	$56,246	$44,803	$101,049	$52,557	$48,492

Intangible amortization expense for three months ended March 31, 2013 and 2012 was $2,498 and $2,906, respectively.

At March 31, 2013, expected amortization expense for the definite lived intangible assets is as follows:

2013 (remaining nine months)	$6,658
2014	8,390
2015	8,296
2016	6,380
2017	3,197
Thereafter	11,772
Total	$44,693

6.    OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	March 31, 2013	December 31, 2012
Prepaid bonuses	$28,497	$31,847
Deferred tax assets	49,345	41,567
Investments accounted for under the cost method and equity method	28,664	31,414
Forgivable employee loans and advances to employees	28,684	31,655
Software inventory, net	4,228	4,615
Financial instruments owned	2,511	25,250
Deferred financing fees	7,789	8,074
Other	29,217	28,774
Total Other assets	$178,935	$203,196

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Other liabilities consisted of the following:

	March 31, 2013	December 31, 2012
Deferred revenues	$9,587	$7,247
Payroll related liabilities	21,601	15,418
Future purchase commitment and contingent consideration liabilities	2,619	3,727
Deferred tax liabilities	7,619	7,943
Unrecognized tax benefits	8,956	8,957
Financial instruments sold, not yet purchased	2,497	1,481
Other	38,715	38,801
Total Other liabilities	$91,594	$83,574

7.    SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

The Company’s outstanding debt obligations consisted of the following:

	March 31,	December 31,
	2013	2012
8.375% Senior Notes due 2018	$240,000	$250,000
Loans pursuant to Credit Agreement	10,000	—
Total	$250,000	$250,000

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term obligations, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers.  The carrying amounts and estimated fair values of the Company’s Long-term obligations are as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

8.375% Senior Notes	$240,000	$228,264	$250,000	$220,720

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

On January 18, 2013, Moody’s Investor Services lowered its credit rating on the Company’s 8.375% Senior Notes two notches to B1, which increased the Company’s applicable per annum interest, effective January 19, 2013, by an additional 50 basis points.  On April 19, 2013, Fitch Ratings, Inc. (“Fitch”) further lowered its credit rating on the Company’s 8.375%

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch will increase our applicable per annum interest, effective July 19, 2013, by an additional 50 basis points.

The cumulative effect of downgrades to the Company’s credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes equates to $4,200 in additional interest expense per annum, based on the aggregate amount of outstanding principal as of March 31, 2013.

In March 2013, the Company repurchased $10,000 principal amount of its 8.375% Senior Notes on the open market for an aggregate purchase price of $9,602, including accrued interest and sales commissions.  The Company funded the repurchase of these notes with borrowings under its Credit Agreement.

At March 31, 2013 and December 31, 2012, unamortized deferred financing fees related to the 8.375% Senior Notes of $6,605 and $7,205, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

At December 31, 2012, the Credit Agreement provided for maximum revolving loans of up to $129,500, with $50,000 for letters of credit.

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

The weighted average interest rate of the outstanding loans under the Credit Agreement was 3.45% at March 31, 2013.  At March 31, 2013 and December 31, 2012, unamortized deferred financing fees related to the Credit Agreement were $1,184 and $869, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at March 31, 2013 and December 31, 2012.

8.    STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the three months ended March 31, 2013, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2012, the Company repurchased 225,000 shares of its common stock on the open market at an average price of $3.86 per share and for a total cost of $876, including sales commissions. These repurchased shares were recorded at cost as treasury stock in the Condensed Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The Company did not pay a cash dividend during the quarter ended March 31, 2013. On March 30, 2012, the Company paid a cash dividend of $0.05 per share, which totaled $5,897, based upon the number of shares outstanding on the record date.

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

Basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Basic earnings per share
GFI’s net income	$4,674	$4,792
Weighted average common shares outstanding	115,384,022	115,498,177
Basic earnings per share	$0.04	$0.04
Diluted earnings per share
GFI’s net income	$4,674	$4,792
Weighted average common shares outstanding	115,384,022	115,498,177
Effect of dilutive options, RSUs, and other contingently issuable shares	10,168,019	9,851,962
Weighted average shares outstanding and common stock equivalents	125,552,041	125,350,139
Diluted earnings per share	$0.04	$0.04

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following: (i) 6,135,867 RSUs and 69,476 stock options for the three months ended March 31, 2013 and (ii) 5,130,257 RSUs and 77,476 stock options for the three months ended March 31, 2012.

Included in the computation of diluted earnings per share, but not in the computation of basic earnings per share as the conditions for issuance were not satisfied as of the respective reporting period were, 3,682,916 contingently issuable shares for the three months ended March 31, 2013 and 2012, respectively.

10.    SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company’s stockholders on June 11, 2008 (as amended, the “2008 Equity Incentive Plan”). The 2008 Equity Incentive Plan was subsequently amended at each of the Company’s annual stockholders meetings since the Plan was initially approved in order to increase the number of shares of common stock available for the grant of awards under the Plan. Prior to June 11, 2008, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of March 31, 2013, there were 10,410,814 shares of common stock available for future grants of awards under this plan. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the three months ended March 31, 2013:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2012	19,353,382	$4.27
Granted	2,959,807	3.35
Vested	(4,469,959)	4.58
Cancelled	(432,471)	3.81
Outstanding March 31, 2013	17,410,759	$4.05

The weighted average grant-date fair value of RSUs granted for the three months ended March 31, 2013 was $3.35 per unit, compared with $3.76 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended March 31,
	2013	2012
Compensation expense	$8,142	$9,052
Income tax benefits	$2,488	$2,756

At March 31, 2013, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $57,501 and is expected to be recognized over a weighted-average period of 1.88 years. The total fair value of RSUs vested during the three months ended March 31, 2013 and 2012 was $20,472 and $20,972, respectively.

As of March 31, 2013, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet Inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. Under both plans, the options became exercisable upon the completion of the Company’s initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company’s common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of options under such plans.

The following is a summary of stock options outstanding under both the GFI Group 2002 Plan and the GFInet 2000 Plan as of March 31, 2013:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2012	575,220	$3.29	16,844	$2.97
Exercised	(42,108)	2.97	—	—
Cancelled	(10,104)	4.78	—	—
Expired	(3,156)	2.97	—	—
Outstanding March 31, 2013	519,852	$3.29	16,844	$2.97

As of March 31, 2013 and 2012, there was no unrecognized compensation cost related to stock options.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

11.    COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of March 31, 2013, the Company had total purchase commitments for market data of approximately $22,758 with $19,142 due within the next twelve months and $3,616 due between one to three years. Additionally, the Company had other purchase commitments of $4,080, primarily related to network implementations in the U.S. and U.K., and $443 for hosting and software license agreements. Of these other purchase commitments, approximately $2,255 is due within the next twelve months.

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

12.    MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Form 10-K. There have been no material changes to these risks during the three months ended March 31, 2013.

13.    FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following March 31, 2013, substantially all have settled at the contracted amounts. The Company’s marketable equity securities, included in Other assets, are recorded at fair value based on their quoted market price. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

Convertible note receivable, available-for-sale — During the fourth quarter of 2011, the Company exchanged its membership interest in a third party brokerage firm for a convertible senior secured promissory note in that company. This security was previously measured using valuation techniques involving quoted prices of or market data for comparable companies, including credit ratings, peer company ratios and discounted cash flow analyses. As the inputs used in estimating the fair value of this convertible debt security were both unobservable and significant to the overall fair value measurement of this asset, the asset was categorized within Level 3 of the fair value hierarchy. During the three months ended September 30, 2012, the third party brokerage firm notified the Company that they had immediate liquidity concerns and that there was the prospect of insolvency in the near future.  Based upon this information, the Company determined its estimated fair value of the convertible senior secured promissory note to be zero.

Future Purchase Commitment - In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte for an additional cash payment in an amount to be determined pursuant to a formula based on Kyte’s earnings, such payment to be made following June 30, 2013. In applying the income approach, the Company assumed a 15.5% discount rate as of March 31, 2013 and December 31, 2012, and used forecasted financial information for Kyte for the remaining period ended June 30, 2013. As the inputs used in estimating the fair value of this future purchase commitment are both unobservable and significant to the overall fair value measurement of this liability, the liability is categorized in Level 3 of the fair value hierarchy.

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

In the three months ended March 31, 2013 and 2012, the Company did not have any material transfers among Level 1, Level 2, and Level 3.

Financial Assets and Liabilities measured at fair value on a recurring basis as of March 31, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
Assets
Other assets: Financial instruments owned:
Equity securities	$405	$171	$—	$576
Foreign government bonds	996	—	—	996
Derivative contracts:
Foreign exchange derivative contracts	$163	$118,871	$—	$119,034
Fixed income derivative contracts	3,018	—	—	3,018
Equity derivative contracts	—	—	6	6
Commodity derivative contracts	—	1,296	—	1,296
Netting (1)	(2,657)	(119,758)	—	(122,415)
Total derivative contracts	$524	$409	$6	$939
Total financial instruments owned	$1,925	$580	$6	$2,511
Other assets: Other:
Equity security, available-for-sale	$3,464	$—	$—	$3,464
Total	$5,389	$580	$6	$5,975

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$924	$—	$—	$924
Derivative contracts:
Foreign exchange derivative contracts	$—	$120,033	$—	$120,033
Fixed income derivative contracts	2,657	—	—	2,657
Equity derivative contracts	—	—	—	—
Commodity derivative contracts		1,296	—	1,296
Netting (1)	(2,657)	(119,756)	—	(122,413)
Total derivative contracts	$—	$1,573	$—	$1,573
Total financial instruments sold, not yet purchased	$924	$1,573	$—	$2,497
Other liabilities: Future purchase commitment	$—	$—	$2,257	$2,257
Other liabilities: Contingent consideration	$—	$—	$362	$362
Total	$924	$1,573	$2,619	$5,116

(1)         Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is initial and variation margin on net long derivative contracts related to exchange traded futures in the amount of $109. These amounts were included within Receivables from brokers, dealers and clearing organizations.

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

Excluded from the table above is initial and variation margin on net long derivative contracts related to exchange traded futures in the amount of $49 and net short derivative contracts related to exchange traded futures in the amount of $14,986. These amounts were included within Receivables from brokers, dealers and clearing organizations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at March 31, 2013	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$28	$(22)	$—	$—	$—	$—	$—	$6	$(22)

Liabilities
Other liabilities:
Future purchase commitment:	$3,209	$744	$208	$—	$—	$—	$—	$2,257	$744
Other liabilities:
Contingent consideration	$518	$—	$—	$—	$—	$—	$(156)	$362	$—

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
Assets
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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Quantitative Information about Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 Assets and Liabilities measured at fair value on a recurring basis, as of March 31, 2013 and December 31, 2012, respectively:

	Fair Value as of March 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$6	Black-Scholes Merton Model	Expected volatility	35%
			Estimated price per share	$0.02

Liabilities
Future purchase commitment	$2,257	Present value of expected payments	Discount rate	15.5%
			Forecasted financial information	(b)

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$28	Black-Scholes-Merton Model	Expected volatility	55%
			Estimated price per share	$0.01
Convertible note receivable, available-for-sale	$—	Discounted cash flow	Estimated credit spread	19%
		Black-Scholes-Merton Model	Expected volatility	45%
			Estimated price per convertible unit	(c)
Liabilities
Future purchase commitment	$3,209	Present value of expected payments	Discount rate	15.5%
			Forecasted financial information	(b)

(a)         As of March 31, 2013 and December 31, 2012, each asset and liability type consists of one security.

(b)         The Company’s future purchase commitment is based on Kyte’s projected earnings through June 30, 2013. In estimating the fair value, the Company utilized post-tax projected earnings for the remaining period through June 30,2013.

(c)          To determine the estimated price per convertible unit, the Company estimated the fair value of a non-controlling interest in the entity utilizing a discounted cash flow, appropriate discount rate and combined discount for lack of control and marketability.

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

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of March 31, 2013 and December 31, 2012, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Fair values of derivative contracts on a gross and net basis as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets (1)	Derivative Liabilities(2)	Derivative Assets (1)	Derivative Liabilities(2)
Foreign exchange derivative contracts	$119,230	$120,197	$182,388	$182,628
Commodity derivative contracts	17,546	17,475	23,656	23,680
Fixed income derivative contracts	8,079	7,713	2,990	3,420
Equity derivative contracts	6	—	42,811	34,460
Total fair value of derivative contracts	$144,861	$145,385	$251,845	$244,188
Counterparty netting	(143,813)	(143,812)	(227,968)	(227,925)
Total fair value	$1,048	$1,573	$23,877	$16,263

(1)                     Reflects futures and options on futures contracts within Receivables from brokers, dealers and clearing organizations and options and forwards contracts within Other assets.

(2)                     Reflects futures and options on futures contracts within Payables to brokers, dealers and clearing organizations and options and forwards contracts within Other liabilities.

As of March 31, 2013 and December 31, 2012, the Company had outstanding forward foreign exchange contracts with a combined notional value of $90,601 and $96,234, respectively. Approximately $25,636 and $26,390 of these forward foreign exchange contracts represents a hedge of euro-denominated balance sheet positions at March 31, 2013 and December 31, 2012, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Long	Short	Long	Short
Foreign exchange derivative contracts	$4,850,484	$4,981,885	$13,131,184	$13,116,622
Commodity derivative contracts	627,192	627,372	592,686	592,923
Fixed income derivative contracts	8,949,219	8,723,870	5,949,603	6,057,524
Equity derivative contracts	5,500	—	81,841	430,899

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
Foreign exchange derivative contracts	(1)	$(791)	$97
Commodity derivative contracts	Principal transactions	2,499	5,220
Fixed income derivative contracts	Principal transactions	2,992	3,003
Equity derivative contracts	(2)	(297)	(91)

(1)         For the three months ended March 31, 2013, approximately $80 of losses on foreign exchange derivative contracts were included within Other income and approximately $711 of losses on foreign exchange derivative contracts were included within Principal transactions.  For the three months ended March 31, 2012, approximately $917 of gains on foreign exchange derivative contracts were included within Other income and approximately $820 of losses on foreign exchange derivative contracts were included within Principal transactions.

(2)         For the three months ended March 31, 2013, approximately $22 of losses on equity derivative contracts were included within Other income and approximately $275 of losses on equity derivative contracts were included within Principal transactions. For the three months ended March 31, 2012, approximately $316 of losses on equity derivative contracts were included within Other income and approximately $225 of gains on equity derivative contracts were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Condensed Consolidated Statements of Financial Position as of March 31, 2013:

	Gross	Gross Amounts Offset in the Condensed	Net Amounts of Assets Offset in the Condensed Consolidated	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties	Amounts of Recognized Assets	Consolidated Statements of Financial Position	Statements of Financial Position (1)	Derivatives (2)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$120,167	$119,757	$410	$—	$—	$410
Counterparty B	11,736	11,724	12	—	—	12
Counterparty C	12,952	12,332	620	—	—	620
Counterparty D	6	—	6	—	—	6
Total	$144,861	$143,813	$1,048	$—	$—	$1,048

Derivative Liabilities:
Counterparty A	$120,894	$119,757	$1,137	$—	$—	$1,137
Counterparty B	11,724	11,724	—	—	—	—
Counterparty C	12,331	12,331	—	—	—	—
Counterparty E	105	—	105	—	—	105
Counterparty F	331	—	331	—	—	331
Total	$145,385	$143,812	$1,573	$—	$—	$1,573

(1)         The total reconciles to the aggregate of total derivative contracts in the fair value measurements table and the variation margin on exchange traded futures for the respective periods; both reflected in Note 13.  Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively, with the exception of futures and options on futures contracts. Futures and options on futures contracts are included within Receivables from and Payables to brokers, dealers, and clearing organizations, as applicable.

(2)         As of March 31, 2013, the Company does not have any derivative positions under a master netting agreement that are not netted.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Condensed Consolidated Statements of Financial Position as of December 31, 2012:

	Gross	Gross Amounts Offset in the Condensed	Net Amounts of Assets Offset in the Condensed Consolidated	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties	Amounts of Recognized Assets	Consolidated Statements of Financial Position	Statements of Financial Position (1)	Derivatives (2)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$183,577	$182,955	$622	$—	$—	$622
Counterparty B	16,987	16,938	49	—	—	49
Counterparty C	51,087	28,075	23,012	—	—	23,012
Counterparty D	28	—	28	—	—	28
Counterparty F	166	—	166	—	—	166
Total	$251,845	$227,968	$23,877	$—	$—	$23,877

Derivative Liabilities:
Counterparty A	$183,973	$182,912	$1,061	$—	$—	$1,061
Counterparty B	16,938	16,938	—	—	—	—
Counterparty C	43,277	28,075	15,202	—	—	15,202
Total	$244,188	$227,925	$16,263	$—	$—	$16,263

(1)         The total reconciles to the aggregate of total derivative contracts in the fair value measurements table and the variation margin on exchange traded futures for the respective periods; both reflected in Note 13.  Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively, with the exception of futures and options on futures contracts. Futures and options on futures contracts are included within Receivables from and Payables to brokers, dealers, and clearing organizations, as applicable.

(2)         As of December 31, 2012, the Company does not have any derivative positions under a master netting agreement that are not netted.

15. VARIABLE INTEREST ENTITIES

Non-consolidated VIEs

The Company holds interests in certain VIEs that it does not consolidate. The Company has determined that it is not the primary beneficiary, mostly due to a lack of significant economic interest, voting power and/or power to direct the activities that would most significantly impact the economic performance of the VIE.

As of March 31, 2013 and December 31, 2012, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests and a convertible note. The carrying amount of these VIEs was $4,223 as of March 31, 2013 and $4,438 as of December 31, 2012, and was recorded within Other assets.  These VIEs include an independent brokerage firm with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities, a commodity pool operator and an investment fund manager. The Company also provides clearing and other administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $4,223 as of March 31, 2013 and $4,438 as of December 31, 2012.

As of March 31, 2013 and December 31, 2012, the Company had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company had an economic interest in profits and losses and provided initial capital to fund trading activities. The Company also provided clearing and other administrative services to these non-consolidated VIEs. The carrying amount of these VIEs was $10,222 as of March 31, 2013 and $9,784 as of December 31, 2012, and was recorded within Receivables from brokers, dealers and clearing organizations.  The maximum exposure to loss

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

of these VIEs was $10,222 as of March 31, 2013 and $10,703 as of December 31, 2012.

The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6,869 and $6,428 at March 31, 2013, and December 31, 2012, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1,829 at March 31, 2013 and $1,558 at December 31, 2012.

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

GFI Brokers Limited, GFI Securities Limited, The Kyte Group Limited and Kyte Broking Limited are subject to the capital requirements of the Financial Conduct Authority in the United Kingdom (“FCA”), formerly known as the Financial Services Authority. In addition, GFI Securities Limited and The Kyte Group Limited are subject to the FCA consolidated capital requirements.

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”).

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of March 31, 2013:

	GFI Securities LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$14,986	$48,606	$60,993	$15,819	$5,696	$2,826
Minimum regulatory capital required	250	41,383	60,452	10,526	2,656	386
Excess regulatory capital	$14,736	$7,223	$541	$5,293	$3,040	$2,440

Certain of the Company’s material operating subsidiaries are subject to other financial requirements as set forth below:

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $644).  At March 31, 2013, GFI (HK) Brokers Ltd. had stockholders’ equity of 41,037 Hong Kong dollars (or

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

approximately $5,286), which exceeded the minimum requirement by 36,037 Hong Kong dollars (or approximately $4,642).

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which requires that GFI Group Pte. Ltd., among other things, maintain stockholders’ equity of 3,000 Singapore dollars (or approximately $2,425). At March 31, 2013, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 18,412 Singapore dollars (or approximately $14,884).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,492). At March 31, 2013, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 5,699,967 Korean Won (or approximately $5,120).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. In addition to the requirements set forth above, certain of the Company’s other subsidiaries are subject to minimum net capital, minimum stockholders’ equity or similar requirements of the jurisdictions in which they operate. The Company believes it was in compliance with all of these requirements at March 31, 2013 and December 31, 2012.

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

The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on income (loss) before income taxes, which it defines as revenues less direct expenses. Revenues within each brokerage segment include revenues that are directly related to providing brokerage services along with interest and other income (loss) directly attributable to the operating segment. Revenues within the Clearing and Backed Trading segment primarily include revenues that are directly related to providing clearing services along with the Company’s share of profit (loss) on trading activity from capital investments. The Company’s Clearing and Backed Trading segment incurs exchanges fees on behalf of its clients, which are reflected within Interest and transaction-based expenses. The reimbursement of these fees from the Company’s clients is reflected within Total Revenues. Therefore, the Company evaluates the top-line performance of its Clearing and Backed Trading segment using Revenues, net of interest and transaction-based expenses. Direct expenses of the operating segments are those expenses that are directly related to providing the brokerage or clearing services and trading activities of the operating segments and include compensation expense related to the segment management and staff, communication and market data, travel and promotion, and certain professional fees and other expenses that are directly incurred by the operating segments. However, the Company does not allocate to its brokerage operating segments certain expenses which it manages separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest on borrowings and other expenses and are included in the All Other operating segment. Management generally does not consider the unallocated costs in its performance measurement of its reportable segments.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended March 31, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$69,258	$87,668	$18,359	$47,610	$21,497	$244,392
Revenues, net of interest and transaction-based expenses	66,148	84,993	18,249	10,339	21,788	201,517
Income (loss) before income taxes	19,394	26,037	4,822	610	(50,768)	95

	Three Months Ended March 31, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$82,415	$100,463	$21,103	$38,463	$17,731	$260,175
Revenues, net of interest and transaction-based expenses	78,920	97,612	21,085	10,914	18,117	226,648
Income (loss) before income taxes	23,241	28,569	4,188	233	(48,512)	7,719

In addition, with the exception for goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information.  See Note 5 for goodwill by reportable segment.

For the three months ended March 31, 2013 and 2012, the U.K. is the only individual foreign country that accounts for 10% or more of the Company’s total sales and total long-lived assets. Information regarding revenue for the three months ended March 31, 2013 and 2012, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of March 31, 2013 and December 31, 2012, are as follows:

	Three Months Ended March 31,
	2013	2012
Revenues:
United States	$69,175	$80,732
United Kingdom	125,486	122,278
Other	49,731	57,165
Total	$244,392	$260,175

	Three Months Ended March 31,
	2013	2012
Revenues, net of interest and transaction-based expenses:
United States	$67,431	$78,694
United Kingdom	87,187	93,373
Other	46,899	54,581
Total	$201,517	$226,648

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

	March 31, 2013	December 31, 2012
Long-lived Assets, as defined:
United States	$48,159	$47,675
United Kingdom	9,493	10,536
Other	5,209	5,239
Total	$62,861	$63,450

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

18.    SUBSEQUENT EVENTS

In April 2013, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on May 31, 2013 to stockholders of record on May 17, 2013.

On April 19, 2013, Fitch further lowered its credit rating on the Company’s 8.375% Senior Notes two notches to BB.  See Note 7 for further discussion of this downgrade and the impact on the Company’s per annum interest expense.

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

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•      the risks and other factors described under the heading “Risk Factors” and elsewhere in this Form 10-Q and in our 2012 Form 10-K;

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

•                  our ability to obtain and maintain regulatory approval to conduct our business in light of certain proposed and recently adopted changes in laws and regulations in the U.S. and Europe and increased operational costs related to compliance with such changes in laws and regulations;

•                  the risks associated with the transition of cleared swaps to future contracts and our ability to continue to provide value-added brokerage and execution services to our customers pursuant to rules and regulations applicable to futures markets;

•                  our ability to attract and retain key personnel, including highly qualified brokerage personnel;

•                  our ability to keep up with rapid technological change and to continue to develop and support software, analytics and market data products, including hybrid brokerage and matching systems, that are desired and utilized by our customers;

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

Market Volumes and Volatility

Recent Activity in Underlying Markets. Our business has historically benefited from growth in the over-the-counter (“OTC”) derivatives markets due to either the expansion of existing markets, including increased notional amounts outstanding or increased transaction volumes, or the development of new products or classes of products. The level of growth in these markets is difficult to measure on a quarterly basis as there are only a few independent, objective measures of growth in outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes. Therefore, to help gauge growth in any particular quarter, management also looks to the published results of large OTC derivatives dealers and certain futures and derivative exchanges as potential indicators of transactional activity in the related OTC derivative markets.

We believe OTC market volumes generally declined in the first quarter due to regulatory, market and economic uncertainty; continued low volatility; and a low global interest rate environment.  Despite a global rally in equity markets, volatility was largely contained to certain currency markets, and volumes declined in many of the OTC and listed products we broker, including in fixed income, equities and commodities.  Trader risk appetite was subdued due to uncertain regulations, slowing economic growth and sovereign debt issues in the Eurozone.  Lower volatility also factored into depressed trading volumes.  The Chicago Board Options Exchange Volatility Index (“VIX”) and the BAML Global Financial Stress Index, on average, remained low compared to prior year first quarter. We believe that these indexes provide proxies for overall volatility across our four brokerage asset classes.  Below we discuss the various volume and growth drivers for our various asset classes and businesses.

Fixed Income Volumes.  Our fixed income product category is comprised of cash and derivative products.  Fixed income volumes increased in certain fixed income products and decreased in others.  Fixed income volumes typically correlate with fluctuations in the term structure of interest rates, market volatility and the level of new issuance in the bond market.  Interest rates remained at historically low levels while market volatility remained low and corporate bond issuance declined 10%, year over year.  BrokerTec, a leading electronic trading platform in the fixed income market, reported increased average daily volumes (“ADV”) of 8%, while the ADV of U.S. corporate debt increased 3%.  IntercontinentalExchange’s (“ICE”) credit default swap trade execution, processing and clearing revenues declined 18%, while ICE’s credit derivatives execution business’ (which excludes clearing revenues) revenues declined 29%.  In comparison, our brokerage revenues from fixed income products declined 24% over the same period.

Interest Rate and Foreign Exchange Volumes.  Our financial product category largely consists of foreign exchange and interest rate derivative products.  Foreign exchange volumes generally increased in the first quarter due to volatility in currency markets primarily related to Japanese monetary easing and improving global growth prospects.  CME Group Inc’s (“CME”) foreign exchange futures ADVs increased 19%, year over year and EBS, an electronic trading platform for currencies, reported an increase in volumes of 12%. To a lesser extent, these factors also influenced volumes in interest rate products. CME reported an increase in interest rate futures ADVs of 1%. In comparison, our brokerage revenues from financial products increased 4% from the prior year.

Equity Volumes.  Our equity product category consists of cash and derivative products.  Equity volume metrics were mixed despite most major equity indices performing well in the first quarter.  Volatility was lower in the first quarter of 2013, with the VIX averaging 26% below prior year first quarter levels. Options contract ADVs were down 3% in the first quarter of 2013 according to the Options Clearing Corporation, while Eurex European equity derivative volumes decreased 6%, year over year. ADV’s for NYSE Euronext’s U.S. and European cash products both decreased 13% over the same periods.  In comparison, our brokerage revenues from equity products declined 12% from the prior year first quarter.

Commodity Volumes.  Our commodity product category consists of a wide range of energy products, and to a lesser extent, other commodity products.  Commodity volumes generally declined in the quarter due to regulatory, market and economic uncertainty.  CME’s Energy futures ADVs declined 12%, while ICE’s energy futures ADVs decreased 4%, in the first quarter of 2013 from the prior year period.  ADVs for CME’s ClearPort’s (OTC), which is a subset of CME energy, decreased 25% over the same period.  In comparison, our brokerage revenues from commodity products declined 23% in the first quarter of 2013.

Clearing Services Volumes.  Our Kyte subsidiary’s clearing operations are subject to many of the same drivers that influence OTC market volumes. Despite the fact that trading conditions were generally subdued in the first quarter of 2013, Kyte’s clearing revenues were up year-over-year due to an increase in commodity futures trading by a number of its largest clearing customers.  Kyte’s clearing services revenues include the exchange fees that Kyte charges to its clients but then passes on to the exchanges. Typically, commodity futures carry a higher exchange fee than the fixed-income or interest rate futures equivalent.

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

In addition, we believe that the ongoing global regulatory overhaul of many of the markets in which we provide our services has led to continued uncertainty in 2013 and resulted in lower trading volumes and fewer participants in these markets.  Regulators and legislators in the U.S. and abroad have proposed and, in some instances, adopted a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities (“SEF”) and increased use of electronic trading system technologies.  We believe that these new and proposed regulations have not yet eliminated the uncertainty that has persisted in many OTC derivatives markets since the start of the financial crisis.

During the third quarter of 2012, ICE announced that all cleared swaps in energy products would be converted to regulated futures contracts on October 15, 2012 on the basis that trading those products as futures would present significant advantages to customers seeking to avoid the impact of the Dodd-Frank Act. CME also announced that certain contracts already listed as futures on CME ClearPort would be made available for trading on CME Globex on October 12, 2012, with more to be added in the future. Subject to the rules and regulations applicable to futures products, including with respect to block trades, we continue to broker all the products that we had customarily brokered as swaps prior to October 12, 2012 without regard to whether those products are now traded as futures.  However, this “futurization” of segments of the swaps markets could result in decreased revenue opportunities for wholesale brokers like us.

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

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three-month period ended March 31, 2013:

Our total revenues decreased 6.1% to $244.4 million for the three months ended March 31, 2013 from $260.2 million for the three months ended March 31, 2012. The main factors contributing to this decrease in our revenues were:

•                  Decreased trading volumes in certain  OTC and exchange-traded markets in which we provide our services;

•                  Lower market volatility in many derivative markets, including fixed income and equity derivatives;

•                  The reduction in broker personnel headcount and the closure of certain unprofitable brokerage desks globally;

•                  Regulatory and economic uncertainty; and

•                  Two less trading days for the three months ended March 31, 2013 compared to the same period in 2012.

Partially offsetting the above factors were the following positive factors that affected our brokerage and other revenues, including:

•                  Increased clearing services revenues due to an increase in the number of trades cleared by Kyte;

•                  Contributions from investments in new brokerage desks and offices focused on certain financial products;

•                  Higher volatility and trading volumes in certain foreign exchange markets in which we provide brokerage services;

•                  Increased electronic matching volumes for a variety of products, including cash fixed income, certain fixed income derivatives and various financial products; and

•                  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, sign-on and retention bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits expense decreased 12.0% to $137.0 million for the three months ended March 31, 2013 from $155.8 million for the three months ended March 31, 2012.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $43.1 million for the three months ended March 31, 2013 from $57.2 million for the three months ended March 31, 2012.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”) and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses decreased to $8.2 million for the three months ended March 31, 2013, as compared to $8.6 million for the three months ended March 31, 2012.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Revenues
Agency commissions	$126,572	$144,580
Principal transactions	50,065	62,588
Total brokerage revenues	176,637	207,168
Clearing services revenues	38,064	28,127
Interest income from clearing services	737	521
Equity in net earnings of unconsolidated businesses	3,059	1,420
Software, analytics and market data	22,158	19,999
Other income	3,737	2,940
Total revenues	244,392	260,175
Interest and transaction-based expenses
Transaction fees on clearing services	36,908	26,962
Transaction fees on brokerage services	5,807	6,125
Interest expense from clearing services	160	440
Total interest and transaction-based expenses	42,875	33,527
Revenues, net of interest and transaction-based expenses	201,517	226,648
Expenses
Compensation and employee benefits	137,015	155,778
Communications and market data	13,587	15,666
Travel and promotion	8,061	10,089
Rent and occupancy	7,212	6,792
Depreciation and amortization	8,308	9,148
Professional fees	6,727	6,168
Interest on borrowings	7,688	6,815
Other expenses	12,824	8,473
Total other expenses	201,422	218,929
Income before (benefit from) provision for income taxes	95	7,719
(Benefit from) provision for income taxes	(4,859)	2,779
Net income before attribution to non-controlling stockholders	4,954	4,940
Less: Net income attributable to non-controlling interests	280	148
GFI’s net income	$4,674	$4,792

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenues
Agency commissions	62.8%	63.8%
Principal transactions	24.8	27.6
Total brokerage revenues	87.6	91.4
Clearing services revenues	18.9	12.4
Interest income from clearing services	0.4	0.2
Equity in net earnings of unconsolidated businesses	1.5	0.6
Software, analytics and market data	11.0	8.8
Other income	1.9	1.4
Total revenues	121.3	114.8
Interest and transaction-based expenses
Transaction fees on clearing services	18.3	11.9
Transaction fees on brokerage services	2.9	2.7
Interest expense from clearing services	0.1	0.2
Total interest and transaction-based expenses	21.3	14.8
Revenues, net of interest and transaction-based expenses	100.0%	100.0%
Expenses
Compensation and employee benefits	68.0	68.7
Communications and market data	6.8	6.9
Travel and promotion	4.0	4.5
Rent and occupancy	3.6	3.0
Depreciation and amortization	4.1	4.0
Professional fees	3.3	2.7
Interest on borrowings	3.8	3.0
Other expenses	6.4	3.8
Total other expenses	100.0%	96.6%
Income before (benefit from) provision for income taxes	0.0	3.4
(Benefit from) provision for income taxes	(2.4)	1.2
Net income before attribution to non-controlling stockholders	2.4	2.2
Less: Net income attributable to non-controlling interests	0.1	0.1
GFI’s net income	2.3%	2.1%

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net Income

GFI’s net income for the three months ended March 31, 2013 was $4.7 million as compared to net income of $4.8 million for the three months ended March 31, 2012, a decrease of $0.1 million. Total revenues decreased by $15.8 million, or 6.1%, to $244.4 million for the three months ended March 31, 2013 from $260.2 million for the same period in the prior year. The net decrease in total revenues for the three months ended March 31, 2013 was primarily due to lower brokerage revenues, which decreased $30.5 million, or 14.7%, largely due to the factors set forth above under heading “Financial Overview.”

Total interest and transaction-based expenses increased $9.4 million, or 27.9%, to $42.9 million for the three months ended March 31, 2013 from $33.5 million for the three months ended March 31, 2012. The increase resulted from higher transaction fees on clearing services at our Kyte subsidiary, primarily due to an increase in the number of trades cleared.

Total expenses, excluding interest and transaction-based expenses, decreased by $17.5 million, or 8.0%, to $201.4 million for the three months ended March 31, 2013 from $218.9 million for the three months ended March 31, 2012. This decrease was largely attributable to a decrease in compensation and employee benefits expense due to lower performance bonus expense on lower brokerage revenues for the first quarter of 2013, as well as initiatives implemented during the last 18 months to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

We recorded a benefit from income taxes of $4.9 million for the three months ended March 31, 2013 as compared to a provision for income taxes of $2.8 million for the three months ended March 31, 2012. The decrease was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the three months ended March 31, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2013	%*	2012	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$46,742	23.2%	$61,511	27.1%	$(14,769)	(24.0)%
Equity	33,216	16.5	37,533	16.6	(4,317)	(11.5)
Financial	51,916	25.8	50,155	22.1	1,761	3.5
Commodity	44,763	22.2	57,969	25.6	(13,206)	(22.8)
Total brokerage revenues	176,637	87.7	207,168	91.4	(30,531)	(14.7)
Clearing services revenues	38,064	18.9	28,127	12.4	9,937	35.3
Other revenues	29,691	14.7	24,880	11.0	4,811	19.3
Total revenues	244,392	121.3	260,175	114.8	(15,783)	(6.1)
Total interest and transaction-based expenses	42,875	21.3	33,527	14.8	9,348	27.9
Revenues, net of interest and transaction-based expenses	$201,517	100.0%	$226,648	100.0%	$(25,131)	(11.1)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended March 31, 2013 as compared to the same period in 2012.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 7.4%

for the three months ended March 31, 2013, as compared to the same period from the prior year.

•                  Fixed income product brokerage revenues decreased $14.8 million, or 24.0%, for the three months ended March 31, 2013 compared to the same period in 2012.  Revenues from fixed income derivative and cash products decreased approximately 32.3% and 18.2%, respectively, as compared to the first quarter of 2012.  The decrease in fixed income derivative product revenues was largely due to lower trading volumes, continued low interest rates and low market volatility. The decrease in fixed income product brokerage revenues was also due to reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for fixed income products decreased by 29 to 309 employees for the three months ended March 31, 2013 from 338 employees for the same period in the prior year.

•                  The decrease in equity product brokerage revenues of $4.3 million, or 11.5%, for the three months ended March 31, 2013 compared to the same period in 2012 was primarily attributable to lower cash and derivative trading volumes in Europe, and to reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for equity products decreased by 29 to 195 employees for the three months ended March 31, 2013 from 224 employees for the same period in the prior year.

•                  The increase in financial product brokerage revenues of $1.8 million, or 3.5%, for the three months ended March 31, 2013 compared to the same period in 2012, was primarily attributable to (i) increased market volatility in foreign exchange markets in which we provide brokerage services, (ii) contributions from new desks and offices which commenced operations in the latter part of 2011 and (iii) strength in Latin American products.  Our average monthly brokerage personnel headcount for financial products decreased by 13 to 378 employees for the three months ended March 31, 2013 from 391 employees for the same period in the prior year.

•                  The decrease in commodity product brokerage revenues of $13.2 million, or 22.8%, for the three months ended March 31, 2013 compared to the same period in 2012 was due, in part, to lower trading volumes in the U.S. and reduced headcount for commodity products.  Trading volumes were likely impacted, in part, by the “futurization” of segments of the swaps markets in October 2012 and uncertainty about the regulatory status of certain market participants and transactions. The revenue decline generally correlates with the decline across OTC and exchange markets in this product category.  Our average monthly brokerage personnel headcount for commodity products decreased by 27 to 288 employees for the three months ended March 31, 2013 from 315 employees for the same period in the prior years.

Clearing Services Revenue

•                  Clearing services revenues increased by $9.9 million, or 35.3%, in the three months ended March 31, 2013 compared to the same period in 2012 due to an increase in the number of trades cleared by our Kyte subsidiary.  Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended March 31,
	2013	2012	Increase (Decrease)	%*
Software, analytics and market data	$22,158	$19,999	$2,159	10.8%
Equity in net earnings of unconsolidated businesses	3,059	1,420	1,639	115.4
Remeasurement of foreign currency transactions and balances	(273)	(673)	400	(59.4)
Net realized and unrealized losses from foreign currency hedges	(79)	(821)	742	(90.4)
Interest income on short-term investments	191	159	32	20.1
Interest income from clearing services	737	521	216	41.5
Other	3,898	4,275	(377)	(8.8)
Total other revenues	$29,691	$24,880	$4,811	19.3%

*                                         Denotes % change of dollar amount of revenue for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Other revenues increased by $4.8 million in the first quarter of 2013 to $29.7 million from $24.9 million in the same period in 2012.  This net increase was largely related to (i) an increase in software revenues at our Trayport subsidiary, due to growth in their customer base as well as new product offerings and (ii) an increase of $1.6 million in net earnings of unconsolidated businesses, due to improved trading results from equity method investments in certain Kyte backed trading groups. Other revenues also increased due to a $0.7 million increase in net realized and unrealized gains related to foreign currency forward contracts used to hedge certain non-U.S. dollar assets and revenues.

Interest and Transaction-Based Expenses

•                  The increase in total interest and transaction-based expenses of $9.3 million in the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to an increase in the number of trades cleared by our Kyte subsidiary.  Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade on behalf of its clients, which are pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues decreased to 3.0% for the three months ended March 31, 2013 as compared to 4.1% for the three months ended March 31, 2012, primarily due to an increase in volume rebates paid by Kyte in the first quarter of 2013 as compared to the first quarter of 2012. In addition, the mix of trades cleared by Kyte in the first quarter of 2013 was more heavily weighted toward trades on exchanges with relatively higher exchange fees than in the first quarter of 2012.

Expenses

The following table sets forth the changes in expenses for the three months ended March 31, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2013	%*	2012	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$137,015	68.0%	$155,778	68.7%	$(18,763)	(12.0)%
Communications and market data	13,587	6.8	15,666	6.9	(2,079)	(13.3)
Travel and promotion	8,061	4.0	10,089	4.5	(2,028)	(20.1)
Rent and occupancy	7,212	3.6	6,792	3.0	420	6.2
Depreciation and amortization	8,308	4.1	9,148	4.0	(840)	(9.2)
Professional fees	6,727	3.3	6,168	2.7	559	9.1
Interest on borrowings	7,688	3.8	6,815	3.0	873	12.8
Other expenses	12,824	6.4	8,473	3.8	4,351	51.4
Total other expenses	$201,422	100.0%	$218,929	96.6%	$(17,507)	(8.0)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $18.8 million in the first quarter of 2013 was predominantly due to a decrease in compensation and employee benefits expense resulting from lower performance bonus expense on lower brokerage revenues for the first quarter of 2013, as well as initiatives implemented during the last 18 months to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 68.0% for the three months ended March 31, 2013 compared to 68.7% for the same period in 2012.

•                  Performance bonus expense represented 36.7% and 41.4% of total compensation and employee benefits expense for the three months ended March 31, 2013 and 2012, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 6.9% and 6.3% of total compensation and employee benefits expense for the three months ended March 31, 2013 and 2012, respectively.

All Other Expenses

•                  The decrease in communications and market data expense of $2.1 million in the first quarter of 2013 as compared to the same period in 2012 was primarily due to a reduction in brokerage headcount, as well as cost savings initiatives implemented during the last 18 months.

•                  The decrease in travel and promotion expense of $2.0 million in the first quarter of 2013 as compared to the same period in 2012 was predominantly due to a reduction in brokerage headcount and our efforts to rationalize travel and promotion expense in a lower-volume trading environment.

•                  The increase in Other expenses of $4.4 million was largely due to legal costs and expenses in connection with recently opened desks and offices.

Income Taxes

•                  We recorded a benefit from income taxes of $4.9 million for the three months ended March 31, 2013 as compared to a provision for income taxes of $2.8 million for the three months ended March 31, 2012. The decrease was primarily due to: (i) a tax benefit under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (ii) a tax benefit arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iii) the release of a tax liability in a foreign subsidiary where the statute of limitations has now expired.

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

Segment Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended March 31, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$69,258	$87,668	$18,359	$47,610	$21,497	$244,392
Revenues, net of interest and transaction-based expenses	66,148	84,993	18,249	10,339	21,788	201,517
Other expenses	46,754	58,956	13,427	9,729	72,556	201,422
Income (loss) before income taxes	19,394	26,037	4,822	610	(50,768)	95

	Three Months Ended March 31, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$82,415	$100,463	$21,103	$38,463	$17,731	$260,175
Revenues, net of interest and transaction-based expenses	78,920	97,612	21,085	10,914	18,117	226,648
Other expenses	55,679	69,043	16,897	10,681	66,629	218,929
Income (loss) before income taxes	23,241	28,569	4,188	233	(48,512)	7,719

Total Revenues

•                  Total revenues for Americas Brokerage decreased $13.1 million, or 16.0%, to $69.3 million for the three months ended March 31, 2013 from $82.4 million for the three months ended March 31, 2012. Total revenues for EMEA Brokerage decreased $12.8 million, or 12.7%, to $87.7 million for the three months ended March 31, 2013 from $100.5 million for the three months ended March 31, 2012. Total revenues for Asia Brokerage decreased $2.7 million, or 13.0%, to $18.4 million for the three months ended March 31, 2013 from $21.1 million for the three months ended March 31, 2012. Total revenues for our three brokerage segments decreased by $28.6 million, or 14.1%, to $175.4 million for the three months ended March 31, 2013 from $204.0 million for the three months ended March 31, 2012. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.”

•                  Total revenues for Clearing and Backed Trading increased $9.1 million, or 23.8%, to $47.6 million for the three months ended March 31, 2013 from $38.5 million for the three months ended March 31, 2012. The increase was due primarily to an increase in clearing services revenues as a result of an increase in trades cleared by Kyte.

•                  Total revenues for All Other increased by $3.8 million, or 21.2%, to $21.5 million for the three months ended March 31, 2013 from $17.7 million for the three months ended March 31, 2012. This increase was due, in large part, to an increase in software revenues at our Trayport subsidiary due to growth in its customer base, as well as new product offerings.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased to $5.9 million for the three months ended March 31, 2013, as compared to $6.4 million for the three months ended March 31, 2012, primarily due to a decrease in the number of transactions executed on a matched principal basis, for which we incur transaction-based expenses. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $37.3 million for the three months ended March 31, 2013 from $27.5 million for the three months ended March 31, 2012, primarily due to an increase in the number of trades cleared by Kyte.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $8.9 million, or 16.0%, to $46.8 million for the three months ended March 31, 2013 from $55.7 million for the three months ended March 31, 2012.  Other expenses for EMEA Brokerage decreased $10.0 million, or 14.6%, to $59.0 million for the three months ended March 31, 2013 from $69.0 million for the three months ended March 31, 2012. Other expenses for Asia Brokerage decreased $3.5 million, or 20.5%, to $13.4 million for the three months ended March 31, 2013 from $16.9 million for the three months ended March 31, 2012. Total Other expenses for our three brokerage segments decreased by $22.4 million, or 15.9%, to $119.2 million for the three months ended March 31, 2013 from $141.6 million for the three months ended March 31, 2012. The decrease across all brokerage segments was attributable, in large part, to a decrease in compensation and employee benefits expense due to lower performance bonus expense on lower brokerage revenues across all brokerage segments for the first quarter of 2013, as well as initiatives implemented during the last 18 months to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

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

•                  Other expenses for Clearing and Backed Trading decreased $1.0 million, or 8.9%, to $9.7 million for the three months ended March 31, 2013 from $10.7 million for the three months ended March 31, 2012. The decrease was due, in part, to a decrease in communications and market data expense and a decrease in intercompany interest charges as a result of lower intercompany loans outstanding related to our Clearing and Backed Trading segment.

•                  Other expenses for All Other increased by $6.0 million, or 8.9%, to $72.6 million for the three months ended March 31, 2013 from $66.6 million for the three months ended March 31, 2012.  The increase was primarily due to non-recurring costs in connection with new desks opened in recent quarters, slightly offset by an impairment charge taken in the first quarter of 2012 related to an available-for-sale security.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from April 1, 2011 to March 31, 2013. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(dollars in thousands)
Revenues
Agency commissions	$126,572	$104,110	$112,239	$123,457	$144,580	$125,584	$151,446	$136,513
Principal transactions	50,065	46,329	50,278	51,964	62,588	48,907	61,711	54,475
Total brokerage revenues	176,637	150,439	162,517	175,421	207,168	174,491	213,157	190,988
Clearing services revenues	38,064	29,704	30,545	29,635	28,127	25,513	31,872	27,680
Interest income from clearing services	737	639	422	382	521	682	606	670
Equity in net earnings of unconsolidated businesses	3,059	2,327	2,344	2,478	1,420	523	4,260	4,757
Software, analytics and market data	22,158	22,482	21,204	20,468	19,999	19,292	18,837	18,403
Other income	3,737	1,703	2,356	9,346	2,940	13,829	7,230	1,233
Total revenues	244,392	207,294	219,388	237,730	260,175	234,330	275,962	243,731
Interest and transaction-based expenses
Transaction fees on clearing services	36,908	28,738	29,420	28,606	26,962	24,074	30,388	26,752
Transaction fees on brokerage services	5,807	4,831	5,734	6,153	6,125	5,184	6,673	6,079
Interest expense from clearing services	160	293	82	158	440	496	439	617
Total interest and transaction-based expenses	42,875	33,862	35,236	34,917	33,527	29,754	37,500	33,448
Revenues, net of interest and transaction-based expenses	201,517	173,432	184,152	202,813	226,648	204,576	238,462	210,283
Expenses
Compensation and employee benefits	137,015	124,574	130,499	135,650	155,778	161,068	159,980	146,839
Communications and market data	13,587	14,131	15,269	15,694	15,666	15,364	15,187	15,106
Travel and promotion	8,061	8,503	7,973	9,285	10,089	9,887	9,723	10,198
Rent and occupancy	7,212	2,908	7,083	6,884	6,792	6,481	6,322	5,988
Depreciation and amortization	8,308	9,122	9,246	9,108	9,148	9,278	9,990	9,801
Professional fees	6,727	5,768	5,925	5,377	6,168	7,772	6,866	5,672
Interest on borrowings	7,688	6,805	6,738	6,527	6,815	7,512	12,035	3,276
Other expenses	12,824	11,047	8,586	6,671	8,473	14,244	9,353	5,573
Total other expenses	201,422	182,858	191,319	195,196	218,929	231,606	229,456	202,453
Income (loss) before (benefit from) provision for income taxes	95	(9,426)	(7,167)	7,617	7,719	(27,030)	9,006	7,830
(Benefit from) provision for income taxes	(4,859)	1,688	1,638	2,282	2,779	(4,945)	2,884	2,036
Net income (loss) before attribution to non-controlling stockholders	4,954	(11,114)	(8,805)	5,335	4,940	(22,085)	6,122	5,794
Less: Net income (loss) attributable to non-controlling interests	280	258	(112)	15	148	58	57	(357)
GFI’s net income (loss)	$4,674	$(11,372)	$(8,693)	$5,320	$4,792	$(22,143)	$6,065	$6,151

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Revenues
Agency commissions	62.8%	60.0%	60.9%	60.9%	63.8%	61.4%	63.5%	64.9%
Principal transactions	24.8	26.7	27.3	25.6	27.6	23.9	25.9	25.9
Total brokerage revenues	87.6	86.7	88.2	86.5	91.4	85.3	89.4	90.8
Clearing services revenues	18.9	17.1	16.6	14.6	12.4	12.5	13.4	13.2
Interest income from clearing services	0.4	0.4	0.2	0.2	0.2	0.3	0.3	0.3
Equity in net earnings of unconsolidated businesses	1.5	1.3	1.3	1.2	0.6	0.3	1.8	2.3
Software, analytics and market data	11.0	13.0	11.5	10.1	8.8	9.3	7.8	8.7
Other income	1.9	1.0	1.3	4.6	1.4	6.8	3.0	0.6
Total revenues	121.3	119.5	119.1	117.2	114.8	114.5	115.7	115.9
Interest and transaction-based expenses
Transaction fees on clearing services	18.3	16.6	16.0	14.1	11.9	11.8	12.7	12.7
Transaction fees on brokerage services	2.9	2.8	3.1	3.0	2.7	2.5	2.8	2.9
Interest expense from clearing services	0.1	0.1	0.0	0.1	0.2	0.2	0.2	0.3
Total interest and transaction-based expenses	21.3	19.5	19.1	17.2	14.8	14.5	15.7	15.9
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	68.0	71.8	70.9	66.9	68.7	78.7	67.1	69.8
Communications and market data	6.8	8.1	8.3	7.7	6.9	7.5	6.4	7.2
Travel and promotion	4.0	4.9	4.3	4.6	4.5	4.8	4.1	4.8
Rent and occupancy	3.6	1.7	3.8	3.4	3.0	3.2	2.7	2.8
Depreciation and amortization	4.1	5.3	5.0	4.5	4.0	4.5	4.2	4.7
Professional fees	3.3	3.3	3.2	2.7	2.7	3.8	2.9	2.7
Interest on borrowings	3.8	3.9	3.7	3.2	3.0	3.7	5.0	1.6
Other expenses	6.4	6.4	4.7	3.3	3.8	7.0	3.9	2.7
Total other expenses	100.0%	105.4%	103.9%	96.3%	96.6%	113.2%	96.3%	96.3%
Income (loss) before (benefit from) provision for income taxes	0.0	(5.4)	(3.9)	3.7	3.4	(13.2)	3.7	3.7
(Benefit from) provision for income taxes	(2.4)	1.0	0.9	1.1	1.2	(2.4)	1.2	1.0
Net income (loss) before attribution to non-controlling stockholders	2.4	(6.4)	(4.8)	2.6	2.2	(10.8)	2.5	2.7
Less: Net income (loss) attributable to non-controlling interests	0.1	0.2	(0.1)	0.0	0.1	0.0	0.0	(0.2)
GFI’s net income (loss)	2.3%	(6.6)%	(4.7)%	2.6%	2.1%	(10.8)%	2.5%	2.9%

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At March 31, 2013, we had $216.1 million of cash and cash equivalents compared to $227.4 million at December 31, 2012. Included in this amount are $149.9 million and $165.1 million of cash and cash equivalents held by subsidiaries outside of the United States at March 31, 2013 and December 31, 2012, respectively. We have historically asserted the intent to indefinitely reinvest, with very limited exceptions, the unremitted profits of our foreign subsidiaries. We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States and we will accrue additional income taxes, if any, on such international profits. Additional income taxes accrued on repatriated earnings for the three months ended March 31, 2013 were $0.4 million. We continue to believe that we will not incur a material United States tax charge on the repatriation of profits in the future.

In addition, included within Receivables from brokers, dealers and clearing organizations are cash balances which represent amounts clearing customers have on deposit with Kyte, our subsidiary which operates a clearing business. Kyte deposits these amounts with third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for Kyte’s customers.  These amounts, while due to us from the general clearing members, ultimately represent cash payable to our clearing customers.  Also included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges.   We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $31.3 million and $19.6 million as of March 31, 2013 and December 31, 2012, respectively.

The following table summarizes our cash position as of March 31, 2013 and December 31, 2012, respectively.

	March 31,	December 31,
	2013	2012
	(dollars in thousands)

Cash and cash equivalents	$216,144	$227,441
Cash held at clearing organizations, net of customer cash	31,298	19,636
Total balance sheet cash	$247,442	$247,077

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

Sources and Uses of Cash

Net cash provided by in operating activities was $0.8 million for the three months ended March 31, 2013 compared with $11.0 million of net cash used in operating activities for the three months ended March 31, 2012, a net decrease in cash used of $11.8 million. This decrease was of net cash used in operating activities due to a reduction in net working capital employed in the business for the three months ended March 31, 2013 relative to the same period in 2012. The decrease in working capital employed in the business was primarily due to a $49.3 million decrease related to net changes in accrued compensation and accounts payable related to the timing of certain bonus payments and a net decrease from the change in other assets and liabilities of $12.0 million. These decreases in working capital requirements were partially offset by a $33.1 million increase related to changes in net receivables from brokers, dealers and clearing organizations.

Offsetting this net reduction in working capital was a decrease of $12.2 million in non-cash items which reconcile net income to net cash used in operating activities such as the benefit from deferred taxes, write-down of investments and gains and losses from equity method investments.

Net cash used in investing activities for the three months ended March 31, 2013 was $0.4 million compared to $6.0 million for the three months ended March 31, 2012, a decrease of $5.6 million. The decrease in net cash used for investing activities was primarily related to a return of capital of $3.0 million from an equity method investee and a decrease of $1.1 million in net cash receipts/payments due to the settlement of foreign exchange derivative hedge contracts.

Net cash used in financing activities for the three months ended March 31, 2013 was $6.5 million compared to $15.4 million for the three months ended March 31, 2012, a decrease of $8.9 million. This decrease in net cash used was primarily due to a decrease in cash dividends paid in the first quarter of 2013 due to the acceleration of the payment of the dividend for the fourth quarter 2012 to December 2012 as well as a decrease in the value of shares withheld on vested RSUs.

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

Short and Long Term Debt

Our outstanding debt at March 31, 2013 consisted of $240 million of our 8.375% Senior Notes and $10 million of borrowings under our Credit Agreement. As of March 31, 2013, the available borrowing capacity under our Credit Agreement was $75 million. In December 2013, $18.75 million of the lender commitments mature and the remaining $56.25 million of the lender commitments mature in December 2015. The 8.375% Senior Notes mature in July 2018. See Note 7 to the Condensed Consolidated Financial Statements for further details on our debt.

Credit Ratings

As of March 31, 2013, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody’s Investor Services	B1	Stable
Standard & Poor’s	BB-	Negative
Fitch Ratings Inc.	BBB-	Stable

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

On January 18, 2013, Moody’s Investor Services lowered its credit rating on our 8.375% Senior Notes two notches to B1, which increased our applicable per annum interest, effective January 19, 2013, by an additional 50 basis points.  On April 19, 2013, Fitch lowered its credit rating on our 8.375% Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch will increase our applicable per annum interest, effective July 19, 2013, by an additional 50 basis points.

The cumulative effect of downgrades to our credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes equates to 175 basis points over the original interest rate, or $4.2 million in additional interest expense per annum, based on the aggregate amount of outstanding principal as of March 31, 2013.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In December 2012, our Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and we, therefore, did not pay a cash dividend during the three months ended March 31, 2013. Cash dividends paid during the three months ended March 31, 2012 were approximately $5.9 million.

Common Stock

It is our expectation that we may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$136,916	$14,253	$22,897	$19,596	$80,170
Short-term obligations	10,000	10,000	—	—	—
Interest on Long-term obligations (1)	133,050	23,700	48,600	48,600	12,150
Long-term obligations	240,000	—	—	—	240,000
Purchase obligations (2)	27,282	21,397	4,966	919	—
Total	$547,248	$69,350	$76,463	$69,115	$332,320

(1)         The amounts listed under Interest on Long-term obligations include increases to our applicable per annum interest on our 8.375% Senior Notes that were effective as a result of downgrades to our credit rating by the various credit agencies in 2012 and 2013. In the event that our credit ratings are subsequently changed, the applicable per annum interest could increase or decrease and the amounts disclosed in this table would also change. See Note 7 to the Condensed Consolidated Financial Statements for further details.

(2)         The amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures. See Note 11 to our Condensed Consolidated Financial Statements for further discussion.

We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $9.0 million, excluding interest of $1.1 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions that have not been paid are excluded from the Contractual Obligations and Commitments table.

We have a future purchase commitment with an estimated fair value of $2.3 million and a contingent consideration liability with an estimated fair value of $0.4 million as of March 31, 2013. Due to the uncertainty of the amounts to be ultimately paid, as well as the timing of such payments, these liabilities have been excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2013 as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our Condensed Consolidated Financial Statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2012 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position. In January 2013, the FASB issued an amendment to ASU 2011-11, ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”).  ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815- Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transaction that are either offset in accordance with Balance Sheet (Topic 210) guidance, Derivatives and Hedging (Topic 815) guidance, or subject to an enforceable master netting arrangement or similar agreement.  The new disclosures are required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements. See Note 14 to the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements.  The standard was effective for annual periods, and interim periods within those periods, beginning after December 15, 2012.  As of March 31, 2013, we had no such reclassifications to disclose.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2012 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2013.

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. At March 31, 2013 and December 31, 2012, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $4.4 million as of March 31, 2013.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GFI Group Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of GFI Group Inc. and its subsidiaries as of March 31, 2013 and December 31, 2012, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month periods ended March 31, 2013 and March 31, 2012 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2013 and March 31, 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of December 31, 2012, and the related consolidated statements of operations and comprehensive (loss) income and of cash flows for the year then ended (not presented herein), and in our report dated March 12, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statements of financial condition as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated statements of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 9, 2013

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

ITEM 1A.      RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2012 Form 10-K. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2012 Form 10-K.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended March 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January
Stock Repurchase Program (a)	—	$—	—	9,959,796
Employee Transactions (b)	312,608	$3.40	N/A	N/A

February
Stock Repurchase Program (a)	—	$—	—	9,959,796
Employee Transactions (b)	62,661	$3.51	N/A	N/A

March
Stock Repurchase Program (a)	—	$—	—	9,959,796
Employee Transactions (b)	1,385,622	$3.34	N/A	N/A

Total
Stock Repurchase Program (a)	—	$—	—	9,959,796
Employee Transactions (b)	1,760,891	$3.36	N/A	N/A

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

(c)  Amounts disclosed in this column include the number of RSUs management reasonably anticipates will be granted in the current calendar year less the number of shares repurchased by the Company on the open market for the current calendar year through March 31, 2013.

ITEM 6.               EXHIBITS

Exhibits:

Exhibit No.	Description
10*

First Amendment to Credit Agreement and Consent, dated as of March 6, 2013, among GFI Group Inc. and GFI Holdings Limited, as Borrowers, certain subsidiaries of the Company as Guarantors, various Lenders and Bank of America, N.A., as Administrative Agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 7, 2013. File No. 001-34897)

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

(*) Previously filed.

(**) Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012,  (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (v) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and (vi) Notes to Condensed Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless GFI Group, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2013.

GFI GROUP INC.

By:		/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer
(principal financial and accounting officer)