Form 10-Q
period 2013-06-30
GFI Group Inc.
filed 2013-08-09
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of shares of registrant’s common stock outstanding on July 31, 2013 was 120,625,213.

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$179,123	$227,441
Cash and securities segregated under federal and other regulations	69,050	47,494
Commissions receivable, net of allowance for doubtful accounts of $1,892 and $1,710 at June 30, 2013 and December 31, 2012, respectively	103,982	73,930
Receivables from brokers, dealers and clearing organizations	722,262	252,696
Property, equipment and leasehold improvements, net of depreciation and amortization of $178,579 and $169,663 at June 30, 2013 and December 31, 2012, respectively	59,295	58,835
Goodwill	264,523	267,977
Intangible assets, net	44,097	48,492
Other assets	187,157	203,196
TOTAL ASSETS	$1,629,489	$1,180,061

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$82,976	$79,195
Accounts payable and accrued expenses	44,091	36,674
Payables to brokers, dealers and clearing organizations	611,645	164,935
Payables to clearing services customers	128,316	139,627
Short-term borrowings	10,000	—
Long-term obligations	240,000	250,000
Other liabilities	84,687	83,574
Total Liabilities	$1,201,715	$754,005
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 138,016,398 and 134,689,148 shares issued at June 30, 2013 and December 31, 2012, respectively	1,380	1,347
Additional paid in capital	381,779	374,798
Retained earnings	126,781	121,415
Treasury stock, 17,515,203 and 17,313,686 shares of common stock at cost, at June 30, 2013 and December 31, 2012, respectively	(75,495)	(75,020)
Accumulated other comprehensive (loss) income	(7,738)	2,542
Total Stockholders’ Equity	426,707	425,082
Non-controlling interests	1,067	974
Total Equity	427,774	426,056
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,629,489	$1,180,061

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Agency commissions	$122,476	$123,457	$249,048	$268,037
Principal transactions	51,562	51,964	101,627	114,552
Total brokerage revenues	174,038	175,421	350,675	382,589
Clearing services revenues	39,439	29,635	77,503	57,762
Interest income from clearing services	431	382	1,168	903
Equity in net earnings of unconsolidated businesses	2,300	2,478	5,359	3,898
Software, analytics and market data	21,808	20,468	43,966	40,467
Other income	4,262	9,346	7,999	12,286
Total revenues	242,278	237,730	486,670	497,905
Interest and transaction-based expenses
Transaction fees on clearing services	38,424	28,606	75,332	55,568
Transaction fees on brokerage services	5,335	6,153	11,142	12,278
Interest expense from clearing services	87	158	247	598
Total interest and transaction-based expenses	43,846	34,917	86,721	68,444
Revenues, net of interest and transaction-based expenses	198,432	202,813	399,949	429,461
Expenses
Compensation and employee benefits	134,613	135,650	271,628	291,428
Communications and market data	13,743	15,694	27,330	31,360
Travel and promotion	7,857	9,285	15,918	19,374
Rent and occupancy	7,039	6,884	14,251	13,676
Depreciation and amortization	8,334	9,108	16,642	18,256
Professional fees	6,385	5,377	13,112	11,545
Interest on borrowings	7,175	6,527	14,863	13,342
Other expenses	5,699	6,671	18,523	15,144
Total other expenses	190,845	195,196	392,267	414,125
Income before provision for (benefit from) income taxes	7,587	7,617	7,682	15,336
Provision for (benefit from) income taxes	719	2,282	(4,140)	5,061
Net income before attribution to non-controlling stockholders	6,868	5,335	11,822	10,275
Less: Net income attributable to non-controlling interests	177	15	457	163
GFI’s net income	$6,691	$5,320	$11,365	$10,112

Earnings per share available to common stockholders
Basic	$0.06	$0.05	$0.10	$0.09
Diluted	$0.05	$0.04	$0.09	$0.08
Weighted average shares outstanding
Basic	118,646,703	117,186,760	117,024,375	116,342,469
Diluted	126,603,146	122,978,459	126,080,497	124,164,300
Dividends declared per share of common stock	$0.05	$0.05	$0.05	$0.10

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income before attribution to non-controlling stockholders	$6,868	$5,335	$11,822	$10,275

Other comprehensive (loss) income:
Foreign currency translation adjustment	(745)	(4,283)	(10,796)	1,680
Unrealized gain (loss) on available-for-sale securities, net of tax(1)	183	8	432	(77)
Total other comprehensive (loss) income	(562)	(4,275)	(10,364)	1,603

Comprehensive income including non-controlling stockholders	6,306	1,060	1,458	11,878
Comprehensive income attributable to non-controlling stockholders	221	25	373	173
GFI’s comprehensive income	$6,085	$1,035	$1,085	$11,705

(1)         Amounts are net of provision for income taxes of $55 and $3 for the three months ended June 30, 2013 and 2012, respectively. Amounts are net of provision for (benefit from) income taxes of $130 and $(37) for the six months ended June 30, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling stockholders	$11,822	$10,275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,642	18,256
Share-based compensation	15,534	16,913
Tax expense related to share-based compensation	1,832	1,762
Amortization of prepaid bonuses and forgivable loans	13,813	13,172
Benefit from deferred taxes	(7,620)	(2,434)
Losses (gains) on foreign exchange derivative contracts, net	781	(2,867)
(Gains) losses from equity method investments, net	(1,949)	163
Amortization of deferred financing fees	1,229	1,091
Impairment of investments	—	2,700
Mark-to-market of future purchase commitment	(2,203)	(7,017)
Other non-cash charges, net	(187)	(138)
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	(21,556)	(24,074)
Commissions receivable	(30,381)	(7,181)
Receivables from brokers, dealers and clearing organizations	(469,566)	(470,083)
Other assets	17,049	(18,711)
Increase (decrease) in operating liabilities:
Accrued compensation	3,781	(28,864)
Accounts payable and accrued expenses	7,117	(10,385)
Payables to brokers, dealers and clearing organizations	446,710	432,845
Payables to clearing services customers	(11,311)	71,571
Other liabilities	1,979	(1,543)
Cash used in operating activities	$(6,484)	$(4,549)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from other investments	3,205	1,106
Purchases of other investments	(14,629)	(2,303)
Purchase of property, equipment and leasehold improvements	(4,034)	(2,292)
Payments for internally developed software	(5,424)	(5,633)
Proceeds on foreign exchange derivative contracts	1,077	3,730
Payments on foreign exchange derivative contracts	(1,010)	(1,304)
Cash used in investing activities	$(20,815)	$(6,696)

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	68,000	145,000
Repayment of short-term borrowings	(58,000)	(145,000)
Repurchase and retirement of a portion of long-term borrowings	(9,385)	—
Purchases of treasury stock	—	(5,208)
Cash dividends paid to common stockholders	(5,999)	(11,888)
Payment of debt issuance costs	(870)	(134)
Proceeds from exercise of stock options	141	—
Shares withheld for taxes on vested restricted stock units	(6,939)	(8,004)
Payment of contingent consideration liabilities	(314)	(342)
Tax expense related to share-based compensation	(1,832)	(1,762)
Cash used in financing activities	$(15,198)	$(27,338)
Effects of exchange rate changes on cash and cash equivalents	(5,821)	488
DECREASE IN CASH AND CASH EQUIVALENTS	(48,318)	(38,095)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,441	245,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$179,123	$207,784

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$13,028	$13,060
Cash paid for income taxes	$7,595	$5,843
Cash received from income tax refunds	$2,344	$1,512

Non-Cash Investing and Financing Activities:

The Company did not have any non-cash investing and financing activity during the six months ended June 30, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2013	$1,347	$374,798	$(75,020)	$121,415	$2,542	$425,082	$974	$426,056
Issuance of treasury stock	—	473	(475)	—	—	(2)	—	(2)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	33	109	—	—	—	142	—	142
Withholding of restricted stock units in satisfaction of tax requirements	—	(6,939)	—	—	—	(6,939)	—	(6,939)
Tax expense associated with share-based awards	—	(1,832)	—	—	—	(1,832)	—	(1,832)
Foreign currency translation adjustment	—	—	—	—	(10,712)	(10,712)	(84)	(10,796)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	432	432	—	432
Dividends to stockholders	—	—	—	(5,999)	—	(5,999)	—	(5,999)
Share-based compensation	—	15,170	—	—	—	15,170	—	15,170
Other, net	—	—	—	—	—	—	(280)	(280)
Net income	—	—	—	11,365	—	11,365	457	11,822
Balance, June 30, 2013	$1,380	$381,779	$(75,495)	$126,781	$(7,738)	$426,707	$1,067	$427,774

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.     ORGANIZATION AND BUSINESS

The Condensed Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry. As of June 30, 2013, Jersey Partners, Inc. (“JPI”) owned approximately 39% of the Company’s outstanding shares of common stock. The Company’s executive chairman, Michael Gooch, is the controlling shareholder of JPI.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Company’s Condensed Consolidated Financial Statements (Unaudited) are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the Condensed Consolidated Financial Statements. Certain estimates and assumptions relate to the accounting for acquired goodwill and intangible assets, fair value measurements, compensation accruals, tax assets and liabilities, and the potential outcome of litigation matters. Management believes that the estimates utilized in the preparation of the Condensed Consolidated Financial Statements are reasonable and prudent. Actual results could differ materially from these estimates.

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

Consolidation Policies

General—The Condensed Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, equity interests that are not owned by the Company are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Condensed Consolidated Statements of Operations, and the portion of the stockholders’ equity of such subsidiaries is presented as Non-controlling interests in the Condensed Consolidated Statements of Financial Condition and Condensed Consolidated Statement of Changes in Stockholders’ Equity. All intercompany transactions and balances have been eliminated.

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

As of June 30, 2013, the company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE’s start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary based on the level of equity ownership and voting power. The Company reassesses its evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power. The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 15 for disclosures on Variable Interest Entities.

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

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At June 30, 2013 and December 31, 2012, the Company had prepaid bonuses of $28,792 and $31,847, respectively. At June 30, 2013 and December 31, 2012, the Company had forgivable employee loans and advances to employees of $26,199 and $31,655, respectively. Amortization of prepaid bonuses and forgivable employee loans for the six months ended June 30, 2013 and 2012 was $13,813 and $13,172, respectively and is included within Compensation and employee benefits.

Investments— When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At June 30, 2013 and December 31, 2012, the Company had equity method investments with a carrying value of $36,576 and $26,743, respectively, included within Other assets. The Company also provides clearing and other administrative services to certain of these equity method investees.

Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At June 30, 2013 and December 31, 2012, the Company had cost method investments of $5,007 and $4,671, respectively, included within Other assets.  The fair value of the Company’s cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company’s available-for-sale securities was $3,703 and $3,355 as of June 30, 2013 and December 31, 2012, respectively, and is included within Other assets.

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

Fair Value Option—In accordance with ASC 825-10-25, Financial Instruments - Recognition, the Company elected the fair value option to account for its future commitment to purchase the remaining 30% equity interest in The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”).  See Note 4 for further discussion regarding this future purchase commitment.

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

The primary reason for electing the fair value option on the future commitment to purchase the remaining 30% equity interest in Kyte was to timely reflect economic events in earnings, as management’s assessment of the future purchase commitment value was driven by Kyte’s earnings subsequent to the initial acquisition date and net present value at a specific point in time.

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

Software, Analytics and Market Data Revenue Recognition—Software revenue consists primarily of fees charged for Trayport electronic trading software, which are typically billed on a subscription basis and are recognized ratably over the term of the subscription period, which ranges from one to five years. Analytics revenue consists primarily of software license fees for Fenics® pricing tools which are typically billed on a subscription basis, and is recognized ratably over the term of the subscription period, which is generally three years. Market data revenue primarily consists of subscription fees and fees from customized one-time sales. Market data subscription fees are recognized on a straight-line basis over the term of the subscription period, which ranges from one to two years. Market data revenue from customized one-time sales is recognized upon delivery of the data.

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

The decrease in the Company’s tax rate for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to changes in the geographic mix of profits.  The decrease in the Company’s effective tax rate for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was primarily due to: (i) changes in the geographic mix of profits, (ii) a tax benefit under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (iii) a tax benefit arising from a change in the Company’s view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013, and (iv) the release of a tax liability in a foreign subsidiary where the statute of limitations has now expired.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income and included in accumulated other comprehensive (loss) income in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The revaluation of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions is reflected in Other Income in the Condensed Consolidated Statements of Operations. Net losses resulting from remeasurement of foreign currency transactions and balances were $182 and $2,050 for the three months ended June 30, 2013 and 2012, respectively, and $455 and $2,722 for the six months ended June 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements—In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position.  In January 2013, the FASB issued an amendment to ASU 2011-11, ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”).  ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815- Derivatives and Hedging, including bifurcated embedded derivatives,

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transaction that are either offset in accordance with Balance Sheet (Topic 210) guidance, Derivatives and Hedging (Topic 815) guidance, or subject to an enforceable master netting arrangement or similar agreement. The new disclosures were required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented.  The adoption of ASU 2013-01 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 14 for disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements.  The standard was effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. As of June 30, 2013, the Company had no such reclassifications to disclose.

3.     RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	June 30, 2013	December 31, 2012
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$601,744	$164,090
Receivables from and deposits with clearing organizations and financial institutions	117,580	87,348
Net pending trades	2,938	1,258
Total	$722,262	$252,696
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$579,887	$158,256
Payables to clearing organizations and financial institutions	31,758	6,679
Total	$611,645	$164,935

Substantially all fail to deliver and fail to receive balances at June 30, 2013 and December 31, 2012 have subsequently settled at the contracted amounts.

In addition to the balances above, the Company had Payables to clearing services customers of $128,316 and $139,627 at June 30, 2013 and December 31, 2012, respectively. These amounts represent cash payable to the Company’s clearing customers that is held at the Company’s third party general clearing members and are included within Cash and cash equivalents, Cash and securities segregated under federal and other regulations or Receivables from brokers, dealers and clearing organizations.

4.     ACQUISITIONS

The Kyte Group Limited and Kyte Capital Management Limited

On July 1, 2010, the Company acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). At the time of the acquisition, the Company agreed to purchase the residual 30% interest for a cash payment three years following the closing (the “Future Purchase Commitment”) with the price to be determined based on certain performance metrics for Kyte during this three year period.  During the third quarter of 2013, the Company and the selling shareholders of Kyte determined that the purchase price for the residual 30% equity interest was zero. Kyte has been included in the Condensed Consolidated Financial Statements as a wholly-owned subsidiary since the acquisition date, with a liability recorded for the Future Purchase Commitment. Subsequent changes in the fair value of the Future Purchase Commitment are recorded in Other income in the Condensed Consolidated Statements of

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Operations.

Included as part of the initial purchase price was £5,000 (or approximately $7,592) that was deposited into an escrow account with a third-party escrow agent and 1,339,158 contingently issuable shares of the Company’s common stock. The Company is also required to pay an additional cash amount to the selling shareholders of Kyte equal to the total cash dividends the selling shareholders would have received if the 1,339,158 contingently issuable shares had been outstanding as of the initial purchase date of July 1, 2010. The Company included this additional cash payment relating to dividends as part of the fair value of its Future Purchase Commitment as of June 30, 2013.  The escrow funds, additional cash payment and contingently issuable shares are expected to be paid and issued to the selling shareholders of Kyte in the third quarter of 2013 in connection with the final determination of the Future Purchase Commitment and the waiver or satisfaction of certain conditions relating to one of Kyte’s investments in a third party.

The fair value of the Future Purchase Commitment as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Fair Value of Future Purchase Commitment (included within Other liabilities)	$798	$3,209

Management did not apply a discount rate to the Future Purchase Commitment as of June 30, 2013, since the amount is known and expected to be paid in the third quarter of 2013. The discount rate as of December 31, 2012 was 15.5%.

5.     GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the six months ended June 30, 2013 were as follows:

	December 31, 2012	Goodwill Acquired	Foreign currency translation	June 30, 2013
Goodwill
Americas Brokerage	$83,289	$—	$—	$83,289
EMEA Brokerage	14,397	—	(802)	13,595
Asia Brokerage	—	—	—	—
Clearing and Backed Trading	41,600	—	(2,652)	38,948
All Other	128,691	—	—	128,691
	$267,977	$—	$(3,454)	$264,523

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company’s goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. The Company determined Americas Brokerage, EMEA Brokerage, Asia Brokerage, Clearing and Backed Trading, Trayport, and Fenics to be its reporting units. Based on the results of the most recent annual impairment tests performed as of November 1, 2012, no goodwill impairment was recognized during the year ended December 31, 2012. Subsequent to December 31, 2012, no events or changes in circumstances occurred which would indicate any goodwill impairment.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Intangible Assets—Intangible assets consisted of the following:

	June 30, 2013			December 31, 2012
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$78,896	$40,441	$38,455	$77,426	$35,597	$41,829
Trade names	8,951	6,488	2,463	8,951	6,181	2,770
Core technology	6,400	6,400	—	6,400	5,835	565
Non-compete agreements	4,204	3,766	438	3,874	3,656	218
Favorable lease agreements	620	540	80	620	500	120
Patents	3,131	972	2,159	3,131	723	2,408
Licenses	537	145	392	537	65	472
Unamortized intangible assets:
Proprietary knowledge	110	—	110	110	—	110
Total	$102,849	$58,752	$44,097	$101,049	$52,557	$48,492

Intangible amortization expense for the three months ended June 30, 2013 and 2012 was $2,471 and $2,934, respectively. Intangible amortization expense for the six months ended June 30, 2013 and 2012 was $4,969 and $5,840, respectively.

At June 30, 2013, expected amortization expense for the definite lived intangible assets is as follows:

2013 (remaining six months)	$4,413
2014	8,712
2015	8,608
2016	6,680
2017	3,486
Thereafter	12,088
Total	$43,987

6.     OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	June 30, 2013	December 31, 2012
Prepaid bonuses	$28,792	$31,847
Deferred tax assets	47,402	41,567
Investments accounted for under the cost method and equity method	41,583	31,414
Forgivable employee loans and advances to employees	26,199	31,655
Software inventory, net	3,715	4,615
Financial instruments owned	1,595	25,250
Deferred financing fees	7,363	8,074
Other	30,508	28,774
Total Other assets	$187,157	$203,196

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Other liabilities consisted of the following:

	June 30, 2013	December 31, 2012
Deferred revenues	$9,954	$7,247
Payroll related liabilities	14,724	15,418
Future purchase commitment and contingent consideration liabilities	1,002	3,727
Deferred tax liabilities	7,129	7,943
Unrecognized tax benefits	8,956	8,957
Financial instruments sold, not yet purchased	1,588	1,481
Other	41,334	38,801
Total Other liabilities	$84,687	$83,574

7.     SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

The Company’s outstanding debt obligations consisted of the following:

	June 30,	December 31,
	2013	2012
8.375% Senior Notes due 2018	$240,000	$250,000
Loans pursuant to Credit Agreement	10,000	—
Total	$250,000	$250,000

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term obligations, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers. The carrying amounts and estimated fair values of the Company’s Long-term obligations are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

8.375% Senior Notes	$240,000	$231,600	$250,000	$220,720

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

On January 18, 2013, Moody’s Investor Services lowered its credit rating on the Company’s 8.375% Senior Notes two notches to B1, which increased the Company’s applicable per annum interest, effective January 19, 2013, by an additional 50 basis points.  On April 19, 2013, Fitch Ratings, Inc. (“Fitch”) further lowered its credit rating on the Company’s 8.375% Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch increased our applicable per annum interest by an additional 50 basis points, effective July 19, 2013.  On June 26, 2013, Standard & Poor’s (“S&P”) further lowered its credit rating on the Company’s 8.375% Senior Notes one notch to B+ and revised its outlook from Negative to Stable. This credit rating downgrade by S&P increased the Company’s applicable per annum interestby an additional 25 basis points, effective July 19, 2013.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The cumulative effect of these downgrades to the Company’s credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes equates to $4,800 in additional interest expense per annum, based on the aggregate amount of outstanding principal as of June 30, 2013.

In March 2013, the Company repurchased $10,000 principal amount of its 8.375% Senior Notes on the open market for an aggregate purchase price of $9,602, including accrued interest and sales commissions.  The Company funded the repurchase of these notes with borrowings under its Credit Agreement.

At June 30, 2013 and December 31, 2012, unamortized deferred financing fees related to the 8.375% Senior Notes of $6,293 and $7,205, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

The weighted average interest rate of the outstanding loans under the Credit Agreement was 3.44% at June 30, 2013.  At June 30, 2013 and December 31, 2012, unamortized deferred financing fees related to the Credit Agreement were $1,070 and $869, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at June 30, 2013 and December 31, 2012.

8.     STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the three and six months ended June 30, 2013, the Company did not repurchase any shares of its common stock.  During the three months ended June 30, 2012, the Company repurchased 1,469,402 shares of its common stock on the open market at an average price of $2.98 per share for a total cost of $4,422, including sales commissions. During the six months ended June 30, 2012, the Company repurchased 1,694,402 shares of its common stock on the open market at an average price of $3.10 per share for a total cost of $5,298, including sales commissions. These repurchased shares were recorded at cost as Treasury stock in the Condensed Consolidated Statements of Financial Condition.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

On May 31, 2013, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,999. In December 2012, the Company’s Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and the Company, therefore, did not pay a cash dividend during the first quarter of 2013. On each of March 30 and May 31, 2012, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,897 and $5,991, respectively.

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

Basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per share
GFI’s net income	$6,691	$5,320	$11,365	$10,112
Weighted average common shares outstanding	118,646,703	117,186,760	117,024,375	116,342,469
Basic earnings per share	$0.06	$0.05	$0.10	$0.09
Diluted earnings per share
GFI’s net income	$6,691	$5,320	$11,365	$10,112
Weighted average common shares outstanding	118,646,703	117,186,760	117,024,375	116,342,469
Effect of dilutive options, RSUs, and other contingently issuable shares	7,956,443	5,791,699	9,056,122	7,821,831
Weighted average shares outstanding and common stock equivalents	126,603,146	122,978,459	126,080,497	124,164,300
Diluted earnings per share	$0.05	$0.04	$0.09	$0.08

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following: (i) 1,652,044 RSUs and 69,476 stock options for the three months ended June 30, 2013 and (ii) 12,840,663 RSUs and 77,476 stock options for the three months ended June 30, 2012, (iii) 3,881,569 RSUs and 69,476 options for the six months ended June 30, 2013 and (iv) 8,985,460 RSUs and 77,476 options for the six months ended June 30, 2012.

Included in the computation of diluted earnings per share, but not in the computation of basic earnings per share as the conditions for issuance were not satisfied as of the respective reporting period were 2,910,249 and 3,682,916 contingently issuable shares for the three months ended June 30, 2013 and 2012, respectively, and 3,294,448 and 3,682,916 contingently issuable shares for the six months ended June 30, 2013 and 2012, respectively.

10.  SHARE-BASED COMPENSATION

The Company issues RSUs to its employees under the Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company’s stockholders on June 6, 2013 (as amended and restated, the “2008 Equity Incentive Plan”). Prior to the initial approval of the 2008 Equity Incentive Plan, the Company issued RSUs under the GFI Group Inc. 2004 Equity Incentive Plan (the “2004 Equity Incentive Plan”).

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of June 30, 2013, there were 9,350,848 shares of common stock available for future grants of awards under this plan. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan during the six months ended June 30, 2013:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2012	19,353,382	$4.27
Granted	5,209,993	3.64
Vested	(5,126,043)	4.61
Cancelled	(748,494)	4.04
Outstanding June 30, 2013	18,688,838	$4.01

The weighted average grant-date fair value of RSUs granted for the six months ended June 30, 2013 was $3.64 per unit, compared with $3.66 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation expense	$7,360	$7,850	$15,502	$16,902
Income tax benefits	$2,254	$2,391	$4,742	$5,147

At June 30, 2013, total unrecognized compensation cost related to RSUs, prior to the consideration of expected forfeitures, was approximately $58,376 and is expected to be recognized over a weighted-average period of 1.74 years. The total fair value of RSUs vested during the six months ended June 30, 2013 and 2012 was $23,631 and $25,282, respectively.

As of June 30, 2013, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet Inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. Under both plans, the options became exercisable upon the completion of the Company’s initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company’s common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of options under such plans.

The following is a summary of stock options outstanding under both the GFI Group 2002 Plan and the GFInet 2000 Plan as of June 30, 2013:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2012	575,220	$3.29	16,844	$2.97
Exercised	(47,636)	2.63	—	—
Cancelled	(10,104)	4.78	—	—
Expired	(3,156)	2.97	—	—
Outstanding June 30, 2013	514,324	$3.31	16,844	$2.97

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

As of June 30, 2013 and 2012, there was no unrecognized compensation cost related to stock options.

11.  COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of June 30, 2013, the Company had total purchase commitments for market data of approximately $22,162 with $16,814 due within the next twelve months and $5,059 due between one to three years. Additionally, the Company had other purchase commitments of $8,893, primarily related to network implementations in the U.S. and U.K., and $1,220 for hosting and software license agreements. Of these other purchase commitments, approximately $7,832 is due within the next twelve months.

In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte. In the third quarter of 2013, the purchase price for the residual 30% equity interest was determined to be zero. See Note 4 to the Condensed Consolidated Financial Statements for further information.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

12.  MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Form 10-K. There have been no material changes to these risks during the six months ended June 30, 2013.

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following June 30, 2013, substantially all have settled at the contracted amounts. The Company’s marketable equity securities, included in Other assets, are recorded at fair value based on their quoted market price. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

Future Purchase Commitment - In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte. The purchase price for the residual 30% equity interest was determined to be zero in the third quarter of 2013.  The Company is also required to pay an additional cash amount to the selling shareholders of Kyte equal to the total cash dividends the selling shareholders would have received if the 1,339,158 contingently issuable shares had been outstanding as of the initial purchase date, July 1, 2010. The Company included this expected payment as part of the fair value of its Future Purchase Commitment as of June 30, 2013.  As of December 31, 2012, an estimate of the additional cash payment for the residual 30% interest was determined pursuant to a formula based on Kyte’s earnings. In applying the income approach, the Company assumed a 15.5% discount rate as of December 31, 2012, and used forecasted financial information for Kyte for the remaining period ended June 30, 2013.

The inputs used in estimating the fair value of this Future Purchase Commitment, beginning with the initial acquisition date up until a final determination was made in the third quarter of 2013, were both unobservable and significant to the overall fair value measurement of this liability, therefore the liability was categorized in Level 3 of the fair value hierarchy.

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

The inputs used in estimating the fair value of this contingent consideration are both unobservable and significant to the overall fair value measurement of this liability, therefore the liability is categorized in Level 3 of the fair value hierarchy.

In the three and six months ended June 30, 2013 and 2012, respectively, the Company did not have any material transfers among Level 1, Level 2, and Level 3.

Financial Assets and Liabilities measured at fair value on a recurring basis as of June 30, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
Assets
Other assets: Financial instruments owned:
Equity securities	$406	$140	$—	$546
Derivative contracts:
Foreign exchange derivative contracts	$813	$84,981	$—	$85,794
Fixed income derivative contracts	—	—	—	—
Equity derivative contracts	—	—	14	14
Commodity derivative contracts	––	9,970	—	9,970
Netting (1)	(16)	(94,713)	—	(94,729)
Total derivative contracts	$797	$238	$14	$1,049
Total financial instruments owned	$1,203	$378	$14	$1,595
Other assets: Other:
Equity security, available-for-sale	$3,703	$—	$—	$3,703
Total	$4,906	$378	$14	$5,298

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$229	$—	$—	$229
Derivative contracts:
Foreign exchange derivative contracts	$16	$86,100	$—	$86,116
Fixed income derivative contracts	—	—	—	—
Equity derivative contracts	—	—	—	—
Commodity derivative contracts	—	9,970	—	9,970
Netting (1)	(16)	(94,711)	—	(94,727)
Total derivative contracts	$—	$1,359	$—	$1,359
Total financial instruments sold, not yet purchased	$229	$1,359	$—	$1,588
Other liabilities: Future purchase commitment	$—	$—	$798	$798
Other liabilities: Contingent consideration	$—	$—	$204	$204
Total	$229	$1,359	$1,002	$2,590

(1)         Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is initial and variation margin on net long derivative contracts related to exchange traded futures in the amount of $562. These amounts were included within Receivables from brokers, dealers and clearing organizations.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended June 30, 2013 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at June 30, 2013	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$6	$8	$—	$—	$—	$—	$—	$14	$8

Liabilities
Other liabilities:
Future purchase commitment	$2,257	$1,459	$—	$—	$—	$—	$—	$798	$1,459
Other liabilities:
Contingent consideration	$362	$—	$—	$—	$—	$—	$(158)	$204	$—

(1)                   Realized and unrealized gains (losses) are reported in Other income in the Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended June 30, 2012 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at June 30, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2012
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$1,621	$188	$—	$566	$—	$—	$—	$2,375	$188
Other assets:
Other:
Convertible note receivable, available-for-sale	$2,662	$—	$—	$—	$—	$—	$—	$2,662	$—

Liabilities
Other liabilities:
Future purchase commitment	$11,104	$5,190	$314	$—	$—	$—	$—	$5,600	$5,190
Other liabilities:
Contingent consideration	$944	$—	$—	$—	$—	$—	$(167)	$777	$—

(1)                   Realized and unrealized gains (losses) are reported in Other income in the Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at June 30, 2013	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$28	$(14)	$—	$—	$—	$—	$—	$14	$(14)

Liabilities
Other liabilities:
Future purchase commitment	$3,209	$2,203	$208	$—	$—	$—	$—	$798	$2,203
Other liabilities:
Contingent consideration	$518	$—	$—	$—	$—	$—	$(314)	$204	$—

(1)                                     Realized and unrealized gains (losses) are reported in Other income in the Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at June 30, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2012
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$1,937	$(128)	$—	$566	$—	$—	$—	$2,375	$(128)
Other assets:
Other:
Convertible note receivable, available-for- sale	$5,362	$(2,700)	$—	$—	$—	$—	$—	$2,662	$—

Liabilities
Other liabilities:
Future purchase commitment	$12,562	$7,017	$(55)	$—	$—	$—	$—	$5,600	$7,017
Other liabilities:
Contingent consideration	$1,119	$—	$—	$—	$—	$—	$(342)	$777	$—

(1)                                     Realized and unrealized gains (losses) are reported in Other income in the Condensed Consolidated Statements of Operations, except for the $2,700 impairment loss on the convertible note receivable, available-for-sale, which was included within Other expenses in the Condensed Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Quantitative Information about Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 Assets and Liabilities measured at fair value on a recurring basis, as of June 30, 2013 and December 31, 2012, respectively:

	Fair Value as of June 30, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$14	Black-Scholes Merton Model	Expected volatility	35%
			Estimated price per share	$8.48

Liabilities
Future Purchase Commitment	$798	(b)	(b)		(b)

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$28	Black-Scholes-Merton Model	Expected volatility	55%
			Estimated price per share	$4.07 (c)
Convertible note receivable, available-for-sale	$—	Discounted cash flow	Estimated credit spread	19%
		Black-Scholes-Merton Model	Expected volatility	45%
			Estimated price per convertible unit	(d)
Liabilities
Future purchase commitment	$3,209	Present value of expected payments	Discount rate	15.5%
			Forecasted financial information	(e)

(a)         As of June 30, 2013 and December 31, 2012, each asset and liability type consists of one security.

(b)         In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte. The purchase price for the residual equity interest was determined to be zero in the third quarter of 2013.  The Company is also required to pay an additional cash amount to the selling shareholders of Kyte equal to the total cash dividends the selling shareholders would have received if the 1,339,158 contingently issuable shares had been outstanding as of the initial purchase date, July 1, 2010. The Company included this expected payment as part of the fair value of its Future Purchase Commitment as of June 30, 2013. Although the amount is known, there is no observable market for this Future Purchase Commitment and therefore, it continues to be considered a Level 3 financial instrument until final settlement.

(c)          Restated to reflect a 1-for-400 reverse split on the common stock of this investee, effective on April 23, 2013.

(d)         To determine the estimated price per convertible unit, the Company estimated the fair value of a non-controlling interest in the entity utilizing a discounted cash flow, appropriate discount rate and combined discount for lack of control and marketability.

(e)          The Company’s estimate of the Future Purchase Commitment was based on Kyte’s projected earnings through

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

Future purchase commitment — As of June 30, 2013, the amount is known and expected to be paid in the third quarter of 2013, therefore, there is no sensitivity to the inputs used in determining its fair value. As of December 31, 2012, the significant unobservable inputs used in the fair value of the Company’s Future Purchase Commitment for the residual 30% equity interest in Kyte are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would result in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would result in a higher (lower) fair value measurement.

For all significant unobservable inputs used in the fair value measurement of all Level 3 assets and liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other.

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of June 30, 2013 and December 31, 2012, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

Fair values of derivative contracts on a gross and net basis as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets (1)	Derivative Liabilities (2)	Derivative Assets (1)	Derivative Liabilities (2)
Foreign exchange derivative contracts	$87,562	$87,384	$182,388	$182,628
Commodity derivative contracts	35,349	35,402	23,656	23,680
Fixed income derivative contracts	11,937	11,822	2,990	3,420
Equity derivative contracts	14	—	42,811	34,460
Total fair value of derivative contracts	$134,862	$134,608	$251,845	$244,188
Counterparty netting	(133,251)	(133,249)	(227,968)	(227,925)
Total fair value	$1,611	$1,359	$23,877	$16,263

(1)                     Reflects futures and options on futures contracts within Receivables from brokers, dealers and clearing organizations and options and forwards contracts within Other assets.

(2)                     Reflects futures and options on futures contracts within Payables to brokers, dealers and clearing organizations and options and forwards contracts within Other liabilities.

As of June 30, 2013 and December 31, 2012, the Company had outstanding forward foreign exchange contracts with a combined notional value of $79,093 and $96,234, respectively. Approximately $34,134 and $26,390 of these forward foreign exchange contracts represents a hedge of euro-denominated and swiss franc-denominated balance sheet positions at June 30, 2013 and December 31, 2012, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Long	Short	Long	Short
Foreign exchange derivative contracts	$2,889,657	$3,202,943	$13,131,184	$13,116,622
Commodity derivative contracts	494,202	498,290	592,686	592,923
Fixed income derivative contracts	8,453,193	8,702,062	5,949,603	6,057,524
Equity derivative contracts	5,518	18	81,841	430,899

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012
Foreign exchange derivative contracts	(1)	$(635)	$4,774
Commodity derivative contracts	Principal transactions	2,724	6,048
Fixed income derivative contracts	Principal transactions	5,005	2,099
Equity derivative contracts	(2)	109	422

(1)         For the three months ended June 30, 2013, approximately $701 of losses on foreign exchange derivative contracts were included within Other income and approximately $66 of gains on foreign exchange derivative contracts were included within Principal transactions.  For the three months ended June 30, 2012, approximately $3,687 of gains on foreign exchange derivative contracts were included within Other income and approximately $1,087 of gains on foreign currency options were included within Total brokerage revenues.

(2)         For the three months ended June 30, 2013, approximately $8 of gains on equity derivative contracts were included within Other income and approximately $101 of gains on equity derivative contracts were included within Principal transactions. For the three months ended June 30, 2012, approximately $188 of gains on equity derivative contracts were included within Other income and approximately $234 of gains on equity derivative contracts were included within

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Principal transactions.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Income for the six months ended June 30, 2013 and 2012:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
Foreign exchange derivative contracts	(1)	$(1,426)	$4,871
Commodity derivative contracts	Principal transactions	5,223	11,268
Fixed income derivative contracts	Principal transactions	7,997	5,102
Equity derivative contracts	(2)	(188)	331

(1)         For the six months ended June 30, 2013, approximately $781 of losses on foreign exchange derivative contracts were included within Other income and approximately $645 of losses on foreign currency options were included within Principal transactions.  For the six months ended June 30, 2012, approximately $2,867 of gains on foreign exchange derivative contracts were included within Other income and approximately $2,004 of gains on foreign currency options were included within Principal transactions.

(2)         For the six months ended June 30, 2013, approximately $14 of losses on equity derivative contracts were included within Other income and approximately $174 of losses on equity derivative contracts were included within Principal transactions. For the six months ended June 30, 2012, approximately $128 of losses on equity derivative contracts were included within Other income and approximately $459 of gains on equity derivative contracts were included within Principal transactions.

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Condensed Consolidated Statements of Financial Position as of June 30, 2013:

	Gross	Gross Amounts Offset in the Condensed	Net Amounts of Assets Offset in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties	Amounts of Recognized Assets	Consolidated Statements of Financial Position	Consolidated Statements of Financial Position (1)	Derivatives (2)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$94,909	$94,713	$196	$—	$—	$196
Counterparty B	23,567	23,496	71	—	—	71
Counterparty C	16,329	15,042	1,287	—	—	1,287
Counterparty D	14	—	14	—	—	14
Counterparty E	43	—	43	—	—	43
Total	$134,862	$133,251	$1,611	$—	$—	$1,611

Derivative Liabilities:
Counterparty A	$96,070	$94,711	$1,359	$—	$—	$1,359
Counterparty B	23,496	23,496	—	—	—	—
Counterparty C	15,042	15,042	—	—	—	—
Total	$134,608	$133,249	$1,359	$—	$—	$1,359

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

(2)         As of June 30, 2013, the Company does not have any derivative positions under a master netting agreement that are not netted.

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

15. VARIABLE INTEREST ENTITIES

Non-consolidated VIEs

The Company holds interests in certain VIEs that it does not consolidate. The Company has determined that it is not the primary beneficiary, mostly due to a lack of significant economic interest and/or power to direct the activities that would most significantly impact the economic performance of the VIE.

As of June 30, 2013 and December 31, 2012, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests and a convertible note. The carrying amount of these VIEs was $3,270 as of June 30, 2013 and $4,438 as of December 31, 2012, and was recorded within Other assets. These VIEs include a technology provider with a proprietary trading platform, trading entities in which the Company has provided initial capital to fund trading activities, a commodity pool operator and an investment fund manager. The Company also provides clearing and other administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $3,270 as of June 30, 2013 and $4,438 as of December 31, 2012.

As of June 30, 2013 and December 31, 2012, the Company had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company had an economic interest in profits and losses and provided initial capital to fund trading activities. The Company also provided clearing and other administrative services to these non-consolidated VIEs. The carrying amount of these VIEs was $1,554 as of June 30, 2013 and $9,784 as of December 31, 2012, and was recorded within Receivables from brokers, dealers and clearing organizations.  The maximum exposure to loss of these VIEs was $1,554 as of June 30, 2013 and $10,703 as of December 31, 2012.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of    $7,672 and $6,428 at June 30, 2013, and December 31, 2012, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $2,393 at June 30, 2013 and $1,558 at December 31, 2012.

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

In January 2013, GFI Brokers LLC and Amerex Brokers LLC were registered as introducing brokers with the NFA and CFTC.  As introducing brokers, GFI Brokers LLC and Amerex Brokers LLC are also subject to the applicable CFTC minimum capital requirement, which is to maintain Adjusted Net Capital equal to the greater of $45 or for introducing brokers with less than $1,000 in Adjusted Net Capital, $6 per office or $3 per Associated Person, whichever is greater.

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

GFI (HK) Securities LLC is subject to the capital requirements of the Securities and Futures Commission in Hong Kong (the “SFC”).

The following table sets forth information about the minimum regulatory capital that certain of the Company’s subsidiaries were required to maintain as of June 30, 2013:

	GFI Securities LLC	GFI Brokers LLC	Amerex Brokers LLC	GFI Brokers Limited	GFI Securities Limited	The Kyte Group Limited	Kyte Broking Limited	GFI (HK) Securities LLC
Regulatory capital	$11,358	$4,236	$1,993	$63,193	$70,314	$15,654	$6,409	$3,530
Minimum regulatory capital required	250	45	45	36,618	63,993	9,910	2,723	387
Excess regulatory capital	$11,108	$4,191	$1,948	$26,575	$6,321	$5,744	$3,686	$3,143

Certain of the Company’s material operating subsidiaries are subject to other financial requirements as set forth below:

GFI (HK) Brokers Ltd. is registered with and regulated by the Hong Kong Monetary Authority. As part of this registration, GFI (HK) Brokers Ltd. is required to maintain stockholders’ equity of 5,000 Hong Kong dollars (or approximately $645).  At June 30, 2013, GFI (HK) Brokers Ltd. had stockholders’ equity of 43,628 Hong Kong dollars (or approximately $5,624), which exceeded the minimum requirement by 38,628 Hong Kong dollars (or approximately $4,979).

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

GFI Group Pte. Ltd. is subject to the compliance requirements of the Monetary Authority of Singapore, which requires that GFI Group Pte. Ltd., among other things, maintains stockholders’ equity of 3,000 Singapore dollars (or approximately $2,378). At June 30, 2013, GFI Group Pte. Ltd. exceeded the minimum requirement by approximately 18,565 Singapore dollars (or approximately $14,717).

GFI Korea Money Brokerage Limited is licensed and regulated by the Ministry of Finance and Economy to engage in foreign exchange brokerage business, and is subject to certain regulatory requirements under the Foreign Exchange Transaction Act. As a licensed foreign exchange brokerage company, GFI Korea Money Brokerage Limited is required to maintain minimum paid-in capital of 5,000,000 Korean Won (or approximately $4,377). At June 30, 2013, GFI Korea Money Brokerage Limited exceeded the minimum requirement for paid-in-capital by approximately 5,547,574 Korean Won (or approximately $4,856).

These regulatory rules may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. In addition to the requirements set forth above, certain of the Company’s other subsidiaries are subject to minimum net capital, minimum stockholders’ equity or similar requirements of the jurisdictions in which they operate. The Company believes it was in compliance with all of these requirements at June 30, 2013 and December 31, 2012.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended June 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$73,123	$77,159	$18,863	$52,629	$20,504	$242,278
Revenues, net of interest and transaction-based expenses	70,229	74,755	18,791	13,799	20,858	198,432
Income (loss) before income taxes	21,230	20,641	4,997	2,949	(42,230)	7,587

	Three Months Ended June 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$71,515	$82,954	$18,823	$42,775	$21,663	$237,730
Revenues, net of interest and transaction-based expenses	67,535	80,531	18,806	13,863	22,078	202,813
Income (loss) before income taxes	18,672	20,283	3,956	3,651	(38,945)	7,617

	Six Months Ended June 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$142,381	$164,827	$37,222	$100,239	$42,001	$486,670
Revenues, net of interest and transaction-based expenses	136,377	159,748	37,040	24,138	42,646	399,949
Income (loss) before income taxes	40,624	46,678	9,819	3,559	(92,998)	7,682

	Six Months Ended June 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$153,929	$183,417	$39,926	$81,238	$39,395	$497,905
Revenues, net of interest and transaction-based expenses	146,455	178,144	39,891	24,777	40,194	429,461
Income (loss) before income taxes	41,912	48,853	8,145	3,884	(87,458)	15,336

In addition, with the exception for goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information.  See Note 5 for goodwill by reportable segment.

For the three and six months ended June 30, 2013 and 2012, the U.K. is the only individual foreign country that accounts for 10% or more of the Company’s total sales and total long-lived assets. Information regarding revenue for the three months ended June 30, 2013 and 2012, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of June 30, 2013 and December 31, 2012, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
United States	$72,884	$70,428	$142,477	$151,161
United Kingdom	116,591	113,356	240,695	235,634
Other	52,803	53,946	103,498	111,110
Total	$242,278	$237,730	$486,670	$497,905

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net of interest and transaction-based expenses:
United States	$71,322	$67,933	$139,171	$146,627
United Kingdom	77,315	83,353	163,120	176,726
Other	49,795	51,527	97,658	106,108
Total	$198,432	$202,813	$399,949	$429,461

	June 30, 2013	December 31, 2012
Long-lived Assets, as defined:
United States	$48,926	$47,675
United Kingdom	9,490	10,536
Other	4,594	5,239
Total	$63,010	$63,450

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

18.    SUBSEQUENT EVENTS

In July 2013, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on August 30, 2013 to stockholders of record on August 15, 2013.

Subsequent events have been evaluated for recording and disclosure in the notes to the Condensed Consolidated Financial Statements through the filing date of this Form 10-Q.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

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

The foregoing risks and uncertainties, as well as those risks discussed under the headings “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 3—Quantitative and Qualitative Disclosures About Market Risk” and “Part II, Item 1A Risk Factors” and elsewhere in this Form 10-Q, may cause actual results to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities Exchange Commission (the “SEC”) and future events or circumstances could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We believe that OTC market volumes increased in certain foreign exchange and fixed income markets during the second quarter of 2013 as compared to the second quarter of 2012, while declining in certain equity and commodity markets.  OTC markets continued to confront regulatory, market and economic uncertainty, as well as continuing low interest rates globally.  However, diverging monetary policy in the U.S. and Japan led to foreign exchange and interest rate market volatility and increased trading volumes in the latter part of the second quarter of 2013.  The level of the Chicago Board Options Exchange Volatility Index (“VIX”), on average, was lower during the second quarter of 2013 when compared to the same period in the prior year, as did the average of the BAML Global Financial Stress Index.  We believe that these indexes provide proxies for overall volatility across our four brokerage asset classes.  However, it should be noted that volatility events affect each of our product categories to varying degrees.

Fixed Income Volumes.  Our fixed income product category is comprised of cash and derivative products. Fixed income volumes generally increased in the second quarter of 2013 compared to the prior year period.  Fixed income volumes typically correlate with fluctuations in interest rate term structure, market volatility and the level of bond issuance.  Interest rates remained low during the second quarter of 2013, although shifts in the term structure of interest rates led to an increase in volumes in the second quarter of 2013 as compared to the same period in the prior year.  BrokerTec, a leading electronic trading platform in the fixed income market, reported increased average daily volumes (“ADV”) of 13% and the Securities Industry and Financial Markets Association (“SIFMA”) reported an increase in the ADV of U.S. corporate debt of 8% for the six months ended June 30, 2013 as compared to the same period in the prior year. IntercontinentalExchange’s (“ICE”) credit default swap trade execution, processing and clearing revenues increased 11% in the quarter.  In the first six months of 2013, SIFMA also reported corporate bond issuances increased 11% as compared to the same period in 2012. In comparison, our brokerage revenues from fixed income products increased 11% in the three months ended June 30, 2013 as compared to the same period in the prior year.

Interest Rate and Foreign Exchange Volumes.  Our financial product category largely consists of foreign exchange and interest rate derivative products.  Foreign exchange volumes generally increased in the second quarter of 2013 due to increased volatility in currency markets related, in part, to diverging monetary policy in the U.S. and Japan. CME Group Inc’s (“CME”) foreign exchange futures ADVs increased 13% from the second quarter of 2012, while EBS, an electronic trading platform for spot currencies, reported a 1% increase in volumes over the same period. CME also reported a 33% increase in interest rate futures ADVs over the second quarter of 2012.  In comparison, our brokerage revenues from financial products increased 13% in the second quarter of 2013 compared to the same period in the prior year.

Equity Volumes.  Our equity product category consists of cash and derivative products.  Equity volumes in Europe generally decreased in the second quarter, while equity volumes in the U.S. increased slightly.  The VIX averaged 26% below prior year second quarter levels. According to the Options Clearing Corporation, options contracts ADVs increased 2% in the first six months of 2013 as compared to the same period in the prior year, while Eurex European equity derivative volumes decreased 6% in the second quarter of 2013 as compared to the same period in the prior year.  ADV’s for NYSE Euronext’s U.S. and European cash products decreased 11% and 14%, respectively, over the same period.  In comparison, our brokerage revenues from equity products declined 15% from the prior year second quarter.

Commodity Volumes.  Our commodity product category consists of a wide range of energy products, and to a lesser extent, other commodity products.  We believe that overall commodity notional volumes declined in the quarter from a year ago due to regulatory, market and economic uncertainty.  CME’s Energy futures ADVs increased 3% in the second quarter of 2013 from the prior year period, while ICE’s energy futures ADVs increased 3%. ADVs for CME’s ClearPort’s (OTC) decreased 2% over the same period.  In addition, the average three month rate per contract (“RPC”) declined approximately 4% and 16% for ICE and CME, respectively, when compared to the same period in the prior year.  We believe that the decrease in RPC was due to product mix, the introduction of mini contracts which trade a smaller notional value than standard energy contracts and volume/pricing incentives.  In comparison, our brokerage revenues from commodity products declined 15% in the second quarter of 2013.

Clearing Services Volumes.  Our Kyte subsidiary’s clearing operations are subject to many of the same drivers that influence OTC market volumes.  Kyte benefited from volatility in several of the markets that were impacted by diverging U.S. and Japanese monetary policy.  Trading volumes were generally higher in the second quarter of 2013 and Kyte’s clearing revenues increased in the second quarter by 33%. Kyte’s clearing services revenues include the exchange fees that Kyte charges to its clients but then passes on to the exchanges.

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

We remain optimistic that pending regulatory reform, including requirements for enhanced regulatory transparency, central clearing and efficient execution, will benefit and eventually grow the global derivatives markets.  We are currently in the process of qualifying one of our subsidiaries as a Designated Contract Market (“DCM”) and another of our subsidiaries has applied for temporary designation as a SEF, each pursuant to the rules of the CFTC. We currently expect that we will receive the SEF designation in the third quarter of 2013. Many of our current, as well as new, competitors are also in the process of applying for temporary designation as a SEF. Following the full implementation of the Dodd-Frank Act and related rules, the markets for cleared and non-cleared swaps may be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services.  Over the past year, we have also continued to expand our proprietary electronic trade execution capabilities as well as the number of users of our hybrid electronic trading platforms. We believe the net impact of the Dodd-Frank Act will encourage the growth of hybrid electronic trading for a number of products we broker and we believe that our technological capability will position us well in the future as regulatory rules are finalized and implemented.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three-month period ended June 30, 2013:

Our total revenues increased 1.9% to $242.3 million for the three months ended June 30, 2013 from $237.7 million for the three months ended June 30, 2012. The main factors contributing to this increase in our revenues were:

•                  Increased clearing services revenues due to an increase in the number of trades cleared by Kyte;

•                  Contributions from investments in new brokerage desks and offices focused on certain fixed income and financial products;

•                  Higher volatility and trading volumes in certain fixed income and foreign exchange markets in which we provide brokerage services;

•                  Increased customer usage of our electronic trading platforms; and

•                  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue.

Partially offsetting the above factors were the following factors that we believe negatively affected our brokerage and other revenues:

•                  Lower trading volumes in certain equity and commodity markets in which we provide our services;

•                  The reduction in broker personnel headcount and the closure of certain unprofitable brokerage desks globally; and

•                  Regulatory, market and economic uncertainty.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, amortization of sign-on and retention bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and benefits expense remained relatively unchanged at $134.6 million for the three months ended June 30, 2013 as compared to $135.7 million for the three months ended June 30, 2012.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees, while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses increased to $44.6 million for the three months ended June 30, 2013 from $41.3 million for the three months ended June 30, 2012.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”), or a combination of the two, and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses increased to $9.7 million for the three months ended June 30, 2013, as compared to $8.1 million for the three months ended June 30, 2012.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenues
Agency commissions	$122,476	$123,457	$249,048	$268,037
Principal transactions	51,562	51,964	101,627	114,552
Total brokerage revenues	174,038	175,421	350,675	382,589
Clearing services revenues	39,439	29,635	77,503	57,762
Interest income from clearing services	431	382	1,168	903
Equity in net earnings of unconsolidated businesses	2,300	2,478	5,359	3,898
Software, analytics and market data	21,808	20,468	43,966	40,467
Other income	4,262	9,346	7,999	12,286
Total revenues	242,278	237,730	486,670	497,905
Interest and transaction-based expenses
Transaction fees on clearing services	38,424	28,606	75,332	55,568
Transaction fees on brokerage services	5,335	6,153	11,142	12,278
Interest expense from clearing services	87	158	247	598
Total interest and transaction-based expenses	43,846	34,917	86,721	68,444
Revenues, net of interest and transaction-based expenses	198,432	202,813	399,949	429,461
Expenses
Compensation and employee benefits	134,613	135,650	271,628	291,428
Communications and market data	13,743	15,694	27,330	31,360
Travel and promotion	7,857	9,285	15,918	19,374
Rent and occupancy	7,039	6,884	14,251	13,676
Depreciation and amortization	8,334	9,108	16,642	18,256
Professional fees	6,385	5,377	13,112	11,545
Interest on borrowings	7,175	6,527	14,863	13,342
Other expenses	5,699	6,671	18,523	15,144
Total other expenses	190,845	195,196	392,267	414,125
Income before provision for (benefit from) income taxes	7,587	7,617	7,682	15,336
Provision for (benefit from) income taxes	719	2,282	(4,140)	5,061
Net income before attribution to non-controlling stockholders	6,868	5,335	11,822	10,275
Less: Net income attributable to non-controlling interests	177	15	457	163
GFI’s net income	$6,691	$5,320	$11,365	$10,112

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Agency commissions	61.7%	60.9%	62.3%	62.4%
Principal transactions	26.0	25.6	25.4	26.7
Total brokerage revenues	87.7	86.5	87.7	89.1
Clearing services revenues	19.9	14.6	19.4	13.4
Interest income from clearing services	0.2	0.2	0.3	0.2
Equity in net earnings of unconsolidated businesses	1.2	1.2	1.3	0.9
Software, analytics and market data	11.0	10.1	11.0	9.4
Other income	2.1	4.6	2.0	2.9
Total revenues	122.1	117.2	121.7	115.9
Interest and transaction-based expenses
Transaction fees on clearing services	19.4	14.1	18.8	12.9
Transaction fees on brokerage services	2.7	3.0	2.8	2.9
Interest expense from clearing services	0.0	0.1	0.1	0.1
Total interest and transaction-based expenses	22.1	17.2	21.7	15.9
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	67.8	66.9	67.9	67.9
Communications and market data	6.9	7.7	6.8	7.3
Travel and promotion	4.0	4.6	4.0	4.5
Rent and occupancy	3.5	3.4	3.6	3.2
Depreciation and amortization	4.2	4.5	4.2	4.2
Professional fees	3.2	2.7	3.3	2.7
Interest on borrowings	3.6	3.2	3.7	3.1
Other expenses	2.9	3.3	4.6	3.5
Total other expenses	96.1%	96.3%	98.1%	96.4%
Income before provision for (benefit from) income taxes	3.9	3.7	1.9	3.6
Provision for (benefit from) income taxes	0.4	1.1	(1.0)	1.2
Net income before attribution to non-controlling stockholders	3.5	2.6	2.9	2.4
Less: Net income attributable to non-controlling interests	0.1	0.0	0.1	0.0
GFI’s net income	3.4%	2.6%	2.8%	2.4%

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net Income

GFI’s net income for the three months ended June 30, 2013 was $6.7 million as compared to net income of $5.3 million for the three months ended June 30, 2012, an increase of $1.4 million. Total revenues increased by $4.6 million, or 1.9%, to $242.3 million for the three months ended June 30, 2013 from $237.7 million for the same period in the prior year. The net increase in total revenues for the three months ended June 30, 2013 was primarily due to higher clearing services revenue, which increased $9.8 million, offset by a decrease in net realized and unrealized losses from foreign currency forward hedges of $4.4 million. See “Financial Overview” for further discussion.

Total interest and transaction-based expenses increased $8.9 million, or 25.6%, to $43.8 million for the three months ended June 30, 2013 from $34.9 million for the three months ended June 30, 2012. The increase resulted from higher transaction fees on clearing services at our Kyte subsidiary, primarily due to an increase in the number of trades cleared.

Total expenses, excluding interest and transaction-based expenses, decreased by $4.4 million, or 2.2%, to $190.8 million for the three months ended June 30, 2013, from $195.2 million for the three months ended June 30, 2012. The decrease was primarily due to a reduction in brokerage headcount, as well as initiatives implemented during the past two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

We recorded a provision for income taxes of $0.7 million for the three months ended June 30, 2013 as compared to $2.3 million for the three months ended June 30, 2012. The decrease was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the three months ended June 30, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2013	%*	2012	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$48,578	24.5%	$43,904	21.6%	$4,674	10.6%
Equity	31,106	15.7	36,645	18.1	(5,539)	(15.1)
Financial	54,414	27.4	47,977	23.7	6,437	13.4
Commodity	39,940	20.1	46,895	23.1	(6,955)	(14.8)
Total brokerage revenues	174,038	87.7	175,421	86.5	(1,383)	(0.8)
Clearing services revenues	39,439	19.9	29,635	14.6	9,804	33.1
Other revenues	28,801	14.5	32,674	16.1	(3,873)	(11.9)
Total revenues	242,278	122.1	237,730	117.2	4,548	1.9
Total interest and transaction-based expenses	43,846	22.1	34,917	17.2	8,929	25.6
Revenues, net of interest and transaction-based expenses	$198,432	100.0%	$202,813	100.0%	$(4,381)	(2.2)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended June 30, 2013 as compared to the same period in 2012.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories increased by approximately 6% for the three months ended June 30, 2013, as compared to the same period from the prior year.

•                  Fixed income product brokerage revenues increased $4.7 million, or 10.6%, for the three months ended June 30, 2013 compared to the same period in 2012.  Revenues from fixed income derivative and cash products increased approximately 1.6% and 17.7%, respectively, as compared to the second quarter of 2012.  The increase in both fixed income derivative and cash product revenues were largely due to increased trading volumes and the hiring of new brokerage personnel in this product category. Our average monthly brokerage personnel headcount for fixed income products increased by 6 to 326 employees for the three months ended June 30, 2013 from 320 employees for the same period in the prior year.

•                  The decrease in equity product brokerage revenues of $5.5 million, or 15.1%, for the three months ended June 30, 2013 compared to the same period in 2012 was primarily attributable to lower cash and derivative trading volumes in Europe and reduced brokerage personnel headcount in this product category.  Our average monthly brokerage personnel headcount for equity products decreased by 37 to 186 employees for the three months ended June 30, 2013 from 223 employees for the same period in the prior year.

•                  The increase in financial product brokerage revenues of $6.4 million, or 13.4%, for the three months ended June 30, 2013 compared to the same period in 2012, was primarily attributable to increased market volatility in certain foreign exchange and other financial products in which we provide brokerage services and increased trading volumes in many of the Latin American and Eastern European markets in which we provide brokerage services. These increases were slightly offset by reduced headcount in this product category. Our average monthly brokerage personnel headcount for financial products decreased by 29 to 373 employees for the three months ended June 30, 2013 from 402 employees for the same period in the prior year.

•                  The decrease in commodity product brokerage revenues of $7.0 million, or 14.8%, for the three months ended June 30, 2013 compared to the same period in 2012 was due, in part, to lower notional trading volumes in the U.S. and reduced headcount in this product category.  We believe that commodities trading volumes continue to be impacted, in part, by (i)  uncertainty about the regulatory status of certain market participants and transactions and (ii) the reduced trading operations of certain commodities dealers. Our average monthly brokerage personnel headcount for commodity products decreased by 32 to 276 employees for the three months ended June 30, 2013 from 308 employees for the same period in the prior year.

Clearing Services Revenue

•                  Clearing services revenues increased by $9.8 million, or 33.1%, in the three months ended June 30, 2013 compared to the same period in 2012 due to an increase in the number of trades cleared by our Kyte subsidiary.  Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended June 30,
	2013	2012	Increase (Decrease)	%*
Software, analytics and market data	$21,808	$20,468	$1,340	6.5%
Equity in net earnings of unconsolidated businesses	2,300	2,478	(178)	(7.2)
Remeasurement of foreign currency transactions and balances	(182)	(2,050)	1,868	(91.1)
Net realized and unrealized (losses) gains from foreign currency hedges	(702)	3,688	(4,390)	(119.0)
Interest income on short-term investments	148	240	(92)	(38.3)
Interest income from clearing services	431	382	49	12.8
Other	4,998	7,468	(2,470)	(33.1)
Total other revenues	$28,801	$32,674	$(3,873)	(11.9)%

*                                         Denotes % change of dollar amount of revenue for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012

Other revenues decreased by $3.9 million in the second quarter of 2013 to $28.8 million from $32.7 million in the same period in 2012.  This net decrease was largely related to (i) a net decrease in net realized and unrealized losses related to foreign currency forward contracts and (ii) a net decrease of $2.5 million in Other, which was due, in large part, to a smaller decrease in our estimated future purchase commitment to acquire the residual 30% equity interest in Kyte when compared to the same period in the prior year.

Partially offsetting this decrease in Other revenues was (i) an increase in software revenues at our Trayport subsidiary, due to growth in their customer base and new product offerings and (ii) a net increase of $1.9 million related to the remeasurement of foreign currency transactions and balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

Interest and Transaction-Based Expenses

•                  The increase in total interest and transaction-based expenses of $8.9 million in the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to an increase in the number of trades cleared by our Kyte subsidiary. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade on behalf of its clients, which are pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues decreased to 2.6% for the three months ended June 30, 2013 as compared to 3.5% for the three months ended June 30, 2012, primarily due to an increase in volume rebates paid by Kyte in the second quarter of 2013 as compared to the second quarter of 2012. In addition, the mix of trades cleared by Kyte in the second quarter of 2013 was more heavily weighted toward trades on exchanges with relatively higher exchange fees than during the same period in the prior year.

Expenses

The following table sets forth the changes in expenses for the three months ended June 30, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2013	%*	2012	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$134,613	67.8%	$135,650	66.9%	$(1,037)	(0.8)%
Communications and market data	13,743	6.9	15,694	7.7	(1,951)	(12.4)
Travel and promotion	7,857	4.0	9,285	4.6	(1,428)	(15.4)
Rent and occupancy	7,039	3.5	6,884	3.4	155	2.3
Depreciation and amortization	8,334	4.2	9,108	4.5	(774)	(8.5)
Professional fees	6,385	3.2	5,377	2.7	1,008	18.7
Interest on borrowings	7,175	3.6	6,527	3.2	648	9.9
Other expenses	5,699	2.9	6,671	3.3	(972)	(14.6)
Total other expenses	$190,845	96.1%	$195,196	96.3%	$(4,351)	(2.2)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012

Compensation and Employee Benefits

•                  Total compensation and employee benefits expense typically varies period-to-period depending on the level of brokerage revenue generated in a period. Compensation and employee benefits expense remained relatively unchanged with $134.6 million for the three months ended June 30, 2013 compared to $135.7 million in the same period in 2012, as total brokerage revenues were relatively unchanged compared to the same period in the prior year. In addition, initiatives implemented during the past two years have helped rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 67.8% for the three months ended June 30, 2013 compared to 66.9% for the same period in 2012.

•                  Performance bonus expense represented 38.6% and 36.2% of total compensation and employee benefits expense for the three months ended June 30, 2013 and 2012, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 7.7% and 6.5% of total compensation and employee benefits expense for the three months ended June 30, 2013 and 2012, respectively.

All Other Expenses

•                  The decrease in communications and market data expense of $1.9 million in the second quarter of 2013 as compared to the same period in 2012 was primarily due to a reduction in brokerage headcount, as well as cost savings initiatives implemented during the past two years.

•                  The decrease in travel and promotion expense of $1.4 million in the second quarter of 2013 as compared to the same period in 2012 was predominantly due to a reduction in brokerage headcount and our efforts to rationalize travel and promotion expense in a lower-volume trading environment.

•                  The increase in professional fees of $1.0 million in the second quarter of 2013 as compared to the same period in 2012 is largely due to an increase in fees related to regulatory and tax compliance.

Income Taxes

•                  We recorded a provision for income taxes of $0.7 million for the three months ended June 30, 2013 as compared to $2.3 million for the three months ended June 30, 2012. The decrease in our provision for income taxes for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to changes in the geographic mix of our profits.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net Income

GFI’s net income for the six months ended June 30, 2013 was $11.4 million as compared to net income of $10.1 million for the six months ended June 30, 2012, an increase of $1.3 million. Total revenues decreased by $11.2 million, or 2.3%, to $486.7 million for the six months ended June 30, 2013 from $497.9 million for the same period in the prior year. The net decrease in total revenues for the six months ended June 30, 2013 was primarily due to lower brokerage revenues, which decreased $31.9 million, or 8.3%, largely due to (i) decreased trading volume in the first quarter in certain OTC and exchange-traded markets in which we provide services, (ii) lower market volatility in the first quarter in many derivative markets, including fixed income and equity and (iii) the reduction in aggregate broker personnel headcount.  Partially offsetting the decline in brokerage revenues was an increase in clearing services revenues of $19.7 million, primarily due to an increase in the number of trades cleared.

Total interest and transaction-based expenses increased $18.3 million, or 26.7%, to $86.7 million for the six months ended June 30, 2013 from $68.4 million for the six months ended June 30, 2012. The increase resulted from higher transaction fees on clearing services at our Kyte subsidiary.

Total expenses, excluding interest and transaction-based expenses, decreased by $21.9 million, or 5.3%, to $392.3 million for the six months ended June 30, 2013 from $414.1 million for the six months ended June 30, 2012. This decrease was largely attributable to a decrease in compensation and employee benefits expense due to lower performance bonus expense for the first half of 2013, as well as initiatives implemented during the last two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

We recorded a benefit from income taxes of $4.1 million for the six months ended June 30, 2013 as compared to a provision for income taxes of $5.1 million for the six months ended June 30, 2012. The decrease was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the six months ended June 30, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2013	%*	2012	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$95,320	23.8%	$105,415	24.5%	$(10,095)	(9.6)%
Equity	64,322	16.1	74,178	17.3	(9,856)	(13.3)
Financial	106,330	26.6	98,132	22.9	8,198	8.4
Commodity	84,703	21.2	104,864	24.4	(20,161)	(19.2)
Total brokerage revenues	350,675	87.7	382,589	89.1	(31,914)	(8.3)
Clearing services revenues	77,503	19.4	57,762	13.4	19,741	34.2
Other revenues	58,492	14.6	57,554	13.4	938	1.6
Total revenues	486,670	121.7	497,905	115.9	(11,235)	(2.3)
Total interest and transaction-based expenses	86,721	21.7	68,444	15.9	18,277	26.7
Revenues, net of interest and transaction-based expenses	$399,949	100.0%	$429,461	100.0%	$(29,512)	(6.9)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the six months ended June 30, 2013 as compared to the same period in 2012.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories remained relatively unchanged for the six months ended June 30, 2013, as compared to the same period in the prior year.

•                  Fixed income product brokerage revenues decreased $10.1 million, or 9.6%, for the six months ended June 30, 2013 compared to the same period for the prior year.  Revenues from fixed income derivative and cash products decreased approximately 17.6% and 3.7%, respectively, as compared to the six months ended June 30, 2012.  The decrease in fixed income derivative product revenues was largely due to lower trading volumes, continued low interest rates and low market volatility in the first quarter of 2013. Our average monthly brokerage personnel headcount for fixed income products decreased by 12 to 317 employees for the six months ended June 30, 2013 from 329 employees for the same period in the prior year.

•                  The decrease in equity product brokerage revenues of $9.9 million, or 13.3%, for the six months ended June 30, 2013 compared to the same period in 2012 was primarily attributable to lower cash and derivative trading volumes in Europe, and reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for equity products decreased by 33 to 190 employees for the six months ended June 30, 2013 from 223 employees for the same period in the prior year.

•                  The increase in financial product brokerage revenues of $8.2 million, or 8.4%, for the six months ended June 30, 2013 compared to the same period in 2012, was primarily attributable to increased market volatility in certain foreign exchange and other financial products in which we provide brokerage services and increased trading volumes in many of the Latin American and Eastern European markets in which we provide brokerage services. These increases were partially offset by reduced headcount in this product category. Our average monthly brokerage personnel headcount for financial products decreased by 21 to 375 employees for the six months ended June 30, 2013 from 396 employees for the same period in the prior year.

•                  The decrease in commodity product brokerage revenues of $20.2 million, or 19.2%, for the six months ended June 30, 2013 compared to the same period in 2012 was due, in part, to lower notional trading volumes in the U.S. and reduced headcount in this product category.  Trading volumes continue to be impacted, in part, by (i) uncertainty about the regulatory status of certain market participants and transactions and (ii) the reduced trading operations of certain commodities dealers. The revenue decline generally correlates with the decline across OTC and exchange markets in this product category.  Our average monthly brokerage personnel headcount for commodity products decreased by 30 to 282 employees for the six months ended June 30, 2013 from 312 employees for the same period in the prior year.

Clearing Services Revenue

•                  Clearing services revenues increased by $19.7 million, or 34.2%, in the six months ended June 30, 2013 compared to the same period in 2012 due to an increase in the number of trades cleared by our Kyte subsidiary.  Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Six Months Ended June 30,
	2013	2012	Increase (Decrease)	%*
Software, analytics and market data	$43,966	$40,467	$3,499	8.6%
Equity in net earnings of unconsolidated businesses	5,359	3,898	1,461	37.5
Remeasurement of foreign currency transactions and balances	(455)	(2,722)	2,267	(83.3)
Net realized and unrealized (losses) gains from foreign currency hedges	(781)	2,867	(3,648)	(127.2)
Interest income on short-term investments	339	399	(60)	(15.0)
Interest income from clearing services	1,168	903	265	29.3
Other	8,896	11,742	(2,846)	(24.2)
Total other revenues	$58,492	$57,554	$938	1.6%

*                                         Denotes % change of dollar amount of revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012

Other revenues increased by $0.9 million to $58.5 million in the first six months of 2013 as compared to $57.6 million in the same period in 2012. This net increase was largely related to (i) an increase in software revenues at our Trayport subsidiary, due to growth in their customer base as well as new product offerings, (ii) a net increase of $2.3 million related to the remeasurement of foreign currency transaction and balances and (iii) an increase of $1.5 million in net earnings of unconsolidated businesses, due to improved trading results from equity method investments in certain Kyte backed trading groups. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

Offsetting this increase in Other revenues was (i) a net decrease in net realized and unrealized losses related to foreign currency forward contracts and (ii) a net decrease of $2.8 million in Other, which was due, in large part, to a smaller decrease in our estimated future purchase commitment to acquire the residual 30% equity interest in Kyte when compared to the same period in the prior year.

Interest and Transaction-Based Expenses

•                  The increase in total interest and transaction-based expenses of $18.3 million in the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to an increase in the number of trades cleared by our Kyte subsidiary. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade on behalf of its clients, which are pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues decreased to 2.8% for the six months ended June 30, 2013 as compared to 3.8% for the six months ended June 30, 2012, primarily due to an increase in volume rebates paid by Kyte in the first half of 2013 as compared to the same period in the prior year. In addition, the mix of trades cleared by Kyte in the first half of 2013 was more heavily weighted toward trades on exchanges with relatively higher exchange fees than in the same period of 2012.

Expenses

The following table sets forth the changes in expenses for the six months ended June 30, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2013	%*	2012	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$271,628	67.9%	$291,428	67.9%	$(19,800)	(6.8)%
Communications and market data	27,330	6.8	31,360	7.3	(4,030)	(12.9)
Travel and promotion	15,918	4.0	19,374	4.5	(3,456)	(17.8)
Rent and occupancy	14,251	3.6	13,676	3.1	575	4.2
Depreciation and amortization	16,642	4.2	18,256	4.3	(1,614)	(8.8)
Professional fees	13,112	3.3	11,545	2.7	1,567	13.6
Interest on borrowings	14,863	3.7	13,342	3.1	1,521	11.4
Other expenses	18,523	4.6	15,144	3.5	3,379	22.3
Total other expenses	$392,267	98.1%	$414,125	96.4%	$(21,858)	(5.3)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $19.8 million in the first six months of 2013 was predominantly due to a decrease in compensation and employee benefits expense resulting from lower performance bonus expense on lower brokerage revenues for the first half of 2013, as well as initiatives implemented during the past two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, remained unchanged at 67.9% for the six months ended June 30, 2013 compared to the same period in 2012.

•                  Performance bonus expense represented 37.6% and 38.9% of total compensation and employee benefits expense for the six months ended June 30, 2013 and 2012, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 7.3% and 6.4% of total compensation and employee benefits expense for the six months ended June 30, 2013 and 2012, respectively.

All Other Expenses

•                  The decrease in communications and market data expense of $4.0 million in the first half of 2013 as compared to the same period in 2012 was primarily due to a reduction in brokerage headcount, as well as cost savings initiatives implemented during the past two years.

•                  The decrease in travel and promotion expense of $3.5 million in the first half of 2013 as compared to the same period in 2012 was predominantly due to a reduction in brokerage headcount and our efforts to rationalize travel and promotion expense in a lower-volume trading environment.

•                  The increase in Other expenses of $3.4 million was largely due to legal expenses in connection with recently opened offices.

Income Taxes

•                  We recorded a benefit from income taxes of $4.1 million for the six months ended June 30, 2013 as compared to a provision for income taxes of $5.1 million for the six months ended June 30, 2012. The decrease was primarily due to: (i) changes in the geographic mix of our profits, (ii) a tax benefit under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (iii) a tax benefit arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iv) the release of a tax liability in a foreign subsidiary where the statute of limitations has now expired.

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

Segment Results for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended June 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$73,123	$77,159	$18,863	$52,629	$20,504	$242,278
Revenues, net of interest and transaction-based expenses	70,229	74,755	18,791	13,799	20,858	198,432
Other expenses	48,999	54,114	13,794	10,850	63,088	190,845
Income (loss) before income taxes	21,230	20,641	4,997	2,949	(42,230)	7,587

	Three Months Ended June 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$71,515	$82,954	$18,823	$42,775	$21,663	$237,730
Revenues, net of interest and transaction-based expenses	67,535	80,531	18,806	13,863	22,078	202,813
Other expenses	48,863	60,248	14,850	10,212	61,023	195,196
Income (loss) before income taxes	18,672	20,283	3,956	3,651	(38,945)	7,617

Total Revenues

•                  Total revenues for Americas Brokerage increased $1.6 million, or 2.2%, to $73.1 million for the three months ended June 30, 2013 from $71.5 million for the three months ended June 30, 2012. Total revenues for EMEA Brokerage decreased $5.8 million, or 7.0%, to $77.2 million for the three months ended June 30, 2013 from $83.0 million for the three months ended June 30, 2012. Total revenues for Asia Brokerage remained relatively unchanged at $18.9 million for the three months ended June 30, 2013 as compared to $18.8 million for the three months ended June 30, 2012. Total revenues for our three brokerage segments decreased by $4.1 million, or 2.4%, to $169.2 million for the three months ended June 30, 2013 from $173.3 million for the three months ended June 30, 2012. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012.”

•                  Total revenues for Clearing and Backed Trading increased $9.8 million, or 22.9%, to $52.6 million for the three months ended June 30, 2013 from $42.8 million for the three months ended June 30, 2012. The increase was due primarily to an increase in clearing services revenues as a result of an increase in trades cleared by Kyte.

•                  Total revenues for All Other decreased by $1.2 million, or 5.5%, to $20.5 million for the three months ended June 30, 2013 from $21.7 million for the three months ended June 30, 2012. This decrease was due, in large part, to a net increase in net realized and unrealized losses related to foreign currency forward contracts used to hedge certain non-U.S. dollar assets, liabilities and anticipated revenues and expenses denominated in foreign currencies. Partially offsetting this decrease was an increase in software revenues at our Trayport subsidiary due to growth in its customer base, and new product offerings.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased to $5.4 million for the three months ended June 30, 2013, as compared to $6.4 million for the three months ended June 30, 2012. This decline was consistent with the net decline in our revenues for those products for which we incur transaction-based fees. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $38.8 million for the three months ended June 30, 2013 from $28.9 million for the three months ended June 30, 2012, primarily due to an increase in the number of trades cleared by Kyte.

Other Expenses

•                  Other expenses for Americas Brokerage remained relatively unchanged at $49.0 million for the three months ended June 30, 2013 as compared to $48.9 million for the three months ended June 30, 2012.  Other expenses for EMEA Brokerage decreased $6.1 million, or 10.1%, to $54.1 million for the three months ended June 30, 2013 from $60.2 million for the three months ended June 30, 2012. Other expenses for Asia Brokerage decreased $1.1 million, or 7.4%, to $13.8 million for the three months ended June 30, 2013 from $14.9 million for the three months ended June 30, 2012. Total Other expenses for our three brokerage segments decreased by $7.1 million, or 5.7%, to $116.9 million for the three months ended June 30, 2013 from $124.0 million for the three months ended June 30, 2012. The decrease was attributable, in large part, to a decrease in compensation and employee benefits expense for our EMEA Brokerage segment as a result of the decrease in brokerage revenues for EMEA Brokerage for the three months ended June 30, 2013. The decrease was also due to global initiatives implemented during the last two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

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

•                  Other expenses for Clearing and Backed Trading increased $0.7 million, or 6.9%, to $10.9 million for the three months ended June 30, 2013 from $10.2 million for the three months ended June 30, 2012. The increase was largely due to an increase in compensation & employee benefits due to higher performance bonus expense as a result of increased brokerage revenues for this segment.

•                  Other expenses for All Other increased by $2.1 million, or 3.4%, to $63.1 million for the three months ended June 30, 2013 from $61.0 million for the three months ended June 30, 2012. The increase was primarily due to higher variable compensation expense for back office personnel for the three months ended June 30, 2013.

Segment Results for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Six Months Ended June 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$142,381	$164,827	$37,222	$100,239	$42,001	$486,670
Revenues, net of interest and transaction-based expenses	136,377	159,748	37,040	24,138	42,646	399,949
Other expenses	95,753	113,070	27,221	20,579	135,644	392,267
Income (loss) before income taxes	40,624	46,678	9,819	3,559	(92,998)	7,682

	Six Months Ended June 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$153,929	$183,417	$39,926	$81,238	$39,395	$497,905
Revenues, net of interest and transaction-based expenses	146,455	178,144	39,891	24,777	40,194	429,461
Other expenses	104,543	129,291	31,746	20,893	127,652	414,125
Income (loss) before income taxes	41,912	48,853	8,145	3,884	(87,458)	15,336

Total Revenues

•                  Total revenues for Americas Brokerage decreased $11.5 million, or 7.5%, to $142.4 million for the six months ended June 30, 2013 from $153.9 million for the six months ended June 30, 2012. Total revenues for EMEA Brokerage decreased $18.6 million, or 10.1%, to $164.8 million for the six months ended June 30, 2013 from $183.4 million for the six months ended June 30, 2012. Total revenues for Asia Brokerage decreased $2.7 million, or 6.8%, to $37.2 million for the six months ended June 30, 2013 from $39.9 million for the six months ended June 30, 2012. Total revenues for our three brokerage segments decreased by $32.8 million, or 8.7%, to $344.4 million for the six months ended June 30, 2013 from $377.2 million for the six months ended June 30, 2012. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012.”

•                  Total revenues for Clearing and Backed Trading increased $19.0 million, or 23.4%, to $100.2 million for the six months ended June 30, 2013 from $81.2 million for the six months ended June 30, 2012. The increase was due primarily to an increase in clearing services revenues as a result of an increase in trades cleared by Kyte.

•                  Total revenues for All Other increased by $2.6 million, or 6.6%, to $42.0 million for the six months ended June 30, 2013 from $39.4 million for the six months ended June 30, 2012. This increase was primarily due to an increase in software revenues at our Trayport subsidiary due to growth in its customer base and, new product offerings. This increase was partially offset by an increase in net realized and unrealized losses from foreign currency hedges.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased by $1.5 million to $11.3 million for the six months ended June 30, 2013 as compared to $12.8 million for the six months ended June 30, 2012. This decline was consistent with the net decline in our revenues for those products for which we incur transaction-based fees. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $76.1 million for the six months ended June 30, 2013 from $56.5 million for the same period in the prior year primarily due to an increase in the number of trades cleared by Kyte.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $8.8 million, or 8.4%, to $95.7 million for the six months ended June 30, 2013 from $104.5 million for the six months ended June 30, 2012.  Other expenses for EMEA Brokerage decreased $16.2 million, or 12.5%, to $113.1 million for the six months ended June 30, 2013 from $129.3 million for the six months ended June 30, 2012.  Other expenses for Asia Brokerage decreased $4.5 million, or 14.2%, to $27.2 million for the six months ended June 30, 2013 from $31.7 million for the six months ended June 30, 2012. Total Other expenses for our three brokerage segments decreased by $29.5 million, or 11.1%, to $236.0 million for the six months ended June 30, 2013 from $265.5 million for the six months ended June 30, 2012. The decrease across all brokerage segments was due, in large part, to a decrease in compensation and employee benefits expense as a result of lower broker performance bonus, as well as cost savings initiatives implemented over the last two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

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

•                  Other expenses for All Other increased by $8.0 million, or 6.3%, to $135.6 million for the six months ended June 30, 2013 from $127.6 million for the six months ended June 30, 2012. The increase was primarily due to non-recurring costs in connection with new offices opened in recent quarters and an increase in interest expense relating to our senior notes as a result of rating agency downgrades.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from July 1, 2011 to June 30, 2013. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(dollars in thousands)
Revenues
Agency commissions	$122,476	$126,572	$104,110	$112,239	$123,457	$144,580	$125,584	$151,446
Principal transactions	51,562	50,065	46,329	50,278	51,964	62,588	48,907	61,711
Total brokerage revenues	174,038	176,637	150,439	162,517	175,421	207,168	174,491	213,157
Clearing services revenues	39,439	38,064	29,704	30,545	29,635	28,127	25,513	31,872
Interest income from clearing services	431	737	639	422	382	521	682	606
Equity in net earnings of unconsolidated businesses	2,300	3,059	2,327	2,344	2,478	1,420	523	4,260
Software, analytics and market data	21,808	22,158	22,482	21,204	20,468	19,999	19,292	18,837
Other income	4,262	3,737	1,703	2,356	9,346	2,940	13,829	7,230
Total revenues	242,278	244,392	207,294	219,388	237,730	260,175	234,330	275,962
Interest and transaction-based expenses
Transaction fees on clearing services	38,424	36,908	28,738	29,420	28,606	26,962	24,074	30,388
Transaction fees on brokerage services	5,335	5,807	4,831	5,734	6,153	6,125	5,184	6,673
Interest expense from clearing services	87	160	293	82	158	440	496	439
Total interest and transaction-based expenses	43,846	42,875	33,862	35,236	34,917	33,527	29,754	37,500
Revenues, net of interest and transaction-based expenses	198,432	201,517	173,432	184,152	202,813	226,648	204,576	238,462
Expenses
Compensation and employee benefits	134,613	137,015	124,574	130,499	135,650	155,778	161,068	159,980
Communications and market data	13,743	13,587	14,131	15,269	15,694	15,666	15,364	15,187
Travel and promotion	7,857	8,061	8,503	7,973	9,285	10,089	9,887	9,723
Rent and occupancy	7,039	7,212	2,908	7,083	6,884	6,792	6,481	6,322
Depreciation and amortization	8,334	8,308	9,122	9,246	9,108	9,148	9,278	9,990
Professional fees	6,385	6,727	5,768	5,925	5,377	6,168	7,772	6,866
Interest on borrowings	7,175	7,688	6,805	6,738	6,527	6,815	7,512	12,035
Other expenses	5,699	12,824	11,047	8,586	6,671	8,473	14,244	9,353
Total other expenses	190,845	201,422	182,858	191,319	195,196	218,929	231,606	229,456
Income (loss) before provision for (benefit from) income taxes	7,587	95	(9,426)	(7,167)	7,617	7,719	(27,030)	9,006
Provision for (benefit from) income taxes	719	(4,859)	1,688	1,638	2,282	2,779	(4,945)	2,884
Net income (loss) before attribution to non-controlling stockholders	6,868	4,954	(11,114)	(8,805)	5,335	4,940	(22,085)	6,122
Less: Net income (loss) attributable to non-controlling interests	177	280	258	(112)	15	148	58	57
GFI’s net income (loss)	$6,691	$4,674	$(11,372)	$(8,693)	$5,320	$4,792	$(22,143)	$6,065

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Revenues
Agency commissions	61.7%	62.8%	60.0%	60.9%	60.9%	63.8%	61.4%	63.5%
Principal transactions	26.0	24.8	26.7	27.3	25.6	27.6	23.9	25.9
Total brokerage revenues	87.7	87.6	86.7	88.2	86.5	91.4	85.3	89.4
Clearing services revenues	19.9	18.9	17.1	16.6	14.6	12.4	12.5	13.4
Interest income from clearing services	0.2	0.4	0.4	0.2	0.2	0.2	0.3	0.3
Equity in net earnings of unconsolidated businesses	1.2	1.5	1.3	1.3	1.2	0.6	0.3	1.8
Software, analytics and market data	11.0	11.0	13.0	11.5	10.1	8.8	9.3	7.8
Other income	2.1	1.9	1.0	1.3	4.6	1.4	6.8	3.0
Total revenues	122.1	121.3	119.5	119.1	117.2	114.8	114.5	115.7
Interest and transaction-based expenses
Transaction fees on clearing services	19.4	18.3	16.6	16.0	14.1	11.9	11.8	12.7
Transaction fees on brokerage services	2.7	2.9	2.8	3.1	3.0	2.7	2.5	2.8
Interest expense from clearing services	0.0	0.1	0.1	0.0	0.1	0.2	0.2	0.2
Total interest and transaction-based expenses	22.1	21.3	19.5	19.1	17.2	14.8	14.5	15.7
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	67.8	68.0	71.8	70.9	66.9	68.7	78.7	67.1
Communications and market data	6.9	6.8	8.1	8.3	7.7	6.9	7.5	6.4
Travel and promotion	4.0	4.0	4.9	4.3	4.6	4.5	4.8	4.1
Rent and occupancy	3.5	3.6	1.7	3.8	3.4	3.0	3.2	2.7
Depreciation and amortization	4.2	4.1	5.3	5.0	4.5	4.0	4.5	4.2
Professional fees	3.2	3.3	3.3	3.2	2.7	2.7	3.8	2.9
Interest on borrowings	3.6	3.8	3.9	3.7	3.2	3.0	3.7	5.0
Other expenses	2.9	6.4	6.4	4.7	3.3	3.8	7.0	3.9
Total other expenses	96.1%	100.0%	105.4%	103.9%	96.3%	96.6%	113.2%	96.3%
Income (loss) before provision for (benefit from) income taxes	3.9	0.0	(5.4)	(3.9)	3.7	3.4	(13.2)	3.7
Provision for (benefit from) income taxes	0.4	(2.4)	1.0	0.9	1.1	1.2	(2.4)	1.2
Net income (loss) before attribution to non-controlling stockholders	3.5	2.4	(6.4)	(4.8)	2.6	2.2	(10.8)	2.5
Less: Net income (loss) attributable to non-controlling interests	0.1	0.1	0.2	(0.1)	0.0	0.1	0.0	0.0
GFI’s net income (loss)	3.4%	2.3%	(6.6)%	(4.7)%	2.6%	2.1%	(10.8)%	2.5%

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At June 30, 2013, we had $179.1 million of cash and cash equivalents compared to $227.4 million at December 31, 2012. Included in this amount are $108.5 million and $165.1 million of cash and cash equivalents held by subsidiaries outside of the United States at June 30, 2013 and December 31, 2012, respectively. We have historically asserted the intent to indefinitely reinvest, with very limited exceptions, the unremitted profits of our foreign subsidiaries. We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States and we will accrue additional income taxes, if any, on such international profits. Additional income taxes accrued on repatriated earnings for the three and six months ended June 30, 2013 were $0.2 million and $0.6 million, respectively. We continue to believe that we will not incur a material United States tax charge on the repatriation of profits in the future.

In addition, included within Receivables from brokers, dealers and clearing organizations are cash balances which represent amounts clearing customers have on deposit with Kyte, our subsidiary which operates a clearing business. Kyte deposits these amounts with third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for Kyte’s customers.  These amounts, while due to us from the general clearing members, ultimately represent cash payable to our clearing customers.  Also included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges.   We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $49.6 million and $19.6 million as of June 30, 2013 and December 31, 2012, respectively.

The following table summarizes our cash position as of June 30, 2013 and December 31, 2012, respectively.

	June 30,	December 31,
	2013	2012
	(dollars in thousands)

Cash and cash equivalents	$179,123	$227,441
Cash held at clearing organizations, net of customer cash	49,601	19,636
Total balance sheet cash	$228,724	$247,077

We believe that, based on current levels of operations, our cash from operations, together with our current cash holdings and available borrowings under our credit agreement with Bank of America N.A. and certain other lenders (the “Credit Agreement”); will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses or unanticipated acquisitions or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Sources and Uses of Cash

Net cash used by operating activities was $6.5 million for the six months ended June 30, 2013 compared with $4.5 million for the six months ended June 30, 2012, a net increase in cash used of $2.0 million. The increase was primarily due to a decrease in non-cash items that reconcile net income to net cash used in operating activities for the six months ended June 30, 2013 as compared to the same period in the prior year. Such items include a benefit for deferred income taxes, impairment of investments, gains from equity method investments, depreciation and amortization, and share-based compensation.  Partially offsetting this decrease was an increase of $1.5 million in net income before attribution to non-controlling stockholders from $10.3 million for the six months ended June 30, 2012 to $11.8 million for the six months ended June 30, 2013.

Net cash used in investing activities for the six months ended June 30, 2013 was $20.8 million compared to $6.7 million for the six months ended June 30, 2012, an increase of $14.1 million. The increase in net cash used for investing activities was primarily related to (i) an increase in purchases of cost and equity method investments of $12.3 million, (ii) an decrease of $2.4 million in net proceeds due to the settlement of foreign exchange derivative hedge contracts and (iii) an increase of cash paid for property, equipment and leasehold improvements of $1.7 million. Partially offsetting these increases was an increase in proceeds from other investments mostly due to a return of capital of $3.0 million from an equity method investee in the six months ended June 30, 2013.

Net cash used in financing activities for the six months ended June 30, 2013 was $15.2 million compared to $27.3 million for the six months ended June 30, 2012, a decrease of $12.1 million. This decrease in net cash used was primarily due to a decrease in cash dividends paid for the six months ended June 30, 2013 resulting from the acceleration of the payment of the dividend for the fourth quarter 2012 to December 2012 and a decrease in the purchase of treasury stock.

Regulatory Requirements

Our liquidity and available cash resources are in part restricted by the regulatory requirements of certain of our material operating subsidiaries, including GFI Securities LLC, GFI Securities Limited, GFI Brokers LLC, Amerex Brokers LLC, GFI Brokers Limited, The Kyte Group Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital, licensing and financial requirements. U.S. and U.K. regulations prohibit a registered broker-dealer from repaying borrowings of its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification or approval from its principal regulator. In addition, we are currently in the process of qualifying one of our subsidiaries as a DCM and another of our subsidiaries has applied for temporary designation as a SEF, each pursuant to the rules of the CFTC. We currently expect that we will receive the SEF designation in the third quarter of 2013 and, at such time, this subsidiary will be required to maintain capital as defined by the CFTC in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. See Note 16 to the Condensed Consolidated Financial Statements for further details on our regulatory requirements.

Short and Long Term Debt

Our outstanding debt at June 30, 2013 consisted of $240.0 million of our 8.375% Senior Notes and $10.0 million of borrowings under our Credit Agreement. As of June 30, 2013, the available borrowing capacity under our Credit Agreement was $75.0 million. In December 2013, $18.75 million of the lender commitments mature and the remaining $56.25 million of the lender commitments mature in December 2015. The 8.375% Senior Notes mature in July 2018. See Note 7 to the Condensed Consolidated Financial Statements for further details on our debt.

Credit Ratings

As of June 30, 2013, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody’s Investor Services	B1	Stable
Standard & Poor’s	B+	Stable
Fitch Ratings Inc.	BB	Negative

Credit ratings and outlooks can be revised at any time if such rating agency decides the circumstances warrant a revision.  In addition, a reduction in our rating may affect the availability of future debt financing and the terms that are available to us.

On January 18, 2013, Moody’s Investor Services lowered its credit rating on our 8.375% Senior Notes two notches to B1, which increased our applicable per annum interest, effective January 19, 2013, by an additional 50 basis points.  On April 19, 2013, Fitch lowered its credit rating on our 8.375% Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch increased our applicable per annum interest, effective July 19, 2013, by an additional 50 basis points.  On June 26, 2013, Standard & Poor’s (“S&P”) further lowered its credit rating on our 8.375% Senior Notes one notch to B+ and revised its outlook from Negative to Stable. This credit rating downgrade by S&P increased our applicable per annum interest, effective July 19, 2013, by an additional 25 basis points.

The cumulative effect of downgrades to our credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes increased the per annum interest rate on the 8.375% Senior Notes by 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture.  The increased interest rate equates to $4.8 million in additional interest expense per annum, based on the aggregate amount of outstanding principal as of June 30, 2013.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In December 2012, our Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and we, therefore, did not pay a cash dividend during the first quarter of 2013. Cash dividends paid for the six months ended June 30, 2013 and 2012 were approximately $6.0 million and $11.9 million, respectively.

Common Stock

We may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$143,943	$14,453	$23,183	$21,815	$84,492
Short-term obligations	10,000	10,000	—	—	—
Interest on Long-term obligations (1)	136,050	24,000	49,800	49,800	12,450
Long-term obligations	240,000	—	—	—	240,000
Purchase obligations (2)	32,276	24,646	6,422	1,208	—
Future purchase commitment	798	798	—	—	—
Total	$563,067	$73,897	$79,405	$72,823	$336,942

(1)         The amounts listed under Interest on Long-term obligations include increases to our applicable per annum interest on our 8.375% Senior Notes that were effective as a result of downgrades to our credit rating by the various credit agencies in 2012 and 2013. In the event that our credit ratings are subsequently increased or decreased, the applicable per annum interest could change and the amounts disclosed in this table would change; provided, however, the applicable per annum interest rate cannot increase by more than 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture. See Note 7 to the Condensed Consolidated Financial Statements for further details.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2013, as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements.  The standard was effective for annual periods, and interim periods within those periods, beginning after December 15, 2012.  As of June 30, 2013, we had no such reclassifications to disclose.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2012 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended June 30, 2013.

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. At June 30, 2013 and December 31, 2012, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $3.7 million as of June 30, 2013.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GFI Group Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of GFI Group Inc. and its subsidiaries as of June 30, 2013 and December 31, 2012, and the related condensed consolidated statements of operations and comprehensive income for the six-month periods ended June 30, 2013 and June 30, 2012 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and June 30, 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2012, and the related consolidated statement of operations and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated March 12, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
August 9, 2013

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

The table below sets forth the information with respect to the number of shares of the Company’s common stock upon the settlement and vesting of RSUs during the quarterly period ended June 30, 2013.

Date	Number of Shares	Average Market Price
April	27,446	$4.00
May	144,218	$4.07
June	86,065	$3.91

In August 2007, the Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock on the open market. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. Any repurchases are also subject to compliance with certain covenants and limits under the Company’s Credit Agreement. During the quarterly period ended June 30, 2013, the Company did not repurchase any of its common stock under this program.

ITEM 6.               EXHIBITS

Exhibits:

Exhibit No.	Description
10.1	Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2013, File No. 001-34897).

10.2	Amended and Restated GFI Group Inc. 2008 Senior Executive Annual Bonus Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 10, 2013, File No. 001-34897).

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(*) Previously filed.

(**) Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2013 and 2012,  (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (v) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and (vi) Notes to Condensed Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless GFI Group, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of August, 2013.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)