Form 10-Q
period 2013-09-30
GFI Group Inc.
filed 2013-11-08
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of shares of registrant’s common stock outstanding on October 31, 2013 was 123,028,840.

		Page Number
Part I—Financial Information

Item 1.	Financial Statements	4
	Condensed Consolidated Statements of Financial Condition as of September 30, 2013 (unaudited) and December 31, 2012	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 (unaudited) and September 30, 2012 (unaudited)	7
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	60
	Report of Independent Registered Public Accounting Firm	61

Part II—Other Information

Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 6.	Exhibits	63

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$168,878	$227,441
Cash and securities segregated under federal and other regulations	60,783	47,494
Commissions receivable, net of allowance for doubtful accounts of $1,803 and $1,710 at September 30, 2013 and December 31, 2012, respectively	94,905	73,930
Receivables from brokers, dealers and clearing organizations	647,029	252,696
Property, equipment and leasehold improvements, net of depreciation and amortization of $184,018 and $169,663 at September 30, 2013 and December 31, 2012, respectively	63,149	58,835
Goodwill	267,771	267,977
Intangible assets, net	42,672	48,492
Other assets	186,563	203,196
TOTAL ASSETS	$1,531,750	$1,180,061

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$63,045	$79,195
Accounts payable and accrued expenses	48,830	36,674
Payables to brokers, dealers and clearing organizations	513,060	164,935
Payables to clearing services customers	136,215	139,627
Short-term borrowings	10,000	—
Long-term obligations	240,000	250,000
Other liabilities	85,511	83,574
Total Liabilities	$1,096,661	$754,005
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 140,310,036 and 134,689,148 shares issued at September 30, 2013 and December 31, 2012, respectively	1,403	1,347
Additional paid in capital	387,327	374,798
Retained earnings	120,224	121,415
Treasury stock, 17,491,081 and 17,313,686 shares of common stock at cost, at September 30, 2013 and December 31, 2012, respectively	(75,439)	(75,020)
Accumulated other comprehensive income	137	2,542
Total Stockholders’ Equity	433,652	425,082
Non-controlling interests	1,437	974
Total Equity	435,089	426,056
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,531,750	$1,180,061

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Agency commissions	$109,365	$112,239	$358,413	$380,276
Principal transactions	41,841	50,278	143,468	164,830
Total brokerage revenues	151,206	162,517	501,881	545,106
Clearing services revenues	32,722	30,545	110,225	88,307
Interest income from clearing services	455	422	1,623	1,325
Equity in net earnings of unconsolidated businesses	1,566	2,344	6,925	6,242
Software, analytics and market data	22,472	21,204	66,438	61,671
Other income	4,012	2,356	12,011	14,642
Total revenues	212,433	219,388	699,103	717,293
Interest and transaction-based expenses
Transaction fees on clearing services	31,620	29,420	106,952	84,988
Transaction fees on brokerage services	4,430	5,734	15,572	18,012
Interest expense from clearing services	143	82	390	680
Total interest and transaction-based expenses	36,193	35,236	122,914	103,680
Revenues, net of interest and transaction-based expenses	176,240	184,152	576,189	613,613
Expenses
Compensation and employee benefits	121,109	130,499	392,737	421,927
Communications and market data	13,747	15,269	41,077	46,629
Travel and promotion	7,380	7,973	23,298	27,347
Rent and occupancy	7,901	7,083	22,152	20,759
Depreciation and amortization	8,320	9,246	24,962	27,502
Professional fees	5,712	5,925	18,824	17,470
Interest on borrowings	7,612	6,738	22,475	20,080
Other expenses	5,615	8,586	24,138	23,730
Total other expenses	177,396	191,319	569,663	605,444
(Loss) income before (benefit from) provision for income taxes	(1,156)	(7,167)	6,526	8,169
(Benefit from) provision for income taxes	(1,127)	1,638	(5,267)	6,699
Net (loss) income before attribution to non-controlling stockholders	(29)	(8,805)	11,793	1,470
Less: Net income (loss) attributable to non-controlling interests	432	(112)	889	51
GFI’s net (loss) income	$(461)	$(8,693)	$10,904	$1,419

(Loss) earnings per share available to common stockholders
Basic	$(0.00)	$(0.08)	$0.09	$0.01
Diluted	$(0.00)	$(0.08)	$0.09	$0.01
Weighted average shares outstanding
Basic	120,331,179	115,541,373	118,138,756	116,073,488
Diluted	120,331,179	115,541,373	126,858,459	123,570,110
Dividends declared per share of common stock	$0.05	$0.05	$0.10	$0.15

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net (loss) income before attribution to non-controlling stockholders	$(29)	$(8,805)	$11,793	$1,470

Other comprehensive income (loss):
Foreign currency translation adjustment	7,722	6,041	(3,074)	7,721
Unrealized gain on available-for-sale securities, net of tax(1)	316	343	748	266
Total other comprehensive income (loss)	8,038	6,384	(2,326)	7,987

Comprehensive income (loss) including non-controlling stockholders	8,009	(2,421)	9,467	9,457
Comprehensive (loss) income attributable to non-controlling stockholders	595	(111)	968	62
GFI’s comprehensive income (loss)	$7,414	$(2,310)	$8,499	$9,395

(1)         Amounts are net of provision for income taxes of $97 and $116 for the three months ended September 30, 2013 and 2012, respectively. Amounts are net of provision for income taxes of $227 and $79 for the nine months ended September 30, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling stockholders	$11,793	$1,470
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,962	27,502
Share-based compensation expense	22,414	24,666
Tax expense related to share-based compensation	1,877	2,141
Amortization of prepaid bonuses and forgivable loans	19,904	19,727
Benefit from deferred taxes	(12,155)	(5,536)
Losses (gains) on foreign exchange derivative contracts, net	1,516	(3,327)
Earnings from equity method investments, net	(1,931)	(319)
Amortization of deferred financing fees	1,649	1,633
Impairment of investments	—	5,362
Mark-to-market of future purchase commitment	(2,203)	(9,098)
Translation gain on liquidation of foreign subsidiary	(1,645)	—
Other non-cash charges, net	257	2,472
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	(13,289)	(25,223)
Commissions receivable	(21,460)	1,651
Receivables from brokers, dealers and clearing organizations	(394,333)	(361,284)
Other assets	15,098	(21,377)
Increase (decrease) in operating liabilities:
Accrued compensation	(16,150)	(57,989)
Accounts payable and accrued expenses	12,006	(15,093)
Payables to brokers, dealers and clearing organizations	348,125	273,254
Payables to clearing services customers	(3,412)	142,776
Other liabilities	4,235	7,710
Cash (used in) provided by operating activities	$(2,742)	$11,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from other investments	3,030	1,106
Purchases of other investments	(14,779)	(3,121)
Purchase of property, equipment and leasehold improvements	(10,213)	(3,964)
Payments for internally developed software	(7,525)	(8,679)
Proceeds on foreign exchange derivative contracts	1,377	5,774
Payments on foreign exchange derivative contracts	(2,445)	(2,201)
Other investing activities, net	(624)	—
Cash used in investing activities	$(31,179)	$(11,085)

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	125,000	185,000
Repayment of short-term borrowings	(115,000)	(185,000)
Repurchase and retirement of a portion of long-term borrowings	(9,385)	—
Purchases of treasury stock	—	(9,939)
Cash dividends paid to common stockholders	(12,095)	(17,761)
Cash dividends paid to non-controlling interests	(231)	(256)
Payment of debt issuance costs	(870)	(134)
Proceeds from exercise of stock options	662	—
Shares withheld for taxes on vested restricted stock units	(8,679)	(9,182)
Payment of contingent consideration liabilities	(350)	(478)
Payment of future purchase commitment	(798)	—
Tax expense related to share-based compensation	(1,877)	(2,141)
Cash used in financing activities	$(23,623)	$(39,891)
Effects of exchange rate changes on cash and cash equivalents	(1,019)	3,738
DECREASE IN CASH AND CASH EQUIVALENTS	(58,563)	(36,120)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,441	245,879
CASH AND CASH EQUIVALENTS, END OF PERIOD	$168,878	$209,759

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$25,687	$24,094
Cash paid for income taxes	$10,189	$9,649
Cash received from income tax refunds	$2,382	$1,512

Non-Cash Investing and Financing Activities:

The Company did not have any non-cash investing and financing activity during the nine months ended September 30, 2013 and 2012, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Income) Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2013	$1,347	$374,798	$(75,020)	$121,415	$2,542	$425,082	$974	$426,056
Issuance of treasury stock	—	418	(419)	—	—	(1)	—	(1)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	43	619	—	—	—	662	—	662
Withholding of restricted stock units in satisfaction of tax requirements	—	(8,679)	—	—	—	(8,679)	—	(8,679)
Tax expense associated with share-based awards	—	(1,877)	—	—	—	(1,877)	—	(1,877)
Foreign currency translation adjustment	—	—	—	—	(3,153)	(3,153)	79	(3,074)
Unrealized gain on available-for-sale securities, net of tax	—	—	—		748	748	—	748
Dividends to stockholders	—	—	—	(12,095)	—	(12,095)	(231)	(12,326)
Share-based compensation	—	22,061	—	—	—	22,061	—	22,061
Issuance of contingently issuable shares	13	(13)	—	—	—	—	—	—
Other, net	—	—	—	—	—		(274)	(274)
Net income	—	—	—	10,904	—	10,904	889	11,793
Balance, September 30, 2013	$1,403	$387,327	$(75,439)	$120,224	$137	$433,652	$1,437	$435,089

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.              ORGANIZATION AND BUSINESS

The Condensed Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity products. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry. As of September 30, 2013, Jersey Partners, Inc. (“JPI”) owned approximately 38% of the Company’s outstanding shares of common stock. The Company’s executive chairman, Michael Gooch, is the controlling shareholder of JPI.

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

As of September 30, 2013, the company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE’s start-

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary based on the level of equity ownership and voting power. The Company reassesses its evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power. The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 15 for disclosures on Variable Interest Entities.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At September 30, 2013 and December 31, 2012, the Company had prepaid bonuses of $25,833 and $31,847, respectively. At September 30, 2013 and December 31, 2012, the Company had forgivable employee loans and advances to employees of $26,009 and $31,655, respectively. Amortization of prepaid bonuses and forgivable employee loans for the nine months ended September 30, 2013 and 2012 was $19,904 and $19,727, respectively and is included within Compensation and employee benefits.

Investments— When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings or losses of the investee based on the percentage of ownership. At September 30, 2013 and December 31, 2012, the Company had equity method investments with a carrying value of $37,057 and $26,743, respectively, included within Other assets. The Company also provides clearing and other administrative services to certain of these equity method investees.

Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At September 30, 2013 and December 31, 2012, the Company had cost method investments of $5,064 and $4,671, respectively, included within Other assets. The fair value of the Company’s cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The fair value of the Company’s available-for-sale securities was $4,354 and $3,355 as of September 30, 2013 and December 31, 2012, respectively, and is included within Other assets.

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

Fair Value Option—In accordance with ASC 825-10-25, Financial Instruments - Recognition, upon the acquisition of The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”), the Company elected the fair value option to account for its then future commitment to purchase the remaining 30% equity interest in Kyte.  See Note 4 for further discussion regarding this future purchase commitment.

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

The primary reason for electing the fair value option on the then future commitment to purchase the remaining 30% equity interest in Kyte was to timely reflect economic events in earnings, as management’s assessment of the future purchase commitment value was driven by Kyte’s earnings or losses subsequent to the initial acquisition date and net present value at a specific point in time.

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

Payables to Clearing Services Customers—Payables to clearing services customers include amounts due on cash and margin transactions, including futures contracts, executed on behalf of customers.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Income Taxes— In accordance with ASC 740, Income Taxes (“ASC 740”), the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax assets and liabilities is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Management applies the more likely than not criteria prior to recognizing a financial statement benefit for a tax position taken (or expected to be taken) in a tax return. The Company recognizes interest and/or penalties related to income tax matters in interest expense and other expense, respectively.

The Company normally determines its interim provision for or benefit from income taxes using an estimated annual effective tax rate methodology as required by ASC 740.  However, the Company has utilized a discrete period method to calculate taxes for the three and nine months ended September 30, 2013 based on actual results. The Company has determined that the calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of this estimated rate to minimal changes in the forecasted pre-tax income (loss) for the fourth quarter of 2013. Under the discrete method, the Company determines its provision for or benefit from income taxes based on the actual results for the nine months ended September 30, 2013 as if this interim period were an annual period.

The decrease in the Company’s effective tax rate for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to: (i) changes in the geographic mix of profits, (ii) a tax benefit under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (iii) a tax benefit arising from a change in the Company’s view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013, and (iv) the release of a tax liability in a foreign subsidiary where the statute of limitations has now expired.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income (loss) and included in accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The revaluation of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions is reflected in Other Income in the Condensed Consolidated Statements of Operations. Net gains (losses) resulting from remeasurement of foreign currency transactions and balances were $2,212 and $(1,113) for the three months ended September 30, 2013 and 2012, respectively, and $1,757 and $(3,835) for the nine months ended September 30, 2013 and 2012, respectively.

During the three and nine months ended September 30, 2013, the Company reclassified a $1,645 foreign currency translation gain out of Accumulated other comprehensive income and into the Condensed Consolidated Statement of Operations. The amount was included within Other income and was reclassified during the current period due to the substantial liquidation of a foreign subsidiary, to which this gain was related.  The reclassification had no effect on the benefit from income taxes on the Condensed Consolidated Statement of Operations.

Recent Accounting Pronouncements—In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position.  In January 2013, the FASB issued an amendment to ASU 2011-11, ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”).  ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815- Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transaction that are either offset in accordance with Balance Sheet (Topic 210) guidance, Derivatives and Hedging (Topic 815) guidance, or subject to an enforceable master netting arrangement or similar agreement. The new disclosures were required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented.  The adoption of ASU 2013-01 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. See Note 14 for disclosures.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements.  See Accounting Policy on Foreign Currency Translation Adjustments and Transactions for impact on the Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2013.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods, and is to be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its Condensed Consolidated Financial Statements.

3.              RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	September 30, 2013	December 31, 2012
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$520,516	$164,090
Receivables from and deposits with clearing organizations and financial institutions	123,048	87,348
Net pending trades	3,465	1,258
Total	$647,029	$252,696
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$486,445	$158,256
Payables to clearing organizations and financial institutions	26,615	6,679
Total	$513,060	$164,935

Substantially all fail to deliver and fail to receive balances at September 30, 2013 have subsequently settled at the contracted amounts.  All fail to deliver and fail to receive balances at December 31, 2012 have subsequently settled at the contracted amounts.

In addition to the balances above, the Company had Payables to clearing services customers of $136,215 and $139,627 at September 30, 2013 and December 31, 2012, respectively. These amounts represent cash payable to the Company’s clearing customers that is held at the Company’s third-party general clearing members and are included within Cash and cash equivalents, Cash and securities segregated under federal and other regulations or Receivables from brokers, dealers and clearing organizations as follows:

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$—	$27,623
Cash segregated under federal and other regulations	60,598	47,300
Receivables from brokers, dealers, and clearing organizations	75,617	64,704
Total	$136,215	$139,627

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

4.              ACQUISITIONS

The Kyte Group Limited and Kyte Capital Management Limited

On July 1, 2010, the Company acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”). At the time of the acquisition, the Company agreed to purchase the residual 30% interest for a cash payment three years following the closing (the “Future Purchase Commitment”) with the price to be determined based on certain performance metrics for Kyte during this three year period.  During the third quarter of 2013, the Company and the selling shareholders of Kyte determined that the purchase price for the residual 30% equity interest was zero. Kyte has been included in the Condensed Consolidated Financial Statements as a wholly-owned subsidiary since the acquisition date, with a liability recorded for the Future Purchase Commitment. Subsequent changes in the fair value of the Future Purchase Commitment were recorded in Other income in the Condensed Consolidated Statements of Operations.

Included as part of the initial purchase price was £5,000 (or approximately $7,592) that was deposited into an escrow account with a third-party escrow agent and 1,339,158 contingently issuable shares of the Company’s common stock. The Company was also required to pay an additional cash amount to the selling shareholders of Kyte equal to the total cash dividends the selling shareholders would have received if the 1,339,158 contingently issuable shares had been outstanding as of the initial purchase date of July 1, 2010. The escrow funds, additional cash payment and contingently issuable shares were paid and issued to the selling shareholders of Kyte during the third quarter of 2013 in connection with the final determination of the Future Purchase Commitment and the waiver of certain conditions relating to one of Kyte’s investments in a third party.

5.              GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2013 were as follows:

	December 31, 2012	Goodwill Acquired	Foreign currency translation	September 30, 2013
Goodwill
Americas Brokerage	$83,289	$—	$—	$83,289
EMEA Brokerage	14,397	—	(48)	14,349
Asia Brokerage	—	—	—	—
Clearing and Backed Trading	41,600	—	(158)	41,442
All Other	128,691	—	—	128,691
	$267,977	$—	$(206)	$267,771

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

Intangible Assets—Intangible assets consisted of the following:

	September 30, 2013			December 31, 2012
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Intangible assets
Customer relationships	$78,896	$41,492	$37,404	$77,426	$35,597	$41,829
Trade names	8,951	6,565	2,386	8,951	6,181	2,770
Core technology	6,400	6,400	—	6,400	5,835	565
Non-compete agreements	4,204	3,806	398	3,874	3,656	218
Favorable lease agreements	620	560	60	620	500	120
Patents	3,131	1,097	2,034	3,131	723	2,408
Other	647	257	390	647	65	582
Total	$102,849	$60,177	$42,672	$101,049	$52,557	$48,492

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Intangible amortization expense for the three months ended September 30, 2013 and 2012 was $2,339 and $2,922, respectively. Intangible amortization expense for the nine months ended September 30, 2013 and 2012 was $7,308 and $8,762, respectively.

At September 30, 2013, expected amortization expense for intangible assets is as follows:

2013 (remaining three months)	$2,267
2014	9,015
2015	8,909
2016	6,878
2017	3,494
Thereafter	12,109
Total	$42,672

6.              OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	September 30, 2013	December 31, 2012
Deferred tax assets	$51,046	$41,567
Investments accounted for under the cost method and equity method	42,121	31,414
Forgivable employee loans and advances to employees	26,009	31,655
Prepaid bonuses	25,833	31,847
Deferred financing fees	6,942	8,074
Financial instruments owned	2,981	25,250
Software inventory, net	2,905	4,615
Other	28,726	28,774
Total Other assets	$186,563	$203,196

Other liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Payroll related liabilities	$27,685	$15,418
Deferred revenues	9,251	7,247
Unrecognized tax benefits	8,956	8,957
Deferred tax liabilities	6,715	7,943
Financial instruments sold, not yet purchased	1,567	1,481
Future purchase commitment and contingent consideration liabilities	100	3,727
Other	31,237	38,801
Total Other liabilities	$85,511	$83,574

7.              SHORT-TERM BORROWINGS AND LONG-TERM OBLIGATIONS

The Company’s outstanding debt obligations consisted of the following:

	September 30,	December 31,
	2013	2012
8.375% Senior Notes due 2018	$240,000	$250,000
Loans pursuant to Credit Agreement	10,000	—
Total	$250,000	$250,000

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term obligations, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers. The carrying amounts and estimated fair values of the Company’s Long-term obligations were as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

8.375% Senior Notes	$240,000	$242,700	$250,000	$220,720

8.375% Senior Notes

In July 2011, the Company issued $250,000 in aggregate principal amount of 8.375% Senior Notes (the “8.375% Senior Notes”) due 2018 in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended (the “Securities Act”). The notes were priced to investors at 100% of their principal amount, and mature in July 2018. Interest on these notes is payable semi-annually in arrears on the 19th of January and July. Transaction costs of approximately $9,100 related to the 8.375% Senior Notes were deferred and are being amortized over the term of the notes. On December 21, 2011, the Company completed an exchange offer for the 8.375% Senior Notes whereby it exchanged $250,000 in aggregate principal amount of the 8.375% Senior Notes for 8.375% Senior Notes that are registered under the Securities Act.

On January 18, 2013, Moody’s Investor Services lowered its credit rating on the Company’s 8.375% Senior Notes two notches to B1, which increased the Company’s applicable per annum interest, effective January 19, 2013, by an additional 50 basis points.  On April 19, 2013, Fitch Ratings, Inc. (“Fitch”) further lowered its credit rating on the Company’s 8.375% Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch increased our applicable per annum interest by an additional 50 basis points, effective July 19, 2013.  On June 26, 2013, Standard & Poor’s (“S&P”) further lowered its credit rating on the Company’s 8.375% Senior Notes one notch to B+ and revised its outlook from Negative to Stable. This credit rating downgrade by S&P increased the Company’s applicable per annum interest by an additional 25 basis points, effective July 19, 2013.

The cumulative effect of all such downgrades to the Company’s credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes resulted in 200 basis points penalty interest, which is the maximum increase permitted under the indenture. The additional 200 basis points of interest equates to $4,800 in additional interest expense per annum, based on the aggregate amount of outstanding principal as of September 30, 2013.

In March 2013, the Company repurchased $10,000 principal amount of its 8.375% Senior Notes on the open market for an aggregate purchase price of $9,602, including accrued interest and sales commissions. The Company funded the repurchase of these notes with borrowings under its Credit Agreement.

At September 30, 2013 and December 31, 2012, unamortized deferred financing fees related to the 8.375% Senior Notes of $5,981 and $7,205, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

Credit Agreement

In March 2013, the Company entered into an amendment to its second amended and restated credit agreement (as amended, the “Credit Agreement”) with Bank of America, N.A. and certain other lenders. The Credit Agreement provides for maximum revolving loans of up to $75,000 until December 2013, at which time $18,750 of the lender commitments mature. The remaining $56,250 of lender commitments matures in December 2015. The Credit Agreement provides for up to $50,000 for letters of credit.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The weighted average interest rate of the outstanding loans under the Credit Agreement was 3.43% at September 30, 2013.  At September 30, 2013 and December 31, 2012, unamortized deferred financing fees related to the Credit Agreement were $961 and $869, respectively.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at September 30, 2013 and December 31, 2012.

8.              STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the three and nine months ended September 30, 2013, the Company did not repurchase any shares of its common stock. During the three months ended September 30, 2012, the Company repurchased 1,413,067 shares of its common stock on the open market at an average price of $3.25 per share for a total cost of $4,641, including sales commissions. During the nine months ended September 30, 2012, the Company repurchased 3,107,469 shares of its common stock on the open market at an average price of $3.17 per share for a total cost of $9,939, including sales commissions. These repurchased shares were recorded at cost as Treasury stock in the Condensed Consolidated Statements of Financial Condition.

On May 31, and August 30, 2013, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,999 and $6,096, respectively. In December 2012, the Company’s Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and the Company, therefore, did not pay a cash dividend during the first quarter of 2013. On each of March 30, May 31, and August 31, 2012, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,897, $5,991, and $5,873, respectively.

9.              (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share for common stock is calculated by dividing net (loss) income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the sum of: (i) the weighted average number of shares outstanding, (ii) outstanding stock options and RSUs (using the “treasury stock” method when the impact of such options and RSUs would be dilutive), and (iii) any contingently issuable shares, when dilutive.

Basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic (loss) earnings per share
GFI’s net (loss) income	$(461)	$(8,693)	$10,904	$1,419
Weighted average common shares outstanding	120,331,179	115,541,373	118,138,756	116,073,488
Basic (loss) earnings per share	$(0.00)	$(0.08)	$0.09	$0.01
Diluted (loss) earnings per share
GFI’s net (loss) income	$(461)	$(8,693)	$10,904	$1,419
Weighted average common shares outstanding	120,331,179	115,541,373	118,138,756	116,073,488
Effect of dilutive options, RSUs, and other contingently issuable shares	—	—	8,719,703	7,496,622
Weighted average shares outstanding and common stock equivalents	120,331,179	115,541,373	126,858,459	123,570,110
Diluted (loss) earnings per share	$(0.00)	$(0.08)	$0.09	$0.01

Excluded from the computation of diluted (loss) earnings per share because their effect would be anti-dilutive were the following: (i) 259,380 RSUs and 69,476 stock options for the three months ended September 30, 2013 and (ii) 7,341,891 RSUs and 77,476 stock options for the three months ended September 30, 2012, (iii) 2,660,905 RSUs and 69,476 options for the nine months ended September 30, 2013 and (iv) 8,433,605 RSUs and 77,476 options for the nine months ended September 30, 2012.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Included in the computation of diluted earnings per share, but not in the computation of basic earnings per share as the conditions for issuance were not satisfied as of the respective reporting period were 2,736,121 and 3,682,916 contingently issuable shares for the nine months ended September 30, 2013 and 2012, respectively.

As a result of the net loss for the three months ended September 30, 2013, the following were excluded from the computation of diluted loss per share for that period: common shares underlying options to purchase 99,362 shares of common stock, 6,320,799 RSUs, and 1,637,673 shares that were contingently issuable.  As a result of the net loss for the three months ended September 30, 2012, the following were excluded from the computation of diluted loss per share for that period: common shares underlying options to purchase 39,715 shares of common stock, 3,130,644 RSUs, and 3,682,916 shares that were contingently issuable.

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

The 2008 Equity Incentive Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of September 30, 2013, there were 8,579,962 shares of common stock available for future grants of awards under this plan. The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures.

The following is a summary of the Company’s RSU activity during the nine months ended September 30, 2013:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2012	19,353,382	$4.27
Granted	6,554,167	3.71
Vested	(6,338,258)	4.48
Cancelled	(885,739)	4.01
Outstanding September 30, 2013	18,683,552	$4.02

The weighted average grant-date fair value of RSUs granted for the nine months ended September 30, 2013 was $3.71 per unit, compared with $3.56 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation expense	$6,870	$7,751	$22,372	$24,653
Income tax benefits	$1,913	$2,359	$6,655	$7,506

At September 30, 2013, total unrecognized compensation cost related to RSUs, prior to the consideration of expected forfeitures, was approximately $56,057 and is expected to be recognized over a weighted-average period of 1.71 years. The total fair value of RSUs vested during the nine months ended September 30, 2013 and 2012 was $28,395 and $30,021, respectively.

As of September 30, 2013, the Company had stock options outstanding under two plans: the GFI Group 2002 Stock Option Plan (the “GFI Group 2002 Plan”) and the GFInet Inc. 2000 Stock Option Plan (the “GFInet 2000 Plan”). No additional grants will be made under these plans. Under each plan: options were granted to employees, non-employee directors or consultants to the Company; both incentive and non-qualified stock options were available for grant; options were issued with terms up to ten years from date of grant; and options were generally issued with an exercise price equal to or greater than the fair market value at the time the option was granted. Under both plans, the options became exercisable upon the completion of the Company’s initial public offering, which occurred in January 2005. Options outstanding under both plans are exercisable for shares of the Company’s common stock. The Company issues shares from the authorized but unissued shares reserved for issuance under the GFI Group 2002 Plan or the GFInet 2000 Plan, respectively, upon the exercise of options under such plans.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The following is a summary of stock options outstanding under both the GFI Group 2002 Plan and the GFInet 2000 Plan as of September 30, 2013:

	GFI Group 2002 Plan		GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding December 31, 2012	575,220	$3.29	16,844	$2.97
Exercised	(205,952)	2.97	(16,844)	2.97
Cancelled	(10,104)	2.97	—	—
Expired	(3,156)	4.78	—	—
Outstanding September 30, 2013	356,008	$3.42	—	$—

As of September 30, 2013 and 2012, there was no unrecognized compensation cost related to stock options.

11.       COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of September 30, 2013, the Company had total purchase commitments for market data of approximately $24,801 with $18,369 due within the next twelve months, $6,278 due between one to three years and $154 due between three to five years. Additionally, the Company had other purchase commitments of $6,634, primarily related to network implementations in the U.S. and U.K., and $1,126 for hosting and software license agreements. Of these other purchase commitments, approximately $5,397 is due within the next twelve months.

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

12.       MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2012 Form 10-K. There have been no material changes to these risks during the nine months ended September 30, 2013.

13.       FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following September 30, 2013, substantially all have settled at the contracted amounts. The Company’s marketable equity securities, included in Other assets, are recorded at fair value based on their quoted market price. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

Future Purchase Commitment - In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte. The purchase price for the residual 30% equity interest was determined to be zero in the third quarter of 2013.  Beginning with the initial acquisition date, up until the final settlement of the Future Purchase Commitment during the third quarter of 2013, an estimate of the payment for the residual 30% interest was determined pursuant to a formula based on Kyte’s forecasted and actual earnings and losses. The inputs used in estimating the fair value of this Future Purchase Commitment were both unobservable and significant to the overall fair value measurement of this liability. Therefore, the liability was categorized in Level 3 of the fair value hierarchy.

Contingent Consideration —The category consists primarily of contingent consideration related to the acquisition of a retail energy brokerage business, completed on November 1, 2009. This contingent liability is remeasured at fair value and is based on estimated future collections of accounts receivable through the first quarter of 2014 related to the earnings of the acquired business through October 31, 2013.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

In the three and nine months ended September 30, 2013 and 2012, respectively, the Company did not have any material transfers among Level 1, Level 2, and Level 3.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Financial Assets and Liabilities measured at fair value on a recurring basis as of September 30, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
Assets
Other assets: Financial instruments owned:
Equity securities	$2,521	$177	$—	$2,698
Derivative contracts:
Foreign exchange derivative contracts	$4	$20,685	$—	$20,689
Fixed income derivative contracts	1,208	—	—	1,208
Equity derivative contracts	—	—	14	14
Commodity derivative contracts	—	—	—	—
Netting (1)	(1,212)	(20,416)	—	(21,628)
Total derivative contracts	$—	$269	$14	$283
Total financial instruments owned	$2,521	$446	$14	$2,981
Other assets: Other:
Equity security, available-for-sale	$4,354	$—	$—	$4,354
Total	$6,875	$446	$14	$7,335

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$24	$—	$—	$24
Foreign government bonds	68	—	—	68
Derivative contracts:
Foreign exchange derivative contracts	$91	$21,406	$—	$21,497
Fixed income derivative contracts	1,606	—	—	1,606
Equity derivative contracts	—	—	—	—
Commodity derivative contracts	—	—	—	—
Netting (1)	(1,212)	(20,416)	—	(21,628)
Total derivative contracts	$485	$990	$—	$1,475
Total financial instruments sold, not yet purchased	$577	$990	$—	$1,567
Other liabilities: Future purchase commitment	$—	$—	$—	$—
Other liabilities: Contingent consideration	$—	$—	$100	$100
Total	$577	$990	$100	$1,667

(1)         Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is initial and variation margin on net short derivative contracts related to exchange traded futures in the amount of $877. These amounts were included within Receivables from brokers, dealers and clearing organizations.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended September 30, 2013 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at September 30, 2013	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$14	$—	$—	$—	$—	$—	$—	$14	$—

Liabilities
Other liabilities:
Future purchase commitment	$798	$—	$—	$—	$—	$—	$(798)	$—	$—
Other liabilities:
Contingent consideration	$204	$(55)	$—	$—	$—	$—	$(159)	$100	$(55)

(1)                   Realized and unrealized gains (losses) are reported in Other income in the Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended September 30, 2012 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at September 30, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2012
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$2,375	$(1,709)	$—	$—	$—	$—	$—	$666	$(1,709)
Other:
Convertible note receivable, available-for-sale	$2,662	$(2,662)	$—	$—	$—	$—	$—	$—	$(2,662)

Liabilities
Other liabilities:
Future purchase commitment	$5,600	$2,081	$(125)	$—	$—	$—	$—	$3,644	$2,081
Other liabilities:
Contingent consideration	$777	$(168)	$—	$—	$—	$—	$(136)	$809	$(168)

(1)                                     Realized and unrealized gains (losses) are reported in Other income in the Condensed Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at September 30, 2013	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$28	$(14)	$—	$—	$—	$—	$—	$14	$(14)

Liabilities
Other liabilities:
Future purchase commitment	$3,209	$2,203	$208	$—	$—	$—	$(798)	$—	$—
Other liabilities:
Contingent consideration	$518	$(55)	$—	$—	$—	$—	$(473)	$100	$(55)

(1)                                     Realized and unrealized gains (losses) are reported in Other income in the Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012 are as follows:

	Beginning Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issuances	Sales	Settlements	Ending Balance at September 30, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2012
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$1,937	$(1,837)	$—	$566	$—	$—	$—	$666	$(1,837)
Other:
Convertible note receivable, available-for-sale	$5,362	$(5,362)	$—	$—	$—	$—	$—	$—	$(5,362)

Liabilities
Other liabilities:
Future purchase commitment	$12,562	$9,098	$(180)	$—	$—	$—	$—	$3,644	$9,098
Other liabilities:
Contingent consideration	$1,119	$(168)	$—	$—	$—	$—	$(478)	$809	$(168)

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

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 Assets and Liabilities measured at fair value on a recurring basis, as of September 30, 2013 and December 31, 2012, respectively:

	Fair Value as of September 30, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$14	Black-Scholes Merton Model	Expected volatility	35%
			Estimated price per share	$8.48

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$28	Black-Scholes-Merton Model	Expected volatility	55%
			Estimated price per share	$4.07	(b)
Convertible note receivable, available-for-sale	$—	Discounted cash flow	Estimated credit spread	19%
		Black-Scholes-Merton Model	Expected volatility	45	%(c)
			Estimated price per convertible unit
Liabilities
Future purchase commitment	$3,209	Present value of expected payments	Discount rate	15.5	%(d)
			Forecasted financial information

(a)         As of September 30, 2013 and December 31, 2012, each asset and liability type consists of one security.

(b)         Restated to reflect a 1-for-400 reverse split on the common stock of this investee, effective on April 23, 2013.

(c)          To determine the estimated price per convertible unit, the Company estimated the fair value of a non-controlling interest in the entity utilizing a discounted cash flow, appropriate discount rate and combined discount for lack of control and marketability.

(d)         The Company’s estimate of the Future Purchase Commitment as of December 31, 2012 was based on Kyte’s projected earnings through June 30, 2013. In estimating the fair value, the Company utilized post-tax projected earnings for the remaining period through June 30, 2013.

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

Future purchase commitment — Prior to September 30, 2013, the Future Purchase Commitment relating to Kyte was settled and therefore, there is no sensitivity to the inputs used in determining its fair value.  As of December 31, 2012, the significant unobservable inputs used in the fair value of the Company’s Future Purchase Commitment for the residual 30% equity interest in Kyte were the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement.

For all significant unobservable inputs used in the fair value measurement of all Level 3 assets and liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other.

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of September 30, 2013 and December 31, 2012, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

Fair values of derivative contracts on a gross and net basis as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets (1)	Derivative Liabilities (2)	Derivative Assets (1)	Derivative Liabilities (2)
Foreign exchange derivative contracts	$20,843	$21,646	$182,388	$182,628
Commodity derivative contracts	37,755	37,756	23,656	23,680
Fixed income derivative contracts	9,774	11,052	2,990	3,420
Equity derivative contracts	23	9	42,811	34,460
Total fair value of derivative contracts	$68,395	$70,463	$251,845	$244,188
Counterparty netting	(68,112)	(68,112)	(227,968)	(227,925)
Total fair value	$283	$2,351	$23,877	$16,263

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

As of September 30, 2013 and December 31, 2012, the Company had outstanding forward foreign exchange contracts with a combined notional value of $67,685 and $96,234, respectively. Approximately $27,105 and $26,390 of these forward foreign exchange contracts represents a hedge of euro-denominated and swiss franc-denominated balance sheet positions at September 30, 2013 and December 31, 2012, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Long	Short	Long	Short
Foreign exchange derivative contracts	$848,045	$729,818	$13,131,184	$13,116,622
Commodity derivative contracts	768,443	770,117	592,686	592,923
Fixed income derivative contracts	5,428,807	6,395,968	5,949,603	6,057,524
Equity derivative contracts	5,861	367	81,841	430,899

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012
Foreign exchange derivative contracts	(1)	$(500)	$1,463
Commodity derivative contracts	Principal transactions	1,398	4,101
Fixed income derivative contracts	Principal transactions	3,129	1,730
Equity derivative contracts	(2)	24	(1,424)

(1)         For the three months ended September 30, 2013, approximately $736 of losses on foreign exchange derivative contracts were included within Other income and approximately $236 of gains on foreign exchange derivative contracts were included within Principal transactions. For the three months ended September 30, 2012, approximately $460 of gains on foreign exchange derivative contracts were included within Other income and approximately $1,003 of gains on foreign currency options were included within Total brokerage revenues.

(2)         For the three months ended September 30, 2013, approximately $24 of gains on equity derivative contracts were included within Principal transactions. For the three months ended September 30, 2012, approximately $1,709 of losses on equity derivative contracts were included within Other income and approximately $285 of gains on equity derivative contracts were included within Principal transactions.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2013 and 2012:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
Foreign exchange derivative contracts	(1)	$(1,926)	$6,334
Commodity derivative contracts	Principal transactions	6,621	15,369
Fixed income derivative contracts	Principal transactions	11,126	6,832
Equity derivative contracts	(2)	(164)	(1,093)

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

(1)         For the nine months ended September 30, 2013, approximately $1,517 of losses on foreign exchange derivative contracts were included within Other income and approximately $409 of losses on foreign currency options were included within Principal transactions. For the nine months ended September 30, 2012, approximately $3,327 of gains on foreign exchange derivative contracts were included within Other income and approximately $3,007 of gains on foreign currency options were included within Principal transactions.

(2)         For the nine months ended September 30, 2013, approximately $14 of losses on equity derivative contracts were included within Other income and approximately $150 of losses on equity derivative contracts were included within Principal transactions. For the nine months ended September 30, 2012, approximately $1,837 of losses on equity derivative contracts were included within Other income and approximately $744 of gains on equity derivative contracts were included within Principal transactions.

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Condensed Consolidated Statements of Financial Position as of September 30, 2013:

	Gross	Gross Amounts Offset in the Condensed	Net Amounts of Assets Offset in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties	Amounts of Recognized Assets	Consolidated Statements of Financial Position	Consolidated Statements of Financial Position (1)	Derivatives (2)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$20,685	$20,416	$269	$—	$—	$269
Counterparty B	37,755	37,755	—	—	—	—
Counterparty C	9,941	9,941	—	—	—	—
Counterparty D	14	—	14	—	—	14
Total	$68,395	$68,112	$283	$—	$—	$283

Derivative Liabilities:
Counterparty A	$21,274	$20,416	$858	$—	$—	$858
Counterparty B	37,756	37,755	1	—	—	1
Counterparty C	11,301	9,941	1,360	—	—	1,360
Counterparty E	132	—	132	—	—	132
Total	$70,463	$68,112	$2,351	$—	$—	$2,351

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

(2)         As of September 30, 2013, the Company does not have any derivative positions under a master netting agreement that are not netted.

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

As of September 30, 2013 and December 31, 2012, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests and a convertible note. The carrying amount of these VIEs was $3,511 as of September 30, 2013 and $4,438 as of December 31, 2012, and was recorded within Other assets. These VIEs include a technology provider with a proprietary financial application, trading entities in which the Company has provided initial capital to fund trading activities, a commodity pool operator and an investment fund manager. The Company also provides clearing and other administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $3,511 as of September 30, 2013 and $4,438 as of December 31, 2012.

As of September 30, 2013 and December 31, 2012, the Company had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company had an economic interest in profits and losses and provided initial capital to fund trading activities. The Company also provided clearing and other administrative services to these non-consolidated VIEs. The carrying amount of these VIEs was $1,596 as of September 30, 2013 and $9,784 as of December 31, 2012, and was recorded within Receivables from brokers, dealers and clearing organizations. The maximum exposure to loss of these VIEs was $1,596 as of September 30, 2013 and $10,703 as of December 31, 2012.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $9,550 and $6,428 at September 30, 2013, and December 31, 2012, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $3,433 at September 30, 2013 and $1,558 at December 31, 2012.

16.    REGULATORY REQUIREMENTS

Many of the Company’s material operating subsidiaries are subject to regulatory restrictions and minimum capital requirements, which may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain subsidiaries of the Company are registered as a U.S. broker-dealer, swap execution facility, introducing broker or Futures Commissions Merchant and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). These rules contain uniform minimum net capital requirements, as defined, and also require a significant part of the registrants’ assets be kept in relatively liquid form.  As of September 30, 2013, each of the Company’s subsidiaries that are subject to these regulations had net capital in excess of their minimum capital requirements.

Certain of the Company’s European subsidiaries are regulated by the Financial Conduct Authority (“FCA”) and must maintain financial resources (as defined by the FCA) in excess of FCA’s total financial resources requirement.  As of September 30, 2013, each of these European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to similar regulatory and other requirements in the jurisdictions in which they operate and as of September 30, 2013 each was in compliance with its regulatory capital requirements.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2013, the Company had the following aggregate regulatory capital, in individually regulated entities, in each of its operating regions:

	Americas	EMEA	Asia
Regulatory capital	$25,784	$139,041	$35,340
Minimum regulatory capital required	7,395	112,957	8,194
Excess regulatory capital	$18,389	$26,084	$27,146

The regulatory requirements set forth in the table above include aggregated amounts, in individually regulated entities, in each of the Company’s operating regions, calculated by entity, to comply with the requirements of various regulators for capital requirements in each of those entities.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on income (loss) before income taxes, which it defines as revenues less direct expenses. Revenues within each brokerage segment include revenues that are directly related to providing brokerage services along with interest and other income (loss) directly attributable to the operating segment. Revenues within the Clearing and Backed Trading segment primarily include revenues that are directly related to providing clearing services along with the Company’s share of profit (loss) on trading activity from capital investments. The Company’s Clearing and Backed Trading segment incurs exchanges fees on behalf of its clients, which are reflected within Interest and transaction-based expenses. The reimbursement of these fees from the Company’s clients is reflected within Total Revenues. Therefore, the Company evaluates the top-line performance of its Clearing and Backed Trading segment using Revenues, net of interest and transaction-based expenses. Direct expenses of the operating segments are those expenses that are directly related to providing the brokerage or clearing services and trading activities of the operating segments and include compensation expense related to the segment management and staff, communication and market data, travel and promotion, and certain professional fees and other expenses that are directly incurred by the operating segments. However, the Company does not allocate to its brokerage operating segments certain expenses that it manages separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest on borrowings and other expenses and are included in the All Other operating segment. Management generally does not consider the unallocated costs in its performance measurement of its reportable segments.

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended September 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$60,384	$72,275	$15,730	$40,721	$23,323	$212,433
Revenues, net of interest and transaction-based expenses	57,995	70,283	15,653	8,702	23,607	176,240
Income (loss) before income taxes	15,515	19,078	3,438	(1,067)	(38,120)	(1,156)

	Three Months Ended September 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$62,745	$80,147	$18,084	$40,506	$17,906	$219,388
Revenues, net of interest and transaction-based expenses	59,370	77,607	18,056	10,866	18,253	184,152
Income (loss) before income taxes	14,392	19,889	4,722	515	(46,685)	(7,167)

	Nine Months Ended September 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$202,765	$237,102	$52,952	$140,960	$65,324	$699,103
Revenues, net of interest and transaction-based expenses	194,372	230,031	52,693	32,840	66,253	576,189
Income (loss) before income taxes	56,139	65,756	13,257	2,492	(131,118)	6,526

	Nine Months Ended September 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$216,674	$263,564	$58,010	$121,744	$57,301	$717,293
Revenues, net of interest and transaction-based expenses	205,825	255,751	57,948	35,642	58,447	613,613
Income (loss) before income taxes	56,304	68,742	12,868	4,398	(134,143)	8,169

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

For the three and nine months ended September 30, 2013 and 2012, the U.K. is the only individual foreign country that accounts for 10% or more of the Company’s total revenues and total long-lived assets. Information regarding revenue for the three months ended September 30, 2013 and 2012, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of September 30, 2013 and December 31, 2012, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
United States	$61,067	$59,511	$203,544	$210,671
United Kingdom	105,471	77,575	346,166	313,209
Other	45,895	82,302	149,393	193,413
Total	$212,433	$219,388	$699,103	$717,293

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net of interest and transaction-based expenses:
United States	$60,010	$57,556	$199,181	$204,183
United Kingdom	72,764	46,780	235,884	223,506
Other	43,467	79,816	141,124	185,924
Total	$176,240	$184,152	$576,189	$613,613

	September 30, 2013	December 31, 2012
Long-lived Assets, as defined:
United States	$49,777	$47,675
United Kingdom	11,510	10,536
Other	4,767	5,239
Total	$66,054	$63,450

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

18.    SUBSEQUENT EVENTS

In October 2013, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on November 29, 2013 to stockholders of record on November 15, 2013.

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

•                  our ability to obtain and maintain regulatory approval to conduct our business in light of certain proposed and recently adopted changes in laws and regulations in the U.S. and Europe and increased operational costs related to compliance with such changes in laws and regulations, including the laws and regulations governing the operation of swap execution facilities;

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

Market Volumes and Volatility

Recent Activity in Underlying Markets. We believe that market volatility was lower in the third quarter of 2013 than in the prior year quarter and that the lower volatility led, in part, to decreased trading volumes for the quarter. We believe that a contributing factor to the decreased trading volumes was the pending compliance deadline for CFTC-regulated swap execution facilities (“SEFs”) in early October.

The level of organic growth or contraction in the over-the-counter (“OTC”) derivatives markets we serve, as well as our market share within any particular market, has historically been difficult to measure on a quarterly basis as there are only a few independent, objective measures of the outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes. Therefore, to help gauge growth or contraction in any particular quarter, management has looked to the published results of large OTC derivatives dealers and certain futures and derivative exchanges as potential indicators of transactional activity in the related OTC derivative markets.  In future periods, as SEFs and swap data repositories report their daily trading volumes pursuant to applicable CFTC regulations, management expects such data to provide an indication of overall market size and our relative market share within such derivative markets.

OTC market volumes generally declined across all asset classes during the third quarter of 2013 as compared to the third quarter of 2012. OTC markets continued to confront regulatory, market and economic uncertainty, as well as continuing low short-term interest rates globally.  The level of the Chicago Board Options Exchange Volatility Index (“VIX”), on average, was lower during the third quarter of 2013 when compared to the same period in the prior year, as was the average of the BAML Global Financial Stress Index. We believe that these indexes provide proxies for overall volatility across our four brokerage product categories. However, it should be noted that volatility events affect each of our product categories to varying degrees.

Fixed Income Volumes.  Our fixed income product category is comprised of revenues related to the brokerage of cash and derivative fixed income products.  Fixed income volumes typically correlate with fluctuations in interest rate term structure, market volatility and the level of bond issuances.  BrokerTec, a leading electronic trading platform in the fixed income market, reported increased average daily volumes (“ADV”) of 7% and the Securities Industry and Financial Markets Association (“SIFMA”) reported an increase in the ADV of U.S. corporate debt of 6% for the three months ended September 30, 2013, as compared to the same period in the prior year.  For the three months ended September 30, 2013, SIFMA also reported that corporate bond issuances increased 3% as compared to the same period in 2012. However, Intercontinental Exchange’s (“ICE”) reported a decrease of 8% in its credit default swap trade execution revenues compared with the prior year period.  Despite some of these positive metrics, dealer banks and wholesale brokers have recently reported declines in their fixed income revenues for the third quarter of 2013 as compared to the same period in the prior year which they attributed to lower trading volumes due to the Federal Reserve’s decision to maintain its quantitative easing program despite previous comments indicating they would taper purchases of treasury securities towards the latter part of 2013. In comparison, our brokerage revenues from fixed income products declined 5% in the three months ended September 30, 2013 as compared to the same period in the prior year.

Interest Rate and Foreign Exchange Volumes.  Our financial product category largely consists of revenues related to the brokerage of foreign exchange and interest rate derivative products. Foreign exchange volumes generally decreased in the third quarter of 2013 due to lower volatility in currency markets. CME Group Inc.’s (“CME”) foreign exchange futures ADVs decreased 6% from the third quarter of 2012, while EBS, an electronic trading platform for spot currencies, reported a 21% decrease in volumes over the same period. However, CME also reported a 29% increase in interest rate futures ADVs over the third quarter of 2012.  Dealer banks and wholesale brokers have recently reported declines in their foreign exchange revenues for the third quarter of 2013 as compared to the same period in the prior year. In comparison, our brokerage revenues from financial products declined 1% in the third quarter of 2013 compared to the same period in the prior year.

Equity Volumes.  Our equity product category consists of revenues related to the brokerage of cash and derivative products. Equity derivative volumes in Europe and the U.S. generally decreased in the third quarter. The VIX averaged 12% below prior year third quarter levels. International Securities Exchanges volumes declined 7%, and Eurex European equity derivative volumes decreased 14% in the third quarter of 2013 as compared to the same period in the prior year. ADVs for NYSE Euronext’s U.S. cash products declined 11% while its European cash products increased 2%, over the same period. In comparison, our brokerage revenues from equity products declined 16% from the prior year third quarter.

Commodity Volumes.  Our commodity product category consists of revenues related to the brokerage of a wide range of energy products, and to a lesser extent, other commodity products. We believe that overall commodity notional volumes declined in the quarter from a year ago due to regulatory, market and economic uncertainty. CME’s Energy futures ADVs increased 1% in the third quarter of 2013 from the prior year period, while ICE’s energy futures ADVs declined 2%.  In addition, the average three month rate per contract (“RPC”) declined approximately 12% and 5% for CME and ICE, respectively, when compared to the same period in the prior year. We believe that the decrease in RPC was due to product mix, the introduction of mini contracts which trade a smaller notional value than standard energy contracts and volume/pricing incentives. In comparison, our brokerage revenues from commodity products declined 8% in the third quarter of 2013.

Clearing Services Volumes.  Our Kyte subsidiary’s clearing operations are subject to many of the same drivers that influence OTC market volumes.  Although market-wide trading volumes were generally lower in the third quarter of 2013, Kyte’s clearing revenues increased in the third quarter by 7%, largely due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers. Kyte’s clearing services revenues include the exchange fees that Kyte charges to its clients but then passes on to the exchanges.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our services or competition for brokerage and technology development personnel with extensive experience in the specialized markets we serve.  We currently compete for the services of skilled brokerage or technology personnel with other wholesale market participants. We believe that the demand for productive brokers has lessened in recent periods, as the wholesale brokerage industry has been impacted by lower trading volumes and sluggish trading conditions in certain markets we serve. However, we believe that there is increased competition to provide brokerage services to a smaller number of market participants in the near term as dealers exit or reduce their proprietary trading operations.

In addition, we believe that the ongoing global regulatory overhaul of many of the markets in which we provide our services has led to continued uncertainty in 2013 and resulted in lower trading volumes and fewer participants in these markets. GFI Swaps Exchange LLC, our SEF platform, was temporarily registered as a SEF by the CFTC in September 2013 and many of the rules governing the operation of a multi-lateral trading platform for swaps in the U.S. became effective on October 2, 2013.  However, the CFTC postponed the implementation of certain other SEF-related rules, and other such rules have not yet taken effect. We believe that these pending deadlines impacted the trading behavior of market participants and continued to create uncertainty during the third quarter, as market participants prepared for compliance with the new regulatory regime and began to onboard to our SEF and others.  In addition, the SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. However, in the long run, we remain optimistic that the regulatory reform of recent years, including requirements for enhanced regulatory transparency, central clearing and efficient execution, will benefit and eventually grow the global derivatives markets.

Technology Development

Over the past year, we have continued to expand our proprietary electronic trade execution capabilities for our SEF and non-SEF businesses, as well as the number of users of our hybrid electronic trading platforms. We believe the net impact of the Dodd-Frank Act will encourage the growth of hybrid electronic trading for a number of products we broker and we believe that our technological capability will position us well in the future as regulatory rules are finalized and implemented.  For example, revenues from our electronic matching sessions have approximately tripled in cash fixed income products and doubled in fixed income derivatives in the third quarter of 2013 compared to the same quarter of 2012.

The provision of electronic trade execution requires increasingly complex systems and infrastructures and new regulations may require new business models. Our continued success will depend on our ability to enhance and improve our existing platforms and services, develop and/or license new products and technologies that address the increasingly sophisticated needs of the markets and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Financial Overview

As more fully discussed below, our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three-month period ended September 30, 2013:

Our total revenues decreased 3.2% to $212.4 million for the three months ended September 30, 2013 from $219.4 million for the three months ended September 30, 2012. The main factors contributing to this decrease in our total revenues were:

•                  Lower volatility in many of the markets in which we provide brokerage services adversely impacted trading volumes;

•                  The reduction in broker personnel headcount and the closure of certain unprofitable brokerage desks globally; and

•                  Regulatory uncertainty surrounding the pending SEF compliance deadline in early October, which we believe led to lower trading volumes in the third quarter of 2013 compared to the same period in the prior year.

Partially offsetting the above factors were the following factors that we believe positively affected our brokerage and other revenues:

•                  Increased clearing services revenues due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers;

•                  Contributions from investments in new brokerage desks and offices focused on certain fixed income and financial products;

•                  Increased customer usage of our electronic trading platforms and matching sessions; and

•                  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, amortization of sign-on and retention bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and benefits expense decreased 7.2% to $121.1 million for the three months ended September 30, 2013 as compared to $130.5 million for the three months ended September 30, 2012.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees, while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $32.6 million for the three months ended September 30, 2013 from $37.7 million for the three months ended September 30, 2012.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”), or a combination of the two, and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses decreased to $8.0 million for the three months ended September 30, 2013, as compared to $8.3 million for the three months ended September 30, 2012.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Revenues
Agency commissions	$109,365	$112,239	$358,413	$380,276
Principal transactions	41,841	50,278	143,468	164,830
Total brokerage revenues	151,206	162,517	501,881	545,106
Clearing services revenues	32,722	30,545	110,225	88,307
Interest income from clearing services	455	422	1,623	1,325
Equity in net earnings of unconsolidated businesses	1,566	2,344	6,925	6,242
Software, analytics and market data	22,472	21,204	66,438	61,671
Other income	4,012	2,356	12,011	14,642
Total revenues	212,433	219,388	699,103	717,293
Interest and transaction-based expenses
Transaction fees on clearing services	31,620	29,420	106,952	84,988
Transaction fees on brokerage services	4,430	5,734	15,572	18,012
Interest expense from clearing services	143	82	390	680
Total interest and transaction-based expenses	36,193	35,236	122,914	103,680
Revenues, net of interest and transaction-based expenses	176,240	184,152	576,189	613,613
Expenses
Compensation and employee benefits	121,109	130,499	392,737	421,927
Communications and market data	13,747	15,269	41,077	46,629
Travel and promotion	7,380	7,973	23,298	27,347
Rent and occupancy	7,901	7,083	22,152	20,759
Depreciation and amortization	8,320	9,246	24,962	27,502
Professional fees	5,712	5,925	18,824	17,470
Interest on borrowings	7,612	6,738	22,475	20,080
Other expenses	5,615	8,586	24,138	23,730
Total other expenses	177,396	191,319	569,663	605,444
(Loss) income before (benefit from) provision for income taxes	(1,156)	(7,167)	6,526	8,169
(Benefit from) provision for income taxes	(1,127)	1,638	(5,267)	6,699
Net (loss) income before attribution to non-controlling stockholders	(29)	(8,805)	11,793	1,470
Less: Net income (loss) attributable to non-controlling interests	432	(112)	889	51
GFI’s net (loss) income	$(461)	$(8,693)	$10,904	$1,419

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Agency commissions	62.1%	60.9%	62.2%	62.0%
Principal transactions	23.7	27.3	24.9	26.9
Total brokerage revenues	85.8	88.2	87.1	88.9
Clearing services revenues	18.5	16.6	19.1	14.4
Interest income from clearing services	0.3	0.2	0.3	0.2
Equity in net earnings of unconsolidated businesses	0.9	1.3	1.2	1.0
Software, analytics and market data	12.7	11.5	11.5	10.0
Other income	2.3	1.3	2.1	2.4
Total revenues	120.5	119.1	121.3	116.9
Interest and transaction-based expenses
Transaction fees on clearing services	17.9	16.0	18.5	13.9
Transaction fees on brokerage services	2.5	3.1	2.7	2.9
Interest expense from clearing services	0.1	0.0	0.1	0.1
Total interest and transaction-based expenses	20.5	19.1	21.3	16.9
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	68.7	70.9	68.2	68.8
Communications and market data	7.8	8.3	7.1	7.6
Travel and promotion	4.2	4.3	4.0	4.4
Rent and occupancy	4.5	3.8	3.9	3.4
Depreciation and amortization	4.7	5.0	4.3	4.5
Professional fees	3.3	3.2	3.3	2.8
Interest on borrowings	4.3	3.7	3.9	3.3
Other expenses	3.2	4.7	4.2	3.9
Total other expenses	100.7%	103.9%	98.9%	98.7%
(Loss) income before (benefit from) provision for income taxes	(0.7)	(3.9)	1.1	1.3
(Benefit from) provision for income taxes	(0.6)	0.9	(0.9)	1.1
Net (loss) income before attribution to non-controlling stockholders	(0.1)	(4.8)	2.0	0.2
Less: Net income (loss) attributable to non-controlling interests	0.2	(0.1)	0.1	0.0
GFI’s net (loss) income	(0.3)%	(4.7)%	1.9%	0.2%

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net Income (Loss)

GFI’s net loss for the three months ended September 30, 2013 was $0.5 million as compared to a net loss of $8.7 million for the three months ended September 30, 2012, a decrease in net loss of $8.2 million. Total revenues decreased by $7.0 million, or 3.2%, to $212.4 million for the three months ended September 30, 2013 from $219.4 million for the same period in the prior year. The net decrease in total revenues for the three months ended September 30, 2013 was primarily due to lower brokerage revenues, which decreased $11.3 million, or 7%, largely due to the factors set forth above under the “Financial Overview” section.

Total interest and transaction-based expenses increased $1.0 million, or 2.7%, to $36.2 million for the three months ended September 30, 2013 from $35.2 million for the three months ended September 30, 2012. The increase was primarily due to higher transaction fees on clearing services at our Kyte subsidiary, due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers partially offset by a decrease in the number of trades cleared.

Total expenses, excluding interest and transaction-based expenses, decreased by $13.9 million, or 7.3%, to $177.4 million for the three months ended September 30, 2013, from $191.3 million for the three months ended September 30, 2012. The decrease was primarily due to (i) lower performance bonus expense on lower brokerage revenues for the three months ending September 30, 2013 and (ii) lower salary expense on reduced brokerage personnel headcount.

We recorded a benefit from income taxes of $1.1 million for the three months ended September 30, 2013 as compared to a provision for income taxes of $1.6 million for the three months ended September 30, 2012. The decrease in income taxes was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the three months ended September 30, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2013	%*	2012	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$41,583	23.6%	$43,823	23.7%	$(2,240)	(5.1)%
Equity	25,866	14.7	30,868	16.8	(5,002)	(16.2)
Financial	44,700	25.4	45,303	24.6	(603)	(1.3)
Commodity	39,057	22.1	42,523	23.1	(3,466)	(8.2)
Total brokerage revenues	151,206	85.8	162,517	88.2	(11,311)	(7.0)
Clearing services revenues	32,722	18.5	30,545	16.6	2,177	7.1
Other revenues	28,505	16.2	26,326	14.3	2,179	8.3
Total revenues	212,433	120.5	219,388	119.1	(6,955)	(3.2)
Total interest and transaction-based expenses	36,193	20.5	35,236	19.1	957	2.7
Revenues, net of interest and transaction-based expenses	$176,240	100.0%	$184,152	100.0%	$(7,912)	(4.3)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended September 30, 2013 as compared to the same period in 2012.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories remained relatively unchanged for the three months ended September 30, 2013, as compared to the same period from the prior year.

•                  Fixed income product brokerage revenues decreased $2.2 million, or 5.1%, for the three months ended September 30, 2013 compared to the same period in 2012.  Revenues from cash fixed income products decreased approximately 8.5% and revenues from fixed income derivative products increased by 1% for the three month ended September 30, 2013 compared to the three months ended September 30, 2012. The overall decrease in fixed income product brokerage revenues was largely due to lower trading volumes in the quarter. We believe trading volumes in fixed income products were impacted by the Federal Reserve’s plan to continue its bond buying stimulus program and regulatory uncertainty surrounding the early October SEF compliance deadline. Partially offsetting the decrease due to these factors was an increase in fixed income revenues due to the hiring of new fixed income brokerage personnel. Our average monthly brokerage personnel headcount for fixed income products increased by 29 to 345 employees for the three months ended September 30, 2013 from 316 employees for the same period in the prior year.

•                  The decrease in equity product brokerage revenues of $5.0 million, or 16.2%, for the three months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to reduced brokerage personnel headcount in this product category, as well as lower equity derivative trading volumes in Europe. Our average monthly brokerage personnel headcount for equity products decreased by 32 to 175 employees for the three months ended September 30, 2013 from 207 employees for the same period in the prior year.

•                  The decrease in financial product brokerage revenues of $0.6 million, or 1.3%, for the three months ended September 30, 2013 compared to the same period in 2012 was due, in large part, to (i) lower market volatility in certain foreign exchange and other financial products in which we provide brokerage services, (ii) regulatory uncertainty and (iii) reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for financial products decreased by 28 to 363 employees for the three months ended September 30, 2013 from 391 employees for the same period in the prior year.

•                  The decrease in commodity product brokerage revenues of $3.5 million, or 8.2%, for the three months ended September 30, 2013 compared to the same period in 2012 was due, in part, to lower trading volumes in the U.S. and reduced brokerage personnel headcount in this product category. We believe that trading volumes in commodity products continue to be impacted by (i) uncertainty surrounding the regulatory framework for certain market participants and transactions and (ii) the reduced trading operations of certain commodities dealers. The revenue decline generally correlates with the decline across OTC and exchange markets in this product category. Our average monthly brokerage personnel headcount for commodity products decreased by 38 to 267 employees for the three months ended September 30, 2013 from 305 employees for the same period in the prior year.

Clearing Services Revenue

•                  Clearing services revenues increased by $2.2 million, or 7.1%, in the three months ended September 30, 2013 compared to the same period in 2012 due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers partially offset by a decrease in the number of trades cleared by our Kyte subsidiary. Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended September 30,
	2013	2012	Increase (Decrease)	%*
Software, analytics and market data	$22,472	$21,204	$1,268	6.0%
Equity in net earnings of unconsolidated businesses	1,566	2,344	(778)	(33.2)
Remeasurement of foreign currency transactions and balances	2,212	(1,113)	3,325	(298.7)
Net realized and unrealized (losses) gains from foreign currency hedges	(735)	460	(1,195)	(259.8)
Interest income on short-term investments	175	193	(18)	(9.3)
Interest income from clearing services	455	422	33	7.8
Other	2,360	2,816	(456)	(16.2)
Total other revenues	$28,505	$26,326	$2,179	8.3%

*                                         Denotes % change of dollar amount of revenue for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012

Other revenues increased by $2.2 million in the third quarter of 2013 to $28.5 million from $26.3 million in the same period in 2012. This net increase was largely related to (i) a net increase of $3.3 million related to the remeasurement of foreign currency transactions and balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions, including a translation gain on the liquidation of a foreign subsidiary of $1.6 million and (ii) an increase in software revenues at our Trayport subsidiary, due in part to an expansion of their services into new asset classes and geographical markets.

Partially offsetting this increase in Other revenues was (i) a net decrease of $1.2 million in net realized and unrealized gains (losses) related to foreign currency forward contracts and (ii) a net decrease in equity in net earnings of unconsolidated businesses.

Interest and Transaction-Based Expenses

•                  The increase in total interest and transaction-based expenses of $1.0 million in the three months ended September 30, 2013, as compared to the same period in 2012, was primarily due to an increase in clearing transaction fees at our Kyte subsidiary due to a variation in the products and exchanges utilized by clearing service customers, partially offset by a decrease in trading volumes. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade, which are passed-through to their customers and are therefore included in equal amounts in both revenues and expenses. Further offsetting this net increase in clearing transaction fees was a decrease in brokerage transaction fees for those products for which we incur transaction-based fees, which was consistent with the net decline in our brokerage revenues. The gross margin on clearing services revenues decreased to 3.4% for the three months ended September 30, 2013 as compared to 3.7% for the three months ended September 30, 2012, primarily due to an increase in volume rebates paid by Kyte in the third quarter of 2013 as compared to the same period in the prior year.

Expenses

The following table sets forth the changes in expenses for the three months ended September 30, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2013	%*	2012	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$121,109	68.7%	$130,499	70.9%	$(9,390)	(7.2)%
Communications and market data	13,747	7.8	15,269	8.3	(1,522)	(10.0)
Travel and promotion	7,380	4.2	7,973	4.3	(593)	(7.4)
Rent and occupancy	7,901	4.5	7,083	3.8	818	11.5
Depreciation and amortization	8,320	4.7	9,246	5.0	(926)	(10.0)
Professional fees	5,712	3.3	5,925	3.2	(213)	(3.6)
Interest on borrowings	7,612	4.3	6,738	3.7	874	13.0
Other expenses	5,615	3.2	8,586	4.7	(2,971)	(34.6)
Total other expenses	$177,396	100.7%	$191,319	103.9%	$(13,923)	(7.3)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $9.4 million in the third quarter of 2013 was predominantly due to (i) lower performance bonus expense on lower brokerage revenues for the three months ending September 30, 2013, (ii) lower salary expense on reduced brokerage personnel headcount and (iii) initiatives implemented during the past two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 68.7% for the three months ended September 30, 2013 compared to 70.9% for the same period in 2012.

•                  Performance bonus expense represented 33.3% and 35.2% of total compensation and employee benefits expense for the three months ended September 30, 2013 and 2012, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 7.1% and 6.9% of total compensation and employee benefits expense for the three months ended September 30, 2013 and 2012, respectively.

All Other Expenses

•                  The decrease in communications and market data expense of $1.5 million in the third quarter of 2013 as compared to the same period in 2012 was primarily due to a reduction in brokerage headcount, as well as cost savings initiatives implemented during the past two years.

•                  The decrease in Other expenses of $3.0 million in the third quarter of 2013 as compared to the same period in 2012 is largely due to $2.7 million in impairment charges taken in the third quarter of 2012 related to the write-off of an available-for-sale security.

Income Taxes

•                  We recorded a benefit from income taxes of $1.1 million for the three months ended September 30, 2013 as compared to a provision for income taxes of $1.6 million for the three months ended September 30, 2012. The decrease in our income taxes for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to changes in the geographic mix of our profits.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net Income

GFI’s net income for the nine months ended September 30, 2013 was $10.9 million as compared to net income of $1.4 million for the nine months ended September 30, 2012, an increase of $9.5 million. Total revenues decreased by $18.2 million, or 2.5%, to $699.1 million for the nine months ended September 30, 2013 from $717.3 million for the same period in the prior year. The net decrease in total revenues for the nine months ended September 30, 2013 was primarily due to lower brokerage revenues, which decreased $43.2 million, or 7.9%, largely due lower trading volumes and low market volatility in many of the markets in which we provide brokerage services and a reduced brokerage personnel headcount.  Partially offsetting the decline in brokerage revenues was an increase in clearing services revenues of $21.9 million, or 24.8%, primarily due to an increase in the number of trades cleared and a variation in the mix of products and exchanges utilized by new and existing clearing service customers at our Kyte subsidiary.

Total interest and transaction-based expenses increased $19.2 million, or 18.6%, to $122.9 million for the nine months ended September 30, 2013 from $103.7 million for the nine months ended September 30, 2012. The increase was primarily due to higher transaction fees on clearing services, due to an increase in the number of trades cleared and a variation in the mix of products and exchanges utilized by new and existing clearing service customers at our Kyte subsidiary.

Total expenses, excluding interest and transaction-based expenses, decreased by $35.8 million, or 5.9%, to $569.7 million for the nine months ended September 30, 2013 from $605.4 million for the nine months ended September 30, 2012. This decrease was largely attributable to a decrease in compensation and employee benefits expense due to (i) lower performance bonus expense on lower brokerage revenues for the three months ending September 30, 2013 and (ii) lower salary expense on reduced brokerage personnel headcount.

We recorded a benefit from income taxes of $5.3 million for the nine months ended September 30, 2013 as compared to a provision for income taxes of $6.7 million for the nine months ended September 30, 2012. The decrease in income taxes was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the nine months ended September 30, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2013	%*	2012	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$136,903	23.8%	$149,238	24.4%	$(12,335)	(8.3)%
Equity	90,188	15.7	105,046	17.1	(14,858)	(14.1)
Financial	151,030	26.2	143,435	23.4	7,595	5.3
Commodity	123,760	21.4	147,387	24.0	(23,627)	(16.0)
Total brokerage revenues	501,881	87.1	545,106	88.9	(43,225)	(7.9)
Clearing services revenues	110,225	19.1	88,307	14.4	21,918	24.8
Other revenues	86,997	15.1	83,880	13.6	3,117	3.7
Total revenues	699,103	121.3	717,293	116.9	(18,190)	(2.5)
Total interest and transaction-based expenses	122,914	21.3	103,680	16.9	19,234	18.6
Revenues, net of interest and transaction-based expenses	$576,189	100.0%	$613,613	100.0%	$(37,424)	(6.1)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the nine months ended September 30, 2013 as compared to the same period in 2012.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories decreased by approximately 1% for the nine months ended September 30, 2013, as compared to the same period in the prior year.

•                  Fixed income product brokerage revenues decreased $12.3 million, or 8.3%, for the nine months ended September 30, 2013 compared to the same period for the prior year. Revenues from fixed income derivative and cash products decreased approximately 12.8% and 5.2%, respectively, as compared to the nine months ended September 30, 2012. The decrease in fixed income derivative product revenues was largely due to lower trading volumes. Our average monthly brokerage personnel headcount for fixed income products increased by 1 to 327 employees for the nine months ended September 30, 2013 from 326 employees for the same period in the prior year.

•                  The decrease in equity product brokerage revenues of $14.9 million, or 14.1%, for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily attributable to lower cash and derivative trading volumes in Europe and reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for equity products decreased by 32 to 185 employees for the nine months ended September 30, 2013 from 217 employees for the same period in the prior year.

•                  The increase in financial product brokerage revenues of $7.6 million, or 5.3%, for the nine months ended September 30, 2013 compared to the same period in 2012, was primarily attributable to increased trading volumes associated with higher market volatility in certain foreign exchange and other financial products in which we provide brokerage services during the first half of 2013. These increases were partially offset by reduced trading volumes associated with lower market volatility in the third quarter of 2013, as well as reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for financial products decreased by 24 to 371 employees for the nine months ended September 30, 2013 from 395 employees for the same period in the prior year.

•                  The decrease in commodity product brokerage revenues of $23.6 million, or 16.0%, for the nine months ended September 30, 2013 compared to the same period in 2012 was due, in part, to lower trading volumes in the U.S. and reduced brokerage personnel headcount in this product category. We believe that trading volumes in commodity products continue to be impacted by (i) uncertainty surrounding the regulatory landscape for certain market participants and transactions and (ii) the reduced trading operations of certain commodities dealers. The revenue decline generally correlates with the decline across OTC and exchange markets in this product category. Our average monthly brokerage personnel headcount for commodity products decreased by 33 to 277 employees for the nine months ended September 30, 2013 from 310 employees for the same period in the prior year.

Clearing Services Revenue

•                  Clearing services revenues increased by $21.9 million, or 24.8%, in the nine months ended September 30, 2013 compared to the same period in 2012 due to an increase in the number of trades cleared by our Kyte subsidiary. Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	%*
Software, analytics and market data	$66,438	$61,671	$4,767	7.7%
Equity in net earnings of unconsolidated businesses	6,925	6,242	683	10.9
Remeasurement of foreign currency transactions and balances	1,757	(3,835)	5,592	(145.8)
Net realized and unrealized (losses) gains from foreign currency hedges	(1,516)	3,327	(4,843)	(145.6)
Interest income on short-term investments	514	592	(78)	(13.2)
Interest income from clearing services	1,623	1,325	298	22.5
Other	11,256	14,558	(3,302)	(22.7)
Total other revenues	$86,997	$83,880	$3,117	3.7%

*                                         Denotes % change of dollar amount of revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

Other revenues increased by $3.1 million to $87.0 million in the first nine months of 2013 as compared to $83.9 million in the same period in 2012. This net increase was largely related to (i) an increase in software revenues at our Trayport subsidiary, due to expansion of their services into new asset classes and geographical markets and (ii) a net increase of $5.6 million related to the remeasurement of foreign currency transactions and balances, including a translation gain on the liquidation of a foreign subsidiary of $1.6 million.  Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

Offsetting this increase in Other revenues was (i) a net decrease of $4.8 million in net realized and unrealized gains (losses) related to foreign currency forward contracts and (ii) a net decrease of $3.3 million in Other, which was due, in large part to a smaller decrease in our estimated future purchase commitment to acquire the residual 30% equity interest in Kyte when compared to the same period in the prior year.

Interest and Transaction-Based Expenses

•                  The increase in total interest and transaction-based expenses of $19.2 million for the nine months ended September 30, 2013, as compared to the same period in 2012, was primarily due to an increase in the number of trades cleared by our Kyte subsidiary. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade, which are passed-through to their customers and are therefore included in equal amounts in both revenues and expenses.  The gross margin on clearing services revenues decreased to 3.0% for the nine months ended September 30, 2013 as compared to 3.8% for the nine months ended September 30, 2012, primarily due to an increase in volume rebates paid by Kyte in the first nine months of 2013 as compared to the same period in the prior year.

Expenses

The following table sets forth the changes in expenses for the nine months ended September 30, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2013	%*	2012	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$392,737	68.2%	$421,927	68.8%	$(29,190)	(6.9)%
Communications and market data	41,077	7.1	46,629	7.6	(5,552)	(11.9)
Travel and promotion	23,298	4.0	27,347	4.5	(4,049)	(14.8)
Rent and occupancy	22,152	3.9	20,759	3.4	1,393	6.7
Depreciation and amortization	24,962	4.3	27,502	4.4	(2,540)	(9.2)
Professional fees	18,824	3.3	17,470	2.8	1,354	7.8
Interest on borrowings	22,475	3.9	20,080	3.3	2,395	11.9
Other expenses	24,138	4.2	23,730	3.9	408	1.7
Total other expenses	$569,663	98.9%	$605,444	98.7%	$(35,781)	(5.9)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $29.2 million for the nine months ending September 30, 2013 was predominantly due to (i) lower performance bonus expense on lower brokerage revenues for the nine months ending September 30, 2013, (ii) lower salary expense on reduced brokerage personnel headcount and (iii) initiatives implemented during the past two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 68.2% for the nine months ended September 30, 2013 compared to 68.8% for the same period in 2012.

•                  Performance bonus expense represented 36.5% and 37.8% of total compensation and employee benefits expense for the nine months ended September 30, 2013 and 2012, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 7.2% and 6.5% of total compensation and employee benefits expense for the nine months ended September 30, 2013 and 2012, respectively.

All Other Expenses

•                  The decrease in communications and market data expense of $5.6 million for the nine months ending 2013 as compared to the same period in 2012 was primarily due to a reduction in brokerage headcount, as well as cost savings initiatives implemented during the past two years.

•                  The decrease in travel and promotion expense of $4.0 million for the nine months ending 2013 as compared to the same period in 2012 was predominantly due to a reduction in brokerage headcount and our efforts to rationalize travel and promotion expense in a lower-volume trading environment.

Income Taxes

•                  We recorded a benefit from income taxes of $5.3 million for the nine months ended September 30, 2013 as compared to a provision for income taxes of $6.7 million for the nine months ended September 30, 2012. The net decrease in income taxes was primarily due to: (i) changes in the geographic mix of our profits, (ii) a tax benefit under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (iii) a tax benefit arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iv) the release of a tax liability in a foreign subsidiary where the statute of limitations has now expired.

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

Segment Results for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended September 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$60,384	$72,275	$15,730	$40,721	$23,323	$212,433
Revenues, net of interest and transaction-based expenses	57,995	70,283	15,653	8,702	23,607	176,240
Other expenses	42,480	51,205	12,215	9,769	61,727	177,396
Income (loss) before income taxes	15,515	19,078	3,438	(1,067)	(38,120)	(1,156)

	Three Months Ended September 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$62,745	$80,147	$18,084	$40,506	$17,906	$219,388
Revenues, net of interest and transaction-based expenses	59,370	77,607	18,056	10,866	18,253	184,152
Other expenses	44,978	57,718	13,334	10,351	64,938	191,319
Income (loss) before income taxes	14,392	19,889	4,722	515	(46,685)	(7,167)

Total Revenues

•                  Total revenues for Americas Brokerage decreased $2.3 million, or 3.8%, to $60.4 million for the three months ended September 30, 2013 from $62.7 million for the three months ended September 30, 2012. Total revenues for EMEA Brokerage decreased $7.9 million, or 9.8%, to $72.3 million for the three months ended September 30, 2013 from $80.2 million for the three months ended September 30, 2012. Total revenues for Asia Brokerage decreased $2.4 million, or 13.0%, to $15.7 million for the three months ended September 30, 2013 from $18.1 million for the three months ended September 30, 2012. Total revenues for our three brokerage segments decreased by $12.6 million, or 7.8%, to $148.4 million for the three months ended September 30, 2013 from $161.0 million for the three months ended September 30, 2012. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012.”

•                  Total revenues for Clearing and Backed Trading for the three months ended September 30, 2013 remained relatively flat at $40.7 million for the three months ended September 30, 2013 as compared to $40.5 million for the three months ended September 30, 2012.

•                  Total revenues for All Other increased by $5.4 million, or 30.3%, to $23.3 million for the three months ended September 30, 2013 from $17.9 million for the three months ended September 30, 2012. This increase was due, in large part, to revaluation gains, including a translation gain on the liquidation of a foreign subsidiary, and an increase in software revenues at our Trayport subsidiary due to expansion of their services into new asset classes and geographical markets.  Partially offsetting this increase was a net decrease in net realized and unrealized gains (losses) related to foreign currency forward contracts used to hedge certain non-U.S. dollar assets, liabilities and anticipated revenues and expenses denominated in foreign currencies.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased to $4.5 million for the three months ended September 30, 2013, as compared to $5.9 million for the three months ended September 30, 2012. This decline was consistent with the net decline in our revenues for those products for which we incur transaction-based fees. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $32.0 million for the three months ended September 30, 2013 from $29.6 million for the three months ended September 30, 2012, primarily due to a variation in the products and exchanges utilized by clearing service customers.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $2.5 million, or 5.6%, to $42.5 million for the three months ended September 30, 2013 as compared to $45.0 million for the three months ended September 30, 2012.  Other expenses for EMEA Brokerage decreased $6.5 million, or 11.3%, to $51.2 million for the three months ended September 30, 2013 from $57.7 million for the three months ended September 30, 2012. Other expenses for Asia Brokerage decreased $1.1 million, or 8.4%, to $12.2 million for the three months ended September 30, 2013 from $13.3 million for the three months ended September 30, 2012. Total Other expenses for our three brokerage segments decreased by $10.1 million, or 8.7%, to $105.9 million for the three months ended September 30, 2013 from $116.0 million for the three months ended September 30, 2012. The decrease was attributable, in large part, to a decrease in compensation and employee benefits expense for all three brokerage segments as a result of the decrease in brokerage revenues and reductions in brokerage personnel headcount as compared to the same period in the prior year. The decrease was also due to global initiatives we implemented during the last two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

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

•                  Other expenses for Clearing and Backed Trading decreased $0.6 million, or 5.6%, to $9.8 million for the three months ended September 30, 2013 from $10.4 million for the three months ended September 30, 2012. The decrease was largely due to a decrease in communications and market data expenses partially offset by higher performance bonus expense as a result of increased trading revenues for this segment.

•                  Other expenses for All Other decreased by $3.2 million, or 4.9%, to $61.7 million for the three months ended September 30, 2013 from $64.9 million for the three months ended September 30, 2012. The decrease was primarily due to $2.7 million in impairment charges taken in the three months ended September 30, 2012 related to an available for sale security.

Segment Results for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Nine Months Ended September 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$202,765	$237,102	$52,952	$140,960	$65,324	$699,103
Revenues, net of interest and transaction-based expenses	194,372	230,031	52,693	32,840	66,253	576,189
Other expenses	138,233	164,275	39,436	30,348	197,371	569,663
Income (loss) before income taxes	53,139	65,756	13,257	2,492	(131,118)	6,526

	Nine Months Ended September 30, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$216,674	$263,564	$58,010	$121,744	$57,301	$717,293
Revenues, net of interest and transaction-based expenses	205,825	255,751	57,948	35,642	58,447	613,613
Other expenses	149,521	187,009	45,080	31,244	192,590	605,444
Income (loss) before income taxes	56,304	68,742	12,868	4,398	(134,143)	8,169

Total Revenues

•                  Total revenues for Americas Brokerage decreased $13.9 million, or 6.4%, to $202.8 million for the nine months ended September 30, 2013 from $216.7 million for the nine months ended September 30, 2012. Total revenues for EMEA Brokerage decreased $26.5 million, or 10.0%, to $237.1 million for the nine months ended September 30, 2013 from $263.6 million for the nine months ended September 30, 2012. Total revenues for Asia Brokerage decreased $5.0 million, or 8.7%, to $53.0 million for the nine months ended September 30, 2013 from $58.0 million for the nine months ended September 30, 2012. Total revenues for our three brokerage segments decreased by $45.4 million, or 8.4%, to $492.9 million for the nine months ended September 30, 2013 from $538.3 million for the nine months ended September 30, 2012. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012.”

•                  Total revenues for Clearing and Backed Trading increased $19.3 million, or 15.9%, to $141.0 million for the nine months ended September 30, 2013 from $121.7 million for the nine months ended September 30, 2012. The increase was due primarily to an increase in clearing services revenues as a result of an increase in trades cleared by Kyte and a variation in the products and exchanges utilized by their clearing service customers.

•                  Total revenues for All Other increased by $8.0 million, or 14.0%, to $65.3 million for the nine months ended September 30, 2013 from $57.3 million for the nine months ended September 30, 2012. This increase was primarily due to revaluation gains, including a translation gain on the liquidation of a foreign subsidiary, and an increase in software revenues at our Trayport subsidiary due to expansion of their services into new asset classes and geographical markets.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased by $3.0 million to $15.7 million for the nine months ended September 30, 2013 as compared to $18.7 million for the nine months ended September 30, 2012. This decline was consistent with the net decline in our revenues for those products for which we incur transaction-based fees. Total interest and transaction-based fees for our Clearing and Backed Trading segment increased to $108.1 million for the nine months ended September 30, 2013 from $86.1 million for the same period in the prior year primarily due to an increase in the number of trades cleared by Kyte and a variation in the products and exchanges utilized by their clearing service customers.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $11.3 million, or 5.6%, to $138.2 million for the nine months ended September 30, 2013 from $149.5 million for the nine months ended September 30, 2012. Other expenses for EMEA Brokerage decreased $22.7 million, or 12.2%, to $164.3 million for the nine months ended September 30, 2013 from $187.0 million for the nine months ended September 30, 2012. Other expenses for Asia Brokerage decreased $5.6 million, or 12.5%, to $39.4 million for the nine months ended September 30, 2013 from $45.1 million for the nine months ended September 30, 2012. Total Other expenses for our three brokerage segments decreased by $39.7 million, or 10.4%, to $341.9 million for the nine months ended September 30, 2013 from $381.6 million for the nine months ended September 30, 2012. The decrease across all brokerage segments was due, in large part, to a decrease in compensation and employee benefits expense resulting from lower performance bonus expense on lower brokerage revenues for the nine months ending September 30, 2013 and lower salary expense due to reduced brokerage personnel headcount.  The decrease was also due to global initiatives we implemented during the last two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

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

•                  Other expenses for Clearing and Backed Trading decreased $0.9 million, or 2.9%, to $30.3 million for the nine months ended September 30, 2013 from $31.2 million for the nine months ended September 30, 2012. The decrease was largely due to a decrease in communications and market data expenses and a decrease in intercompany interest charges in connection with a decrease in investments by our Clearing and Backed Trading segment, partially offset by higher performance bonus expense as a result of increased brokerage revenues for this segment.

•                  Other expenses for All Other increased by $4.8 million, or 2.5%, to $197.4 million for the nine months ended September 30, 2013 from $192.6 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in interest expense relating to our senior notes as a result of rating agency downgrades.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from October 1, 2011 to September 30, 2013. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(dollars in thousands)
Revenues
Agency commissions	$109,365	$122,476	$126,572	$104,110	$112,239	$123,457	$144,580	$125,584
Principal transactions	41,841	51,562	50,065	46,329	50,278	51,964	62,588	48,907
Total brokerage revenues	151,206	174,038	176,637	150,439	162,517	175,421	207,168	174,491
Clearing services revenues	32,722	39,439	38,064	29,704	30,545	29,635	28,127	25,513
Interest income from clearing services	455	431	737	639	422	382	521	682
Equity in net earnings of unconsolidated businesses	1,566	2,300	3,059	2,327	2,344	2,478	1,420	523
Software, analytics and market data	22,472	21,808	22,158	22,482	21,204	20,468	19,999	19,292
Other income	4,012	4,262	3,737	1,703	2,356	9,346	2,940	13,829
Total revenues	212,433	242,278	244,392	207,294	219,388	237,730	260,175	234,330
Interest and transaction-based expenses
Transaction fees on clearing services	31,620	38,424	36,908	28,738	29,420	28,606	26,962	24,074
Transaction fees on brokerage services	4,430	5,335	5,807	4,831	5,734	6,153	6,125	5,184
Interest expense from clearing services	143	87	160	293	82	158	440	496
Total interest and transaction-based expenses	36,193	43,846	42,875	33,862	35,236	34,917	33,527	29,754
Revenues, net of interest and transaction-based expenses	176,240	198,432	201,517	173,432	184,152	202,813	226,648	204,576
Expenses
Compensation and employee benefits	121,109	134,613	137,015	124,574	130,499	135,650	155,778	161,068
Communications and market data	13,747	13,743	13,587	14,131	15,269	15,694	15,666	15,364
Travel and promotion	7,380	7,857	8,061	8,503	7,973	9,285	10,089	9,887
Rent and occupancy	7,901	7,039	7,212	2,908	7,083	6,884	6,792	6,481
Depreciation and amortization	8,320	8,334	8,308	9,122	9,246	9,108	9,148	9,278
Professional fees	5,712	6,385	6,727	5,768	5,925	5,377	6,168	7,772
Interest on borrowings	7,612	7,175	7,688	6,805	6,738	6,527	6,815	7,512
Other expenses	5,615	5,699	12,824	11,047	8,586	6,671	8,473	14,244
Total other expenses	177,396	190,845	201,422	182,858	191,319	195,196	218,929	231,606
(Loss) income before (benefit from) provision for income taxes	(1,156)	7,587	95	(9,426)	(7,167)	7,617	7,719	(27,030)
(Benefit from) provision for income taxes	(1,127)	719	(4,859)	1,688	1,638	2,282	2,779	(4,945)
Net (loss) income before attribution to non-controlling stockholders	(29)	6,868	4,954	(11,114)	(8,805)	5,335	4,940	(22,085)
Less: Net income (loss) attributable to non-controlling interests	432	177	280	258	(112)	15	148	58
GFI’s net (loss) income	$(461)	$6,691	$4,674	$(11,372)	$(8,693)	$5,320	$4,792	$(22,143)

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Revenues
Agency commissions	62.1%	61.7%	62.8%	60.0%	60.9%	60.9%	63.8%	61.4%
Principal transactions	23.7	26.0	24.8	26.7	27.3	25.6	27.6	23.9
Total brokerage revenues	85.8	87.7	87.6	86.7	88.2	86.5	91.4	85.3
Clearing services revenues	18.5	19.9	18.9	17.1	16.6	14.6	12.4	12.5
Interest income from clearing services	0.3	0.2	0.4	0.4	0.2	0.2	0.2	0.3
Equity in net earnings of unconsolidated businesses	0.9	1.2	1.5	1.3	1.3	1.2	0.6	0.3
Software, analytics and market data	12.7	11.0	11.0	13.0	11.5	10.1	8.8	9.3
Other income	2.3	2.1	1.9	1.0	1.3	4.6	1.4	6.8
Total revenues	120.5	122.1	121.3	119.5	119.1	117.2	114.8	114.5
Interest and transaction-based expenses
Transaction fees on clearing services	17.9	19.4	18.3	16.6	16.0	14.1	11.9	11.8
Transaction fees on brokerage services	2.5	2.7	2.9	2.8	3.1	3.0	2.7	2.5
Interest expense from clearing services	0.1	0.0	0.1	0.1	0.0	0.1	0.2	0.2
Total interest and transaction-based expenses	20.5	22.1	21.3	19.5	19.1	17.2	14.8	14.5
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	68.7	67.8	68.0	71.8	70.9	66.9	68.7	78.7
Communications and market data	7.8	6.9	6.8	8.1	8.3	7.7	6.9	7.5
Travel and promotion	4.2	4.0	4.0	4.9	4.3	4.6	4.5	4.8
Rent and occupancy	4.5	3.5	3.6	1.7	3.8	3.4	3.0	3.2
Depreciation and amortization	4.7	4.2	4.1	5.3	5.0	4.5	4.0	4.5
Professional fees	3.3	3.2	3.3	3.3	3.2	2.7	2.7	3.8
Interest on borrowings	4.3	3.6	3.8	3.9	3.7	3.2	3.0	3.7
Other expenses	3.2	2.9	6.4	6.4	4.7	3.3	3.8	7.0
Total other expenses	100.7%	96.1%	100.0%	105.4%	103.9%	96.3%	96.6%	113.2%
(Loss) income before provision for (benefit from) income taxes	(0.7)	3.9	0.0	(5.4)	(3.9)	3.7	3.4	(13.2)
(Benefit from) provision for income taxes	(0.6)	0.4	(2.4)	1.0	0.9	1.1	1.2	(2.4)
Net (loss) income before attribution to non-controlling stockholders	(0.1)	3.5	2.4	(6.4)	(4.8)	2.6	2.2	(10.8)
Less: Net income (loss) attributable to non-controlling interests	0.2	0.1	0.1	0.2	(0.1)	0.0	0.1	0.0
GFI’s net (loss) income	(0.3)	3.4%	2.3%	(6.6)%	(4.7)%	2.6%	2.1%	(10.8)%

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less. At September 30, 2013, we had $168.9 million of cash and cash equivalents compared to $227.4 million at December 31, 2012. Included in these amounts are $94.3 million and $165.1 million of cash and cash equivalents held by subsidiaries outside of the United States at September 30, 2013 and December 31, 2012, respectively. We have historically asserted the intent to indefinitely reinvest, with very limited exceptions, the unremitted profits of our foreign subsidiaries. We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States and we will accrue additional income taxes, if any, on such international profits.  For profits earned during the nine months ended September 30, 2013 that are not permanently reinvested, we will not incur a material United States tax charge and we continue to believe we will not incur a material charge on the repatriation of profits in the future.

In addition, included within Receivables from brokers, dealers and clearing organizations are cash balances which represent amounts clearing customers have on deposit with Kyte, our subsidiary which operates a clearing business. Kyte deposits these amounts with third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for Kyte’s customers. These amounts, while due to us from the general clearing members, ultimately represent cash payable to our clearing customers. Also included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges. We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $56.4 million and $19.6 million as of September 30, 2013 and December 31, 2012, respectively.

The following table summarizes our cash position as of September 30, 2013 and December 31, 2012, respectively.

	September 30,	December 31,
	2013	2012
	(dollars in thousands)

Cash and cash equivalents	$168,878	$227,441
Cash held at clearing organizations, net of customer cash	56,394	19,636
Total balance sheet cash	$225,272	$247,077

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

Sources and Uses of Cash

Net cash used by operating activities was $2.7 million for the nine months ended September 30, 2013 compared with net cash provided by operating activities of $11.1 million for the nine months ended September 30, 2012, a net decrease in cash provided by operating activities of $13.8 million. The decrease in cash provided by operating activities was primarily due to an increase in cash used for working capital in the nine months ended September 30, 2013. Such items include changes in payables to clearing service customers, accounts receivable, accrued compensation and accounts payable and receivables from/payables to brokers, dealers, and clearing organizations. The decrease was also due to a $10.6 million decrease in non-cash items that reconcile net income to net cash used in operating activities for the nine months ended September 30, 2013 as compared to the same period in the prior year. Such items include a benefit for deferred income taxes, impairment of investments, gains from equity method investments, depreciation and amortization, and share-based compensation.  Partially offsetting these uses of cash was an increase in net income before attribution to non-controlling stockholders of $10.3 million, from $1.5 million for the nine months ended September 30, 2012 to $11.8 million for the nine months ended September 30, 2013.

Net cash used in investing activities for the nine months ended September 30, 2013 was $31.2 million compared to $11.1 million for the nine months ended September 30, 2012, an increase of $20.1 million. The increase in net cash used for investing activities was primarily related to (i) an increase in purchases of investments of $11.7 million, primarily due to an increase in cash paid for equity method investments, (ii) an increase of cash paid for property, equipment and leasehold improvements of $6.2 million and (iii) an increase of $4.6 million in net payments due to the settlement of foreign exchange derivative hedge contracts.

Net cash used in financing activities for the nine months ended September 30, 2013 was $23.6 million compared to $39.9 million for the nine months ended September 30, 2012, a decrease of $16.3 million. This decrease in net cash used was primarily due to a decrease in cash dividends paid for the nine months ended September 30, 2013 resulting from the acceleration of the payment of the dividend for the fourth quarter 2012 to December 2012 and a decrease in the purchase of treasury stock during the nine months ended September 30, 2013.

Regulatory Requirements

Our liquidity and available cash resources are in part restricted by the regulatory requirements of certain of our material operating subsidiaries, including GFI Securities LLC, GFI Brokers LLC, Amerex Brokers LLC, GFI Swaps Exchange LLC, GFI Securities Limited, GFI Brokers Limited, The Kyte Group Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators that are intended to ensure general financial soundness and liquidity based on certain minimum capital, licensing and financial requirements. U.S. and U.K. regulations prohibit a registered broker-dealer from repaying borrowings of its parent or affiliates, paying cash dividends, making loans to its parent or affiliates or otherwise entering into transactions that result in a significant reduction in its regulatory net capital position without prior notification or approval from its principal regulator. GFI Swaps Exchange LLC received its temporary registration as a SEF in September 2013 and, at such time, this subsidiary was required to maintain capital as defined by the CFTC in an amount at least equal to one year of projected operating expenses as well as cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. See Note 16 to the Condensed Consolidated Financial Statements for further details on our regulatory requirements.

Short and Long Term Debt

Our outstanding debt at September 30, 2013 consisted of $240.0 million of our 8.375% Senior Notes and $10.0 million of borrowings under our Credit Agreement. As of September 30, 2013, the available borrowing capacity under our Credit Agreement was $65.0 million. In December 2013, $18.75 million of the lender commitments mature and the remaining $56.25 million of the lender commitments mature in December 2015. The 8.375% Senior Notes mature in July 2018. See Note 7 to the Condensed Consolidated Financial Statements for further details on our debt.

Credit Ratings

As of September 30, 2013, we maintained the following public long-term credit ratings and associated outlooks:

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

The cumulative effect of downgrades to our credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes increased the per annum interest rate on the 8.375% Senior Notes by 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture.  The increased interest rate equates to $4.8 million in additional interest expense per annum, based on the aggregate amount of outstanding principal as of September 30, 2013.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In December 2012, our Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and we, therefore, did not pay a cash dividend during the first quarter of 2013. Cash dividends paid for the nine months ended September 30, 2013 and 2012 were approximately $12.1 million and $17.8 million, respectively.

Common Stock

We may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands )
Contractual Obligations
Operating leases	$144,110	$13,951	$23,800	$22,628	$83,731
Short-term obligations	10,000	10,000	—	—	—
Interest on Long-term obligations (1)	124,500	24,900	49,800	49,800	—
Long-term obligations	240,000	—	—	240,000	—
Purchase obligations (2)	32,561	23,766	7,662	1,133	—
Total	$551,171	$72,617	$81,262	$313,561	$83,731

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

We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $9.0 million, excluding interest of $1.2 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions that have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2013, as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position. In January 2013, the FASB issued an amendment to ASU 2011-11, ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815- Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transaction that are either offset in accordance with Balance Sheet (Topic 210) guidance, Derivatives and Hedging (Topic 815) guidance, or subject to an enforceable master netting arrangement or similar agreement.  The new disclosures are required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented. The adoption of this ASU did not have a material impact on our Condensed Consolidated Financial Statements. See Note 14 to the Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements.  The standard was effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. See Summary of Significant Accounting Policies, “Foreign Currency Translation Adjustments and Transactions”, for impact on the Condensed Consolidated Financial Statements during the three and nine months ended September 30, 2013.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods, and is to be applied prospectively. We are currently evaluating the impact of our pending adoption of ASU 2013-11 on our Condensed Consolidated Financial Statements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2012 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2013.

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. At September 30, 2013 and December 31, 2012, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $0.8 million as of September 30, 2013.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GFI Group Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of GFI Group Inc. and its subsidiaries as of September 30, 2013 and December 31, 2012, and the related condensed consolidated statements of operations and comprehensive income for the nine-month periods ended September 30, 2013 and September 30, 2012 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and September 30, 2012. These interim financial statements are the responsibility of the Company’s management.

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
November 8, 2013

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2010, we acquired a 70% equity ownership interest in The Kyte Group Limited and Kyte Capital Management Limited (collectively “Kyte”).  Included as part of the purchase price was 1,339,158 contingently issuable shares of our common stock, par value $0.01, (“Common Stock”), which were deliverable to the selling shareholders of Kyte upon the waiver of certain conditions related to one of Kyte’s investments in a third party. In August 2013, we waived the outstanding conditions relating to the investment and issued all of the shares to the selling shareholders of Kyte.

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

The table below sets forth the information with respect to the number of shares of our common stock upon the settlement and vesting of RSUs during the quarterly period ended September 30, 2013.

Date	Number of Shares	Average Market Price
July	29,798	$4.00
August	30,941	$4.01
September	367,677	$3.95

In August 2007, the Board of Directors authorized us to implement a stock repurchase program to repurchase a limited number of shares of our common stock on the open market. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. Any repurchases are also subject to compliance with certain covenants and limits under the Company’s Credit Agreement. During the quarterly period ended September 30, 2013, the Company did not repurchase any of its common stock under this program.

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

(*) Previously filed.

(**) Furnished with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2013 and 2012,  (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (v) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and (vi) Notes to Condensed Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 unless GFI Group, Inc. specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2013.

GFI GROUP INC.

By:		/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer
(principal financial and accounting officer)