Form 10-K
period 2013-12-31
GFI Group Inc.
filed 2014-03-13
CIK 1292426

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34897

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $276,393,169 based upon the closing sale price of $3.91 as reported on the New York Stock Exchange Euronext.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2014
Common Stock, $0.01 par value per share	123,691,235 shares

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2014 Annual Meeting of Stockholders, to be held on June 5, 2014, are incorporated by reference in Part III in this Annual Report on Form 10-K.

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

  •
  our ability to obtain and maintain regulatory approval to conduct our business in light of certain proposed changes in laws and regulations in the U.S., Europe and Asia as well as increased operational costs related to compliance with such changes in laws and regulations;

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

Our Business

Introduction

        We are a leading intermediary and provider of trading technologies and support services to the global over-the-counter ("OTC") and listed markets. We founded our business in 1987 and were incorporated under the laws of the State of Delaware in 2001 to be a holding company for our subsidiaries. We provide brokerage and trade execution services, clearing services, market data and trading platform and other software products to institutional customers in markets for a range of fixed income, financial, equity and commodity instruments. We provide execution services for our institutional wholesale customers by either matching their trading needs with counterparties having reciprocal interests or directing their orders to an exchange or other trading venue. We have focused historically on more complex, and often less commoditized, markets for sophisticated financial instruments, primarily OTC derivatives, that offer an opportunity for higher commissions per transaction than the markets for more standardized financial instruments. In recent years, we have developed other businesses that complement our brokerage of OTC derivatives, such as cash bond and futures contracts brokerage services, clearing services and analytical and trading software businesses. We have been recognized by various industry publications as a leading provider of institutional brokerage and other services for a broad range of products in the fixed income, financial, equity and commodity markets on which we focus.

        We offer our customers a hybrid brokerage approach, combining a range of telephonic and electronic trade execution services, depending on the nature of the products and the specific needs of our customers. We complement our hybrid brokerage capabilities with decision support services, such as value-added data and analytics products, real-time electronic auctions, fixing and matching sessions and post-transaction services, such as straight-through processing ("STP"), clearing links and trade and portfolio management services.

        Headquartered in New York, GFI was founded in 1987 and employs more than 2,000 people with additional offices in London, Paris, Nyon, Dublin, Madrid, Sugar Land (TX), Hong Kong, Tel Aviv, Dubai, Manila, Seoul, Tokyo, Singapore, Sydney, Cape Town, Santiago, Bogota, Buenos Aires, Lima and Mexico City. We have more than 2,500 brokerage, software and market data customers, including commercial and investment banks, corporations, insurance companies, asset managers and hedge funds.

        During 2013, many of the financial markets in which we provide our services continued to be subject to major regulatory overhaul, as regulators and legislators in the United States and abroad have proposed and, in some instances, have adopted, a slate of regulatory changes that call for, among other things, central clearing of certain derivatives, greater transparency and reporting of derivatives transactions, mandatory trading of certain derivatives transactions on regulated exchanges or swap execution facilities and the required or increased use of electronic trading system technologies. In the United States, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in July 2010. The Dodd-Frank Act creates a new form of regulated entity known as a Swap Execution Facility (referred to herein as a "SEF") and mandates that all cleared swaps trade on either an exchange or a SEF. GFI Swaps Exchange LLC, one of our subsidiaries, was temporarily registered as a SEF with the Commodity Futures Trading Commission ("CFTC") in September 2013. The regulatory implications and risks associated with registration and operation of a

SEF, are discussed throughout this Form 10-K, including under the heading "Recent Derivative Market Developments" below and under "Item 1A—Risk Factors."

        Based on the nature of our operations in each geographic region, our products and services, customers and regulatory environment, we have four reportable segments: Americas Brokerage; Europe, the Middle East and Africa ("EMEA") Brokerage; Asia Brokerage and Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Our Clearing and Backed Trading segment encompasses our clearing, risk management, settlement and other back-office services, as well as the capital we provide to start-up trading groups, small hedge funds, market-makers and individual traders. Information about other business activities is disclosed in an "All Other" category. All Other includes the results of our software, analytics and market data operations. All Other also includes revenues and expenses that are not directly assignable to one of our reportable segments, primarily consisting of indirect costs related to our brokerage segments as well as all of our corporate business activities. See Note 21 to our Consolidated Financial Statements in Part II-Item 8 for further information on our revenues by segment and geographic region.

Our Industry

Services of Wholesale Brokers

        Wholesale brokers (sometimes called "inter-dealer" brokers), such as us, operate as intermediaries in the center of the wholesale financial markets by aggregating and disseminating prices and fostering transactional liquidity for financial institutions around the globe. Wholesale brokers provide highly sophisticated trade execution services, combining teams of traditional "voice" brokers with sophisticated electronic trading systems that match institutional buyers and sellers in transactions for financial products that are listed on traditional exchanges or transacted over-the-counter. We refer to this integration of voice brokers with electronic brokerage systems as "hybrid brokerage". Although wholesale brokers may provide their institutional customers with access to traditional exchange products through their many STP links and electronic connections to exchanges and clearing firms, wholesale brokers do not generally provide independent clearing and settlement services.

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

        Traditional stock exchanges, such as NYSE Euronext, NASDAQ OMX and the London Stock Exchange, and listed derivatives exchanges, such as The CME Group, Inc. ("CME") and Eurex, provide a trading venue for fairly simple and commoditized instruments that are based on standard characteristics and single key measures or parameters. Exchange-traded markets rely on relatively active order submission by buyers and sellers and generally high transaction flow. These markets allow a broad base of trading customers meeting relatively modest margin requirements to transact standardized contracts in a relatively liquid market. Exchanges offer price transparency and transactional liquidity. Exchanges are often associated or tied to use of a central counterparty clearer ("CCP"), thereby providing a ready utility for controlling counterparty credit risk.

        In comparison, OTC markets provide wholesale dealers and other large institutional traders with access to trading environments for individually negotiated transactions, non-standardized products and larger-sized orders of both OTC and exchange cleared instruments. OTC markets generally serve counterparties that are professional trading institutions and wholesale dealers. These professional counterparties often have in place bilateral arrangements to offset their contingent credit risk on each other by giving or taking collateral against that risk. In some of the more significant OTC asset classes, such as U.S. treasury securities, equities, and equity and commodity derivatives, OTC trades are increasingly either "given up" to a third-party CCP, underwritten by a clearing house or exchanged for exchange-traded instruments. In some cases, as described below, new regulations now require that many OTC swaps be cleared by a CCP with only limited exceptions.

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

        As a result of the new regulations being enacted in the United States, Europe and elsewhere, certain OTC derivative products are now required to be centrally cleared and traded via exchanges SEFs and other regulated entities. As this happens, it is expected that the OTC marketplaces for certain products will diminish and the associated exchange and SEF markets for those products will expand. For example, the Dodd-Frank reform legislation has made it more costly to trade swaps and other customized derivatives, leading many participants to consider futures contracts, which are more widely used, as an alternative. During 2012, derivatives exchanges and other participants began migrating toward these alternatives to swaps. There was a general market move in the U.S. commodities markets toward the use of futures instead of OTC derivatives contracts. This migration to the use of futures contracts instead of swaps allowed participants to avoid new regulations that require companies with a certain level of trading volume to register as swaps dealers and that would have forced many of the swaps to be executed through swap execution facilities and cleared by central clearinghouses.

        We are actively serving the SEF and futures contracts markets that have developed as these new regulations were implemented. We continue to broker all the products that we have customarily brokered as swaps as block futures trades. Nevertheless, it is unclear what the full impact of any transition from OTC markets to associated exchange and SEF markets will be on the demand for our brokerage and trade execution services in these markets. For further information, see the discussion under "Recent Derivative Market Developments" below and "Item 1A—Risk Factors."

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

        Cash markets for equities, commodities and debt securities exist on both exchanges and in the OTC markets, while cash foreign exchange products are traded principally in the OTC markets. In cash transactions, market participants generally seek to purchase or sell a specified amount of securities, commodities or currencies at a specified price for cash, with settlement occurring within a few days after the trade is executed. In certain cash OTC transactions, the broker executes the transaction and the transaction is then cleared by a third-party clearinghouse on behalf of the parties to the trade. The clearing process reduces the counterparty risk inherent in a bilateral OTC transaction as the clearinghouse becomes the buyer and seller in the transaction, thereby guaranteeing the trade. For this service, the clearinghouse imposes margin requirements and charges a fee. When we execute transactions for certain cash products, our customers may have their own relationship with a CCP, either directly or through a third party clearing firm or prime broker. In these cases, our customers are responsible for the margin payments and other CCP fees. Once we execute the transaction, our role is to collect a commission and step out of the trade. However, in most cleared markets, including in equities and cash fixed income, we remain the counterparty until the trade is settled. We believe that central counterparty clearing will play an increasing role in the future of both the cash and derivative OTC markets.

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

        OTC derivatives provide investors and corporations with a wide variety of structures to address specific risk mitigation and trading strategies. In its 2013 annual survey, Risk magazine identified 99 derivative categories across interest rate, foreign exchange, fixed income and equity derivatives. As a result, corporations and other investors are able to offset unique types of business risks that cannot be mitigated using standardized, exchange-traded derivatives. Indeed, while many large corporations hedge some risks using the relatively limited set of exchange-traded derivatives, such as futures, they often rely on the wide range of customizable OTC derivatives to hedge those risks for which there is no close match available on organized exchanges. Such specific hedging also allows such end users to satisfy hedge accounting requirements.

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

        The OTC derivatives markets are currently far larger than the exchange-traded derivatives markets. According to a recent report from the Bank for International Settlements (the "BIS"), OTC derivatives accounted for approximately 91% of the total outstanding global derivatives transactions, as of June 2013 (as measured by notional amount), with the remainder being exchange-traded derivatives. OTC derivatives markets generally feature lower and more episodic liquidity than exchange-traded derivatives markets. In these large, variably liquid OTC derivatives markets, wholesale brokers provide an essential service of liquidity aggregation and anonymous, efficient execution.

Recent Derivative Market Developments

        On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act was intended to reduce the risk of future financial crises and has resulted in major changes to the United States financial regulatory system. The Dodd-Frank Act will significantly alter the way we operate portions of our OTC business in the United States. The Dodd-Frank Act gives the CFTC and SEC expansive authority over much of the OTC derivatives markets and market participants, and provides the Federal Reserve Board with authority over systemically important financial entities. Through extensive rulemaking authority granted under the Dodd-Frank Act, the CFTC and SEC will create a comprehensive new regulatory regime governing many OTC derivative markets and market participants, including much of our OTC markets and customers. Key derivatives market provisions under the Dodd-Frank Act include:

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

        As with other parts of the Dodd-Frank Act, many of the details of the new regulatory regime relating to swaps are left to the CFTC and SEC to determine through rulemaking. Since July 2010, the CFTC and SEC have proposed various rules to implement the Dodd-Frank Act and many of the proposed rules have now become final. In 2013, we have successfully applied for and received temporary registration approval from the CFTC to operate a SEF for the trading of regulated swaps. We also expect to establish and operate a security-based SEF at such time as the SEC will accept applications for registration

        The SEC's regulations will apply to security-based swaps, such as single name credit default swaps, certain equity swaps and total return swaps referencing a single security or loan. The CFTC's regulations apply to non-security based swaps, such as interest rate swaps, commodity swaps and swaps based on broad-based credit and equity indices.

        The CFTC's and SEC's proposed and final rules relating to SEFs would require, among other things, that to maintain registration as a SEF, an entity is obligated to comply with certain enumerated core principles. These principles generally relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. In addition, SEFs regulated by the CFTC will be required to maintain certain trading systems that meet the minimum functionality requirements for trading in certain OTC derivatives that are required to be cleared. We expect the SEC will also require the maintenance of such trading systems.

        The Dodd-Frank Act also made changes to the regulatory requirements of our customers, including large market participants such as investment banks and hedge funds. For example, many of our customers had to register as swap dealers or major swap participants. Registration as a swap dealer or major swap participant results in additional regulation for these entities, including greater reporting and recordkeeping requirements, higher capital and margin requirements and higher business conduct standards. They are also required to segregate clients' or counterparties' margin in a manner similar to the segregation of futures margin.

        In Europe, the European Commission published a formal proposal for OTC derivatives, central clearing parties and trade repositories regulation in September 2010, which is referred to as the European Market Infrastructure Regulation ("EMIR"). The reporting requirement under EMIR became effective on February 12, 2014. The clearing requirement is expected to become effective later in 2014 or early 2015. Additionally, a consultation paper relating to the Markets in Financial Instruments Directive ("MiFID") was released in December of 2010 focusing on OTC derivatives and areas such as dark pools, high frequency trading and consolidated tape for cash equities. The paper concluded that all trading in derivatives that are eligible for central clearing should trade exclusively on regulated markets, multilateral trading facilities or organized trading facilities. Subject to final rules being adopted, we currently intend to establish and operate an organized trading facility.

        In the first quarter of 2014, a draft revised Markets in Financial Instruments Directive ("MiFID II") and related draft Regulations ("MiFIR") was agreed upon that, when adopted, will revise and replace MiFID. The MiFID II proposals will migrate the European regulatory landscape from a principles' based system to a rule based system and extends the MiFID framework to additional asset classes and markets. These draft proposals are expected to be voted upon by the European Parliament during Q2 2014 and to be published to the 'Official Journal' in Q3 2014. Similar to the United States regulations, until such regulations are finalized, it is difficult to predict how our business will be specifically impacted. For additional discussion of the risks relating to these new regulatory changes, see "Item 1A—Risk Factors—Broad changes in laws or regulations or in the application of such laws and regulations may have an adverse effect on our ability to conduct our business."

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

        Opportunity for Increased Market Share.    As a result of the major push for regulatory reform in the global markets, which will carry significant costs for compliance, including the need to have, maintain or expand sophisticated technology platforms, many smaller wholesale or inter-dealer brokers may cease to exist. We already operate our hybrid execution platforms globally, including in our SEF, and have an ability to build and deploy sophisticated trade execution and support technology. As a result, we may be able to increase our market share in certain derivative markets.

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

        Continuing Globalization of Financial Markets.    The continuing globalization of trading is expected to propel long-term growth in trading volumes in a wide array of financial and commodity products across the globe. We believe that the economic growth of emerging markets in South America, EMEA and Asia will fuel demand for the services of wholesale brokers to foster liquidity in new and emerging markets. We believe that our presence in multiple international financial centers, including the expansion of our services in South America, EMEA, and Asia, positions us to capitalize on such demand. There are certain risks attendant to foreign operations. For detailed discussion of the risks, see "Item1A—Risk Factors—If we are unable to manage the risks of international operations effectively, our business could be adversely affected."

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

Our Competitive Strengths

        We believe that the following principal competitive strengths will enable us to enhance our position as a leading wholesale broker:

        Multi-Asset Class SEF Platform.    We operate a multi-asset class SEF platform that is registered with the CFTC. We plan to expand our SEF platform, as OTC markets continue their transformation from unregulated, largely bilateral markets to transparent, regulated and cleared markets. We firmly believe that our complex electronic trading technology, comprehensive connectivity to customers, clearinghouses, data warehouses and post-trade service providers, and our robust regulatory and compliance infrastructure, aligns us well with the evolving regulatory landscape and changing market structure. It also provides us with a solid foundation for launching additional platforms outside the U.S. We expect SEF trading to increase, as market participants become comfortable with the new regulations and mandated SEF trading deadlines in fixed income and interest rate derivative markets are implemented in the first half of 2014.

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

        Our Trayport subsidiary supports OTC and exchange-traded markets and is a market leader in providing electronic trading software to the European energy markets. Its primary revenue source comes from trading firms desiring a single, electronic access point for all of their energy trading requirements, both OTC and exchange-traded. Trayport software also supports brokers in their electronic market operations, as well as their electronic distribution of prices to trading clients. Trayport also provides trading system technology to exchanges and clearing houses that offer connectivity to trading communities across a range of markets, including commodities, equities (cash, derivatives) and fixed income. Trayport technology accommodates electronic trading, information sharing, STP capabilities and clearing links. Trayport recently expanded its suite of products to include post-trade services with Trayport CompleteSM, which helps clients manage and monitor post-trade work flows and satisfy their increasing regulatory requirements for post-trade reporting.

        We have internally built or purchased most of our core trade execution and support technology. We believe that this distinguishes us from our competitors as we are not overly beholden to the licensing rights of third party vendors and can tailor our technology offerings to serve the unique needs of our diverse product markets and customers.

        Quality Data and Analytics Products.    We are one of the few wholesale brokers that offer a broad array of data and analytics products to participants in the complex financial markets in which we specialize. Our data products are derived from the historical trade data compiled from our brokerage services in our key markets. Our analytics products benefit from the reputation of the FENICS® brand for reliability, ease of use and independence from any large dealer. Our FENICS® tools are used, not only by our traditional brokerage customers, but also by their customers, such as national and regional financial institutions and large corporations worldwide. In addition, GFI Trader allows users to have electronic access to tradable prices for currency derivatives provided by a group of global dealers using "request for quote" technology.

        Clearing and Settlement Services.    Through our Kyte subsidiary, which is a member of a number of leading exchanges, we provide clearing, risk management, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. The provision of these services allows us to broaden our customer base and further diversify our revenue stream.

        Experienced Senior Management, Skilled Brokers and Technology Developers.    We have a senior management team that is experienced in identifying and developing brokerage markets for evolving, innovative financial instruments. Our founder and executive chairman, Michael Gooch, has over 30 years of experience in the brokerage industry. Our chief executive officer, Colin Heffron, has been with our company since 1988 and was instrumental in developing a number of brokerage desks and leading the growth of our European operations. Reporting to them is an experienced management team that includes senior market specialists in each of our product categories. We also employed over 1,000 skilled and specialized brokers as of December 31, 2013, many of whom have extensive product and industry experience. In addition, our in-house technology developers are experienced at developing electronic brokerage platforms and commercial grade software that are tailored to the needs of certain select markets in which we focus. Our brokers utilize this technology and market information to provide their customers with enhanced services, such as electronic matching sessions and option pricing software. We believe that the combination of our experienced senior management, skilled brokers and technology developers gives us a competitive advantage in executing our business strategy.

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

        Leverage Technology and Infrastructure to Gain Market Share and Improve Margins.    We intend to continue to develop and deploy technology, including proprietary electronic brokerage platforms, to further enhance broker productivity, increase customer and broker loyalty and improve our competitive position and market share. We intend to continue to pursue technological innovations, such as state of the art electronic brokerage platforms, to improve our brokers' productivity and increase our market share in key products. During 2013, we continued to see substantial use of our CreditMatch®electronic brokerage platform in Europe and North America in both credit derivatives and cash bonds. GFI ForexMatch®, an electronic brokerage platform for foreign exchange products that is integrated with our Fenics® trader tools, has seen increased usage in emerging market products, particularly in Latin American and Eastern European products. We provide our EnergyMatch® system to certain natural gas and electric power markets in Europe and North America. We believe that there will be increased demand for our hybrid electronic brokerage platforms in many of our existing wholesale derivatives markets following the implementation of the Dodd-Frank Act. We believe that as the usage of these systems becomes more widespread, we will be able to gain increased market share. We also plan to continue to install proprietary application programming interfaces ("APIs") and STP connections with our customers' settlement, risk management and compliance operations, in order to better serve their needs and to provide us with additional opportunities to increase our revenues.

        Continue to Identify and Develop New Products and High-growth Markets.    Our brokerage personnel headcount as of December 31, 2013 was 1,121. We plan to continue our practice of developing new brokerage desks through the strategic redeployment of experienced brokers from established brokerage desks and through the selective hiring of new brokers. Individual brokerage desks are separately tracked and monitored in an effort to drive performance. We will continue to focus on identifying growth markets where liquidity is more valuable, thereby yielding early-mover opportunities. At the same time, we plan to continue to develop our capabilities in selected cash equities and fixed income products where we can leverage our expertise in the related derivative products and long-standing relationships with the world's largest financial institutions. We also intend to continue to expand our presence globally in markets where we believe there are opportunities to increase our revenues. As part of this effort, we have grown our operations in recent years in a number of locations in South America, Europe and Asia.

        Align our Business with the Goals of New Regulations.    Recent U.S. and European legislation, as well as pending legislative and regulatory proposals, for OTC derivatives require, among other things, greater use of clearing facilities, transaction reporting, greater price transparency and mandatory execution of transactions by regulated intermediaries. GFI SEF, our multi-asset class regulated platform in the U.S. became operational in October 2013. We continue to add customers to this platform for the execution of regulated swaps under the Dodd-Frank Act. We believe that increased use of clearing will bring new entrants into our markets and ultimately increase trading volumes. Similarly, we have worked with major industry participants to develop transaction confirmation and reporting protocols that will be utilized in enhanced regulatory trade warehousing. Although we already operate hybrid brokerage systems that we believe will be able to meet the new regulatory requirements to operate as a SEF in the United States, we intend to continue to invest in those areas of our business that will serve the goals of expected regulation, including increased market transparency.

        Continue to Pursue New Customers and Diverse Revenue Opportunities.    We offer our products and services in a diverse range of financial markets and geographic regions and to hundreds of institutional customers. We have been successful in expanding our wholesale brokerage customer base through new product offerings and the implementation of our proprietary technology. At the end of 2013, approximately 53% of our total revenues came from our traditional dealer bank customers. In cash markets for corporate fixed income and equities, as well as in certain energy and commodities markets, we are increasingly providing brokerage services to a broader range of customers than our traditional clientele of large primary dealers. Our data, analytics and software products and clearing services are already purchased by a broad range of customers outside of the dealer community. We intend to increase the diversity of our customer base by expanding our services to the wider professional trader community in order to lessen the impact of a downturn in any particular market or geographic region on us. We also intend to maintain the geographic diversity of our revenues. On a geographic basis, approximately 61% of our total revenues for the year ended December 31, 2013 were generated by our EMEA operations, 30% were generated by our Americas operations and 9% were generated by our operations in the Asia-Pacific region. Additionally, for the year ended December 31, 2013, one of our clearing customers accounted for approximately 11% and 0% of our Total revenues and Revenues, net of interest and transaction-based expenses, respectively. No other single customer accounted for 10% or more of our Total revenues for the year ended December 31, 2013. There were no customers that accounted for 10% or more of Total revenues for the years ended December 31, 2012 and 2011.

        Strategically Expand our Operations and Customer Base through Business Acquisitions and Investments.    Historically, the wholesale brokerage industry was fragmented and concentrated mainly on specific country or regional marketplaces and discrete product sets, such as foreign exchange or energy products. The industry was also predominantly focused on executing trades between large dealer banks and securities houses. Over time, however, the wholesale brokerage industry has experienced increasing consolidation as larger wholesale brokers have sought to enhance their global brokerage services and offset customer commission pressure in maturing product categories by acquiring smaller competitors that specialized in specific product markets. At the same time, inter-dealer brokers have expanded their customer base within the wholesale universe to include hedge funds, corporations and asset managers. In addition, several wholesale brokers, such as us, have acquired technology-focused companies which enhance brokerage execution and pre- and post-trade analysis and processing. We plan to continue to selectively seek opportunities to grow our customer base, further our operational and technological depth and breadth and to grow our business in new and existing product areas through the acquisition of complementary businesses.

        Continue to Generate Cash and Return Value to Shareholders.    Our brokerage, software, analytics and market data businesses have generated significant operating cash flows that have allowed us to invest in software development, open new brokerage or trading desks and otherwise re-position our business to suit current and future market conditions. At the same time, we have been able to provide our shareholders with a consistent quarterly dividend stream since 2008. Despite the recent global financial crisis, over the past four years, we generated in excess of $168 million of positive cash flow from operations and paid in excess of $126 million of dividends to our shareholders. We believe that our cash flows also benefit from the significant amount of matched principal transactions we broker for cash products. Matched principal transactions generally settle within three days and we receive our commission much sooner than we do when we execute a trade on an agency basis. We intend to continue to invest in businesses that generate operating cash flows and to use these cash flows to continue to return value to our shareholders.

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

        We generally do not take unmatched positions for our own account or gain, but may do so in response to customer demand, primarily to facilitate the execution of existing customer orders. Although the significant majority of our principal trading is done on a "matched principal" basis, we have authorized a limited number of our desks to enter into principal investing transactions in which we commit our capital within predefined limits, either to facilitate customer trading activities or, in limited cases, to engage in principal trading for our own account. For more information on these limits, see "Item 7A Quantitative and Qualitative Disclosure About Market Risk—Market Risk." Most of our principal transactions are executed in the OTC cash trading markets, such as the fixed income and equity markets, or in certain listed derivative markets.

        Fixed Income Products.    We provide brokerage services in a variety of fixed income derivatives, bond instruments and other related fixed income products. Our offices in New York, London, Sydney, Hong Kong, and Singapore each provide brokerage services in a broad range of fixed income derivative products that may include single-entity credit default swaps, emerging market credit default swaps, credit indices, options on single-entity credit default swaps, options on credit indices and credit index tranches. We also provide brokerage services in a range of non-derivative credit instruments, such as investment grade corporate bonds, high yield corporate bonds, emerging market Eurobonds, European government bonds, bank capital preferred shares, asset-backed bonds and floating rate notes. We largely provide our services for these non-derivative fixed income products out of our New York, London, Paris, Singapore and Hong Kong offices. We also broker government bonds and corporate bonds from our Santiago, Bogota, and Manila offices, while government bonds are also brokered out of our Madrid, Buenos Aires and Lima offices.

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

        We hold an economic interest in ICE Clear Credit LLC, a clearinghouse for derivative instruments formed as a result of IntercontinentalExchange Inc.'s ("ICE") March 2009 purchase of The Clearing Corporation, a company in which we were a minority shareholder. In March 2009, ICE Trust became the first clearinghouse to clear credit derivatives. We believe that our hybrid electronic brokerage systems and STP capabilities will complement the movement to greater automation and centralized clearing in the OTC credit derivatives markets. Ultimately, we believe that centralized clearing may expand the market for OTC derivative products through added settlement efficiency and reliability.

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

        Financial Products.    We provide brokerage services in a range of financial instruments, including foreign exchange options, exotic options, U.S. Dollar and non-U.S. Dollar interest rate swaps and options, repurchase agreements, forward and non-deliverable forward contracts, inflation derivatives, and certain government and municipal bond options. Exotic options include non-standard options on baskets of foreign currencies. Non-deliverable forward contracts are forward contracts that settle in cash and do not require physical delivery of the underlying asset.

        In financial products, we offer traditional telephone brokerage services augmented in select markets with our GFI ForexMatch® brokerage platform. We also offer a STP capability that automatically reports completed telephone and electronic transactions directly to our customers' position-keeping systems and provides position updates for currency option trades executed through our brokerage desks globally.

        Our New York office focuses on providing brokerage services for foreign exchange option trading among the U.S. Dollar, the Japanese Yen and the Euro, which are referred to as the G3 currencies, as well as the Canadian Dollar and emerging market foreign exchange options, forward contracts and non-deliverable forward contracts and U.S. Dollar and non-U.S. Dollar interest rate swaps. Our New York office also offers bond options, swap options and corporate and emerging market repo brokerage services. Our London office also covers foreign exchange option trading in the G3 currencies along with nearly all European cross currencies, including the Russian Ruble and Eastern European currencies, for which we provide brokerage services for forwards and non-deliverable forwards. In addition, our London office provides brokerage services for cross currency basis swaps, and non-US Dollar interest rate swaps and options. Our brokers in Singapore, Hong Kong and Seoul provide brokerage services for foreign exchange currency options, non-deliverable forwards and non-U.S. Dollar interest rate swaps for regional and G3 currencies. Our offices in Santiago, Bogota, Buenos Aires, and Lima focus on local foreign exchange products, interest rate swaps and government bonds, while our Dubai office focuses on Islamic finance products. In Tel Aviv we offer foreign exchange derivatives on the local currency.

        In 2011, we opened an office in Nyon, Switzerland that focuses on the brokering of emerging market products, including foreign exchange options, forward rate agreements, basis swaps, interest rate swaps and government bonds in CE3 currencies (Czech Koruna, Polish Zloty and Hungarian Forint), South African Rand and Turkish Lira. Our brokers in our Nyon office are supported by matching sessions run on our GFI ForexMatch® and CreditMatch® brokerage platforms.

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

        Commodity Products.    We provide brokerage services in a wide range of cash-based and derivative commodity and energy products, including oil, natural gas, electricity, wet and dry freight derivatives, dry physical freight, precious metals, coal, property derivatives, emissions, ethanol and soft commodities.

        We offer telephonic brokerage supported by electronic platforms and post-trade STP and confirmation services in certain markets. Our Trayport subsidiary is a leading provider of electronic trading software and services to the European OTC energy markets, including electricity, natural gas, coal, emissions and freight. Trayport's GlobalVisionSM platform accommodates electronic trading, information sharing, STP capabilities in commodity and financial instruments and clearing links to NOS Clearing ASA, LCH Clearnet, CME ClearPort, European Commodity Clearing ("ECCO"), Mercado Español de Futuros Financieros ("MEFF"), and the Singapore Exchange ("SGX"). In London, our telephonic brokerage capabilities are augmented with electronic brokerage capabilities licensed by our wholly-owned subsidiary, Trayport. In North America, we offer EnergyMatch®, an electronic brokerage platform for trading energy derivatives which is currently used in varying degrees in certain electricity, natural gas and emissions markets. Through EnergyMatch®, we offer STP capabilities and clearing links to CME ClearPort and other third party clearing providers.

        From our New York area offices, we provide brokerage services in natural gas, oil and petroleum products, electricity, ethanol and soft and agricultural commodities. Through our Amerex subsidiary based in Sugar Land, Texas, we provide brokerage services in natural gas, electricity, environmental commodities and retail energy management. Our London office provides commodity product brokerage services in many European national markets, including for electricity, coal, emissions and gas. The London office also provides brokerage services in property derivatives, dry and wet freight derivatives and dry physical freight. Desks in our New York and London offices also provide brokerage services for the global precious metal markets. We also provide electricity brokerage services out of our Sydney office.

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

        Kyte Capital Management Limited provides capital to start-up trading groups that undertake proprietary trading, market making and liquidity provider services for commodity futures and options on the major U.S., European and Asian exchanges.

        Clearing and Settlement Services.    On July 1, 2010, we acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited, and acquired the remaining 30% equity interest in 2013. Kyte, which is a member of leading exchanges including NYSE LIFFE, ICE and Eurex, provides clearing, brokerage, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. In some instances, Kyte provides capital to start-up trading groups, small hedge funds, market-makers and individual traders. We acquired Kyte because of its expertise in listed derivative markets, its risk management platforms and its unique clearing, broking and investment services business model.

        Software, Analytics and Market Data.    Our Trayport subsidiary licenses multi-asset class electronic trading and order management software to brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets. Trayport's GlobalVisionSM products have an industry leading position in supplying software to the European OTC energy markets, including electric power, natural gas, coal, emissions and freight. Trayport's primary source of revenue is from recurring license fees charged to trading and brokerage firms that are calculated by the number of active users. Trayport is in the process of transitioning its trader clients from deployed licenses to delivered services and associated infrastructure and product support. We believe that this transition will strengthen and expand Trayport's customer network through more efficient software and service delivery at an overall lower cost to the client. Trayport also receives consulting and maintenance fees to "white-label" or customize its products according to customer needs. Trayport's products provide customers with STP capabilities and clearing links to multiple clearinghouses, including NOS Clearing ASA, LCH Clearnet, CME ClearPort, ICE Clear Europe, EEX, MEFF, OMIP and SGX Asia Clear.

        Within foreign exchange option markets, our FENICS® division licenses FENICS® Professional, which provides customers with technology to control and monitor the lifecycle of their foreign exchange options trades. Sold on a subscription basis through dedicated sales teams across the globe, FENICS® Professional is a suite of price discovery, price distribution, trading, risk management and STP components. This array of modules permits customers to quickly and accurately price and revalue both vanilla and exotic foreign exchange options using math models and independent market data. Our FENICS® division also provides pre and post trade connectivity to several transactional venues through its FENICS Gateway service, affording clients greater workflow efficiency and electronic access to tradable prices for currency derivatives provided by leading execution venues and platforms.

        Through our GFI Market Data division, we license market data to third parties in the following product areas: foreign exchange options, credit derivatives, emerging market non-deliverable forwards and interest rate swaps, equity index volatilities, interest rate options and European and North American energy. We make our data available through a number of channels, including streaming data feeds; file transfer protocol downloads, directly from FENICS® Professional and to data vendors, such as Thomson Reuters, Interactive Data Corpation and Quick, who license our data for distribution to their global users. Revenue from market data products consists of up-front license fees and monthly subscription fees, royalties from third party market data vendors who re-license our data and individual large database sales.

Our Customers

        As of December 31, 2013, we provided brokerage services, clearing services and data and analytics products to over 2,500 institutional customers, including leading investment and commercial banks, large corporations, asset managers, insurance companies, hedge funds and proprietary trading firms. Notwithstanding our large number of customers, we primarily serve the wholesale and professional trader community that regularly transact in global capital markets, including many of the world's money-center banks and wholesale dealers such as Bank of America, Barclays Bank, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS. Despite the importance of these large financial institutions to our brokerage business, no single customer accounted for more than 10% of our total brokerage revenues for the year ended December 31, 2013. Customers using our FENICS® branded analytics products and our market data products and services include small and medium sized banks and investment firms, brokerage houses, asset managers, hedge funds, investment analysts and financial advisors. We also license our Trayport trading systems to various financial markets participants, including our major wholesale brokerage competitors, exchanges and trading firms.

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

        Our data, analytics and trading software products are actively marketed through dedicated sales and support teams, including at our Trayport subsidiary, that market products to customers globally. As of December 31, 2013, we employed a total of 135 sales, marketing and support professionals.

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

        Post-Trade Technology.    Our hybrid brokerage platforms automate previously paper- and telephone-based transaction processing, confirmation and other functions, substantially improving and reducing the cost incurred by many of our customers' back offices and enabling STP. In addition to our own system, confirmation and trade processing is also available through third-party hubs including Markitwire, Reuters RTNS, CME ConfirmHub, EFETnet and direct STP in Financial Information eXchange (FIX) Protocol for various banks. We have electronic connections to most mainstream clearinghouses, including The Depository Trust & Clearing Corporation (through third party clearing firms), Continuous Linked Settlement, Euroclear, Clearstream, LCH Clearnet, Eurex, CME, ICE, Euro CCP, ECC, SGX, MEFF, and European Multilateral Clearing Facility N.V ("EMCF"). We intend to expand the number of clearinghouses to which we connect in the future.

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

        Support and Development.    At December 31, 2013, we employed a team of 363 computer, telecommunication, network, database, customer support, quality assurance and software development specialists globally. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our customers and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

        Disaster Recovery.    We have contingency plans in place to protect against major carrier failures, disruption in external services (market data and internet service providers), server failures and power outages. All critical services are connected via redundant and diverse circuits and, where possible, we employ site diversity. Production applications are implemented with a primary and back-up server, and all data centers have uninterruptible power source and generator back-up power. Our servers are backed-up daily, and back-up tapes are sent off-site daily. We maintain back-up facilities for our key personnel to relocate to in the event that we were unable to use certain of our primary offices for an extended period of time and we also have a limited number of reserved "seats" available for business continuity use in the event that certain of our other global offices are adversely impacted by an event. We intend to increase the number of our back-up facilities and reserved seats, some of which may be shared with other companies, as part of our business continuity plans.

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

        Exchange and Exempt Commercial Markets.    In general, we do not compete directly with the major futures exchanges, such as CME, the Chicago Board Options Exchange, Eurex and Euronext Liffe, and ICE. These exchanges allow participants to trade standardized futures and options contracts. These contracts, unlike the less commoditized OTC products that we focus on, typically contain more standardized terms, and are typically traded in contracts representing smaller notional amounts. Furthermore, the introduction of such standardized exchange-traded futures and options contracts has, in the past, generally been accompanied by continuing growth in the corresponding OTC derivatives markets. We often cross exchange-traded derivatives as OTC transactions or block futures trades and the trades are then either exchanged for exchange-traded instruments, such as a futures contract, or "given up" for clearing to one of the exchanges mentioned above or a third-party CCP or FCM.

        In a growing number of markets and products, however, our hybrid brokerage platforms are competing directly with the execution arms of those same exchanges. Pursuant to the Dodd-Frank Act, futures exchanges are authorized to execute swaps transactions, along with swap execution facilities. Accordingly, we expect that in the near future we will compete to be the primary execution venue for swaps transactions with several futures exchanges, as well as our existing wholesale broker competitors. Moreover, during 2013, as a result of the impact of the Dodd-Frank reform legislation, which made it more costly to trade swaps and other customized derivatives, derivatives exchanges led a general market move in the U.S. commodities markets toward the use of futures instead of OTC derivatives contracts. This migration to the use of futures contracts instead of swaps allowed participants to avoid new regulations that require companies with a certain level of trading volume to register as swaps dealers and that would have forced many of the swaps to be executed through swap execution facilities and cleared by central clearinghouses. We are actively serving the resulting markets that have developed as the new regulations are implemented. We continue to broker all the products that we have customarily brokered as swaps as block futures trades. Nevertheless, it is unclear what the full impact of any transition from OTC markets to associated exchange and SEF markets will be on the demand for our brokerage and trade execution services in these markets. For further information, see the discussion under "Recent Derivative Market Developments" below and "Item 1A—Risk Factors."

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

        U.S. Regulation and Certain Clearing Arrangements.    In order to conduct certain of our securities related business in the U.S., GFI Securities LLC, one of our subsidiaries, is registered as a broker-dealer with the SEC, and the State of New York, and is regulated by the Financial Industry Regulatory Authority Inc. ("FINRA"). GFI Securities LLC is subject to regulations and industry standards of practice that cover many aspects of its business, including initial licensing requirements, sales and trading practices, safekeeping of customers' funds and securities, capital structure, record keeping, supervision and the conduct of affiliated persons, including directors, officers and employees. GFI Securities LLC also operates CreditMatch®, an electronic brokerage platform that is regulated pursuant to Regulation ATS under the Exchange Act. Additionally, GFI Securities LLC is registered as an introducing broker in order to conduct certain swaps businesses in the U.S.

        GFI Swaps Exchange LLC, one of our subsidiaries, is temporarily registered as a SEF by the CFTC. In our futures and commodities related activities, our subsidiaries are also subject to the rules of the CFTC, the futures exchanges of which they are members and the National Futures Association ("NFA"), a futures self-regulatory organization. Additionally, a number of our domestic and foreign subsidiaries are registered as introducing brokers with the NFA and the CFTC. The NFA and CFTC require their members to fulfill certain obligations, including the filing of quarterly and annual financial reports. Failure to fulfill these obligations in a timely manner can result in disciplinary action against the firm. Certain of our subsidiaries also operate electronic brokerage platforms that are exempt from CFTC regulation either as an exempt board of trade (GFI ForexMatch® and FENICS®) or as an exempt commercial market (EnergyMatch®).

        The SEC, FINRA, CFTC, NFA and various other regulatory agencies within the United States have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities. For registered broker-dealers in the U.S., capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. The Net Capital Rule under the Exchange Act requires that at least a minimum part of a broker-dealer's assets be maintained in a relatively liquid form. Additionally, our SEF is required to maintain capital as defined by the CFTC in an amount at least equal to one year of projected operating expenses including cash, liquid securities, or a line of credit at least equal to six months of projected operating expenses. Each of our foreign and domestic introducing brokers are subject to the net capital requirements of the CFTC and NFA. Under these rules, an introducing broker is required to maintain Adjusted Net Capital, as defined by the CFTC, equal to the greater of $45 thousand or for introducing brokers with less than $1 million in Adjusted Net Capital, $6 thousand per office or $3 thousand per Associated Person, as defined by the CFTC, whichever is greater.

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

        The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria. These rules also dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer, and constrain the ability of a broker-dealer to expand its business under certain circumstances. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the applicable regulatory agency, and suspension or expulsion by these regulators could ultimately lead to the firm's liquidation. Additionally, the Net Capital Rule and certain FINRA rules impose requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain capital withdrawals. At December 31, 2013, GFI Securities LLC was, and currently is, in compliance with the net capital rules and had net capital in excess of the minimum requirements.

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

        In the United Kingdom, the Financial Conduct Authority ("FCA") regulates GFI Securities Limited and certain of our other subsidiaries. These U.K. regulated subsidiaries are also subject to the European-wide Markets in Financial Instruments Directive ("MiFID"). Each of our subsidiaries subject to MiFID has taken the necessary steps in order to comply with these requirements.

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

        Our regulated U.K. subsidiaries are also subject to regulations regarding changes in control similar to those described above for GFI Securities LLC. Under FCA rules, regulated entities must obtain prior approval for any transaction resulting in a change in control of a regulated entity. Under applicable FCA rules, control is broadly defined as a 10% interest in the regulated entity or its parent or otherwise exercising significant influence over the management of the regulated entity. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited by the FCA.

        GFI Securities Limited is a member of Euroclear for the purpose of clearing certain debt and equity transactions. This membership requires GFI Securities Limited to deposit collateral or provide a letter of credit to Euroclear so that Euroclear will extend a clearing line to GFI Securities Limited.

        The Kyte Group Limited and Kyte Broking Limited maintain execution and clearing relationships with Newedge Group, Bank of America Merrill Lynch, Societe Generale, International and Commercial Bank of China, BGC Brokers and Otkritie Securities in order to provide their clients with direct market access to a number of exchanges and multilateral trading facilities (MTFs). These arrangements require the deposit of collateral to facilitate market access and clearing.

        GFI Securities Limited's Dublin branch was established through the exercise of its passport right to open a branch within a European Economic Area ("EEA") state. The establishment of the branch was approved by the FCA and acknowledged by the Irish Financial Services Regulatory Authority ("IFSRA") in Ireland. The branch is subject to all of the conduct of business rules of the IFSRA and is regulated, in part, by the FCA.

        In Paris, a branch of GFI Securities Limited was established through the exercise of its passport right to open a branch in a EEA state. The establishment of the branch was approved by the FCA and acknowledged by Banque de France in France. The branch is subject to the conduct of business rules of the Autorite Des Marches Financiers ("AMF") and is regulated, in part, by the FCA.

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

        In Madrid, a branch of GFI Securities Limited was established through the exercise of its passport right to open a branch in a EEA state. The establishment of the branch was approved by the FCA and acknowledged by the Comisión Nacional del Mercado de Valores ("CNMV"). The branch is subject to the conduct of business rules of the CNMV and is regulated, in part, by the FCA.

        In Brussels, a branch of GFI Securities Limited was established through the exercise of its passport right to open a branch in a EEA state. The establishment of the branch was approved by the FCA and acknowledged by National Bank of Belgium ("NBB") in Belgium. The branch is subject to the conduct of business rules of the NBB and is regulated, in part, by the FCA.

        In Nyon, a branch of GFI Securities Limited was registered as GFI Securities Limited, Londres, Succursale de Nyon ("GFISB") with the commercial registry is Switzerland. The branch has been authorized by the Swiss Financial Markets Supervisory Authority ("FINMA") as a securities dealer. The branch is subject to the conduct of business rules of the FINMA and is not subject to its prudential regulation.

        In Hong Kong, the Securities and Futures Commission ("SFC") regulates our subsidiary, GFI (HK) Securities LLC, as a securities broker. The compliance requirements of the SFC include, among other things, net capital requirements (known as the Financial Resources Rule) and stockholders' equity requirements. The SFC regulates the activities of the officers, directors, employees and other persons affiliated with GFI (HK) Securities LLC and require the registration of such persons.

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

        In Sydney, our brokerage operations which were conducted through a branch of GFI Brokers Limited are being transitioned into our entity GFI Australia Pty. Ltd. which holds an Australian Financial Services License issued by the Australian Securities & Investments Commission ("ASIC").

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

        In Colombia, GFI Exchange Colombia S.A. and GFI Securities Colombia S. A. are licensed and regulated by the Superintendencia Financiera de Colombia.

        In Argentina, GFI Securities S.A. is licensed and regulated by the Comisión Nacional de Valores.

        In Mexico, GFI Group Mexico S.A. de C.V. is licensed and regulated by the Comisión Nacional Bancaria y de Valores.

        At December 31, 2013, all of our subsidiaries that are subject to foreign net capital rules were, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

Working Capital

        For information regarding working capital items, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II, Item 7 of this Form 10-K.

Employees

        As of December 31, 2013, we employed 2,087 employees. Of these employees, 1,121 are brokerage personnel (consisting of 941 brokers and 180 trainees and clerks), 363 are technology and telecommunications specialists and 135 comprise our sales, marketing and support professionals. Approximately 35% of our employees are based in the Americas, 52% are based in EMEA and the remaining 13% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be strong and have not experienced any interruption of operations due to labor disagreements.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Competitive Environments.

Economic, political and market factors beyond our control could reduce trading volumes, securities and commodities prices and demand for our brokerage and clearing services, which could harm our business and our profitability.

        Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. Our business and the brokerage and financial services industry in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, substantial fluctuations in the volume and price levels of securities, commodities and financial transactions and changes in and uncertainty regarding tax and other laws. In each of the three years in the period ended December 31, 2013, over 70% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of the following factors, among others, may cause a substantial decline in the United States and global financial markets in which we offer our services, resulting in reduced trading volumes. These factors include:

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

        We have experienced intense price competition in our brokerage business and clearing services in recent years. Some competitors may offer brokerage or clearing services to clients at lower prices than we are offering, which may force us to reduce our prices or to lose market share and revenue. In addition, as the historical markets for OTC products shift to become more commoditized due, in part, to central clearing, electronic execution and the impartial access provided by SEFs and Designated Contract Markets, we could lose market share to other inter-dealer brokers, exchanges and electronic multi-dealer brokers who specialize in providing brokerage services in more commoditized markets or who have a broader customer base.

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

        For example, during 2012, derivatives exchanges and other market participants began migrating toward alternatives to swaps that are more widely used, such as futures contracts, and there was a general market move in the U.S. commodities markets towards futures contracts instead of OTC swaps. If this trend were to continue or become more broadly accepted, the need for our services could be reduced and our financial condition and results of operations could be adversely affected.

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

In certain instances, we may extend credit to our clearing customers for margin requirements, which subjects us to credit risks, and if we are unable to liquidate a customer's position if the margin collateral becomes insufficient, we may suffer a loss.

        In certain instances, we may provide credit for margin requirements to customers; therefore, we are subject to risks inherent in extending credit. Our credit risks include the risk that the value of the collateral we hold could fall below the amount of a customer's indebtedness. This risk can be amplified in any situation where the market for the underlying instrument is rapidly declining. Agreements with customers that have margin accounts permit us to liquidate their positions in the event that the amount of margin collateral becomes insufficient. Despite those agreements and our risk management policies with respect to margin, we may be unable to liquidate the customers' positions for various reasons, or at a price sufficient to cover any deficiency in a customer's account. If we were unable to liquidate a position at a price sufficient to cover any deficiency or if a customer was unable to post additional margin, we could suffer a loss.

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

        Our business is subject to increasingly extensive governmental and other regulations and our relationships with our clients may subject us to increasing regulatory scrutiny. These regulations are designed to protect public interests generally rather than our stockholders. The SEC, FINRA, CFTC and other agencies extensively regulate the United States financial services industry, including much of our operations in the United States. Some of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the United Kingdom, the AMF in France, the SFC in Hong Kong, the MAS in Singapore, the Ministry of Finance and Economy in Korea and the SVS in Chile. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Most aspects of our business are subject to extensive regulation, including:

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

        If we fail to comply with any of these laws, rules or regulations, we may be subject to censure, fines, cease-and-desist orders, suspension of business, suspensions of personnel or other sanctions, including revocation of our registrations with FINRA, withdrawal of our authorizations from the FCA or revocation of our registrations with other similar international agencies to whose regulation we are subject. For example, several of GFI Securities LLC's equity and corporate bond brokerage desks have experienced issues relating to reporting trades to FINRA on a timely basis, which is required by FINRA rules. This subsidiary has also paid fines for trade reporting in recent years and is currently being reviewed by FINRA for similar issues relating to trade reporting. For more details on recent disciplinary proceedings, see "Item 3—Legal Proceedings."

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

        The financial services industry, in general, is heavily regulated. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress, in state legislatures and by foreign governments. The government agencies that regulate us continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations and have broad powers to investigate and enforce compliance and punish noncompliance with their rules, regulations and industry standards of practice. In light of recent conditions in the global financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. We are unable to predict which of these initiatives will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

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

        Additionally, there has been increased regulation in the U.S. and Europe requiring more transparency in the OTC markets. The Dodd-Frank Act was passed in the United States in July 2010 and regulators in Europe have enacted similar legislation. For a detailed description of the Dodd-Frank Act, see the Risk Factor captioned "Failure to qualify as a SEF could significantly impact our business, financial condition and results of operations. Even if we qualify as a SEF, we will incur significant additional costs, our revenues may be lower than in the past and our financial condition and results of operations may be adversely affected."

        The EMIR reporting requirements commenced from February 12, 2014. EMIR requires that the details of new, modified or terminated OTC derivatives contracts be reported to a registered trade repository and that standard OTC derivative contracts be cleared through central counterparties ("CCPs"). Counterparties are also required to comply with certain risk mitigation requirements (e.g. timely confirmations, daily mark to market, portfolio compression and reconciliation and dispute resolution).

        It is difficult to predict the effect these new laws and regulations will have on our business, but they may have an adverse effect on our operations or our ability to maintain our position as a provider of execution and brokerage services for many of the OTC products for which we have traditionally acted as an intermediary.

Failure to continue to qualify as a SEF could significantly impact our business, financial condition and results of operations. Even if we qualify as a SEF, we will incur significant additional costs, our revenues may be lower than in the past and our financial condition and results of operations may be adversely affected.

        The Dodd-Frank Act created a new type of regulated entity known as a SEF and mandated that certain cleared swaps (subject to an exemption from the clearing requirement) trade on either an exchange or SEF. The list of swaps that will be required to be cleared and therefore executed through a SEF encompasses a vast number of swaps that have been traditionally executed OTC by wholesale brokers such as ourselves. Certain portions of the Dodd-Frank Act were effective immediately, while other portions will be effective only following rulemaking by the CFTC and SEC and an extended transition period. GFI Swaps Exchange LLC, one of our subsidiaries, was temporarily registered as a SEF with the CFTC in September 2013. Subject to final rulemaking by the SEC, we also expect to establish and operate a security-based SEF.

        The CFTC and SEC have each issued proposed rules, some of which are now final, relating to the requirements for registering and operating as a SEF. However, certain of these rules are not yet final and are still subject to revision and therefore, the impact of the rules is not able to be predicted. The rules relating to SEFs require, among other things, that an entity would have to comply with certain core principles to maintain registration as a SEF. These principles generally relate to trading and product requirements, compliance and audit-trail obligations, governance and disciplinary requirements, operational capabilities, surveillance obligations and financial information and resource requirements. In addition, SEFs will be required to maintain certain trading systems that meet the minimum functionality requirements set by the CFTC and SEC for trading in certain OTC derivatives that are required to be cleared.

        While there continues to be uncertainty about the exact impact of these changes, we do know that the Company will be subject to a more complex regulatory framework going forward, and that there will be significant costs to prepare for and to comply with these ongoing regulatory requirements. We will incur increased legal fees, personnel expenses and other costs, as we work to analyze and implement the necessary legal structure for registration. There will also be significant costs related to the development, operation and enhancement of our technology relating to trade execution, trade reporting, surveillance, compliance and back-up and disaster recovery plans designed to meet the requirements of the regulators.

        In addition, it is not clear at this point what the impact of these rules and regulations will be on the markets in which we currently provide our services. During the continued implementation of the Dodd-Frank Act and related rules, the markets for cleared and non-cleared swaps may continue to be less robust, there may be less volume and liquidity in these markets and there may be less demand for our services. There may also be a preference of market participants to trade certain swaps on an exchange, rather than a SEF, or to trade standardized derivatives, such as futures, in lieu of swaps.

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

        If we fail to continue to qualify as a SEF under any of these proposed rules, we will be unable to maintain our position as a provider of execution and brokerage services in the markets for many of the OTC products for which we have traditionally acted as an intermediary. This would have a broad impact on our business and could have a material adverse effect on our financial condition and results of operations.

Our regulated subsidiaries are subject to risks associated with net capital requirements, and we may not be able to engage in operations that require significant capital.

        Many aspects of our business are subject to significant capital requirements. The SEC, CFTC, FINRA, FCA, NFA and various other domestic and international regulatory agencies have stringent rules and regulations with respect to the maintenance of specific levels of net capital by regulated entities

        Generally, net capital is defined as its net worth plus qualified subordinated debt less deductions for certain types of assets. While we expect to continue to maintain levels of capital in excess of regulatory minimums, there can be no assurance that this will be the case in the future. If we fail to maintain the required capital levels, we may be required to suspend our regulated operations during any period in which we are not in compliance with capital requirements, and may be subject to suspension or revocation of registration by the applicable regulator or withdrawal of authorization or other disciplinary action from domestic and international regulators, which would have a material adverse effect on our business. If these net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the intensive use of capital would be limited. Also, our ability to withdraw capital from our regulated subsidiaries is subject to restrictions, which in turn could limit our ability to pay dividends, repay debt or purchase shares of our common stock. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business, which could have a material adverse effect on our business. In addition, we may become subject to net capital requirements in other foreign jurisdictions in which we currently operate or which we may enter.

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

        We generally execute orders on a matched principal basis by entering into one side of a customer trade and entering into an offsetting trade with another party relatively quickly (often within minutes and generally on the same trading day). However, we may take unmatched positions for our own account primarily to facilitate the execution of existing customer orders. While we seek to minimize our exposure to market risk by entering into offsetting trades or a hedging transaction relatively quickly (often within minutes and generally on the same trading day), we may not always enter into an offsetting trade on the same trading day and any hedging transaction we may enter into may not fully offset our exposure. Therefore, although any unmatched positions are intended to be held short term, we may not entirely offset market risk and may be exposed to market risk for several days or more or to a partial extent or both. Our exposure varies based on the size of the overall positions, the terms and liquidity of the instruments brokered, and the amount of time the positions are held before we dispose of the position.

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

        We provide services and products to clients globally through offices in Europe, the Middle East, Africa, South America and Asia and we may seek to further expand our operations in the future. On a geographic basis, approximately 61%, 30% and 9% of our total revenues for the each of the years ended December 31, 2013 and 2012, were generated by our operations in Europe, the Middle East and Africa (EMEA), the Americas, which include operations in South America, and Asia-Pacific, respectively. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

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

        Our international operations are also subject to the political, legal and economic risks associated with politically unstable and less developed regions of the world, including the risk of war and other international conflicts and actions by governmental authorities, insurgent groups, terrorists and others. In addition, we are required to comply with the laws and regulations of foreign governmental and regulatory authorities of each country in which we conduct business. These may include laws, rules and regulations, including registration requirements. For example, in Europe, the European Commission published a formal proposal for the regulation of OTC derivatives, central clearing parties and trade repositories in September 2010, which is referred to as the EMIR. The proposed rules were issued in September of 2012 and became operational in the first quarter of 2014. Our compliance with these laws and regulations may be difficult and time consuming and may require significant expenditures and personnel requirements, and our failure to be in compliance would subject us to legal and regulatory liabilities.

        We may also experience difficulty in managing our international operations because of, among other things, competitive conditions overseas, established domestic markets, language and cultural differences and economic or political instability. For example, global markets and economic conditions have been negatively impacted by the ability of certain E.U. member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the E.U. governments' financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets. In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of E.U. members. This has also had an impact on the creditworthiness of customers and counterparties and has and may continue to limit the number of customers we are willing to do business with in this region. Any of these factors could have a material adverse effect on the success of our international operations or limit our ability to grow our international operations and, consequently, on our business, financial condition and operating results.

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

        Our ability to raise capital in the long-term or short-term debt capital markets or the equity capital markets has been and could continue to be adversely affected by conditions in the United States and international markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile. In particular, our cost and availability of raising debt capital may be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets, the strength of counterparties and other factors, including the continued impact of the Dodd-Frank Act and other pending legislation and regulatory proposals, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers in the financial industry. In addition, our credit rating may impact our ability to obtain to raise additional long or short term capital. See the Risk Factor captioned "Our business may be adversely affected by a reduction in our credit ratings." To the extent we need to raise additional capital, including for acquisitions or meeting increased capital requirements arising from growth in our brokerage business, we may not be able to obtain such additional financing on acceptable terms or on a timely basis, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or acquisitions, respond to competitive pressure or meet contractual, regulatory or other unanticipated requirements and as a result, our ability to conduct our business may be materially adversely affected.

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

        Our 8.375% Senior Notes, which were issued in July 2011 and will mature in July 2018 ("8.375% Senior Notes"), contain a provision that allows for the applicable per annum interest rate to increase up to a maximum of 200 basis points over the original interest rate if our credit rating is downgraded. The cumulative effect of our credit rating downgrades following the issuance of our 8.375% Senior Notes has resulted in an increase in the interest rate to the maximum rate per annum.

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

        We are party to a credit agreement with Bank of America N.A. and certain other lenders (the "Credit Agreement"). Pursuant to an assignment and assumption entered into by and among our lenders under the Credit Agreement, the maturity of the $18.75 million of the lender commitments that was to mature in December 2013 has been extended to December 2015. As a result, the Credit Agreement provides for $75 million in lender commitments that mature in December 2015. Under our Credit Agreement, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will meet those ratios. An adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative or additional financings could be obtained or, if obtained, would be on terms acceptable to us. A failure to comply with the covenants contained in our Credit Agreement could result in an event of default thereunder or under other agreements, which, if not cured or waived could have a material adverse effect on our business, financial condition and results of operations. In the event of any default under our Credit Agreement, the lenders may not be required to lend any additional amounts to us, or could elect to declare all indebtedness outstanding, together with any accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit. Such actions by the lenders could cause cross defaults under our other indebtedness, including the indenture governing our 8.375% Senior Notes.

Risks Related to Owning Our Stock

Jersey Partners has significant voting power and may take actions that may not be in the best interest of our other stockholders.

        Jersey Partners Inc. ("JPI"), in which our executive chairman and founder, Michael Gooch, is the controlling shareholder, owns approximately 38% of our outstanding common stock. Our chief executive officer, Colin Heffron, is also a minority shareholder of JPI. As a result, through JPI, Michael Gooch has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of Michael Gooch. This concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to our other stockholders, including actions that may be supported by our Board of Directors. The trading price for our common stock could be adversely affected if investors perceive disadvantages to owning our stock as a result of this significant concentration of share ownership.

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

        As of December 31, 2013, we had registered under the Securities Act of 1933, as amended (the "Securities Act"), an aggregate of 139,164 shares of our common stock which are reserved for issuance upon the exercise of outstanding options under our 2002 Stock Option Plan. In addition, as of December 31, 2013, we had registered under the Securities Act an aggregate of 38,200,000 shares of our common stock available for issuance under our 2008 Equity Incentive Plan in connection with existing and new grants of restricted stock units, stock options or similar types of equity compensation awards to our employees. Based on outstanding grants at December 31, 2013, there are 5,234,834 shares of our common stock available for future grants of awards under the 2008 Equity Incentive Plan. These shares can be sold in the public market upon issuance, subject to any vesting requirements and restrictions under the securities laws applicable to resale by affiliates. These sales might impact the liquidity of our common stock and might have a dilutive effect on existing stockholders making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We may be required to recognize impairments of our goodwill or other intangible assets, which could adversely affect our results of operations or financial condition.

        Accounting standards require periodic testing for the impairment of goodwill and intangible assets and any such non-cash charges in the future could have a material impact on our stockholders equity and our results of operations during a particular period. For example, in the fourth quarter of 2013, we recorded an $18.9 million goodwill impairment charge in our Clearing and Backed Trading reporting unit and a $0.7 million impairment charge related to identifiable intangible assets in our Americas brokerage reporting unit.

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

        Changes to our business plans, increased macroeconomic weakness, declines in operating results and decreased market capitalization may result in our having to perform an interim goodwill impairment test or an intangible asset impairment test. These types of events and the resulting analysis could result in further goodwill or intangible asset impairment charges in future periods.

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

        Our U.S. operations also lease office space in Sugar Land (TX) and Iselin (NJ). Our foreign operations lease office space in London, Paris, Nyon, Madrid, Hong Kong, Seoul, Singapore, Manila, Sydney, Cape Town, Santiago, Bogota, Buenos Aires, Lima, Dubai, Dublin, Tel Aviv, Tokyo and Mexico City. We believe our facilities will be adequate for our operations for the next twelve months. The properties we occupy are used across all of our business segments, as well as for corporate purposes.

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

        One of our European subsidiaries is currently defending a claim that they improperly hired a number of employees of a competitor over a period of time. Although the case is in its preliminary stages, the claimant is seeking a multi-million dollar award. We intend to vigorously defend against this action and believe that we have substantial defenses to the claims and damages asserted against us.

        Based on currently available information, the outcomes of our outstanding legal proceedings are not expected to have a material adverse impact on our financial position. However, the outcome of any such matters may be material to our results of operations or cash flows in a given period. It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of our outstanding matters will not significantly exceed any reserves accrued by us.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

        Our common stock has been listed on the New York Stock Exchange Euronext ("NYSE Euronext") under the symbol "GFIG" since October 5, 2010. Prior to that date our common stock was listed on the Nasdaq Global Select Market since January 26, 2005. Prior to that time, there was no public market for our common stock. Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of our common stock as reported on NYSE Euronext in the first quarter of 2012 through the fourth quarter of 2013.

	Common Stock Price Ranges
			Cash Dividend Declared
	High	Low
Year Ended December 31, 2013
First Quarter	$3.71	$3.07	$0.00
Second Quarter	4.44	3.25	0.05
Third Quarter	4.58	3.78	0.05
Fourth Quarter	4.00	3.16	0.05
Year Ended December 31, 2012
First Quarter	$4.93	$3.64	$0.05
Second Quarter	3.79	2.20	0.05
Third Quarter	3.60	2.69	0.05
Fourth Quarter	3.40	2.38	0.10

Holders of Record

        As of February 28, 2014, we had approximately 32 holders of record of our common stock.

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

Stock Performance Graph

        The following performance graph shows a comparison, from December 31, 2008 through December 31, 2013, of the cumulative total return for our common stock, the NYSE Composite Index, the Nasdaq Other Financial Index and our peer group. The peer group is comprised of ICAP Plc, Tullet Prebon Plc, Compagnie Financiere Tradition, MarketAxess Holdings Inc., BGC Partners Inc., Deutsche Börse Group, ICE and the CME Group Inc.

        The performance graph assumes that the value of the initial investment in the Company's common stock, each index and the peer group was $100 on December 31, 2008 and that all dividends have been reinvested. Such returns are based on historical results and are not intended to suggest future performance. The returns of each company within the peer group have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

COMPARISON OF CUMULATIVE TOTAL RETURN

Equity Compensation Plan Information

        For the information concerning securities authorized for issuance under our equity compensation plans, see Part III "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K.

Purchase of Equity Securities

        The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended December 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October
Employee Transactions(a)	62,682	$3.48
November
Employee Transactions(a)	3,585	$3.78
December
Employee Transactions(a)	33,980	$3.91

(a)
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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the five years ended December 31, 2013. This selected consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the notes thereto contained in Part II-Item 8 in this Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues
Agency commissions	$461,691	$484,386	$561,026	$534,239	$481,326
Principal transactions	183,714	211,159	235,580	215,563	270,378

Total brokerage revenues	645,405	695,545	796,606	749,802	751,704
Clearing services revenues	139,136	118,011	112,735	41,878	—
Interest income from clearing services	2,193	1,964	2,300	671	—
Equity in net earnings of unconsolidated businesses	8,166	8,569	10,466	3,974	1,574
Software, analytics and market data	90,538	84,153	73,620	60,637	54,347
Other income, net	16,012	16,345	19,746	5,640	12,656

Total revenues	$901,450	$924,587	$1,015,473	$862,602	$820,281
Total interest and transaction-based expenses	154,490	137,542	134,702	67,558	30,354

Revenues, net of interest and transaction-based expenses	746,960	787,045	880,771	795,044	789,927

Expenses
Compensation and employee benefits	516,222	546,501	627,368	558,248	583,315
Other expenses(1)	252,083	241,801	253,321	204,993	183,342

Total other expenses	768,305	788,302	880,689	763,241	766,657

(Loss) income before (benefit from) provision for income taxes	(21,345)	(1,257)	82	31,803	23,270
(Benefit from) provision for income taxes	(2,273)	8,387	2,647	5,884	6,982

Net (loss) income before attribution to non-controlling stockholders	(19,072)	(9,644)	(2,565)	25,919	16,288
Less: Net income attributable to non-controlling interests	926	309	616	304	—

GFI's net (loss) income	$(19,998)	$(9,953)	$(3,181)	$25,615	$16,288

Earnings Per Share
Basic (loss) earnings per share available to common stockholders	$(0.17)	$(0.09)	$(0.03)	$0.21	$0.14

Diluted (loss) earnings per share available to common stockholders	$(0.17)	$(0.09)	$(0.03)	$0.20	$0.13

Weighted average number of shares outstanding
Basic	119,052,908	116,014,202	118,334,995	120,275,918	118,178,493
Diluted	119,052,908	116,014,202	118,334,995	125,522,128	121,576,767
Dividends declared per share of common stock	$0.15	$0.25	$0.20	$0.45	$0.20

(1)
Other expenses is Total other expenses excluding Compensation and employee benefits.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands except headcount data)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$174,606	$227,441	$245,879	$313,875	$342,379
Total assets(1)	1,161,542	1,180,061	1,190,549	1,273,804	954,874
Total debt	250,000	250,000	250,000	192,446	173,688
Total stockholders' equity	407,276	425,082	447,212	494,111	487,502
Selected Statistical Data:
Brokerage personnel headcount(2)	1,121	1,188	1,271	1,161	1,082
Employee headcount	2,087	2,062	2,176	1,990	1,768
Broker productivity for the period(3)	$560	$562	$647	$669	$705
Brokerage Revenues by Geographic Region:
Americas	$260,503	$274,498	$311,519	$293,344	$325,359
Europe, Middle East & Africa	314,417	345,069	392,895	379,660	364,752
Asia	70,485	75,978	92,192	76,798	61,593

Total	$645,405	$695,545	$796,606	$749,802	$751,704

(1)
Total assets included receivables from brokers, dealers and clearing organizations of $295.7 million, $252.7 million, $251.8 million, $270.7 million, and $98.8 million at December 31, 2013, 2012, 2011, 2010 and 2009, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business, which have not settled as of the respective reporting dates, as well as balances with clearing organizations. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations, and to clearing customers, for these unsettled transactions.

(2)
Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2013, we employed 941 brokers and 180 trainees and clerks.

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

Market Volumes and Volatility

        Recent Activity in Underlying Markets.    We believe that overall market volatility was lower in the year ended December 31, 2013 as compared to 2012 and that lower volatility led, in part, to decreased trading volumes for the year. We also believe that trading volumes were adversely impacted by the broad market uncertainties surrounding the CFTC-regulated SEFs compliance deadline in October 2013. These factors led to difficult trading conditions in the second half of 2013.

        The level of organic growth or contraction in the OTC derivatives markets we serve, as well as our market share within any particular market, has historically been difficult to measure on a timely basis as there are only a few independent, objective measures of the outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes. Therefore, to help gauge growth or contraction in any particular quarter or year, management has looked to the published results of large OTC derivatives dealers and certain futures and derivative exchanges as potential indicators of transactional activity in the related OTC derivative markets. In future periods, as SEFs and swap data repositories report their daily trading volumes pursuant to applicable CFTC regulations, management expects such data to provide an indication of overall market size and our relative market share within such derivative markets.

        OTC market volumes generally declined across most asset classes during the year ended December 31, 2013, as compared to the year ended December 31, 2012. OTC markets continued to confront regulatory, market and economic uncertainties, as well as continuing low short-term interest rates globally. The level of the Chicago Board Options Exchange Volatility Index ("VIX"), on average, was approximately 20% lower during the year ended December 31, 2013 when compared to the prior year. Similarly, the BAML Global Financial Stress Index was, on average, substantially lower during 2013 when compared to 2012. We believe that these indexes provide valuable proxies for the overall volatility across our four brokerage product categories. However, it should be noted that volatility events can affect each of our product categories to varying degrees.

        Fixed Income Volumes.    Our fixed income product category is comprised of revenues related to the brokerage of cash and derivative fixed income products. Fixed income volumes typically correlate with fluctuations in interest rates, market volatility and the level of bond issuances. BrokerTec, a leading electronic trading platform in the fixed income market, reported increased average daily volumes ("ADV") of 8% in 2013 vs. 2012. Similarly, the Securities Industry and Financial Markets Association ("SIFMA") reported an increase in the ADV of U.S. corporate debt of 8% and an increase in corporate bond issuance of 1% for the year ended December 31, 2013, as compared to the prior year. However, ICE reported a 15% decline in its credit default swap trade execution revenues compared with the prior year. Despite some of these positive metrics, dealer banks and wholesale brokers generally reported declines in their fixed income revenues for 2013, as compared to the prior year, which they attributed to difficult trading conditions. In comparison, our brokerage revenues from fixed income products declined 7% in the year ended December 31, 2013, as compared to the prior year.

        Interest Rate and Foreign Exchange Volumes.    Our financial product category largely consists of revenues related to the brokerage of foreign exchange and interest rate derivative products. Foreign exchange volumes generally increased for the year ended December 31, 2013, compared to the same period in the prior year, primarily driven by volatility in the first half of the year from diverging U.S. and Japanese monetary policy. It should be noted that market conditions were notably different in the latter half of the year with lower market volatility and regulatory uncertainty negatively impacting volumes. CME foreign exchange futures ADVs increased 5% in 2013, as compared to 2012, while EBS, an electronic trading platform for spot currencies, reported a 6% decrease in volumes year over year. Reported volumes for interest rate products generally increased during the year ended December 31, 2013, as compared to 2012, with CME reporting a 22% increase in interest rate futures ADVs in 2013, as compared to the prior year. Our brokerage revenues from financial products increased 4% in the year ended December 31, 2013, compared to the prior year.

        Equity Volumes.    Our equity product category consists of revenues related to the brokerage of cash equity and equity derivative products. Equity derivative volumes in Europe and the U.S. generally declined in 2013, due to lower market volatility. International Securities Exchange's equity derivative volumes declined 5%, and Eurex European equity derivative volumes decreased 6% in 2013 as compared to the prior year. ADVs for NYSE Euronext's U.S. cash products declined 11% while its European cash products decreased 5%, year over year. Our brokerage revenues from equity products declined 14% from the prior year.

        Commodity Volumes.    Our commodity product category consists of revenues related to the brokerage of a wide range of energy products, and to a lesser extent, other commodity products. We believe that overall energy notional volumes declined in the U.S. from a year ago due to regulatory, market and economic uncertainty. CME's Energy futures ADVs decreased 1% in 2013 from the prior year, while ICE's energy futures volumes increased 1%. In addition, the annual average rate per contract ("RPC") declined approximately 13% and 4% for CME and ICE, respectively, when compared to the prior year. We believe that the decline in RPC was due to product mix, the introduction of mini contracts which trade in a smaller notional value than standard energy contracts and volume/pricing incentives. Our brokerage revenues from commodity products declined 13% in 2013.

        Clearing Services Volumes.    Our Kyte subsidiary's clearing operations are subject to many of the same drivers that influence OTC market volumes. Although market-wide trading volumes were generally lower in 2013, Kyte's clearing revenues increased by 18%, largely due to increased trading activity and the mix of products and exchanges utilized by existing clearing service customers. Kyte's clearing services revenues include the exchange fees that Kyte charges to its clients but then passes on to the exchanges.

Competitive and Regulatory Environment

        Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our services or competition for qualified personnel with extensive experience in the specialized markets we serve. We currently compete for the services of skilled brokerage personnel with other wholesale market participants and, more broadly, we compete for the services of highly qualified technology development personnel. We believe that the demand for productive brokers has lessened in recent periods, as the wholesale brokerage industry has been impacted by lower trading volumes and sluggish trading conditions in certain markets we serve. However, we believe that there is increased competition to provide brokerage services to a smaller number of market participants in the near term as dealers continue to exit or reduce their proprietary trading operations.

        In addition, we believe that the continued regulatory uncertainty in certain markets has resulted in lower trading volumes and fewer participants in these markets. GFI Swaps Exchange LLC, our SEF platform, was temporarily registered as a SEF by the CFTC in September 2013 and many of the rules governing the operation of a multi-lateral trading platform for swaps in the U.S. became effective on October 2, 2013. The requirements for SEF trading are still in their infancy and there remains significant confusion regarding the interpretation of these regulations and their cross-border application. This continues to create uncertainty and depressed volumes, as market participants work to understand how to structure their global business and trading. Additionally, the SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. However, in the long run, we remain optimistic that the regulatory reform of recent years, including requirements for enhanced regulatory transparency, central clearing and efficient execution, will benefit and enable growth in the global derivatives markets.

Technology Development

        Over the past year, we have continued to expand our proprietary electronic trade execution capabilities for our SEF and non-SEF businesses, as well as the number of users of our hybrid electronic trading platforms. We believe the impact of the Dodd-Frank Act will encourage the growth of hybrid electronic trading for a number of products we broker and we believe that our technological capability will position us well in the future as regulatory rules are finalized and implemented. For example, revenues from our electronic matching sessions have approximately tripled in cash fixed income products and doubled in fixed income derivatives in the fourth quarter of 2013 compared to the same quarter of 2012.

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

Financial Overview

        Our results of operations are significantly impacted by the amount of revenues we generate and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three year period ended December 31, 2013:

        Our total revenues decreased 2.5% to $901.5 million for the year ended December 31, 2013 from $924.6 million for the year ended December 31, 2012. The main factors contributing to this decrease in our revenues were:

  •
  Regulatory uncertainty surrounding the SEF compliance deadline in October of 2013, which we believe led to lower trading volumes in the second half of 2013, compared to the same period in the prior year;

  •
  Lower volatility in many of the markets in which we provide brokerage services which adversely impacted trading volumes; and

  •
  The reduction in brokerage personnel headcount and the closure of certain unprofitable brokerage desks globally.

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

  •
  Increased customer usage of our electronic trading platforms and matching sessions; and

  •
  The continued strong performance of our Trayport and FENICS® subsidiaries, which led to an increase in our software, analytics and market data revenue.

        The most significant component of our cost structure is employee compensation and benefits, which includes salaries, amortization of sign-on and retention bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and benefits expense decreased 5.5% to $516.2 million for the year ended December 31, 2013 from $546.5 million for the year ended December 31, 2012.

        Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees, while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $151.6 million for the year ended December 31, 2013 from $170.4 million for the year ended December 31, 2012.

        Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units ("RSUs"), or a combination of the two, and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee's employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses was $34.5 million for the year ended December 31, 2013, as compared to $34.6 million for the year ended December 31, 2012.

Results of Consolidated Operations

        The following table sets forth our consolidated results of operations for the periods indicated:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Revenues
Agency commissions	$461,691	$484,386	$561,026
Principal transactions	183,714	211,159	235,580

Total brokerage revenues	645,405	695,545	796,606
Clearing services revenues	139,136	118,011	112,735
Interest income from clearing services	2,193	1,964	2,300
Equity in net earnings of unconsolidated businesses	8,166	8,569	10,466
Software, analytics and market data	90,538	84,153	73,620
Other income, net	16,012	16,345	19,746

Total revenues	901,450	924,587	1,015,473
Interest and transaction-based expenses
Transaction fees on clearing services	134,165	113,726	108,283
Transaction fees on brokerage services	19,755	22,843	24,541
Interest expense from clearing services	570	973	1,878

Total interest and transaction-based expenses	154,490	137,542	134,702

Revenues, net of interest and transaction-based expenses	746,960	787,045	880,771

Expenses
Compensation and employee benefits	516,222	546,501	627,368
Communications and market data	53,875	60,760	60,728
Travel and promotion	30,853	35,850	40,011
Rent and occupancy	28,380	23,667	24,664
Depreciation and amortization	33,295	36,624	38,943
Professional fees	24,527	23,238	27,413
Interest on borrowings	30,297	26,885	25,759
Impairment of goodwill and intangibles	19,602	—	—
Other expenses	31,254	34,777	35,803

Total other expenses	768,305	788,302	880,689

(Loss) income before provision for income taxes	(21,345)	(1,257)	82
(Benefit from) provision for income taxes	(2,273)	8,387	2,647

Net loss before attribution to non-controlling stockholders	(19,072)	(9,644)	(2,565)
Less: Net income attributable to non-controlling interests	926	309	616

GFI's net loss	$(19,998)	$(9,953)	$(3,181)

        The following table sets forth our consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses for the periods indicated:

	Year ended December 31,
	2013	2012	2011
Revenues
Agency commissions	61.8%	61.5%	63.7%
Principal transactions	24.6	26.8	26.7

Total brokerage revenues	86.4	88.3	90.4
Clearing services revenues	18.6	15.0	12.8
Interest income from clearing services	0.3	0.2	0.3
Equity in net earnings of unconsolidated businesses	1.1	1.1	1.2
Software, analytics and market data	12.1	10.7	8.4
Other income, net	2.2	2.1	2.2

Total revenues	120.7%	117.4%	115.3%
Interest and transaction-based expenses
Transaction fees on clearing services	18.0	14.4	12.3
Transaction fees on brokerage services	2.6	2.9	2.8
Interest expense from clearing services	0.1	0.1	0.2

Total interest and transaction-based expenses	20.7%	17.4%	15.3%

Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	69.1	69.4	71.2
Communications and market data	7.2	7.7	6.9
Travel and promotion	4.1	4.6	4.6
Rent and occupancy	3.8	3.0	2.8
Depreciation and amortization	4.5	4.7	4.4
Professional fees	3.3	3.0	3.1
Interest on borrowings	4.1	3.4	2.9
Impairment of goodwill and intangibles	2.6	0.0	0.0
Other expenses	4.2	4.4	4.1

Total other expenses	102.9%	100.2%	100.0%

(Loss) income before provision for income taxes	(2.9)%	(0.2)%	0.0%
(Benefit from) provision for income taxes	(0.3)	1.1	0.3

Net loss before attribution to non-controlling stockholders	(2.6)%	(1.3)%	(0.3)%
Less: Net income attributable to non-controlling interests	0.1	0.0	0.1

GFI's net loss	(2.7)%	(1.3)%	(0.4)%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

  Net Loss

        GFI's net loss for the year ended December 31, 2013 increased $10.0 million to $20.0 million from a net loss of $10.0 million for the year ended December 31, 2012. Total revenues decreased by $23.1 million, or 2.5%, to $901.5 million in 2013 from $924.6 million in the prior year. The net decrease in total revenues was primarily due to lower brokerage revenues, which decreased $50.1 million, or 7.2%, largely due to the factors set forth above under the "Financial Overview" section, partially offset by higher Clearing services revenues due to increased trading activity and a variation in the mix of products and exchanges utilized by new and existing clearing service customers of our Kyte subsidiary.

        Total interest and transaction-based expenses increased $17.0 million to $154.5 million in 2013. The increase was primarily due to higher transaction fees on clearing services at our Kyte subsidiary, due to the same factors mentioned above and discussed in more detail below under the heading "Interest and Transaction-Based Expenses".

        Total expenses, excluding interest and transaction-based expenses, decreased by $20.0 million, or 2.5%, to $768.3 million for 2013. The decrease was primarily due to lower performance bonus expense on lower brokerage revenues in 2013, as well as lower costs due to initiatives implemented during the past two years to rationalize our cost structure including, (i) lower salary expense on reduced brokerage personnel headcount, (ii) lower costs for communications and market data and (iii) lower travel and promotion expenses. Partially offsetting these decreases was an aggregate non-cash impairment charge of $19.6 million in 2013.

  Revenues

        The following table sets forth the changes in revenues for the year ended December 31, 2013, as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2013	%*	2012	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$175,691	23.5%	$188,328	23.9%	$(12,637)	(6.7)%
Equity	116,579	15.6	135,826	17.2	(19,247)	(14.2)
Financial	191,836	25.7	185,062	23.5	6,774	3.7
Commodity	161,299	21.6	186,329	23.7	(25,030)	(13.4)

Total brokerage revenues	645,405	86.4	695,545	88.3	(50,140)	(7.2)
Clearing services revenues	139,136	18.6	118,011	15.0	21,125	17.9
Other revenues	116,909	15.7	111,031	14.1	5,878	5.3

Total revenues	901,450	120.7	924,587	117.4	(23,137)	(2.5)

Interest and transaction-based expenses	154,490	20.7	137,542	17.4	16,948	12.3

Revenues, net of interest and transaction-based expenses	$746,960	100.0%	$787,045	100.0%	$(40,085)	(5.1)%

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2013 as compared to 2012

        Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the year ended December 31, 2013 as compared to 2012.

  •
  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories was $560 thousand for 2013 and remained relatively unchanged when compared to 2012.

  •
  Fixed income product brokerage revenues decreased $12.6 million, or 6.7%, in 2013 compared to 2012. Revenues from cash fixed income products decreased approximately 3.9% and revenues from fixed income derivative products decreased by 11.0% in the year. The overall decrease in fixed income product revenue was largely due to lower market volatility and regulatory concerns partially offset by additional revenues from the hiring of new fixed income brokerage personnel. Our average monthly brokerage personnel headcount for fixed income products increased by 9 to 330 employees in 2013.

  •
  Equity product brokerage revenues decreased $19.2 million, or 14.2%, in 2013. The decrease was primarily attributable to lower cash equity and equity derivative trading volumes in Europe and the U.S., and reduced brokerage personnel headcount in this product category. The revenue decline generally correlates with the volume declines in the equity exchange markets. Our average monthly brokerage personnel headcount for equity products decreased by 35 to 182 employees in 2013.

  •
  Financial product brokerage revenues increased $6.8 million, or 3.7%, in 2013. The increase was primarily attributable higher market volatility in the first half of 2013 related to divergent monetary policy in the U.S. and Japan. This increase was partially offset by reduced brokerage personnel headcount in this product category and regulatory concerns in the latter half of 2013. Our average monthly brokerage personnel headcount for financial products decreased by 22 to 369 employees in 2013.

  •
  The decrease in commodity product brokerage revenues of $25.0 million, or 13.4%, in 2013 was due, in part, to lower energy trading volumes in the U.S. and reduced brokerage personnel headcount in this product category. We believe that trading volumes in commodity products were impacted by (i) uncertainty surrounding the regulatory landscape for certain market participants and transactions, and (ii) the reduced trading operations of certain commodities dealers. The revenue decline generally correlates with the revenue decline across OTC and exchange markets in this product category. Our average monthly brokerage personnel headcount for commodity products decreased by 36 to 272 employees in 2013.

  Clearing Services Revenue

  •
  Clearing services revenues increased by 17.9% to $21.1 million for 2013, due to an increase in the number of trades cleared by our Kyte subsidiary. Clearing services revenues consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

  Other Revenues

  •
  Other revenues were comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2013	2012	Increase (Decrease)	%*
Software, analytics and market data	$90,538	$84,153	$6,385	7.6%
Equity in net earnings of unconsolidated businesses	8,166	8,569	(403)	(4.7)
Remeasurement of foreign currency transactions and balances	2,039	(3,635)	5,674	156.1
Net realized and unrealized (losses) gains from foreign currency hedges	(2,130)	2,011	(4,141)	(205.9)
Interest income on short-term investments	717	801	(84)	(10.5)
Interest income from clearing services	2,193	1,964	229	11.7
Other	15,386	17,168	(1,782)	(10.4)

Total other revenues	$116,909	$111,031	$5,878	5.3%

          Other revenues increased by $5.9 million to $116.9 million for the year ended December 31, 2013. This increase was largely related to (i) an increase in software revenues at our Trayport and FENICS® subsidiaries, due to expansion of their customer base and their products and services offered, and (ii) a net increase of $5.7 million related to the remeasurement of foreign currency transactions and balances, including a translation gain on the liquidation of a foreign subsidiary of $1.6 million. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

          Offsetting this increase in Other revenues was (i) a net decrease of $4.1 million in net realized and unrealized gains (losses) related to foreign currency forward contracts and (ii) a net decrease of $1.8 million in Other, which was due, in large part, to a decrease in our estimated future purchase commitment to acquire the residual 30% equity interest in Kyte when compared to the prior year.

  Interest and Transaction-Based Expenses

  •
  The increase in total interest and transaction-based expenses of $16.9 million in 2013 was primarily due to an increase in the number of trades cleared by our Kyte subsidiary. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade, which they pass through to their customers and which are therefore included in equal amounts in both revenues and expenses. The gross margin on clearing services revenues remained consistent at 3.6% for the year.

  Expenses

        The following table sets forth the changes in expenses for the year ended December 31, 2013 as compared to the same period in 2012 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2013	%*	2012	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$516,222	69.1%	$546,501	69.4%	$(30,279)	(5.5)%
Communications and market data	53,875	7.2	60,760	7.7	(6,885)	(11.3)
Travel and promotion	30,853	4.1	35,850	4.6	(4,997)	(13.9)
Rent and occupancy	28,380	3.8	23,667	3.0	4,713	19.9
Depreciation and amortization	33,295	4.5	36,624	4.7	(3,329)	(9.1)
Professional fees	24,527	3.3	23,238	3.0	1,289	5.5
Interest in borrowings	30,297	4.1	26,885	3.4	3,412	12.7
Impairment of goodwill and intangibles	19,602	2.6	—	0.0	19,602	100.0
Other expenses	31,254	4.2	34,777	4.4	(3,523)	10.1

Total other expenses	$768,305	102.9%	$788,302	100.2%	$(19,997)	(2.5)%

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2013 as compared to 2012

  Compensation and Employee Benefits

  •
  The $30.3 million decrease in compensation and employee benefits expense for 2013 was primarily due to (i) lower broker performance bonus expense resulting from lower brokerage revenues, (ii) lower salary expense on reduced brokerage personnel headcount and (iii) initiatives implemented in the last two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

  •
  Total compensation and employee benefits, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 69.1% in 2013 from 69.4% in the prior year.

  •
  Performance bonus expense represented 35.3% and 36.7% of total compensation and employee benefits expense for the years 2013 and 2012, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 7.1% and 7.0% of total compensation and employee benefits expense for 2013 and 2012, respectively.

  All Other Expenses

  •
  The decrease in communications and market data expense of $6.9 million for 2013 was primarily due to a reduction in brokerage headcount, as well as cost savings initiatives implemented during the past two years.

  •
  The decrease in travel and promotion expense of $5.0 million in 2013 was predominantly due to a reduction in brokerage headcount and our efforts to reduce travel and promotion expense.

  •
  The increase in rent and occupancy expense of $4.7 million was primarily due to a gain of $3.2 in the prior year related to an adjustment of a loss accrual on a sublease of our former headquarters.

  •
  During 2013, we recorded non-cash charges of $19.6 million related to the impairment of goodwill and certain intangible assets. The most significant of these charges was a non-cash, pre-tax charge of $18.9 million recorded during the fourth quarter of 2013 within our Clearing and Backed Trading reporting unit. This impairment was largely due to a decrease in the forecasted cash flows of our Kyte subsidiary, reflecting a decrease in the expected revenues and margins previously estimated by management.

  Income Taxes

  •
  We recorded a benefit from income taxes of $2.3 million for the year ended December 31, 2013, as compared to a provision for income taxes of $8.4 million for the year ended December 31, 2012. The net decrease in income taxes was primarily due to: (i) changes in the geographic mix of our profits, (ii) a tax benefit under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (iii) a tax benefit arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iv) the release of a reserve in a foreign subsidiary where the statute of limitations has now expired.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

  Net Loss

        GFI's net loss for the year ended December 31, 2012 increased $6.8 million to $10.0 million from a net loss of $3.2 million for the year ended December 31, 2011. Total revenues decreased by $90.9 million, or 9.0%, to $924.6 million in the year ended December 31, 2012 from $1.02 billion in the prior year. The decrease in total revenues was primarily due to lower brokerage revenues, which decreased $101.1 million, or 12.7%, partially offset by a net increase in "Other Revenues," as described in more detail below.

        Total interest and transaction-based expenses increased $2.8 million to $137.5 million in 2012. The increase resulted from higher transaction fees on clearing services at our Kyte subsidiary primarily due to the mix of products and exchanges utilized by existing and new customers.

        Total expenses, excluding interest and transaction-based expenses, decreased by $92.4 million, or 10.5%, to $788.3 million for 2012 from $880.7 million for 2011. The decrease in total other expenses was largely attributable to a decrease in compensation and employee benefits expense, which resulted primarily from (i) lower performance bonus expense as a result of lower brokerage revenues and (ii) initiatives implemented during the latter part of 2011 and throughout 2012 to reduce our aggregate compensation expense. The decrease was also due to lower travel and promotion expenses and professional fees.

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

  •
  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories was $562 thousand for 2012 and decreased by approximately 13.1% as compared to 2011.

  •
  Fixed income product brokerage revenues decreased $46.2 million, or 19.7%, in 2012 compared to 2011. Revenues from fixed income derivative and cash products decreased approximately 34.4% and 5.9%, respectively, as compared to the year ended December 31, 2011. This decrease was partially due to lower trading volumes attributable, in part, to pending reform in the swaps market, as well as poor global economic conditions, continued low interest rates, market uncertainty and the ongoing sovereign debt issues in the Eurozone. Our average monthly brokerage personnel headcount for fixed income products decreased by 21 to 321 in 2012.

  •
  Equity product brokerage revenues decreased $39.0 million, or 22.3%, in 2012 compared to 2011. The decrease was primarily attributable to reduced cash equity and equity derivative trading volumes in the U.S. and Europe. This decrease was consistent with the decline in equity volumes reported in the broader exchange-traded cash and derivatives markets. Our average monthly brokerage personnel headcount for equity products decreased by 27 to 217 in 2012.

  •
  Financial product brokerage revenues decreased $6.6 million, or 3.5%, in 2012 compared to 2011. The decrease was primarily due to slow trading conditions in emerging markets in Latin America and Asia, partially offset by revenues from our new brokerage desks in France and Switzerland, which commenced operations in October of 2011. Our average monthly brokerage personnel headcount for financial products increased by 58 to 391 in 2012.

  •
  Commodity product brokerage revenues decreased $9.2 million, or 4.7%, in 2012 compared to 2011. We believe that this decrease was largely attributable to regulatory uncertainty as it relates to the U.S. energy markets and the conversion of OTC swaps to exchange-traded futures contracts in many North American energy products during the fourth quarter of 2012. Partially offsetting this decrease was an increase in commodity brokerage revenues due to growth in certain energy and metals businesses and the addition of new desks in the U.S. and Europe. Our average monthly brokerage personnel headcount for commodity products decreased by 3 to 308 in 2012.

  Clearing Services Revenue

  •
  Clearing services revenues increased by 4.7%, or $5.3 million, in 2012 to $118.0 million due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers partially offset by a decrease in the number of trades cleared by our Kyte subsidiary. Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

  Other Revenues

  •
  Other revenues were comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2012	2011	Increase (Decrease)	%*
Software, analytics and market data	$84,153	$73,620	$10,533	14.3%
Equity in net earnings of unconsolidated businesses	8,569	10,466	(1,897)	(18.1)
Remeasurement of foreign currency transactions and balances	(3,635)	(220)	(3,415)	(1,553.3)
Net realized and unrealized gains (losses) from foreign currency hedges	2,011	(415)	2,426	584.6
Interest income on short-term investments	801	1,310	(509)	(38.9)
Interest income from clearing services	1,964	2,300	(336)	(14.6)
Other	17,168	19,071	(1,903)	(10.0)

Total other revenues	$111,031	$106,132	$4,899	4.6%

          Other revenues increased by $4.9 million to $111.0 million for the year ended December 31, 2012 from $106.1 million for the year ended December 31, 2011. This increase was largely related to an increase in our software, analytics and market data revenues of $10.5 million, which was primarily attributable to an increase in software revenues at our Trayport subsidiary, due to expansion of their customer base and products and services offered. Other revenues also increased due to a $2.4 million increase in net realized and unrealized gains related to foreign currency forward contracts used to hedge certain non-U.S. dollar assets and revenues. Partially offsetting these increases was a $3.4 million net decrease in Other revenues related to the remeasurement of foreign currency transactions and balances and a net decrease of $1.9 million in net earnings of unconsolidated businesses. The foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

  Interest and Transaction-Based Expenses

  •
  The increase in total interest and transaction-based expenses of $2.8 million for the year ended December 31, 2012 was due to an increase in transaction fees on clearing services of $5.4 million which are entirely related to the clearing operations of our Kyte subsidiary. This increase was primarily due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers partially offset by a decrease in the number of trades cleared. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on behalf of its clients, which are mostly pass-through costs and are therefore included in equal amounts in both revenues and expenses. This increase was partially offset by a decrease in transaction fees on brokerage services of $1.7 million due to a decrease in brokerage revenues executed on a matched principal basis, for which we typically incur transaction-based expenses, such as clearing fees.

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

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2012 as compared to 2011

  Compensation and Employee Benefits

  •
  The $80.9 million decrease in compensation and employee benefits expense for 2012 was primarily due to lower broker performance bonus expense resulting from lower brokerage revenues and initiatives implemented in the latter part of 2011 and throughout 2012 to reduce our aggregate compensation expense. Compensation expense was also higher in 2011 due to a $19.4 million charge taken in that year related to severance and other restructuring expenses.

  •
  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 69.4% in 2012 from 71.2% in the prior year.

  •
  Performance bonus expense represented 36.7% and 43.3% of total compensation and employee benefits expense for the year ended December 31, 2012 and 2011, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 7.0% and 7.7% of total compensation and employee benefits expense for the years 2012 and 2011, respectively.

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

  •
  The increase in interest on borrowings of $1.1 million was due to the July 2011 issuance of $250.0 million of 8.375% Senior Notes, which led to an increase in borrowings outstanding and a higher average effective interest rate on long-term debt obligations during the year ended December 31, 2012. This increase was largely offset by $6.0 million in bond redemption costs recognized in the third quarter of 2011 associated with our July 2011 redemption of the entire $60.0 million principal amount of our then-outstanding 7.17% senior secured notes, which were due in January 2013 ("7.17% Senior Notes").

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

Results of Segment Operations

        Based on the nature of our operations, products and services in each geographic region, we determined that we have four reportable segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa ("EMEA") Brokerage, (iii) Asia Brokerage and (iv) Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Our Clearing and Backed Trading segment encompasses our clearing, risk management, settlement and other back-office services, as well as the capital we provide to start-up trading groups, small hedge funds, market-makers and individual traders. All Other includes the results of our software, analytics and market data operations. All Other also includes revenues and expenses that are not directly assignable to one of our reportable segments, primarily consisting of indirect costs related to our brokerage segments as well as all our corporate business activities.

        The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment:

	For the Year Ended December 31, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$261,729	$306,509	$67,565	$176,319	$89,328	$901,450
Revenues, net of interest and transaction-based expenses	250,733	297,458	67,223	40,785	90,761	746,960
Other expenses	181,042	215,107	51,700	57,187	263,269	768,305
Income (loss) before income taxes	69,691	82,351	15,523	(16,402)	(172,508)	(21,345)

	For the Year Ended December 31, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$276,350	$338,504	$71,927	$159,877	$77,929	$924,587
Revenues, net of interest and transaction-based expenses	262,560	328,722	71,813	44,597	79,353	787,045
Other expenses	192,912	245,388	56,738	37,909	255,355	788,302
Income (loss) before income taxes	69,648	83,334	15,075	6,688	(176,002)	(1,257)

	For the Year Ended December 31, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$313,483	$386,012	$82,903	$164,882	$68,193	$1,015,473
Revenues, net of interest and transaction-based expenses	299,590	374,802	82,839	54,104	69,436	880,771
Other expenses	218,282	286,680	67,306	44,908	263,513	880,689
Income (loss) before income taxes	81,308	88,122	15,533	9,196	(194,077)	82

Segment Results for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

  Total Revenues

  •
  Total revenues for Americas Brokerage decreased $14.7 million, or 5.3%, to $261.7 million in 2013. Total revenues for EMEA Brokerage decreased $32.0 million, or 9.5%, to $306.5 million for the year. Total revenues for Asia Brokerage decreased $4.3 million, or 6.1%, to $67.6 million for the year ended December 31, 2013 from $71.9 million for the year ended December 31, 2012. Total revenues for our three brokerage segments decreased by $51.0 million, or 7.4%, to $635.8 million for 2013. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under "Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012."

  •
  Total revenues for Clearing and Backed Trading increased $16.4 million, or 10.3%, to $176.3 million for 2013. The increase was due primarily to an increase in clearing services revenues as a result of an increase in the number of trades cleared by our Kyte subsidiary, as well as a variation in the products and exchanges utilized by their clearing service customers.

  •
  Total revenues included in All Other primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues for All Other increased by $11.4 million, or 14.6%, to $89.3 million for the year ended December 31, 2013. This increase was due, in large part, to an increase in software revenues at our Trayport and FENICS® subsidiaries due to the expansion of their customer base and the products and services offered. Also contributing to the increase was a net gain on revaluation of balances denominated in currencies other than their functional currency, including a translation gain on the liquidation of a foreign subsidiary. Partially offsetting this increase was a net decrease in realized and unrealized gains (losses) related to foreign currency forward contracts used to hedge certain non-U.S. dollar assets, liabilities and anticipated revenues and expenses denominated in foreign currencies.

  Total interest and transaction-based expenses

  •
  Total interest and transaction-based fees for our three brokerage segments decreased by $3.3 million, or 13.9%, to $20.4 million in 2013. This decline was consistent with the net decline in our revenues for those products for which we incur transaction-based fees.

  •
  Total interest and transaction-based fees for our Clearing and Backed Trading segment increased by $20.2 million to $135.5 million in 2013 from $115.3 million in the prior year primarily due an increase in the number of trades cleared by our Kyte subsidiary, as well as variations in the mix of products and exchanges utilized by existing and new clearing service customers.

  Other Expenses

  •
  Other expenses for Americas Brokerage decreased $11.9 million, or 6.2%, to $181.0 million for the year ended December 31, 2013. Other expenses for EMEA Brokerage decreased $30.3 million, or 12.3%, to $215.1 million for the year. Other expenses for Asia Brokerage decreased $5.0 million, or 8.9%, to $51.7 million for the year. Total Other expenses for our three brokerage segments decreased by $47.2 million, or 9.5%, to $447.8 million for the year ended December 31, 2013. The decrease across all brokerage segments was due, in large part, to a decrease in compensation and employee benefits expense resulting from lower performance bonus expense on lower brokerage revenues for 2013 and lower salary expense due to reduced brokerage personnel headcount. The decrease was also due to global initiatives we implemented during the last two years to rationalize our aggregate compensation expense and increase the flexibility of our compensation arrangements.

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

  •
  Other expenses for Clearing and Backed Trading increased $19.3 million, or 50.9%, to $57.2 million in 2013. The increase was primarily due to a goodwill impairment charge taken in the fourth quarter of 2013 of $18.9 million. The increase was also partially due to higher performance bonus expense as a result of increased trading revenues for this segment. These increases were slightly offset by a decrease in communications and market data expenses for this segment.

  •
  Other expenses in All Other increased by $7.9 million, or 3.1%, to $263.3 million in 2013. The increase was primarily due to an increase in compensation and employee benefits expense related to increased technology headcount to support our electronic brokerage and software development efforts. The increase was also due to (i) an increase in interest expense relating to our senior notes as a result of rating agency downgrades and (ii) a $3.2 million gain in 2012 related to an adjustment of a loss accrual on a sublease of our former headquarters. Partially offsetting these increases were decreases in Other expenses, travel and promotion and communications and market data due to cost savings initiatives implemented in the past two years to reduce expenses.

Segment Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

  Total Revenues

  •
  Total revenues for Americas Brokerage decreased $37.1 million, or 11.8%, to $276.4 million in 2012. Total revenues for EMEA Brokerage decreased $47.5 million, or 12.3%, to $338.5 million in 2012. Total revenues for Asia Brokerage decreased $11.0 million, or 13.3%, to $71.9 million in 2012. Total revenues for our three brokerage segments decreased by $95.6 million, or 12.2%, to $686.8 million for the year ended December 31, 2012 from $782.4 million for the year ended December 31, 2011. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under "Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011."

  •
  Total revenues for Clearing and Backed Trading decreased $5.0 million, or 3.0%, to $159.9 million in 2012. The decrease was due, in large part, to a decrease in equity earnings of unconsolidated businesses, a decrease in brokerage revenues at Kyte, lower clearing services revenues due to a variation in the mix of products and exchanges utilized by our new and existing clearing service customers and a decrease in the number of trades cleared by our Kyte subsidiary.

  •
  Total revenues from All Other increased by $9.7 million, or 14.2%, to $77.9 million in 2012. This increase was due, in large part, to an increase in software, analytics and market data revenues at our Trayport subsidiary due to growth in its customer base, as well as new product offerings.

  Total interest and transaction-based expenses

  •
  Total interest and transaction-based fees for our three brokerage segments decreased by $1.5 million, or 6.0%, to $23.7 million in 2012. This decrease was primarily due to a decrease in brokerage revenues executed on a matched principal basis, for which we incur transaction-based expenses.

  •
  Total interest and transaction-based fees for our Clearing and Backed Trading segment increased by $4.5 million to $115.3 million in 2012 primarily due to variations in the mix of products and exchanges utilized by existing and new clearing service customers partially offset by a market-wide decrease in trading volumes.

  Other Expenses

  •
  Other expenses for Americas Brokerage decreased $25.4 million, or 11.6%, to $192.9 million in 2012. Other expenses for EMEA Brokerage decreased $41.3 million, or 14.4%, to $245.4 million in 2012. Other expenses for Asia Brokerage decreased $10.6 million, or 15.8%, to $56.7 million in 2012. Total Other expenses for our three brokerage segments decreased by $77.3 million, or 13.5%, to $495.0 million for the year ended December 31, 2012 from $572.3 million for the year ended December 31, 2011. The decrease was primarily due to lower broker performance bonus expense resulting from lower brokerage revenues and initiatives implemented in the latter part of 2011 and throughout 2012 to reduce our aggregate compensation expense. The decrease was also due to a $19.4 million charge taken in 2011 related to severance and other restructuring expenses.

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

  •
  Other expenses for Clearing and Backed Trading decreased $7.0 million to $37.9 million in 2012. This decrease was due, in large part, to a decrease in compensation and employee benefits due to lower variable compensation expense.

  •
  Other expenses in All Other decreased by $8.1 million, or 3.1%, to $255.4 million in 2012. The decrease was due, in large part, to a decrease in compensation and employee benefits due to lower variable compensation expense for back office personnel and a decrease in professional fees for 2012 as compared to 2011, primarily due to a decrease in our global audit fee in the current year, as well as lower consulting fees associated with regulatory compliance in the U.K.

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited Statement of Operations data for the period from January 1, 2012 to December 31, 2013. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(dollars in thousands)
Revenues
Agency commissions	$103,278	$109,365	$122,476	$126,572	$104,110	$112,239	$123,457	$144,580
Principal transactions	40,246	41,841	51,562	50,065	46,329	50,278	51,964	62,588

Total brokerage revenues	143,524	151,206	174,038	176,637	150,439	162,517	175,421	207,168
Clearing services revenues	28,911	32,722	39,439	38,064	29,704	30,545	29,635	28,127
Interest income from clearing services	570	455	431	737	639	422	382	521
Equity in net earnings of unconsolidated businesses	1,241	1,566	2,300	3,059	2,327	2,344	2,478	1,420
Software, analytics and market data	24,100	22,472	21,808	22,158	22,482	21,204	20,468	19,999
Other income, net	4,001	4,012	4,262	3,737	1,703	2,356	9,346	2,940

Total revenues	202,347	212,433	242,278	244,392	207,294	219,388	237,730	260,175

Interest and transaction-based expenses
Transaction fees on clearing services	27,213	31,620	38,424	36,908	28,738	29,420	28,606	26,962
Transaction fees on brokerage services	4,183	4,430	5,335	5,807	4,831	5,734	6,153	6,125
Interest expense from clearing services	180	143	87	160	293	82	158	440

Total interest and transaction-based expenses	31,576	36,193	43,846	42,875	33,862	35,236	34,917	33,527

Revenues, net of interest and transaction-based expenses	$170,771	$176,240	$198,432	$201,517	$173,432	$184,152	$202,813	$226,648
Expenses
Compensation and employee benefits	123,485	121,109	134,613	137,015	124,574	130,499	135,650	155,778
Communications and market data	12,798	13,747	13,743	13,587	14,131	15,269	15,694	15,666
Travel and promotion	7,555	7,380	7,857	8,061	8,503	7,973	9,285	10,089
Rent and occupancy	6,228	7,901	7,039	7,212	2,908	7,083	6,884	6,792
Depreciation and amortization	8,333	8,320	8,334	8,308	9,122	9,246	9,108	9,148
Professional fees	5,703	5,712	6,385	6,727	5,768	5,925	5,377	6,168
Interest on borrowings	7,822	7,612	7,175	7,688	6,805	6,738	6,527	6,815
Impairment of goodwill and intangibles	19,602	—	—	—	—	—	—	—
Other expenses	7,116	5,615	5,699	12,824	11,047	8,586	6,671	8,473

Total other expenses	$198,642	$177,396	$190,845	$201,422	$182,858	$191,319	$195,196	$218,929

(Loss) income before provision for (benefit from) income taxes	(27,871)	(1,156)	7,587	95	(9,426)	(7,167)	7,617	7,719
Provision for (benefit from) income taxes	2,994	(1,127)	719	(4,859)	1,688	1,638	2,282	2,779

Net (loss) income before attribution to non-controlling stockholders	(30,865)	(29)	6,868	4,954	(11,114)	(8,805)	5,335	4,940
Less: Net income (loss) attributable to non-controlling interests	37	432	177	280	258	(112)	15	148

GFI's net (loss) income	$(30,902)	$(461)	$6,691	$4,674	$(11,372)	$(8,693)	$5,320	$4,792

Basic (loss) earnings per share	$(0.25)	$(0.00)	$0.06	$0.04	$(0.10)	$(0.08)	$0.05	$0.04
Diluted (loss) earnings per share	$(0.25)	$(0.00)	$0.05	$0.04	$(0.10)	$(0.08)	$0.04	$0.04
Weighted average shares outstanding—Basic	121,765,553	120,331,179	118,646,703	115,384,022	115,837,632	115,541,373	117,186,760	115,498,177
Weighted average shares outstanding—Diluted	121,765,553	120,331,179	126,603,146	125,552,041	115,837,632	115,541,373	122,978,459	125,350,139

        The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues
Agency commissions	60.5%	62.1%	61.7%	62.8%	60.0%	60.9%	60.9%	63.8%
Principal transactions	23.6	23.7	26.0	24.8	26.7	27.3	25.6	27.6

Total brokerage revenues	84.1	85.8	87.7	87.6	86.7	88.2	86.5	91.4
Clearing services revenues	16.9	18.5	19.9	18.9	17.1	16.6	14.6	12.4
Interest income from clearing services	0.3	0.3	0.2	0.4	0.4	0.2	0.2	0.2
Equity in net earnings of unconsolidated businesses	0.7	0.9	1.2	1.5	1.3	1.3	1.2	0.6
Software, analytics and market data	14.1	12.7	11.0	11.0	13.0	11.5	10.1	8.8
Other income, net	2.4	2.3	2.1	1.9	1.0	1.3	4.6	1.4

Total revenues	118.5	120.5	122.1	121.3	119.5	119.1	117.2	114.8

Interest and transaction-based expenses
Transaction fees on clearing services	15.9	17.9	19.4	18.3	16.6	16.0	14.1	11.9
Transaction fees on brokerage services	2.5	2.5	2.7	2.9	2.8	3.1	3.0	2.7
Interest expense from clearing services	0.1	0.1	0.0	0.1	0.1	0.0	0.1	0.2

Total interest and transaction-based expenses	18.5	20.5	22.1	21.3	19.5	19.1	17.2	14.8

Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	72.3	68.7	67.8	68.0	71.8	70.9	66.9	68.7
Communications and market data	7.5	7.8	6.9	6.8	8.1	8.3	7.7	6.9
Travel and promotion	4.4	4.2	4.0	4.0	4.9	4.3	4.6	4.5
Rent and occupancy	3.6	4.5	3.5	3.6	1.7	3.8	3.4	3.0
Depreciation and amortization	4.9	4.7	4.2	4.1	5.3	5.0	4.5	4.0
Professional fees	3.3	3.3	3.2	3.3	3.3	3.2	2.7	2.7
Interest on borrowings	4.6	4.3	3.6	3.8	3.9	3.7	3.2	3.0
Impairment of goodwill and intangibles	11.5	—	—	—	—	—	—	—
Other expenses	4.2	3.2	2.9	6.4	6.4	4.7	3.3	3.8

Total other expenses	116.3%	100.7%	96.1%	100.0%	105.4%	103.9%	96.3%	96.6%

(Loss) income before provision for (benefit from) income taxes	(16.3)	(0.7)	3.9	0.0	(5.4)	(3.9)	3.7	3.4
Provision from (benefit from) income taxes	1.8	(0.6)	0.4	(2.4)	1.0	0.9	1.1	1.2

Net (loss) income before attribution to non-controlling stockholders	(18.1)	(0.1)	3.5	2.4	(6.4)	(4.8)	2.6	2.2
Less: Net income (loss) attributable to non-controlling interests	0.0	0.2	0.1	0.1	0.2	(0.1)	0.0	0.1

GFI's net (loss) income	(18.1)%	(0.3)	3.4%	2.3%	(6.6)%	(4.7)%	2.6%	2.1%

        The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(dollars in thousands)
Brokerage revenues:
Fixed income	$38,788	$41,583	$48,578	$46,742	$39,090	$43,823	$43,904	$61,511
Equity	26,391	25,866	31,106	33,216	30,780	30,868	36,645	37,533
Financial	40,806	44,700	54,414	51,916	41,627	45,303	47,977	50,155
Commodity	37,539	39,057	39,940	44,763	38,942	42,523	46,895	57,969

Total brokerage revenues	$143,524	$151,206	$174,038	$176,637	$150,439	$162,517	$175,421	$207,168

Brokerage revenues:
Fixed income	27.0%	27.5%	27.9%	26.5%	26.0%	26.9%	25.0%	29.7%
Equity	18.4	17.1	17.9	18.8	20.4	19.0	20.9	18.1
Financial	28.4	29.6	31.3	29.4	27.7	27.9	27.3	24.2
Commodity	26.2	25.8	22.9	25.3	25.9	26.2	26.8	28.0

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. At December 31, 2013, we had $174.6 million of cash and cash equivalents compared to $227.4 million at December 31, 2012. Included in these amounts are $89.5 million and $165.1 million of cash and cash equivalents held by subsidiaries outside of the United States at December 31, 2013 and December 31, 2012, respectively. We have historically asserted the intent to indefinitely reinvest, with very limited exceptions, the unremitted profits of our foreign subsidiaries. We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States and we will accrue additional income taxes, if any, on such international profits. For profits earned during the year ended December 31, 2013 that are not permanently reinvested, we will not incur a material United States tax charge and we continue to believe we will not incur a material charge on the repatriation of profits in the future.

        In addition, included within Receivables from brokers, dealers and clearing organizations are cash balances which represent amounts clearing customers have on deposit with Kyte, our subsidiary which provides clearing services. Kyte deposits these amounts with third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for Kyte's customers. These amounts, while due to us from the general clearing members, ultimately represent cash payable to our clearing customers. Also included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges. We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $52.4 million and $19.6 million as of December 31, 2013 and December 31, 2012, respectively.

        The following table summarizes our cash position as of December 31, 2013 and 2012, respectively.

	December 31,
	2013	2012
	(dollars in thousands)
Cash and cash equivalents	$174,606	$227,441
Cash held at clearing organizations, net of customer cash	52,414	19,636

Total balance sheet cash	$227,020	$247,077

        We believe that, based on current levels of operations, our cash from operations, together with our current cash holdings and available borrowings under our credit agreement with Bank of America N.A. and certain other lenders (the "Credit Agreement"), will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses or unanticipated acquisitions or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Sources and Uses of Cash

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the indicated periods.

	For the Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cash provided by operating activities	$18,988	$48,665	$4,579
Cash used in investing activities	(42,120)	(15,505)	(46,245)
Cash used in financing activities	(30,144)	(55,070)	(26,423)
Effects of exchange rate changes on cash and cash equivalents	441	3,472	93

Decrease in cash and cash equivalents	$(52,835)	$(18,438)	$(67,996)

        Net cash provided by operating activities was $19.0 million for the year ended December 31, 2013 compared with net cash provided by operating activities of $48.7 million for the year ended December 31, 2012, a net decrease in cash provided by operating activities of $29.7 million. The decrease in cash provided by operating activities was primarily due to a $26.7 increase in cash used for working capital in the year ended December 31, 2013. Such items include changes in (i) payables to clearing service customers, (ii) accounts receivable, (iii) accrued compensation and accounts payable, (iv) receivables from/payables to brokers, dealers, and clearing organizations, and (v) other assets and liabilities, largely attributable to deferred tax assets and interest payable. The decrease was also due to an increase in net loss before attribution to non-controlling stockholders of $9.5 million, from $9.6 million for the year ended December 31, 2012 to $19.1 million for the year ended December 31, 2013. Partially offsetting these uses of cash was a $6.5 million increase in non-cash items that reconcile net loss to net cash used in operating activities for the year ended December 31, 2013, as compared to the same period in the prior year. Such items include impairment charges, the mark-to-market of a future purchase commitment, depreciation and amortization, share-base compensation, change in deferred income taxes and net losses (gains) on foreign exchange derivative contracts.

        Net cash provided by operating activities was $48.7 million for the year ended December 31, 2012 compared with $4.6 million for the year ended December 31, 2011, a net increase of $44.1 million. The increase in cash provided by operating activities is primarily due to a $63.1 million reduction in working capital employed in the business for the year ended December 31, 2012 relative to the same period in 2011. Such items include changes in (i) payables to clearing service customers, (ii) accounts receivable, (iii) accrued compensation and accounts payable, (iv) receivables from/payables to brokers, dealers, and clearing organizations, and (v) other assets and other liabilities, largely attributable to a decrease in cash sign-on and retention bonuses paid. Partially offsetting this net reduction in working capital was an increase of $7.1 million in net loss before attribution to non-controlling stockholders from $2.6 million for the year ended December 31, 2011 to $9.6 million for the year ended December 30, 2012, and a $6.4 million decrease in non-cash items that reconcile net loss to net cash used in operating activities for the year ended December 31, 2013 as compared to the same period in the prior year.

        Net cash used in investing activities for the year ended December 31, 2013 was $42.1 million compared to $15.5 million for the year ended December 31, 2012, an increase of $26.6 million. The increase in net cash used in investing activities was primarily related to (i) an increase in purchases of equity method investments of $10.6 million (ii) an increase in business acquisitions of $5.8 million (iii) an increase of cash paid for property, equipment and leasehold improvements of $6.5 million and (iv) an increase of $5.0 million in net payments due to the settlement of foreign exchange derivative hedge contracts.

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

        Net cash used in financing activities for the year ended December 31, 2013 was $30.1 million compared to $55.1 million for the year ended December 31, 2012, a decrease of $25.0 million. This decrease in net cash used was primarily due to a decrease in the purchase of treasury stock during the year ended December 31, 2013 and a decrease in cash dividends paid for the year ended December 31, 2013 resulting from the acceleration of the payment of the dividend for the fourth quarter 2012 to December 2012.

        Net cash used in financing activities for the year ended December 31, 2012 was $55.1 million compared to $26.4 million in 2011. This increase was primarily due to the net proceeds of $250.0 million from the issuance of our 8.375% Senior Notes in July 2011, net of $8.8 million in debt issuance costs, and net of the repayments of all outstanding amounts under our Credit Agreement and all aggregate principal amounts of our then-outstanding 7.17% Senior Notes, which were due in January 2013. This increase was also due to an increase of $5.4 million in cash dividends paid due to the accelerated dividend declared and paid in December 2012. These increases were offset by net decreases of $22.9 million in purchases of treasury stock. See Note 8 to our Consolidated Financial Statements in Part II-Item 8 for further discussion of our short-term borrowings and long-term debt obligations.

Regulatory Requirements

        Our liquidity and available cash resources are, in part, restricted by the regulatory capital requirements of certain of our material operating subsidiaries, including GFI Securities LLC, Amerex Brokers LLC, GFI Swaps Exchange LLC, GFI Securities Limited, GFI Brokers Limited, The Kyte Group Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators. In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 20 to the Consolidated Financial Statements for further details on our regulatory requirements.

Short and Long Term Debt

        Our outstanding debt at December 31, 2013 and December 31, 2012 consists of $240.0 million of our 8.375% Senior Notes and $10.0 million of borrowings under our Credit Agreement. As of December 31, 2013, the available borrowing capacity under our Credit Agreement was $65.0 million. The 8.375% Senior Notes mature in July 2018 and the Credit Agreement matures in December 2015. See Note 8 to the Consolidated Financial Statements for further details on our debt.

Credit Ratings

        As of December 31, 2013, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody's Investor Services	B1	Stable
Standard & Poor's	B+	Stable
Fitch Ratings Inc.	BB	Negative

        Credit ratings and outlooks can be revised at any time if such rating agency decides the circumstances warrant a revision. In addition, a reduction in our rating may affect the availability of future debt financing and the terms that are available to us.

        On January 18, 2013, Moody's Investor Services lowered its credit rating on our 8.375% Senior Notes two notches to B1, which increased our applicable per annum interest, effective January 19, 2013, by an additional 50 basis points. On April 19, 2013, Fitch lowered its credit rating on our 8.375% Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch increased our applicable per annum interest, effective July 19, 2013, by an additional 50 basis points. On June 26, 2013, Standard & Poor's ("S&P") further lowered its credit rating on our 8.375% Senior Notes one notch to B+ and revised its outlook from Negative to Stable. This credit rating downgrade by S&P increased our applicable per annum interest by an additional 25 basis points, effective July 19, 2013.

        The cumulative effect of downgrades to our credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes increased the per annum interest rate on the 8.375% Senior Notes by 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture. The increased interest rate equates to $4.8 million in additional interest expense per annum, based on the aggregate amount of outstanding principal as of December 31, 2013.

Dividends Paid

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In December 2012, our Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and we, therefore, did not pay a cash dividend during the first quarter of 2013. Cash dividends paid for the year ended December 31, 2013, 2012, and 2011 were approximately $18.2 million $29.6 million and $24.2 million, respectively.

Common Stock

        We may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 10 to our Consolidated Financial Statements in Part II-Item 8 for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$142,029	$13,696	$23,758	$22,998	$81,577
Short-term borrowings	10,000	10,000	—	—	—
Interest on Long-term debt(1)	124,500	24,900	49,800	49,800	—
Long-term debt	240,000	—	—	240,000	—
Purchase obligations(2)	34,397	23,288	10,108	1,001	—

Total	$550,926	$71,884	$83,666	$313,799	$81,577

(1)
The amounts listed under Interest on Long-term debt includes increases to our applicable per annum interest on our 8.375% Senior Notes that were effective as a result of downgrades to our credit rating by the various credit agencies in 2012 and 2013. In the event that our credit ratings are subsequently increased or decreased, the applicable per annum interest could change and the amounts disclosed in this table would change; provided, however, the applicable per annum interest rate cannot increase by more than 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture. See Note 8 to the Consolidated Financial Statements for further details.

(2)
The amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures. See Note 13 to our Consolidated Financial Statements for further discussion.

        We have unrecognized tax benefits of approximately $8.7 million, excluding interest of $1.2 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions that have not been paid are excluded from the Contractual Obligations and Commitments table.

        We have contingent consideration liabilities with an aggregate estimated fair value of $4.3 million as of December 31, 2013. Due to the uncertainty of the amounts to be ultimately paid, these liabilities have been excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

        The Company did not have any off-balance sheet arrangements at December 31, 2013, as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

General

        This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, which require us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ materially from these estimates under different assumptions or conditions.

        An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made; if different estimates reasonably could have been used; or if changes in the estimate that are reasonably likely to occur periodically could materially impact the financial statements. We believe that our application of the policies discussed below involve significant levels of judgment, estimates and complexity in the preparation of our Consolidated Financial Statements.

Fair Value of Financial Instruments

        Certain of our assets and liabilities are carried at fair value, the majority of which are measured at fair value on a recurring basis. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value, and included in Other Assets and Other liabilities, respectively. Contingent consideration and Future purchase commitments, if any, are also recorded at fair value, and included in Other liabilities.

        Our financial assets and liabilities recorded at fair value have been categorized into a three-level fair value hierarchy in accordance with ASC 820-10, based on the transparency and priority of inputs, where Level 1 uses quoted prices in active markets, Level 2 generally uses either broker quotes or other than quoted prices that are observable for that asset or liability, and Level 3 uses valuation techniques that incorporate significant unobservable inputs.

        Fair value is a market based measure; therefore, when market observable inputs are not available, our judgment is applied to reflect those judgments that a market participant would use in valuing the same asset or liability. The type and level of judgment required is largely dependent on the amount of observable market information available. The valuation of financial instruments classified in Level 3 of the fair value hierarchy involves the greatest amount of management judgment. In arriving at an estimate of fair value for a Level 3 instrument, management must determine the appropriate model to use and then asses all relevant valuation inputs. These unobservable valuation inputs and assumptions may differ by investment and in the application of our valuation methodologies. The use of different methods or changes in assumptions in determining fair value could result in a different estimate of fair value at the reporting date.

        For further disclosures on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Note 2 and Note 16 in our Consolidated Financial Statements.

Variable Interest Entities

        We determine whether we hold any interests in entities deemed to be a variable interest entity ("VIE"). A VIE is an entity that lacks one or more of the following characteristics (i) the total equity investment at risk is sufficient to enable the entity to finance its activities independently and (ii) the equity holders have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the losses of the entity and the right to receive the residual returns of the entity. We have a controlling financial interest and will consolidate a VIE if we are the primary beneficiary.

        The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant.

        As of December 31, 2013, we hold interests in certain VIEs. One of these VIEs is consolidated because it was determined that we are the primary beneficiary of this VIE because: (1) we provided the majority of the start-up capital and (2) we have consent rights on activities that we believe would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that we are not the primary beneficiary, most commonly due the determination that we lacked significant equity ownership and voting power. We reassess our initial evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power. We reassess our determination of whether we are the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

Capitalization of Software Development Costs

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

Goodwill and Intangible Assets

        Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of our goodwill is allocated to our reporting units and the goodwill impairment tests are performed at the reporting unit level. We have determined our reporting units to be Americas Brokerage, EMEA Brokerage, Asia Brokerage, Clearing and Backed Trading, Trayport, and FENICS. ASC 350 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50 percent) that the fair value of its reporting unit is less than its carrying amount. If it is determined, based on the qualitative assessment, that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, or if the company decides to exercise its unconditional option to bypass the qualitative assessment, then the company would proceed to a two-step quantitative impairment test. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit's goodwill to the fair value of the net assets of the reporting unit.

        We allocate Assets, including goodwill and intangible assets, and liabilities to our reporting units in determining the carrying amount of each respective reporting unit. The assets and liabilities are allocated to our reporting units based on based on how our businesses are managed and how those assets and liabilities are deployed in managing the business. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit's benefit from the intangible asset in order to generate results.

        Based on the results of the annual impairment tests performed during 2012, no goodwill impairment was recognized for any of our reporting units during that year. During 2013, there were no events or changes in circumstances identified that warranted interim impairment testing.

        During the fourth quarter of 2013, we performed a qualitative assessment on our Trayport and FENICS reporting units and concluded that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. For the Americas Brokerage, EMEA Brokerage, and Clearing and Backed Trading reporting units, we elected to bypass the qualitative assessment and perform a two-step goodwill impairment test. Based on the first step of the annual impairment, we concluded that the fair value of the EMEA brokerage reporting unit was substantially in excess of its carrying values while the Americas Brokerage reporting unit's fair value exceeded its carrying value by less than 10%. We also concluded that the carrying value of our Clearing and Backed Trading reporting unit exceeded its fair value and therefore, the second step of the impairment test was required in order to determine the implied fair value of the reporting units' goodwill. The results of the second step of the assessment showed that the carrying value of the reporting unit's goodwill of $41.1 million exceeded the implied fair value of its goodwill of $22.2 million resulting in an impairment charge of $18.9 million. The impairment was largely due to a decrease in the forecasted cash flows of this segment, reflecting a decrease in the expected revenues and margins we estimated during the budgeting and forecasting process in the fourth quarter of 2013. The decrease in expected cash flows was primarily due to additional regulatory compliance, the continued low interest rate environment and lower trading volumes. Subsequent to recording this goodwill impairment charge and foreign currency translation, a goodwill balance of $23.3 million remained in our Clearing and Backed Trading reporting unit at December 31, 2013.

        We estimated the fair value of both our Clearing and Backed Trading and Americas Brokerage reporting units using a weighted average of both the market and income approaches. Under the market approach, the fair value of each reporting unit was based on applying market multiples to its estimated projected revenues and earnings. Key assumptions included management's budgeted statement of operations for the year ended December 31, 2014 and estimated growth rate assumptions for future periods, a range of forward market multiples of comparable companies and a reasonable control premium to apply to the derived market multiples. The applicable multiples were selected based on the similarities and differences between each of those reporting units and the guideline companies in the same sector, including profitability, growth prospects, size, as well as overall risks. The estimated control premium was determined based upon general consideration of premiums paid in individual transactions over a period of time. Under the income approach, the fair values of the reporting units were based on the present value of estimated future cash flows of each respective reporting unit. Key assumptions used in estimating these cash flows included applying business growth rate assumptions to future cash flows over a period of time and an estimated terminal value thereafter. We discounted the resulting expected cash flows of each reporting unit using an estimated weighted average cost of capital, applicable to that reporting unit, to arrive at a present value amount that approximates fair value.

        Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment evaluation for each of these reporting units in the future. As a result of continued economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations or trading volumes are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of local or global economic conditions, the revenues and profitability of our Americas Brokerage and Clearing and Backed Trading reporting units may be adversely affected. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of our Americas Brokerage reporting unit or further impairment of our Clearing and Backed Trading reporting unit, at such time. Any impairment could materially reduce the recorded amount of goodwill with a corresponding charge to our earnings.

        Subsequent to November 1, 2013, the date at which our annual impairment test was completed, no events or changes in circumstances occurred which would indicate any goodwill impairment through the filing date of this Form 10-K.

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

        In 2013, management has concluded that profits earned commencing January 1, 2013 in certain overseas subsidiaries will ultimately be repatriated to the U.S. and we will accrue additional U.S. taxes, if any, on such international profits. Prior to January 1, 2013, we historically asserted the intention to indefinitely reinvest the undistributed earnings of our foreign subsidiaries and therefore have not provided for any U.S. income tax on such international earnings, in accordance with ASC 740.

Recent Accounting Pronouncements

        Refer to Note 2 to our Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

Foreign Currency Exposure Risk

        We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in

British Pounds. We enter into foreign exchange forward contracts ("Foreign Exchange Derivative Contracts") to mitigate our exposure to foreign currency exchange rate fluctuations. At December 31, 2013 and 2012, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

        While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $4.9 million as of December 31, 2013.

Interest Rate Risk

        We are exposed to changes in market interest rates that impact our variable-rate short-term borrowings that may be outstanding under our Credit Agreement from time to time. As of December 31, 2013, we had $10.0 million outstanding under our Credit Agreement. If interest rates were to increase by 0.5%, the annual impact to our net income would be a reduction of less than $0.1 million. As of December 31, 2013, the interest rate on our entire $240.0 million long-term debt was comprised of a fixed-rate. Fluctuations in market interest rates will have no impact on the amount of interest we must pay on these fixed-rate debt obligations.

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

        In the process of executing matched principal transactions, miscommunications and other errors by us or our clients can arise whereby a transaction is not completed with one or more counterparties to the transaction, leaving us with either a long or short unmatched position. These unmatched positions are referred to as "out trades," and they create a potential liability for us. If an out trade is promptly discovered and there is a prompt disposition of the unmatched position, the risk to us is usually limited. If the discovery of an out trade is delayed, the risk is heightened by the increased possibility of intervening market movements prior to disposition. Although out trades usually become known at the time of, or later on the day of, the trade, it is possible that they may not be discovered until later in the settlement process. When out trades are discovered, our policy is generally to have the unmatched position disposed of promptly (usually on the same day and generally within three days), whether or not this disposition would result in a loss to us. The occurrence of out trades generally rises with increases in the volatility of the market and, depending on the number and amount, such out trades have the potential to have a material adverse effect on our financial condition and results of operations.

        Liability for unmatched trades could adversely affect our results of operations and balance sheet. Although the significant majority of our principal trading is done on a "matched principal" basis, we may take unmatched positions for our own account generally in response to customer demand, primarily to facilitate the execution of existing customer orders. While we seek to minimize our exposure to market risk by entering into offsetting trades or a hedging transaction relatively quickly (often within minutes and generally on the same trading day), we may not always enter into an offsetting trade on the same trading day and any hedging transaction we may enter into may not fully offset our exposure. Therefore, although any unmatched positions are intended to be held short term, we may not entirely offset market risk and may be exposed to market risk for several days or more or to a partial extent or both.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.

        In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, comprehensive loss, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of GFI Group Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
March 13, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GFI Group Inc.
New York, New York

        We have audited the accompanying consolidated statements of operations, comprehensive loss, cash flows and changes in stockholders' equity of GFI Group Inc. and subsidiaries (the "Company") for the year ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15 for the period ended December 31, 2011. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of GFI Group Inc. and subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the period ended December 31, 2011, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
New York, New York
March 15, 2012 (March 12, 2013 as to Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements—ASU No. 2011-05 Presentation of Comprehensive Income)

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share and per share amounts)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$174,606	$227,441
Cash and securities segregated under federal and other regulations	62,863	47,494
Accounts receivable, net	87,502	73,930
Receivables from brokers, dealers and clearing organizations	295,727	252,696
Property, equipment and leasehold improvements, net	61,396	58,835
Goodwill	255,920	267,977
Intangible assets, net	45,684	48,492
Other assets	177,844	203,196

TOTAL ASSETS	$1,161,542	$1,180,061

Liabilities and stockholders' equity
LIABILITIES
Accrued compensation	$77,841	$79,195
Accounts payable and accrued expenses	37,409	36,674
Payables to brokers, dealers and clearing organizations	126,900	164,935
Payables to clearing services customers	177,523	139,627
Short-term borrowings	10,000	—
Long-term debt	240,000	250,000
Other liabilities	83,071	83,574

Total Liabilities	752,744	754,005

Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 140,599,626 and 134,689,148 shares issued at December 31, 2013 and 2012, respectively	1,405	1,347
Additional paid in capital	393,965	374,798
Retained earnings	83,180	121,415
Treasury stock, 17,312,957 and 17,313,686 common shares at cost at December 31, 2013 and 2012, respectively	(75,018)	(75,020)
Accumulated other comprehensive income	3,744	2,542

Total Stockholders' Equity	407,276	425,082
Non-controlling interests	1,522	974

Total Equity	408,798	426,056

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,161,542	$1,180,061

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Agency commissions	$461,691	$484,386	$561,026
Principal transactions	183,714	211,159	235,580

Total brokerage revenues	645,405	695,545	796,606
Clearing services revenues	139,136	118,011	112,735
Interest income from clearing services	2,193	1,964	2,300
Equity in net earnings of unconsolidated businesses	8,166	8,569	10,466
Software, analytics and market data	90,538	84,153	73,620
Other income, net	16,012	16,345	19,746

Total revenues	901,450	924,587	1,015,473
Interest and transaction-based expenses
Transaction fees on clearing services	134,165	113,726	108,283
Transaction fees on brokerage services	19,755	22,843	24,541
Interest expense from clearing services	570	973	1,878

Total interest and transaction-based expenses	154,490	137,542	134,702

Revenues, net of interest and transaction-based expenses	746,960	787,045	880,771

Expenses
Compensation and employee benefits	516,222	546,501	627,368
Communications and market data	53,875	60,760	60,728
Travel and promotion	30,853	35,850	40,011
Rent and occupancy	28,380	23,667	24,664
Depreciation and amortization	33,295	36,624	38,943
Professional fees	24,527	23,238	27,413
Interest on borrowings	30,297	26,885	25,759
Impairment of goodwill and intangibles	19,602	—	—
Other expenses	31,254	34,777	35,803

Total other expenses	768,305	788,302	880,689

(Loss) income before provision for income taxes	(21,345)	(1,257)	82
(Benefit from) provision for income taxes	(2,273)	8,387	2,647

Net loss before attribution to non-controlling stockholders	(19,072)	(9,644)	(2,565)
Less: Net income attributable to non-controlling interests	926	309	616

GFI's net loss	$(19,998)	$(9,953)	$(3,181)

Loss per share available to common stockholders
Basic	$(0.17)	$(0.09)	$(0.03)
Diluted	$(0.17)	$(0.09)	$(0.03)
Weighted average shares outstanding
Basic	119,052,908	116,014,202	118,334,995
Diluted	119,052,908	116,014,202	118,334,995
Dividends declared per share of common stock	$0.15	$0.25	$0.20

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss before attribution to non-controlling stockholders	$(19,072)	$(9,644)	$(2,565)
Other comprehensive income (loss):
Foreign currency translation adjustment	(194)	9,196	(3,201)
Unrealized gain (loss) on available-for-sale securities, net of tax(1)	1,524	253	(1,486)

Total other comprehensive income (loss)	1,330	9,449	(4,687)
Comprehensive loss including non-controlling stockholders	(17,742)	(195)	(7,252)
Comprehensive income attributable to non-controlling stockholders	1,054	261	465

GFI's comprehensive loss	$(18,796)	$(456)	$(7,717)

(1)
Amounts are net of (provision for) benefit from income taxes of $(462), $(69) and $547 for the years ended December 31, 2013, 2012 and 2011, respectively.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before attribution to non-controlling stockholders	$(19,072)	$(9,644)	$(2,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,295	36,624	38,943
Share-based compensation	29,594	32,404	32,772
Tax expense related to share-based compensation	1,911	2,213	1,764
Amortization of prepaid bonuses and forgivable loans	26,095	26,549	33,652
Impairment charges	19,602	5,362	8,829
Benefit from deferred taxes	(10,589)	(3,311)	(4,866)
Losses (gains) on foreign exchange derivative contracts, net	2,130	(2,011)	415
Earnings from equity method investments, net	(1,376)	(575)	(1,223)
Amortization of deferred financing fees	2,077	2,175	1,709
Mark-to-market of future purchase commitment	(2,120)	(9,545)	(6,941)
Translation gain on liquidation of foreign subsidiary	(1,659)	—	—
Other non-cash charges, net	841	3,433	223
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	(15,369)	(26,572)	12,171
Accounts receivable	(13,727)	20,726	7,847
Receivables from brokers, dealers and clearing organizations	(44,540)	(9,068)	18,862
Other assets	14,164	(46,515)	(44,956)
Increase (decrease) in operating liabilities:
Accrued compensation	(1,354)	(47,894)	14,554
Accounts payable and accrued expenses	1,937	(19,881)	(8,125)
Payables to brokers, dealers and clearing organizations	(38,035)	75,406	(82,889)
Payables to clearing services customers	37,895	18,718	(5,044)
Other liabilities	(2,712)	71	(10,553)

Cash provided by operating activities	18,988	48,665	4,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired, and purchases of intangible and other assets	(6,329)	(535)	(3,300)
Purchases of equity method investments	(13,145)	(2,586)	(11,300)
Purchase of property, equipment and leasehold improvements	(12,358)	(5,907)	(10,694)
Capitalization of internally developed software costs	(10,753)	(11,394)	(12,663)
Proceeds on foreign exchange derivative contracts	1,454	6,480	5,893
Payments on foreign exchange derivative contracts	(3,542)	(2,669)	(11,172)
Other, net	2,553	1,106	(3,009)

Cash used in investing activities	(42,120)	(15,505)	(46,245)

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	195,000	195,000	55,000
Repayments of short-term borrowings	(185,000)	(195,000)	(190,000)
Proceeds from long-term debt	—	—	250,000
Repurchase and retirement of portion of long-term debt	(9,385)	—	(60,000)
Purchases of treasury stock	—	(12,939)	(35,868)
Cash dividends paid to common stockholders	(18,237)	(29,566)	(24,180)
Cash dividends paid to non-controlling interests	(231)	—	—
Payment of debt issuance costs	(1,142)	(134)	(8,891)
Proceeds from exercises of stock options	910	30	75
Shares withheld for taxes on vested restricted stock units	(9,000)	(9,479)	(9,102)
Payment of contingent consideration liabilities	(350)	(769)	(1,693)
Payment of future purchase commitment	(798)	—	—
Tax expense related to share-based compensation	(1,911)	(2,213)	(1,764)

Cash used in financing activities	(30,144)	(55,070)	(26,423)

Effects of exchange rate changes on cash and cash equivalents	441	3,472	93
DECREASE IN CASH AND CASH EQUIVALENTS	(52,835)	(18,438)	(67,996)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	227,441	245,879	313,875

CASH AND CASH EQUIVALENTS, END OF PERIOD	$174,606	$227,441	$245,879

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$26,865	$25,240	$17,525
Cash paid for income taxes	$12,709	$15,024	$23,948
Cash received from income tax refunds	$2,388	$2,131	$8,539

Non-Cash Investing and Financing Activities:

        Included within the purchase price of the Company's acquisition of Contigo Limited in 2013 was contingent consideration with an estimated net present value of £2,458 (or approximately $3,942), which was recorded as a liability within Other liabilities. See Note 5 for further information. The Company did not have any non-cash investing and financing activity during the year ended December 31, 2012. During the year ended December 31, 2011, the Company recorded a $1,084 debit to Additional paid in capital with respect to the cancellation of 276,625 shares of the Company's common stock in connection with the exchange of the Company's membership interest in an equity method investment for a convertible senior secured promissory note.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comp. Income (loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2010	$1,287	$350,230	$(43,433)	$188,295	$(2,268)	$494,111	$1,111	$495,222
Purchase of treasury stock	—	—	(35,868)	—	—	(35,868)	—	(35,868)
Issuance of treasury stock	—	(5,379)	5,382	—	—	3	—	3
Common stock issued and issuable for acquisitions	1	(1,084)	—	—	—	(1,083)	—	(1,083)
Issuance of common stock for exercise of stock options and vesting of restricted stock units	29	46	—	—	—	75	—	75
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,102)	—	—	—	(9,102)	—	(9,102)
Tax expense associated with share-based awards	—	(1,764)	—	—	—	(1,764)	—	(1,764)
Foreign currency translation adjustment	—	—	—	—	(3,201)	(3,201)	(27)	(3,228)
Unrealized loss on available-for- sale securities, net of tax	—	—	—	—	(1,486)	(1,486)	—	(1,486)
Dividends to stockholders	—	—	—	(24,180)	—	(24,180)	—	(24,180)
Share-based compensation	—	32,888	—	—	—	32,888	—	32,888
Net (loss) income	—	—	—	(3,181)	—	(3,181)	616	(2,565)

Balance, December 31, 2011	1,317	365,835	(73,919)	160,934	(6,955)	447,212	1,700	448,912
Purchase of treasury stock	—		(12,939)	—	—	(12,939)	—	(12,939)
Issuance of treasury stock	—	(11,828)	11,838	—	—	10	—	10
Issuance of common stock for exercise of stock options and vesting of restricted stock units	30	(8)	—	—	—	22	—	22
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,479)	—	—	—	(9,479)	—	(9,479)
Tax expense associated with share-based awards	—	(2,213)	—	—	—	(2,213)	—	(2,213)
Foreign currency translation adjustment	—	—	—	—	9,244	9,244	(48)	9,196
Unrealized gain on available-for- sale securities, net of tax	—	—	—	—	253	253	—	253
Dividends to stockholders	—		—	(29,566)		(29,566)	—	(29,566)
Share-based compensation	—	32,491	—	—	—	32,491	—	32,491
Adjustment to non-controlling interests from business acquisitions	—	—	—	—	—	—	(945)	(945)
Other capital adjustments, net	—	—	—	—	—		(42)	(42)
Net (loss) income	—	—	—	(9,953)	—	(9,953)	309	(9,644)

Balance, December 31, 2012	1,347	374,798	(75,020)	121,415	2,542	425,082	974	426,056
Issuance of treasury stock	—	(2)	2	—	—	—	—	—
Issuance of common stock for exercise of stock options and vesting of restricted stock units	45	865	—	—	—	910	—	910
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,000)	—	—	—	(9,000)	—	(9,000)
Tax expense associated with share-based awards	—	(1,911)	—	—	—	(1,911)	—	(1,911)
Foreign currency translation adjustment	—	—	—	—	(322)	(322)	128	(194)
Unrealized gain on available-for- sale securities, net of tax	—	—	—	—	1,524	1,524	—	1,524
Dividends to stockholders	—	—	—	(18,237)	—	(18,237)	(231)	(18,468)
Share-based compensation	—	29,228	—	—	—	29,228	—	29,228
Issuance of contingently issuable shares	13	(13)	—	—	—	—	—	—
Other capital adjustments, net	—	—	—	—	—	—	(275)	(275)
Net (loss) income	—	—	—	(19,998)	—	(19,998)	926	(19,072)

Balance, December 31, 2013	$1,405	$393,965	$(75,018)	$83,180	$3,744	$407,276	$1,522	$408,798

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

        The Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, "GFI" or the "Company"). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services, and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity products. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry. As of December 31, 2013, Jersey Partners, Inc. ("JPI") owned approximately 38% of the Company's outstanding shares of common stock. The Company's executive chairman, Michael Gooch, is the controlling shareholder of JPI.

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

        Certain amounts in the Consolidated Statements of Cash Flows for the years ended December 30, 2012 and 2011 have been reclassified to conform to the current year presentation.

  Consolidation Policies

        General—The Consolidated Financial Statements include the accounts of the Company, its wholly-owned subsidiaries and subsidiaries that are treated as such and other entities in which the Company has a controlling financial interest. For consolidated subsidiaries that are less than wholly-owned, equity interests that are not owned by the Company are referred to as non-controlling interests. The portion of net income attributable to non-controlling interests for such subsidiaries is presented as Net income attributable to non-controlling interests on the Consolidated Statements of Operations, and the portion of the stockholders' equity of such subsidiaries is presented as Non-controlling interests in the Consolidated Statements of Financial Condition and Consolidated Statement of Changes in Stockholders' Equity. All intercompany transactions and balances have been eliminated.

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

        As of December 31, 2013, the company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE's start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary based on the level of equity ownership and voting power. The Company reassesses its evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power. The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances. See Note 18 for disclosures on Variable Interest Entities.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three months or less.

        Cash and Securities Segregated Under Federal and Other Regulations—The Company holds cash and securities representing funds received in connection with customer trading activities. The Company's subsidiaries are required to satisfy regulations mandated by their primary regulators to segregate or set aside cash or equivalent securities to satisfy regulations, promulgated to protect customer assets.

        Accounts Receivable—Accounts receivable largely represents commissions due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and other derivative brokerage transactions. Also, included within Accounts receivable are the billed portion of existing contracts from customers related to the licensing, support and maintenance of software, analytics and market data, as well as any unbilled but earned portion of any services provided to such customers. In estimating the allowance for doubtful accounts, management considers the length of time receivables are past due and historical experience. In addition, if the Company is aware of a client's inability to meet its financial obligations, a specific provision for doubtful accounts is recorded in the amount of the estimated losses that will result from the inability of that client to meet its financial obligation. Accounts receivable are presented net of allowance for doubtful accounts of approximately $1,958 and $1,710 as of December 31, 2013 and 2012, respectively.

        Receivables from and Payables to Brokers, Dealers and Clearing Organizations—Receivables from and payables to brokers, dealers and clearing organizations primarily represent: (i) principal transactions for which the stated settlement dates have not yet been reached, (ii) principal transactions which have not settled as of their stated settlement dates, (iii) cash, including deposits, held at clearing organizations and exchanges in support of the Company's clearing business and to facilitate settlement and clearance of matched principal transactions and (iv) the spread on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges.

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

        Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Consolidated Statements of Financial Condition. At December 31, 2013 and 2012, the Company had prepaid bonuses of $23,499 and $31,847, respectively. At December 31, 2013 and 2012, the Company had forgivable employee loans and advances to employees of $24,109 and $31,655, respectively. Amortization of prepaid bonuses and forgivable employee loans for the years ended December 31, 2013, 2012 and 2011 was $26,095, $26,549 and $33,652, respectively, and is included within Compensation and employee benefits.

        Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity's operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). Significant influence generally exists when the Company owns 20% to 50% of the entity's common stock or in-substance common stock. The Company initially records the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investment at cost and adjusts the carrying amount each period to recognize its share of the earnings or losses of the investee based on the percentage of ownership. See Note 19 for further information. Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other ("ASC 325-10"). At December 31, 2013 and 2012, the Company had cost method investments of $5,087 and $4,671, respectively, included within Other assets. The fair value of the Company's cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

        The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities. Investments that are owned by the Company's broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net loss. Investments designated as available-for-sale that are owned by the Company's non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of tax. The fair value of the Company's available-for-sale securities was $5,465 and $3,356 as of December 31, 2013 and 2012, respectively, and is included within Other assets.

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

        Fair Value Option—In accordance with ASC 825-10-25, Financial Instruments—Recognition, upon the acquisition of The Kyte Group Limited and Kyte Capital Management Limited (collectively "Kyte"), the Company elected the fair value option to account for its future commitment to purchase the remaining 30% equity interest in Kyte. See Note 5 for further discussion regarding this future purchase commitment.

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

        The primary reason for electing the fair value option on the then future commitment to purchase the remaining 30% equity interest in Kyte was to timely reflect economic events in earnings, as management's assessment of the future purchase commitment value was driven by Kyte's earnings or losses subsequent to the initial acquisition date and net present value at a specific point in time.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Derivative Financial Instruments—The Company enters into derivative transactions for a variety of reasons, including managing its exposure to risk arising from changes in foreign currency, facilitating customer trading activities and, in certain instances, to engage in principal trading for the Company's own account. Derivative assets and liabilities are carried on the Consolidated Statements of Financial Condition at fair value, with changes in the fair value recognized in the Consolidated Statements of Operations. Contracts entered into to manage risk arising from changes in foreign currency are recognized in Other income, net and contracts entered into to facilitate customer transactions and principal trading are recognized in Principal transactions. Derivatives are reported on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements. See Note 17 for further information.

        Payables to Clearing Services Customers—Payables to clearing services customers include amounts due on cash and margin transactions, including futures contracts, executed on behalf of customers.

  Revenue Recognition

        Brokerage Transactions—The Company provides brokerage services to its clients in the form of either agency or principal transactions. In agency transactions, the Company charges commissions for executing transactions between buyers and sellers. Agency commission revenues and related expenses are recognized on a trade date basis. These revenues are presented in "Agency Commissions". Principal transactions revenue is primarily derived from matched principal and principal trading transactions. Principal transactions revenues and related expenses are recognized on a trade date basis. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. These revenues are presented in "Principal Transactions". In the normal course of its matched principal and principal trading businesses, the Company may hold security positions overnight. These positions are marked to market on a daily basis.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other Income, net—Included within Other income, net on the Company's Consolidated Statements of Operations are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items and gains and losses on certain investments and interest income earned on short-term investments.

        For the year ended December 31, 2013, one of the Company's clearing customers accounted for approximately 11% and 0% of the Company's Total revenues and Revenues, net of interest and transaction-based expenses, respectively. No other single customer accounted for 10% or more of the Company's Total revenues for the year ended December 31, 2013. There were no customers that accounted for 10% or more of Total revenues for the years ended December 31, 2012 and 2011.

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

        Share-Based Compensation—The Company accounts for share-based compensation in accordance with ASC 718 Compensation—Stock Compensation ("ASC 718"). This accounting guidance requires measurement of compensation expense for equity-based awards at fair value and recognition of compensation expense over the service period, net of estimated forfeitures. In all periods presented, the only share-based compensation expense recognized by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company's common stock, measured as of the closing price on the date of grant. See Note 12 for further information.

        Income Taxes—In accordance with ASC 740, Income Taxes ("ASC 740"), the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax assets and liabilities is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Management applies the more likely than not criteria prior to recognizing a financial statement benefit for a tax position taken (or expected to be taken) in a tax return. The Company recognizes interest and/or penalties related to income tax matters in interest expense and other expense, respectively. In 2013, management has concluded that profits earned commencing January 1, 2013 in certain overseas subsidiaries will ultimately be repatriated to the U.S. and the Company will accrue additional U.S. taxes, if any, on such international profits. Prior to January 1, 2013, the Company has historically asserted the intention to indefinitely reinvest the undistributed earnings of its foreign subsidiaries and therefore have not provided for any U.S. income tax on such international earnings, in accordance with ASC 740. See Note 9 for further information.

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

        Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of Comprehensive loss and included in Accumulated other comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders' Equity. The revaluation of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions is reflected in Other Income, net in the Consolidated Statements of Operations. Net gains (losses) resulting from remeasurement of foreign currency transactions and balances for the years ended December 31, 2013, 2012 and 2011 were $2,039, $(3,635) and $(220), respectively.

        During the year ended December 31, 2013, the Company reclassified a $1,645 foreign currency translation gain out of Accumulated other comprehensive income and into the Consolidated Statement of Operations. The amount was included within Other income, net and was reclassified during the current period due to the substantial liquidation of a foreign subsidiary, to which this gain was related. The reclassification had no effect on the Benefit from income taxes on the Consolidated Statement of Operations.

        Recent Accounting Pronouncements—In December 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 requires additional disclosure about financial instruments and derivatives instruments that are subject to netting arrangements to assist users of the financial statements in understanding the effect of those arrangements on its financial position. In January 2013, the FASB issued an amendment to ASU 2011-11, ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities ("ASU 2013-01"). ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC 815- Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Balance Sheet (Topic 210) guidance, Derivatives and Hedging (Topic 815) guidance, or subject to an enforceable master netting arrangement or similar agreement. The new disclosures are required for reporting periods beginning on or after January 1, 2013, including retrospectively for all comparative periods presented. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements. See Note 17 for further information.

        In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. Presentation should occur either on the face of the income statement where net income is presented or in the notes to the financial statements. The standard was effective for annual periods, and interim periods within those periods, beginning after December 15, 2012. See Summary of Significant Accounting Policies, "Foreign Currency Translation Adjustments and Transactions", for impact on the Consolidated Financial Statements during the year ended December 31, 2013.

        In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters" (ASU 2013-05"), which clarifies the accounting for the cumulative translation adjustment when a parent either sells or transfers a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary or group of assets. ASU 2013-05 provides that the parent should release cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance is effective for the Company's fiscal year beginning January 1, 2014, and is to be applied prospectively. The adoption of ASU 2013-05 is not expected to have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods, and is to be applied prospectively. The Company is currently evaluating the impact of our pending adoption of ASU 2013-11 on the Company's Consolidated Financial Statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

3. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

        Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	December 31,
	2013	2012
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$123,470	$164,090
Receivables from and deposits with clearing organizations and financial institutions	172,257	87,348
Net pending trades	—	1,258

Total	$295,727	$252,696
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$123,393	$158,256
Payables to clearing organizations and financial institutions	3,052	6,679
Net pending trades	455	—

Total	$126,900	$164,935

        Substantially all fail to deliver and fail to receive balances at December 31, 2013 have subsequently settled at the contracted amounts. All fail to deliver and fail to receive balances at December 31, 2012 have subsequently settled at the contracted amounts.

        In addition to the balances above, the Company had Payables to clearing services customers of $177,523 and $139,627 at December 31, 2013 and 2012, respectively. These amounts represent cash payable to the Company's clearing customers, that is held at the Company's third party general clearing members and are included within Cash and cash equivalents, Cash and securities segregated under federal and other regulations, or Receivables from brokers, dealers and clearing organizations as follows:

	December 31,
	2013	2012
Cash and cash equivalents	$—	$27,623
Cash segregated under federal and other regulations	62,684	47,300
Receivables from brokers, dealers, and clearing organizations	114,839	64,704

Total	$177,523	$139,627

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consist of the following:

	December 31,
	2013	2012
Software, including software development costs	$132,341	$122,252
Computer equipment	41,724	36,890
Leasehold improvements	40,870	38,152
Communications equipment	21,905	20,125
Furniture and fixtures	12,346	10,350
Automobiles	406	729

Total	249,592	228,498
Accumulated depreciation and amortization	(188,196)	(169,663)

Property, equipment and leasehold improvements, net	$61,396	$58,835

        Depreciation and amortization expense on property, equipment and leasehold improvements for the years ended December 31, 2013, 2012 and 2011 was $19,370, $20,207 and $21,476, respectively.

5. ACQUISITIONS

The Kyte Group Limited and Kyte Capital Management Limited

        On July 1, 2010, the Company acquired a 70% equity ownership interest in Kyte. At the time of the acquisition, the Company agreed to purchase the residual 30% equity interest for a cash payment on a date three years following the closing (the "Future Purchase Commitment") with the purchase price to be determined based on certain performance metrics for Kyte during this three year period. During the third quarter of 2013, the Company and the selling shareholders of Kyte determined that the purchase price for the residual 30% equity interest was zero and the Company completed its acquisition of the remaining 30%. Kyte has been included in the Consolidated Financial Statements as a wholly-owned subsidiary since the acquisition date, with a liability recorded for the Future Purchase Commitment. Subsequent changes in the fair value of the Future Purchase Commitment were recorded in Other income, net in the Consolidated Statements of Operations.

        Included as part of the initial purchase price was £5,000 (or approximately $7,592) that was deposited into an escrow account with a third-party escrow agent and 1,339,158 contingently issuable shares of the Company's common stock. The Company was also required to pay an additional cash amount to the selling shareholders of Kyte equal to the total cash dividends the selling shareholders would have received if the 1,339,158 contingently issuable shares had been outstanding as of the initial purchase date of July 1, 2010. The escrow funds, additional cash payment and contingently issuable shares were paid and issued to the selling shareholders of Kyte during the third quarter of 2013 in connection with the final determination of the Future Purchase Commitment and the waiver of certain conditions relating to one of Kyte's investments in a third party.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

5. ACQUISITIONS (Continued)

Contigo Limited

        On November 14, 2013, the Company acquired 100% equity ownership interest in Contigo Limited, a provider of trading, portfolio risk management and logistics software for the energy industry. The purchase price was comprised of £3,000 in cash (or approximately $4,811) and contingent consideration with an estimated net present value of £2,458 (or approximately $3,942), which has been recorded as a liability within Other liabilities. Subsequent changes in the estimated fair value of the contingent consideration are recorded in Other income, net in the Consolidated Statement of Operations. The payment of the contingent consideration, if expected financial results are met by Contigo, would not significantly impact the Company's financial position, results of operations or cash flows.

        This acquisition was accounted for as a business combination under the acquisition method. Accordingly, the assets acquired, including identifiable intangible assets, specifically Contigo Limited's developed technology, and liabilities assumed were recorded at their respective fair values as of the date of acquisition. The purchase price of $8,753 exceeded the estimated fair value of the identifiable net assets acquired of $4,662, resulting in Goodwill of approximately $4,091 included within the Statement of Financial Condition. Included within the identifiable net assets acquired was intangible assets of approximately $5,550 related to developed technology, see Note 6 for further details. The results of the acquired company have been included within the consolidated financial statements since the date of the acquisition.

6. GOODWILL AND INTANGIBLE ASSETS

        Goodwill—Changes in the carrying amount of the Company's goodwill for the years ended December 31, 2013 and 2012 were as follows:

	December 31, 2012	Goodwill acquired	Impairment charges	Adjustments		Foreign currency translation	December 31, 2013
Goodwill
Americas Brokerage	$83,289	$—	$—	$—		$—	$83,289
EMEA Brokerage	14,397	—	—	—		240	14,637
Clearing and Backed Trading	41,600	—	(18,918)	—		577	23,259
All Other	128,691	4,091	—	1,820	(1)	133	134,735

	$267,977	$4,091	$(18,918)	$1,820		$950	$255,920

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

	December 31, 2011	Goodwill acquired	Impairment charges	Adjustments		Foreign currency translation	December 31, 2012
Goodwill
Americas Brokerage	$83,289	$—	$—	$—		$—	$83,289
EMEA Brokerage	13,851	—	—	—		546	14,397
Clearing and Backed Trading	40,675	—	—	(945)	(2)	1,870	41,600
All Other	128,691	—	—	—		—	128,691

	$266,506,	$—	$—	$(945)		$2,416	$267,977

(1)
During the fourth quarter of 2013, the Company recorded a $1,820 income tax benefit with a corresponding increase to Goodwill within the Company's All other category. The adjustment was related to deferred tax liabilities associated with the amortization of an identifiable intangible asset acquired in conjunction with a prior acquisition. This identifiable intangible asset was fully amortized during the year ended December 31, 2013.

(2)
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

        Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company's goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. The Company determined its reporting units to be Americas Brokerage, EMEA Brokerage, Asia Brokerage, Clearing and Backed Trading, Trayport, and FENICS.

        ASC 350 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50 percent) that the fair value of its reporting unit is less than its carrying amount. If it is determined, based on the qualitative assessment, that it is more likely than not that the fair value of its reporting unit is less than its carrying amount, or if the company decides to exercise its unconditional option to bypass the qualitative assessment, then the company would proceed to a two-step quantitative impairment test. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit's goodwill to the fair value of the net assets of the reporting unit.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Assets, including goodwill and intangible assets, and liabilities are allocated to the reporting units for determining the carrying amount of each respective reporting unit. The assets and liabilities are allocated to a reporting unit based on how the Company's businesses are managed and how those assets and liabilities are deployed in managing the business. Intangible assets are allocated to a reporting unit based on either specifically identifying a particular intangible asset as pertaining to a reporting unit or, if shared among reporting units, based on an assessment of the reporting unit's benefit from the intangible asset in order to generate results.

        Based on the results of the annual impairment tests performed during 2012, no goodwill impairment was recognized for any of the Company's reporting units during that year. During 2013, there were no events or changes in circumstances identified that warranted interim impairment testing.

        As of November 1, 2013, the Company performed a qualitative assessment on its Trayport and FENICS reporting units and concluded that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. For the Americas Brokerage, EMEA Brokerage, and Clearing and Backed Trading reporting units, the Company elected to bypass the qualitative assessment and perform a two-step goodwill impairment test. Based on the first step of the annual impairment, management concluded that the fair value of the EMEA brokerage reporting unit was substantially in excess of its carrying value while the Americas Brokerage reporting unit's fair value exceeded its carrying value by less than 10%. Management also concluded that the carrying value of the Company's Clearing and Backed Trading reporting unit exceeded its fair value and therefore, the second step of the impairment test was required in order to determine the implied fair value of the reporting units' goodwill. The results of the second step of the assessment showed that the carrying value of the reporting unit's goodwill of $41,064 exceeded the implied fair value of its goodwill of $22,146 resulting in an impairment charge of $18,918. The impairment was largely due to a decrease in the forecasted cash flows of this segment, reflecting a decrease in the expected revenues and margins as estimated by management during the Company's budgeting and forecasting process in the fourth quarter of 2013. The decrease in expected cash flows was primarily due to additional regulatory compliance, the continued low interest rate environment and lower trading volumes. Subsequent to recording this goodwill impairment charge and foreign currency translation, a goodwill balance of $23,259 remained in the Clearing and Backed Trading reporting unit at December 31, 2013.

        The Company estimated the fair value of both the Clearing and Backed Trading and Americas Brokerage reporting units using a weighted average of both the market and income approaches. Under the market approach, the fair value of each reporting unit was based on applying market multiples to its estimated projected revenues and earnings. Key assumptions included management's budgeted statement of operations for the year ended December 31, 2014 and estimated growth rate assumptions for future periods, a range of forward market multiples of comparable companies and a reasonable control premium to apply to the derived market multiples. The applicable multiples were selected based on the similarities and differences between each of those reporting units and the guideline companies in the same sector, including profitability, growth prospects, size, as well as overall risks. The estimated control premium was determined based upon general consideration of premiums paid in individual transactions over a period of time. Under the income approach, the fair values of the reporting units were based on the present value of estimated future cash flows of each respective reporting unit. Key assumptions used in estimating these cash flows included applying business growth

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

rate assumptions to future cash flows over a period of time and an estimated terminal value thereafter. The Company discounted the resulting expected cash flows of each reporting unit using an estimated weighted average cost of capital, applicable to that reporting unit, to arrive at a present value amount that approximates fair value.

        Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment evaluation for each of these reporting units in the future. As a result of continued economic uncertainty and current market dynamics, determining whether an impairment of the goodwill asset exists is increasingly difficult and requires management to exercise significant judgment. In addition, to the extent that securities valuations or trading volumes are depressed for prolonged periods of time and market conditions stagnate or worsen as a result of local or global economic conditions, the revenues and profitability of the Company's Americas Brokerage and Clearing and Backed Trading reporting units may be adversely affected. In addition, control premiums, industry earnings multiples and discount rates are impacted by economic conditions. As a result, subsequent impairment tests may be more frequent and be based upon more negative assumptions and future cash flow projections, which may result in an impairment of the Company's Americas Brokerage reporting unit or further impairment of the Company's Clearing and Backed Trading reporting unit, at such time. Any impairment could materially reduce the recorded amount of goodwill with a corresponding charge to the Company's earnings.

        Subsequent to November 1, 2013, no events or changes in circumstances occurred which would indicate any goodwill impairment through the filing date of this Form 10-K.

        Intangible Assets—Intangible assets consisted of the following:

	December 31, 2013			December 31, 2012
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Intangible assets:
Customer relationships	$77,196	$42,151	$35,045	$77,426	$35,597	$41,829
Trade names	8,951	6,674	2,277	8,951	6,181	2,770
Core technology	11,950	6,285	5,665	6,400	5,835	565
Non-compete agreements	3,865	3,478	387	3,874	3,656	218
Favorable lease agreements	620	580	40	620	500	120
Patents	3,131	1,221	1,910	3,131	723	2,408
Other	647	287	360	647	65	582

Total	$106,360	$60,676	$45,684	$101,049	$52,557	$48,492

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        During 2013, the Company recorded an increase in intangible assets subject to amortization of $7,350, primarily resulting from developed technology acquired in connection with the acquisition of Contigo Limited. The components of definite-lived intangible assets acquired during 2013 and their respective weighted-average amortizable period were: $5,550—Core technology (7 years), $1,470—Customer relationships (6 years), and $330—Non-compete agreements (5 years).

        Additionally, during 2013, the Company recorded an impairment charge related to Customer relationships in the Americas brokerage segment. The amount of this impairment was $684 and was included within Impairment of goodwill and intangibles.

        Intangible amortization expense for the years ended December 31, 2013, 2012 and 2011 was $9,640, $11,293 and $12,190, respectively.

        At December 31, 2013, expected amortization expense for the definite lived intangible assets is as follows:

2014	$9,366
2015	9,260
2016	7,354
2017	4,015
2018	3,192
Thereafter	12,497

Total	$45,684

7. OTHER ASSETS AND OTHER LIABILITIES

        Other assets consisted of the following:

	December 31,
	2013	2012
Deferred tax assets	$45,694	$41,567
Investments accounted for under the cost method and equity method	42,063	31,414
Forgivable employee loans and advances to employees	24,109	31,655
Prepaid bonuses	23,499	31,847
Deferred financing fees	6,786	8,074
Software inventory, net	4,749	4,615
Financial instruments owned	1,416	25,250
Other	29,528	28,774

Total Other assets	$177,844	$203,196

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. OTHER ASSETS AND OTHER LIABILITIES (Continued)

        Other liabilities consisted of the following:

	December 31,
	2013	2012
Payroll related liabilities	$15,896	$15,418
Deferred revenues	9,199	7,247
Unrecognized tax benefits	8,676	8,957
Deferred tax liabilities	6,835	7,943
Future purchase commitment and contingent consideration liabilities	4,317	3,727
Financial instruments sold, not yet purchased	993	1,481
Other	37,155	38,801

Total Other liabilities	$83,071	$83,574

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

        The Company had outstanding debt obligations as of December 31, 2013 and 2012 as follows:

	December 31, 2013	December 31, 2012
8.375% Senior Notes due 2018	$240,000	$250,000
Loans pursuant to Credit Agreement	10,000	—

Total	$250,000	$250,000

        The Company's debt obligations are carried at historical amounts. The fair value of the Company's Long-term debt, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers. The carrying amounts and estimated fair values of the Company's Long-term debt obligations were as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.375% Senior Notes	$240,000	$251,100	$250,000	$220,720

8.375% Senior Notes

        In July 2011, the Company issued $250,000 in aggregate principal amount of 8.375% Senior Notes (the "8.375% Senior Notes") due 2018 in a private offering (the "Offering") to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended (the "Securities Act"). The notes were priced to investors at 100% of their principal amount, and mature in July 2018. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Transaction costs of approximately $9,100 related to the 8.375% Senior Notes were deferred and are being amortized over the term of the notes. On December 21, 2011, the Company completed an exchange offer for the 8.375% Senior Notes

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

whereby it exchanged $250,000 in aggregate principal amount of the 8.375% Senior Notes for 8.375% Senior Notes that are registered under the Securities Act.

        On January 18, 2013, Moody's Investor Services lowered its credit rating on the Company's 8.375% Senior Notes two notches to B1, which increased the Company's applicable per annum interest, effective January 19, 2013, by an additional 50 basis points. On April 19, 2013, Fitch Ratings, Inc. ("Fitch") further lowered its credit rating on the Company's 8.375% Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch increased our applicable per annum interest by an additional 50 basis points, effective July 19, 2013. On June 26, 2013, Standard & Poor's ("S&P") further lowered its credit rating on the Company's 8.375% Senior Notes one notch to B+ and revised its outlook from Negative to Stable. This credit rating downgrade by S&P increased the Company's applicable per annum interest by an additional 25 basis points, effective July 19, 2013.

        The cumulative effect of all such downgrades to the Company's credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes resulted in 200 basis points penalty interest, which is the maximum increase permitted under the indenture. The additional 200 basis points of interest equates to $4,800 in additional interest expense per annum, based on the aggregate amount of outstanding principal as of December 31, 2013.

        In March 2013, the Company repurchased $10,000 principal amount of its 8.375% Senior Notes on the open market for an aggregate purchase price of $9,602, including accrued interest and sales commissions. The Company funded the repurchase of these notes with borrowings under its Credit Agreement.

        At December 31, 2013 and December 31, 2012, unamortized deferred financing fees related to the 8.375% Senior Notes of $5,669 and $7,205, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

Credit Agreement

        In March 2013, the Company entered into an amendment to its second amended and restated credit agreement (as amended, the "Credit Agreement") with Bank of America, N.A. and certain other lenders. The Credit Agreement provided for maximum revolving loans of up to $75,000 until December 2013, at which time $18,750 of the lender commitments were due to mature and the remaining $56,250 of lender commitments were due to mature in December 2015.

        In December, 2013, the various lenders under the Credit Agreement executed an assignment and assumption agreement pursuant to which the extending lenders under the Credit Agreement assumed the lender commitments of the non-extending lender and the Company has consented to the assignment. As a result, the borrowing capacity will remain at $75,000 until the Credit Agreement matures in December 2015. The Credit Agreement provides for up to $50,000 for letters of credit.

        At December 31, 2012, the Credit Agreement provided for maximum revolving loans of up to $129,500, with $50,000 for letters of credit.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

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

        The weighted average interest rate of the outstanding loans under the Credit Agreement was 3.41% at December 31, 2013. At December 31, 2013 and December 31, 2012, unamortized deferred financing fees related to the Credit Agreement of $1,117 and $869, respectively, were recorded within Other assets.

        The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at December 31, 2013 and 2012.

9. INCOME TAXES

        The components of the (benefit from) provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Current provision (benefit):
Federal	$(30)	$—	$(7,001)
Foreign	8,245	11,119	13,935
State and local	101	579	579

Total	8,316	11,698	7,513
Deferred (benefit) provision:
Federal	(7,564)	1,158	(3,681)
Foreign	(3,025)	(4,469)	(1,749)
State and local	—	—	564

Total	(10,589)	(3,311)	(4,866)

Total (benefit from) provision for income taxes	$(2,273)	$8,387	$2,647

        The Company had pre-tax income from foreign operations of $6,224, $31,571 and $37,589 for the years ended December 31, 2013, 2012 and 2011, respectively. Pre-tax loss from domestic operations was $(27,569), $(32,828) and $(37,507) for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$47,855	$43,631
Share-based compensation	20,570	16,718
Capitalized R&D expenses	11,985	8,561
Prepaid expenses	3,535	496
Unrealized loss on investment	3,311	6,627
Foreign tax credits	2,020	10,944
Foreign deferred items	3,053	1,791
Accrued reserves	2,853	3,337
General business credit	2,338	3,485
Other, net	1,279	1,829

Gross deferred tax assets	98,799	97,419
Valuation allowance	(28,519)	(29,435)

Deferred tax assets, net of valuation allowance	70,280	67,984
Deferred tax liabilities:
Intangible amortization	(21,603)	(21,113)
Depreciation and amortization	(9,818)	(13,247)

Gross deferred tax liabilities	(31,421)	(34,360)

Net deferred tax assets	$38,859	$33,624

        As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation expense recognized for financial reporting purposes. Stockholders' Equity will be increased by $1,911 when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

        Cumulative undistributed earnings of foreign subsidiaries were approximately $285,723 at December 31, 2013. U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. Management concluded that earnings from certain foreign subsidiaries commencing from January 1, 2013 will ultimately be repatriated and will provide U.S. tax on those amounts. The Company has determined that the historic undistributed earnings prior to 2013 from our foreign subsidiaries, are indefinitely reinvested and, accordingly, no U.S. income taxes have been provided.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

9. INCOME TAXES (Continued)

        The valuation allowance relates primarily to the inability to utilize net operating losses ("NOLs") and foreign tax credits in various tax jurisdictions. The Company had the following net operating loss carryforwards as of December 31, 2013:

December 31, 2013
NOL Carryforwards
U.S. federal	$68,552
State and local	97,294
Foreign	64,415

        The U.S. NOLs are subject to annual limitations on utilization and will begin to expire in 2017. The foreign NOLs are subject to annual limitations on utilization and will begin to expire in 2014. Further, the Company has $2,020 of foreign tax credit carryforwards at December 31, 2013 that will begin to expire in 2014. The Company continues to monitor the realizability of these losses and believes it is more likely than not that the tax benefits associated with these losses will be realized to the extent a valuation allowance has not been established. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

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

  •
  historical experience with tax attributes expiring unused; and

  •
  the Company's estimated near- and medium-term financial outlook.

        The Company has incurred a cumulative net loss, on a book basis, for the last three years. The majority of the Company's Deferred tax assets are in the U.S. and as a result, the Company is relying on certain prudent and feasible tax planning strategies, as defined in ASC 740, that would be implemented, if necessary, to prevent a Deferred tax asset from expiring. The tax planning strategy that the Company will implement is a sale of certain intellectual property held in the U.S. to a related party or externally with a right to continue to use the intellectual property and the sale of certain non-core assets. The Company believes such sales would, based on current valuations, generate sufficient profits to utilize the U.S. Deferred tax assets.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

9. INCOME TAXES (Continued)

        The corporate statutory U.S. federal tax rate was 35.0% for the three years presented. A reconciliation of the Company's (benefit from) provision for income taxes and the statutory tax rate is as follows:

	December 31,
	2013	2012	2011
Federal income taxes at statutory rate	$(7,471)	$(440)	$29
U.S. state and local income taxes, net of federal tax benefit	(1,151)	(1,616)	(1,951)
U.S. valuation allowance(1)	4,116	4,344	3,094
Foreign operations(2)	2,871	(1,988)	(992)
U.S. non-deductible expenses	1,653	1,643	1,991
U.S. tax on foreign profits	(2,655)	9,752	—
Decreases in unrecognized tax benefits, net	(281)	(2,230)	(663)
Net adjustment related to the reconciliation of income tax provision (benefit) accruals to tax returns	645	(614)	1,428
Other, net	—	(464)	(289)

(Benefit from) provision for income taxes	$(2,273)	$8,387	$2,647

(1)
Valuation allowance provided for deferred taxes related to state and local taxes, capital loss and charitable contribution carryforwards.

(2)
This amount represents the impact related solely to foreign taxes such as (i) non-deductible expenses, including an $18,918 impairment of goodwill, (ii) valuation allowances and (iii) a $1,820 income tax benefit related to deferred tax liabilities associated with an identifiable intangible asset acquired in conjunction with a prior acquisition. This identifiable intangible asset was fully amortized during the year ended December 31, 2013.

        Income tax expense of approximately $1,911, $2,213 and $1,764 from the exercise of stock options and the vesting of RSUs was recorded directly to additional paid-in capital in 2013, 2012 and 2011, respectively.

        Total unrecognized tax benefits as of December 31, 2013 were approximately $9,839, including interest of $1,163, all of which could affect the effective income tax rate in future periods. A

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

9. INCOME TAXES (Continued)

reconciliation of the beginning and ending amount of unrecognized tax benefits, showing only items of movement, is as follows:

Liability for Unrecognized Tax Benefits
Unrecognized tax benefits balance at December 31, 2010	$11,849
Gross increases—current period tax positions	—
Lapse of statute of limitations	(662)

Unrecognized tax benefits balance at December 31, 2011	$11,187
Gross increases—current period tax positions	—
Lapse of statute of limitations	(2,230)

Unrecognized tax benefits balance at December 31, 2012	$8,957
Gross increases—current period tax positions	—
Lapse of statute of limitations	(281)

Unrecognized tax benefits balance at December 31, 2013	$8,676

        The Company is under continuous examination by the Internal Revenue Service (the "IRS") and other tax authorities in certain countries, such as the U.K., and states in which the Company has significant business operations, such as New York. The Company is currently under examination by the IRS covering tax years 2004—2010. Also, the Company is currently at various levels of field examination with respect to audits with New York State and New York City for tax years 2006—2008. The resolutions of these audits are not expected to be material to the Company's Consolidated Financial Statements. The Company has substantially concluded all U.S. federal, state and local income tax matters for years prior to 2004.

        In the U.K., the Company is in discussion with tax authorities regarding whether certain compensation expenses were deductible by the Company in prior years. The Company believes that the resolution of this tax matter will not have a material effect on the Consolidated Statement of Financial Condition, although a resolution could have a material impact on the Company's Consolidated Statement of Operations for a particular future period and on the Company's effective income tax rate for any period in which such resolution occurs. The Company has established a liability for unrecognized tax benefits that the Company believes is adequate in relation to the potential for additional assessments. Once established, the Company adjusts unrecognized tax benefits only when more information is available or when an event occurs necessitating a change.

        The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2013 and 2012, the Company had approximately $1,163 and $1,050, respectively, of accrued interest related to uncertain tax positions.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. STOCKHOLDERS' EQUITY

Shares of Common Stock
Authorized (at December 31, 2013)	400,000,000
Outstanding:
December 31, 2011	117,524,638
December 31, 2012	117,375,462
December 31, 2013	123,286,669
Par value per share	$0.01

Share Issuance

        During 2013 and 2012, the Company issued 4,570,832 and 3,952,172 shares of common stock, respectively, in connection with the exercise of stock options and vesting of RSUs. The Company received total cash proceeds of $910 and $30 in 2013 and 2012, respectively, in connection with the exercise of stock options. In 2013, 1,339,158 contingently issuable shares were issued to the selling shareholders of Kyte in connection with the final determination of the Future Purchase Commitment and the waiver of certain conditions relating to one of Kyte's investments in a third party.

Common Stock

        Each holder of the Company's common stock is entitled to one vote per share on all matters submitted to a vote of stockholders. Subject to the rights of holders of the Company's preferred stock, if any, the holders of shares of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors.

        On each of May 31, August 30, and November 29, 2013 the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,999, $6,096 and $6,142, respectively. In December 2012, the Company's Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and the Company, therefore, did not pay a cash dividend during the first quarter of 2013. On each of March 30, May 31, August 31, November 30 and December 27, 2012 the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,897, $5,991, $5,873, $5,901, and $5,904, respectively.

Preferred Stock

        As of December 31, 2013 and 2012, the Company had one class of preferred stock with 5,000,000 shares authorized and none issued.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. STOCKHOLDERS' EQUITY (Continued)

Treasury Stock

        In August 2007, the Company's Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company's common stock on the open market in such amounts as determined by the Company's management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the year ended December 31, 2013, the Company did not repurchase any of its common stock. During the year ended December 31, 2012, the Company repurchased 3,107,469 shares of its common stock on the open market at an average price of $3.17 per share and for a total cost of $9,939, including sales commissions. These repurchased shares were recorded at cost as Treasury stock in the Consolidated Statements of Financial Condition.

        On December 28, 2012, the Company and JPI entered into a stock purchase agreement pursuant to which the Company purchased 993,377 shares of common stock held by JPI at a price of $3.02 per share for a purchase price of $3,000. The review and approval of this stock purchase agreement was delegated by the Company's Board of Directors to its Audit Committee, comprised of solely independent directors, which approved such stock purchase agreements. These repurchased shares were recorded at cost as Treasury stock in the Consolidated Statements of Financial Condition.

        During the years ended December 31, 2013 and 2012, the Company reissued 729 and 932,198 shares of its Treasury stock, respectively, in relation to the settlement of vested RSUs. The reissuance of these shares is accounted for as a reduction of Treasury stock on a first-in, first-out basis. The total amounts reduced from Treasury stock relating to the settlement of RSUs during the years ended December 31, 2013 and 2012 were $2 and $11,839, respectively.

11. LOSS PER SHARE

        Basic loss per share for common stock is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss by the sum of: (i) the weighted average number of shares outstanding, (ii) outstanding stock options and RSUs (using the "treasury stock" method when the impact of such options and RSUs would be dilutive), and (iii) any contingently issuable shares when dilutive.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

11. LOSS PER SHARE (Continued)

        Basic and diluted loss per share for the years ended December 31, 2013, 2012 and 2011 were as follows:

	December 31,
	2013	2012	2011
Basic loss per share
GFI's net loss	$(19,998)	$(9,953)	$(3,181)

Weighted average common shares outstanding	119,052,908	116,014,202	118,334,995

Basic loss per share	$(0.17)	$(0.09)	$(0.03)

Diluted loss per share
GFI's net loss	$(19,998)	$(9,953)	$(3,181)
Weighted average common shares outstanding	119,052,908	116,014,202	118,334,995
Effect of dilutive options, RSUs and other contingently issuable shares	—	—	—

Weighted average shares outstanding and common stock equivalents	119,052,908	116,014,202	118,334,995

Diluted loss per share	$(0.17)	$(0.09)	$(0.03)

        As a result of the net loss for the years ended December 31, 2013, 2012 and 2011, the following stock options, RSUs and contingently issuable shares outstanding were excluded from the computation of diluted loss per share for each respective period, as their inclusion would be anti-dilutive:

	December 31,
	2013	2012	2011
Stock options	139,164	592,064	602,592
RSUs	18,483,001	19,353,242	17,953,952
Contingently issuable shares	1,171,879	3,682,916	3,682,916

12. SHARE-BASED COMPENSATION

        The Company maintains the Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company's stockholders on June 6, 2013 (as amended and restated, the "2008 Equity Incentive Plan") which permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of December 31, 2013, the Company had stock options outstanding under the GFI Group 2002 Stock Option Plan (the "GFI Group 2002 Plan"), and none outstanding under the GFInet Inc. 2000 Stock Option Plan (the "GFInet 2000 Plan"). No additional grants will be made under these option plans.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

12. SHARE-BASED COMPENSATION (Continued)

        As of December 31, 2013, there were 5,234,834 shares of common stock available for future grants of awards under the 2008 Equity Incentive Plan.

Restricted Stock Units

        The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures. The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2010	14,545,137	$5.14
Granted	9,250,544	4.74
Vested	(5,095,883)	5.38
Cancelled	(742,072)	5.69

Outstanding December 31, 2011	17,957,726	4.84
Granted	8,354,723	3.55
Vested	(6,476,243)	4.87
Cancelled	(482,824)	4.84

Outstanding December 31, 2012	19,353,382	4.27
Granted	6,789,871	3.71
Vested	(6,688,784)	4.46
Cancelled	(971,468)	3.99

Outstanding December 31, 2013	18,483,001	$4.01

        The weighted average grant-date fair value of RSUs granted during 2013 was $3.71 per unit, compared with $3.55 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	For the Year Ended December 31,
	2013	2012	2011
Compensation expense	$29,550	$32,385	$32,772
Income tax benefits	$8,799	$9,838	$11,011

        The Company has modified the vesting terms of RSU grants for certain employees in connection with the termination of their employment. As a result of these modifications, the Company recorded incremental compensation expense totaling $716, $255 and $2,210 during 2013, 2012, and 2011, respectively.

        At December 31, 2013, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $49,046 and is expected to be recognized over a weighted-average period of 1.51 years. The total fair value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $29,860, $31,514 and $27,407, respectively.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

12. SHARE-BASED COMPENSATION (Continued)

Stock Options

        The following is a summary of stock options outstanding under both the GFI Group 2002 Plan and the GFInet 2000 Plan:

	GFI Group 2002 Plan			GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Outstanding December 31, 2010	606,804	$3.33		96,248	$3.95
Exercised	(4,212)	2.97		(23,884)	2.62
Cancelled	(16,844)	5.25		—	—
Expired	—	—		(55,520)	4.82

Outstanding December 31, 2011	585,748	3.28		16,844	2.97
Exercised	(10,528)	2.97		—	—

Outstanding December 31, 2012	575,220	3.29		16,844	2.97
Exercised	(422,796)	2.97		(16,844)	2.97
Cancelled	(10,104)	4.78		—	—
Expired	(3,156)	2.97		—	—

Outstanding December 31, 2013	139,164	$4.16	0.21	—	—	—

Exercisable at December 31, 2013	139,164	$4.16	0.21	—	—	—

        As of December 31, 2013, 2012, and 2011, there was no unrecognized compensation cost related to stock options.

        The total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $431, $2 and $52, respectively. Additionally, the total intrinsic value of options outstanding and exercisable at December 31, 2013 was $66.

13. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has non-cancelable operating leases, principally for office space, that expire on various dates through 2027. At December 31, 2013, the future minimum rental commitments under such leases are as follows:

2014	$13,696
2015	12,150
2016	11,608
2017	11,336
2018	11,662
Thereafter	81,577

Total	$142,029

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. In addition, certain of the Company's leases grant a free rent period, which is amortized over the lease term. The accompanying Consolidated Statements of Operations reflect all rent expense on a straight-line basis over the term of the leases. Rent expense under the leases for the years ended December 31, 2013, 2012 and 2011 was $18,230, $13,465 and $15,252, respectively, and is included within Rent and occupancy.

        Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of December 31, 2013, the Company had total purchase commitments for market data of approximately $27,057, with $18,356 due within the next twelve months and $8,701 due between one to three years. Additionally, the Company had other purchase commitments of $6,263, primarily related to network implementations in the U.S. and U.K., and $1,077 for hosting and software license agreements. Of these other purchase commitments, approximately $4,932 is due within the next twelve months.

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

        The Company is subject to the possibility of losses from these various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. In accordance with applicable accounting guidelines, an accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. Where a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. One of the Company's European subsidiaries is currently defending a claim that they improperly hired a number of employees of a competitor over a period of time. Although the case is in its preliminary stages, the claimant is seeking a multi-million dollar award. The Company intends to vigorously defend against this action and believe that it has substantial defenses to the claims and damages asserted against it.

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

        Based on currently available information, the outcome of the Company's outstanding legal proceedings are not expected to have a material adverse impact on the Company's financial position. However, the outcome of any such matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of the Company's outstanding matters will not significantly exceed any reserves accrued by the Company.

        The purchase price paid in connection with the acquisition of Contigo Limited, the purchase price included contingent consideration with an estimated net present value of £2,458 (or approximately $3,942). Subsequent changes in the estimated fair value of the contingent consideration will recorded in Other income, net in the Consolidated Statement of Operations and the estimated fair value of the Contingent consideration as of December 31, 2013 is included within Other liabilities in the Statement of Financial Condition. See Note 16 for further information.

        Risks and Uncertainties—The Company primarily generates its revenues by executing and facilitating transactions for counterparties. Revenues for these services are transaction based. As a result, the Company's revenues will likely vary based upon the trading volumes of the various securities, commodities, foreign exchange and other cash and derivative markets in which the Company provides its services.

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

14. RETIREMENT PLANS

        In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable provisions of the Internal Revenue Code. It is available to all eligible U.S. employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the statutory limits. The Company did not make any contributions to the plan for the years ended December 31, 2013, 2012 or 2011.

        In Europe, the Company has established six defined contribution plans pursuant to applicable local laws of their respective countries. Employees of certain European subsidiaries may voluntarily designate a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The Company has made aggregate contributions of $2,432, $1,859 and $1,461 in

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

14. RETIREMENT PLANS (Continued)

2013, 2012 and 2011, respectively, for these defined contribution plans, recorded in Compensation and employee benefits.

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

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Certain of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Assets and liabilities that are recorded at contracted amounts approximating fair value consist primarily of receivables from and payables to brokers, dealers and clearing organizations and payables to clearing services customers. These receivables and payables to brokers, dealers and clearing organizations are short-term in nature, and following December 31, 2013, substantially all have settled at the contracted amounts. The Company's marketable equity securities, included in Other assets, are recorded at fair value based on their quoted market price. The Company's investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

  Equity Securities—Equity securities include mostly exchange-traded securities and are valued based on quoted market prices. Accordingly, exchange-traded equity securities are generally categorized in Level 1 of the fair value hierarchy. Non-exchange traded equity securities are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Non-exchange traded equity securities are generally categorized within Level 2 of the fair value hierarchy.

  Corporate Bonds—Corporate bonds are measured primarily using broker quotations, pricing service data from external providers and prices observed for recently executed market transactions. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy.

  Foreign government bonds—Foreign government bonds are mostly valued using quoted market prices. Accordingly, foreign government bonds are generally categorized in Level 1 of the fair value hierarchy.

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

  Convertible Note Receivable, Available-For-Sale—During the fourth quarter of 2011, the Company exchanged its membership interest in a third party brokerage firm for a convertible senior secured promissory note in that company. This security was previously measured using valuation techniques involving quoted prices of or market data for comparable companies, including credit ratings, peer company ratios and discounted cash flow analyses. As the inputs used in estimating the fair value of this convertible debt security were both unobservable and significant to the overall fair value measurement of this asset, the asset was categorized within Level 3 of the fair value hierarchy. During the three months ended September 30, 2012, the third party brokerage firm notified the Company that they had immediate liquidity concerns and that there was the prospect of insolvency in the near future. Based upon this information, the Company determined its estimated fair value of the convertible senior secured promissory note to be zero.

  Future Purchase Commitment—In connection with the acquisition of 70% of the equity ownership interests in Kyte, the Company agreed to purchase the residual 30% equity interest in Kyte. The purchase price for the residual 30% equity interest was determined to be zero in the third quarter of 2013. Beginning with the initial acquisition date and continuing up until the final settlement of the Future Purchase Commitment during the third quarter of 2013, an estimate of the payment for the residual 30% interest was determined pursuant to a formula based on Kyte's forecasted and actual earnings and losses. The inputs used in estimating the fair value of this Future Purchase Commitment were both unobservable and significant to the overall fair value measurement of this liability. Therefore, the liability was categorized in Level 3 of the fair value hierarchy.

  Contingent Consideration—The category consists primarily of contingent consideration related to two of the Company's acquisitions.

  On November 1, 2009, the Company completed the acquisition of a retail energy brokerage business. This contingent liability is remeasured at fair value and is based on estimated future collections of accounts receivable through the first quarter of 2014 related to the earnings of the acquired business through October 31, 2013.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  On November 14, 2013, the Company completed the acquisition of Contigo, a provider of trading, portfolio risk management and logistics software for the energy industry. This contingent liability, which will be settled in a combination of cash and up to 50% of the Company's common stock at the Company's discretion, will be remeasured at fair value and is based on different measures of the acquired business' future financial performance, including revenues and operating margins, from May 1, 2014 through April 30, 2015.

  The inputs used in estimating the fair value of these contingent considerations are both unobservable and significant to the overall fair value measurement of this liability, therefore the liability is categorized in Level 3 of the fair value hierarchy.

        In the years ended December 31, 2013 and 2012, the Company did not have any material transfers amongst Level 1, Level 2, and Level 3.

        Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets
Other assets: Financial instruments owned:
Equity securities	$546	$177	$—	$723
Derivative contracts:
Foreign exchange derivative contracts	$—	$679	$—	$679
Equity derivative contracts	—	—	14	14

Total derivative contracts	$—	$679	$14	$693

Total financial instruments owned	$546	$856	$14	$1,416
Other assets: Other:
Equity security, available-for-sale	$5,465	$—	$—	$5,465

Total	$6,011	$856	$14	$6,881

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$—	$993	$—	$993

Total financial instruments sold, not yet purchased	$—	$993	$—	$993
Other liabilities: Contingent consideration	$—	$—	$4,317	$4,317

Total	$—	$993	$4,317	$5,310

        Excluded from the table above is variation margin on net long derivative contracts related to exchange traded futures in the amount of $388 included within Receivables from brokers, dealers and

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

clearing organizations. Also excluded from the table above is variation margin on net short derivative contracts related to exchange traded futures in the amount of $596 included within Payables to brokers, dealers and clearing organizations.

        Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2012 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Assets
Other assets: Financial instruments owned:
Equity securities	$1,223	$199	$—	$1,422
Derivative contracts:
Foreign exchange derivative contracts	$—	$182,343	$—	$182,343
Fixed income derivative contracts	394	—	—	394
Equity derivative contracts	40,578	—	28	40,606
Commodity derivative contracts	—	1,401	—	1,401
Netting(1)	(17,961)	(182,955)	—	(200,916)

Total derivative contracts	$23,011	$789	$28	$23,828

Total financial instruments owned	$24,234	$988	$28	$25,250
Other assets: Other:
Equity security, available-for-sale	$3,356	$—	$—	$3,356
Convertible note receivable, available-for-sale	—	—	—	—

Total	$27,590	$988	$28	$28,606

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Equity securities	$205	$—	$—	$205
Derivative contracts:
Foreign exchange derivative contracts	$14	$182,573	$—	$182,587
Fixed income derivative contracts	595	—	—	595
Equity derivative contracts	17,567	—	—	17,567
Commodity derivative contracts	—	1,400	—	1,400
Netting(1)	(17,961)	(182,912)	—	(200,873)

Total derivative contracts	$215	$1,061	$—	$1,276

Total financial instruments sold, not yet purchased	$420	$1,061	$—	$1,481
Other liabilities: Future purchase commitment	$—	$—	$3,209	$3,209
Other liabilities: Contingent consideration	$—	$—	$518	$518

Total	$420	$1,061	$3,727	$5,208

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

        Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the year ended December 31, 2013 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss(1)	Unrealized gains (losses) included in Other comprehensive (income) loss	Purchases	Issues	Sales	Settlements	Closing Balance at December 31, 2013	Unrealized losses for Level 3 Assets / Liabilities Outstanding at December 31, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$28	$(14)	$—	$—	$—	$—	$—	$14	$(14)
Liabilities
Other liabilities:
Future purchase commitment:	$3,209	$2,203	$208	$—	$—	$—	$(798)	$—	$—
Other liabilities:
Contingent consideration:	$518	$(287)	$(128)	$—	$3,942	$—	$(558)	$4,317	$(287)

(1)
Realized and unrealized gains (losses) are reported in Other income, net in the Consolidated Statements of Operations.

        Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the year ended December 31, 2012 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss(1)	Unrealized losses included in Other comprehensive (income) loss	Purchases	Issues	Sales	Settlements	Closing Balance at December 31, 2012	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at December 31, 2012
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$1,937	$(2,475)	$—	$566	$—	$—	$—	$28	$(2,475)
Other assets:
Other:
Convertible note receivable, available- for- sale	$5,362	$(5,362)	$—	$—	$—	—	$—	$—	$(5,362)
Liabilities
Other liabilities:
Future purchase commitment:	$12,562	$9,545	$(192)	$—	$—	$—	$—	$3,209	$9,545
Other liabilities:
Contingent consideration:	$1,119	$(168)	$—	$—	$—	$—	$(769)	$518	$(168)

(1)
Realized and unrealized gains (losses) are reported in Other income, net in the Consolidated Statements of Operations.

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

	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)(a)
Assets
Equity derivative contracts	$14	Black-Scholes Merton Model	Expected volatility	30%
Liabilities
Contingent consideration	$4,317	Present value of expected payments	Discount rate	17%
			Forecasted financial information	(b )

	Fair Value as of December 31, 2012	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)(a)
Assets
Equity derivative contracts	$28	Black-Scholes-Merton Model	Expected volatility	55%
Convertible note receivable, available-for-sale	$—	Discounted cash flow	Estimated credit spread	19%
		Black-Scholes-Merton Model	Expected volatility	45%
			Estimated price per convertible unit	(c )
Liabilities
Future purchase commitment	$3,209	Present value of expected payments	Discount rate	15.5%
			Forecasted financial information	(d )

(a)
As of December 31, 2013 and December 31, 2012, each asset and liability type consists of one instrument.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

(b)
The Company's estimate of Contingent Consideration as of December 31, 2013 was based on the acquired business' projected future financial performance, including revenues and operating margins, from May 1, 2014 through April 30, 2015.

(c)
To determine the estimated price per convertible unit, the Company estimated the fair value of a non-controlling interest in the entity utilizing a discounted cash flow, appropriate discount rate and combined discount for lack of control and marketability.

(d)
The Company's estimate of the Future Purchase Commitment as of December 31, 2012 was based on Kyte's projected earnings through June 30, 2013. In estimating the fair value, the Company utilized post-tax projected earnings for the remaining period through June 30, 2013.

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

  Sensitivity Analysis—Level 3 Measurements

  Equity derivative contracts—The significant unobservable inputs used in the fair value of the Company's equity derivative contracts are the expected volatility and an estimated share price. Significant increases (decreases) in expected volatility or estimated share price would result in a higher (lower) fair value measurement.

  Future purchase commitment—Prior to September 30, 2013, the Future Purchase Commitment relating to Kyte was settled and therefore, there is no sensitivity to the inputs used in determining its fair value. As of December 31, 2012, the significant unobservable inputs used in the fair value of the Company's Future Purchase Commitment for the residual 30% equity interest in Kyte were the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement.

  Contingent consideration—The significant unobservable inputs used in the fair value in the Company's contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement.

        For all significant unobservable inputs used in the fair value measurement of all Level 3 assets and liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of December 31, 2013 and December 31, 2012, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging ("ASC 815-10").

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

        Fair values of derivative contracts on a gross and net basis as of December 31, 2013 and December 31, 2012 are as follows:

	December 31, 2013		December 31, 2012
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets(1)	Derivative Liabilities(2)	Derivative Assets(1)	Derivative Liabilities(2)
Foreign exchange derivative contracts	$679	$993	$182,388	$182,628
Commodity derivative contracts	17,604	17,216	23,656	23,680
Fixed income derivative contracts	15,824	16,415	2,990	3,420
Equity derivative contracts	24	15	42,811	34,460

Total fair value of derivative contracts	$34,131	$34,639	$251,845	$244,188
Counterparty netting	(33,050)	(33,050)	(227,968)	(227,925)

Total fair value	$1,081	$1,589	$23,877	$16,263

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        As of December 31, 2013 and December 31, 2012, the Company had outstanding forward foreign exchange hedge contracts with a combined notional value of $86,170 and $96,234, respectively. Approximately $27,659 and $26,390 of these forward foreign exchange contracts represents a hedge of Euro-denominated and Swiss franc-denominated balance sheet positions at December 31, 2013 and December 31, 2012, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

        In addition to the Company's outstanding forward foreign exchange hedge contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
	Long	Short	Long	Short
Foreign exchange derivative contracts	$—	—	$13,131,184	$13,116,622
Commodity derivative contracts	349,004	342,573	592,686	592,923
Fixed income derivative contracts	9,415,546	10,047,771	5,949,603	6,057,524
Equity derivative contracts	5,731	220	81,841	430,899

        The following is a summary of the effect of derivative contracts on the Consolidated Statements of Operations for the year ended December 31, 2013 and 2012:

		Amount of Gain (Loss) Recognized in Net loss on Derivatives
		For the Year Ended December 31,
	Location of Gain (Loss) Recognized in Net loss on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10		2013	2012
Foreign exchange derivative contracts	(1)	$(2,417)	$6,344
Commodity derivative contracts	Principal transactions	8,253	16,182
Fixed income derivative contracts	Principal transactions	11,776	9,048
Equity derivative contracts	(2)	(102)	(1,155)

(1)
For the year ended December 31, 2013, approximately $2,130 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $287 of losses on foreign currency options were included within Principal transactions. For the year ended December 31, 2012, approximately $2,011 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $4,333 of gains on foreign currency options were included within Principal transactions.

(2)
For the year ended December 31, 2013, approximately $14 of losses on equity derivative contracts were included within Other income, net and approximately $88 of losses on equity derivative contracts were included within Principal transactions. For the year ended December 31, 2012, approximately $2,475 of losses on equity derivative contracts were included within Other income, net and approximately $1,320 of gains on equity derivative contracts were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Consolidated Statements of Financial Position as of December 31, 2013:

		Gross Amounts Offset in the Condensed Consolidated Statements of Financial Position	Net Amounts of Assets Offset in the Condensed Consolidated Statements of Financial Position(1)	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
	Gross Amounts of Recognized Assets
Counterparties				Derivatives(2)	Cash Collateral Received/ (Pledged)	Net Amount
Derivative Assets:
Counterparty A	$268	$—	$268	$—	$—	$268
Counterparty B	17,604	17,216	388	—	—	388
Counterparty C	15,834	15,834	—	—	—	—
Counterparty D	14	—	14	—	—	14
Counterparty E	411	—	411	—	—	411

Total	$34,131	$33,050	$1,081	$—	$—	$1,081

Derivative Liabilities:
Counterparty A	$834	$—	$834	$—	$—	$834
Counterparty B	17,216	17,216	—	—	—	—
Counterparty C	16,430	15,834	596	—	—	596
Counterparty E	159	—	159	—	—	159

Total	$34,639	$33,050	$1,589	$—	$—	$1,589

(1)
The total reconciles to the aggregate of total derivative contracts in the fair value measurements table and the variation margin on exchange traded futures for the respective periods; both reflected in Note 16. Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively, with the exception of futures and options on futures contracts. Futures and options on futures contracts are included within Receivables from and Payables to brokers, dealers, and clearing organizations, as applicable.

(2)
As of December 31, 2013, the Company does not have any derivative positions under a master netting agreement that are not netted.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Consolidated Statements of Financial Position as of December 31, 2012:

				Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
		Gross Amounts Offset in the Condensed Consolidated Statements of Financial Position	Net Amounts of Assets Offset in the Condensed Consolidated Statements of Financial Position(1)
	Gross Amounts of Recognized Assets
Counterparties				Derivatives(2)	Cash Collateral Received/ (Pledged)	Net Amount
Derivative Assets:
Counterparty A	$183,577	$182,955	$622	$—	$—	$622
Counterparty B	16,987	16,938	49	—	—	49
Counterparty C	51,087	28,075	23,012	—	—	23,012
Counterparty D	28	—	28	—	—	28
Counterparty F	166	—	166	—	—	166

Total	$251,845	$227,968	$23,877	$—	$—	$23,877

Derivative Liabilities:
Counterparty A	$183,973	$182,912	$1,061	$—	$—	$1,061
Counterparty B	16,938	16,938	—	—	—	—
Counterparty C	43,277	28,075	15,202	—	—	15,202

Total	$244,188	$227,925	$16,263	$—	$—	$16,263

(1)
The total reconciles to the aggregate of total derivative contracts in the fair value measurements table and the variation margin on exchange traded futures for the respective periods; both reflected in Note 16. Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively, with the exception of futures and options on futures contracts. Futures and options on futures contracts are included within Receivables from and Payables to brokers, dealers, and clearing organizations, as applicable.

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

        As of December 31, 2013 and December 31, 2012, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests, a convertible note and a non-recourse loan. The carrying amount of these VIEs was $3,954 as of December 31, 2013 and $4,438 as of December 31, 2012, and was recorded within Other assets. These VIEs include a technology provider with a proprietary financial application, trading entities in which the Company has provided initial capital to fund trading activities, investment fund managers and a commodity pool operator. The Company also provides clearing and other administrative services to certain of these non-consolidated

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

18. VARIABLE INTEREST ENTITIES (Continued)

VIEs. The maximum exposure to loss on these VIEs was $4,592 and $4,438 as of December 31, 2013, and December 31, 2012, respectively.

        As of December 31, 2013 and December 31, 2012, the Company had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company had an economic interest in profits and losses and has provided initial capital to fund trading activities. The Company also provided clearing and other administrative services to these non-consolidated VIEs. The carrying amount of these VIEs was $1,653 as of December 31, 2013 and $9,784 as of December 31, 2012, and was recorded within Receivables from brokers, dealers and clearing organizations. The maximum exposure to loss of these VIEs was $1,653 and $10,703 as of December 31, 2013, and December 31, 2012, respectively.

        The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

        In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE's start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $8,953 at December 31, 2013 and $6,428 as of December 31, 2012, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE's assets. The consolidated VIE had total liabilities of $2,652 and $1,558 as of December 31, 2013, and December 31, 2012, respectively.

19. EQUITY METHOD AND SIMILAR INVESTMENTS

        The Company has investments accounted for under the equity method (see Note 2) with an aggregate carrying value of $36,976 and $26,743, at December 31, 2013 and 2012, respectively, and which are included in Other assets. Included within Equity in net earnings of unconsolidated businesses was $1,376, $575 and $1,223 in 2013, 2012 and 2011, respectively, related to these investments. The Company also provides clearing and other administrative services to certain of these equity method investments.

        As of December 31, 2013, the Company had 10 investments accounted for under the equity method, which individually, or in the aggregate, are not material to the consolidated financial statements of the Company.

        Investments accounted for under the equity method included the following:

  •
  Investments in a number of unconsolidated U.K. trading operations acquired in the July 1, 2010 acquisition of Kyte and investments made by Kyte subsequent to the Company's acquisition; and

  •
  Investments in a number of U.S. based brokerage, trading and investment firms.

        The Company also has certain investments in brokerage businesses in which the Company has a contractual right to receive a percentage of revenues, less certain direct expenses. The Company

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

19. EQUITY METHOD AND SIMILAR INVESTMENTS (Continued)

accounts for these investments in a manner similar to the equity method of accounting. Included within Equity in net earnings of unconsolidated businesses was $6,790, $7,994 and $9,243 in 2013, 2012 and 2011, respectively, related to these entities.

        For material investments in which the Company has a contractual right to receive a percentage of revenues, less certain direct expenses, the Total revenues, Direct expenses and Net revenues, on an aggregate basis, for the year ended December 31, 2013 and 2012 was as follows:

	For the year ended December 31,
	2013	2012
Total revenues	$75,597	$70,277
Direct expenses	2,594	2,513

Net revenues	73,003	67,764

        The Company's contractual share of these affiliates' operating results, on an aggregate basis, for the years ended December 31, 2013 and 2012 was $5,893 and $6,798, respectively. The aforementioned investees report on a different fiscal year end than the Company. Therefore, the Company has made certain estimates with the summarized financial information provided by management of these equity method investments to align the fiscal year-ends. The summarized financial information was prepared in accordance with U.K. GAAP. The Company has determined the amounts disclosed in the above table are not materially different than if these amounts were prepared in accordance with U.S. GAAP.

        The Company reviews investments accounted for under the equity method for decline in value that may be other than temporary. During the years ended December 31, 2013, and 2012, the Company did not record any write-downs related to equity method investments.

20. REGULATORY REQUIREMENTS

        Many of the Company's material operating subsidiaries are subject to regulatory restrictions and minimum capital requirements, which may restrict the Company's ability to withdraw capital from its subsidiaries.

        Certain domestic subsidiaries of the Company are registered as a broker-dealer, swap execution facility or introducing broker and therefore are subject to the applicable rules and regulations of the Securities Exchange Commission (the "SEC") and the Commodity Futures Trading Commission ("CFTC"). Certain foreign subsidiaries are also registered as introducing brokers with the CFTC. These rules contain uniform minimum net capital requirements, as defined, and also require a significant part of the registrants' assets be kept in relatively liquid form. As of December 31, 2013, each of the Company's subsidiaries that are subject to these regulations had net capital in excess of their minimum capital requirements.

        Certain of the Company's European subsidiaries are regulated by the Financial Conduct Authority ("FCA") and must maintain financial resources (as defined by the FCA) in excess of FCA's total financial resources requirement. As of December 31, 2013, each of these European subsidiaries had financial resources in excess of their requirements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

20. REGULATORY REQUIREMENTS (Continued)

        Certain other subsidiaries of the Company are subject to similar regulatory and other requirements in the jurisdictions in which they operate and as of December 31, 2013 each was in compliance with its regulatory capital requirements.

        The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries. As of December 31, 2013, the Company had the following aggregate regulatory capital, in individually regulated entities, in each of its operating regions:

	Americas	EMEA	Asia
Regulatory capital	$31,210	$142,984	$36,558
Minimum regulatory capital required	7,814	113,549	9,265

Excess regulatory capital	$23,396	$29,435	$27,293

        The regulatory requirements set forth in the table above include aggregated amounts held in individually regulated entities in each of the Company's operating regions, calculated by entity, to comply with the requirements of various regulators for capital requirements in each of those entities. In situations where the Company is subject to the requirements of multiple regulators, the Company has included the more onerous capital requirement in the table above.

21. SEGMENT AND GEOGRAPHIC INFORMATION

        In accordance with ASC 280-10, Segment Reporting ("ASC 280-10") and based on the nature of the Company's operations, products and services in each geographic region, the Company determined that it has four reportable segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa ("EMEA") Brokerage, (iii) Asia Brokerage and (iv) Clearing and Backed Trading. The Company's brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. The Clearing and Backed Trading segment encompasses the Company's clearing, risk management, settlement and other back-office services, as well as the capital we provide to start-up trading groups, small hedge funds, market-makers and individual traders. Information about other business activities is disclosed in an "All Other" category. All Other includes the results of the Company's software, analytics and market data operations. All Other also includes revenues and expenses that are not directly assignable to one of the Company's reportable segments, primarily consisting of indirect costs related to the Company's brokerage segments as well as all of the Company's corporate business activities.

        The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on income (loss) before income taxes, which it defines as revenues less direct expenses.

        Revenues within each brokerage segment include revenues that are directly related to providing brokerage services along with interest and other income (loss) directly attributable to the operating segment. Revenues within the Clearing and Backed Trading segment primarily include revenues that are directly related to providing clearing services along with the Company's share of profit (loss) on trading activity from capital investments. The Company's Clearing and Backed Trading segment incurs exchanges fees on behalf of its clients, which are reflected within Interest and transaction-based

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

21. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

expenses. The reimbursement of these fees from the Company's clients is reflected within Total Revenues. Therefore, the Company evaluates the top-line performance of its Clearing and Backed Trading segment using Revenues, net of interest and transaction-based expenses.

        Direct expenses of the operating segments are those expenses that are directly related to providing the brokerage or clearing services and trading activities of the operating segments and include compensation expense related to the segment management and staff, communication and market data, travel and promotion, and certain professional fees and other expenses that are directly incurred by the operating segments. However, the Company does not allocate to its brokerage operating segments certain expenses that it manages separately at the corporate level. The unallocated costs include rent and occupancy, depreciation and amortization, professional fees, interest on borrowings and other expenses and are included in All Other, as management primarily evaluates the performance of its brokerage segments before allocation of these indirect costs. Certain indirect costs are included in the Company's Clearing and Backed Trading reportable segment, consistent with management's evaluation of that segment.

        Selected financial information for the Company's reportable segments is presented below for periods indicated:

	For the Year Ended December 31, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$261,729	$306,509	$67,565	$176,319	$89,328	$901,450
Revenues, net of interest and transaction-based expenses	250,733	297,458	67,223	40,785	90,761	746,960
Income (loss) before income taxes	69,691	82,351	15,523	(16,402)	(172,508)	(21,345)

	For the Year Ended December 31, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$276,350	$338,504	$71,927	$159,877	$77,929	$924,587
Revenues, net of interest and transaction-based expenses	262,560	328,722	71,813	44,597	79,353	787,045
Income (loss) before income taxes	69,648	83,334	15,075	6,688	(176,002)	(1,257)

	For the Year Ended December 31, 2011
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$313,483	$386,012	$82,903	$164,882	$68,193	$1,015,473
Revenues, net of interest and transaction-based expenses	299,590	374,802	82,839	54,104	69,436	880,771
Income (loss) before income taxes	81,308	88,122	15,533	9,196	(194,077)	82

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

21. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        In addition, with the exception for goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 6 for goodwill by reportable segment.

        For the years ended December 31, 2013, 2012, and 2011, the U.K. is the only individual foreign country that accounts for 10% or more of the Company's total revenues and total long-lived assets. Information regarding revenue for the years ended December 31, 2013, 2012, and 2011, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2013 and 2012 are as follows:

	For the year ended December 31,
	2013	2012	2011
Revenues:
United States	$263,000	$271,038	$303,508
United Kingdom	448,387	456,801	492,204
Other	190,063	196,748	219,761

Total	$901,450	$924,587	$1,015,473

	For the year ended December 31,
	2013	2012	2011
Revenues, net of interest and transaction-based expenses:
United States	$257,548	$262,962	$295,212
United Kingdom	309,301	337,440	376,809
Other	180,111	186,643	208,750

Total	$746,960	$787,045	$880,771

	As of December 31,
	2013	2012
Long-lived Assets, as defined:
United States	$49,987	$47,675
United Kingdom	11,762	10,536
Other	4,396	5,239

Total	$66,145	$63,450

        Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

22. PARENT COMPANY INFORMATION

        The following presents the Parent company only's Condensed Statements of Financial Condition, Operations, Comprehensive Loss, and Cash Flows:

Parent Company Only
Condensed Statements of Financial Condition
(In thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$1,519	$216
Investments in subsidiaries, equity basis	496,005	453,186
Advances to subsidiaries	119,630	189,189
Other assets	46,915	37,758

TOTAL ASSETS	$664,069	$680,349

Liabilities and stockholders' equity
LIABILITIES
Short-term borrowings	$10,000	$—
Long-term debt	240,000	250,000
Other liabilities	6,793	5,267

Total Liabilities	256,793	255,267

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 140,599,626 and 134,689,148 shares issued at December 31, 2013 and 2012, respectively	1,405	1,347
Additional paid in capital	393,965	374,798
Retained earnings	83,180	121,415
Treasury stock, 17,312,957 and 17,313,686 common shares at cost at December 31, 2013 and 2012, respectively	(75,018)	(75,020)
Accumulated other comprehensive income	3,744	2,542

Total Stockholders' Equity	407,276	425,082

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$664,069	$680,349

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

22. PARENT COMPANY INFORMATION (Continued)

Parent Company Only
Condensed Statements of Operations and Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Interest income	$—	$39	$110
Expenses:
Interest expense	28,042	24,968	22,618
Other expenses	686	1,284	996

Total expenses	28,728	26,252	23,614

Loss before benefit from income taxes and equity in (losses) earnings of subsidiaries	(28,728)	(26,213)	(23,504)
Benefit from income taxes	10,446	6,097	8,226

Loss before equity in (losses) earnings of subsidiaries	(18,282)	(20,116)	(15,278)
Equity in (losses) earnings of subsidiaries, net of tax	(1,716)	10,163	12,097

GFI's net loss	$(19,998)	$(9,953)	$(3,181)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(322)	9,244	(3,050)
Unrealized gain(loss) on available-for-sale securities, net of tax	1,524	253	(1,486)

GFI's comprehensive loss	$(18,796)	$(456)	$(7,717)

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

22. PARENT COMPANY INFORMATION (Continued)

Parent Company Only
Condensed Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
GFI'S net loss	$(19,998)	$(9,953)	$(3,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from equity method investments	1,716	(10,163)	(12,097)
Amortization of loan fees	2,077	2,175	1,709
Share-based compensation	388	386	449
Changes in operating assets and liabilities:
Other assets	(10,889)	(5,942)	(8,338)
Other liabilities	1,526	(4,477)	5,683

Cash used in operating activities	(25,180)	(27,974)	(15,775)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	—	684	138
Receipts from subsidiaries	44,337	69,988	28,876

Cash provided by investing activities	44,337	70,672	29,014

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	195,000	195,000	(190,000)
Proceeds from short-term borrowings	(185,000)	(195,000)	55,000
Proceeds from long-term debt	—	—	250,000
Repayments of long-term debt	(9,385)	—	(60,000)
Purchases of treasury stock	—	(12,939)	(35,868)
Cash dividends paid	(18,237)	(29,566)	(24,180)
Payment of debt issuance costs	(1,142)	(134)	(8,891)
Proceeds from exercise of stock options	910	30	75

Cash used in financing activities	(17,854)	(42,609)	(13,864)

Increase (decrease) in cash and cash equivalents	1,303	89	(625)
Cash and cash equivalents, beginning of year	216	127	752

Cash and cash equivalents, end of year	$1,519	$216	$127

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$24,563	$22,845	$12,614

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

Advances to Subsidiaries

        As of December 31, 2013, 2012 and 2011, the Parent company had receivables from subsidiaries of $119,630, $189,189 and $258,951, respectively, related primarily to the allocation of funds received, from notes payable and the issuance of equity securities to subsidiaries to fund working capital.

23. SUBSEQUENT EVENTS

        In February 2014, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on March 28, 2014 to stockholders of record on March 14, 2014.

        Subsequent events have been evaluated for recording and disclosure in the notes to the Consolidated Financial Statements through the filing date of this Form 10-K.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on its assessment and the COSO criteria, management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

        The Company's independent registered public accounting firm has audited and issued their auditor's report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. That report appears on Page 98 of this Form 10-K.

Change in Internal Controls

        In addition, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rule 13A-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the 2014 Annual Meeting of Stockholders which we expect will be held on June 5, 2014, and is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1)    Financial Statements.    See Index to Financial Statements on page 97.

        (a)(2)    Financial Statement Schedules.    We have included Schedule II—Valuation and Qualifying Accounts on page 163. All other schedules are omitted as they are not applicable, or the information required is included in the Financial Statements or notes thereto.

        (a)(3)    Exhibits.    The following Exhibits are filed as part of this Report as required by Regulation S-K. Exhibits 10.2 through 10.22 are management contracts or compensatory plans or arrangements.

Number		Description
3.1	*	Second Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed on March 31, 2005, File No. 000-51103)
3.1.1	*	Certificate of Amendment to Certificate of Incorporation (Filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K, filed on February 29, 2008, File No. 000-51103)
3.2	*	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on February 13, 2013)
4.1	*
See Exhibits 3.1, 3.1.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws of the Registrant defining the rights of holders of Common Stock of the Registrant.
4.2	*	Specimen Stock Certificate (Filed as Exhibit 4.2 to Amendment No. 5 to the Company's Registration Statement on Form S-1, filed on January 24, 2005, File No. 333-116517)
4.3	*
Indenture, dated as of July 19, 2011, by and between GFI Group Inc., as Issuer, and The Bank of New York Mellon Trust Company, N. A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group, Inc. (Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 22, 2011, File No.001-34897)
4.4	*
Registration Rights Agreement, dated as of July 19, 2011, by and between GFI Group Inc. and Jefferies & Company, Inc., relating to the GFI Group Inc.'s 8.375% Senior Notes due 2018 (Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on July 22, 2011)
4.5	*	Form of Exchange 8.375% Senior Note due 2018 (Filed as Exhibit 4.4 to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed on November 14, 2011, File No. 333-177459)
10.1	*
Second Amended and Restated Credit Agreement, dated December 20, 2010, among the Registrant and GFI Holdings Limited, as borrowers, subsidiaries of the Registrant named therein, as guarantors, Bank of America, N.A., as administrative agent, Barclays Bank Plc and The Royal Bank of Scotland PLC, as co-syndication agents, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as joint lead arrangers and joint book running managers (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 22, 2010, File No. 000-51103)
10.2	*
Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch (Filed as Exhibit 10.4 to Amendment No. 5 to the Company's Registration Statement on Form S-1, filed on January 24, 2005, File No. 333-116517)

Number		Description
10.3	*	Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers (Filed as Exhibit 10.6 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed on September 17, 2004, File No. 333-116517)
10.4	*	Guardian Trust of GFI Brokers Limited (Filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1, file don September 17, 2004, File No. 333-116517)
10.5	*
Employment Agreement, dated as of August 20, 2008, between GFI Group Inc. and Ronald Daniel Levi (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 22, 2008, File No. 000-51103)
10.6	*	Employment Agreement, dated March 26, 2007, between GFI Group Inc. and Scott Pintoff (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, filed on May 10, 2007, File No. 000-51103)
10.7	*
Employment Agreement, dated March 26, 2007, between GFI Group Inc. and J. Christopher Giancarlo (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, filed on May 10, 2007, File No. 000-51103)
10.8	*	GFI Group Inc. 2008 Senior Annual Bonus Plan (Filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q, filed on August 8, 2008, File No. 000-51103)
10.9	*
Amendment No. 1 to Disability Agreement, dated December 31, 2008, between GFI Group Inc. and Michael Gooch (Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed on March 2, 2009, File No. 000-51103)
10.10	*
Amendment No. 1 to Employment Agreement, dated December 24, 2008, between GFI Group Inc. and James Peers (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, filed on March 2, 2009, File No. 000-51103)
10.11	*
Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed on March 2, 2009, File No. 000-51103)
10.12	*
Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Ronald Levi (Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed on March 2, 2009, File No. 000-51103)
10.13	*
Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Scott Pintoff (Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K, filed on March 2, 2009, File No. 000-51103)
10.14	*
Amendment No. 1 to Employment Agreement, dated December 5, 2008, between GFI Group Inc. and J. Christopher Giancarlo (Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K, filed on March 2, 2009, File No. 000-51103)
10.15	*
Amendment No. 2 to Employment Agreement, dated March 30, 2009, between GFI Group Inc. and Ronald Levi (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 11, 2009, File No. 000-51103)
10.16	*	GFI Group Inc. Deferred Cash Award Program (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 14, 2013, File No. 001-34897)

Number		Description
10.17	*	First Amendment to Credit Agreement and Consent, dated as of March 6, 2013, among GFI Group Inc. and GFI Holdings Limited, as Borrowers, certain subsidiaries of the Company as Guarantors, various Lenders and, Bank of America, N.A., as Administrative Agent (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 7, 2013, File No. 001-34897)
10.18	*	Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 10, 2013, File No. 001-34897)
10.19	*	Amended and Restated GFI Group Inc. 2008 Senior Executive Annual Bonus Plan (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 10, 2013, File No. 001-34897)
10.20	*
Master Assignment and Assumption, dated December 9, 2013, among Bank of America, N.A., The Royal Bank of Scotland PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 10, 2013, File No. 001-34897)
12		Computation of Ratio of Earnings to Fixed Charges
21.1		List of subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm- PricewaterhouseCoopers LLP
23.2		Consent of Independent Registered Public Accounting Firm- Deloitte & Touche LLP
31.1		Certification of Principal Executive Officer.
31.2		Certification of Principal Financial Officer.
32.1		Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2		Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

(*)
Previously filed.

(**)
Filed with this Annual Report on Form 10-K and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011 (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012, and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012, and 2011 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2014.

GFI GROUP INC.
By:	/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL GOOCH Michael Gooch	Executive Chairman of the Board	March 13, 2014
/s/ COLIN HEFFRON Colin Heffron	Chief Executive Officer (principal executive officer) and Director	March 13, 2014
/s/ JAMES A. PEERS James A. Peers	Chief Financial Officer (principal financial and accounting officer)	March 13, 2014
/s/ MARISA CASSONI Marisa Cassoni	Director	March 13, 2014
/s/ FRANK FANZILLI, JR. Frank Fanzilli, Jr.	Director	March 13, 2014
/s/ RICHARD W. P. MAGEE Richard W. P. Magee	Director	March 13, 2014

Schedule II

GFI GROUP INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost/ Expense	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$1,710	$773	$(33)	$(492)	$1,958
Year ended December 31, 2012	1,453	319	(5)	(57)	1,710
Year ended December 31, 2011	1,591	250	1	(389)	1,453

(a)
For all periods it includes the effects for exchange rate changes.

(b)
Net adjustments to the reserve accounts for write-offs and credits issued during the years.