Form 10-Q
period 2014-03-31
GFI Group Inc.
filed 2014-05-12
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

The number of shares of registrant’s common stock outstanding on April 30, 2014 was 126,098,210.

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)
(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$149,044	$174,606
Cash and securities segregated under federal and other regulations	63,068	62,863
Accounts receivable, net of allowance for doubtful accounts of $1,931 and $1,958 at March 31, 2014 and December 31, 2013, respectively	109,154	87,502
Receivables from brokers, dealers and clearing organizations	851,781	295,727
Property, equipment and leasehold improvements, net of depreciation and amortization of $192,149 and $188,196 at March 31, 2014 and December 31, 2013, respectively	61,823	61,396
Goodwill	256,120	255,920
Intangible assets, net	43,431	45,684
Other assets	167,787	177,844
TOTAL ASSETS	$1,702,208	$1,161,542

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$65,947	$77,841
Accounts payable and accrued expenses	45,221	37,409
Payables to brokers, dealers and clearing organizations	640,421	126,900
Payables to clearing services customers	199,974	177,523
Short-term borrowings	10,000	10,000
Long-term debt	240,000	240,000
Other liabilities	90,647	83,071
Total Liabilities	$1,292,210	$752,744
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 143,047,788 and 140,599,626 shares issued at March 31, 2014 and December 31, 2013, respectively	1,431	1,405
Additional paid in capital	395,631	393,965
Retained earnings	80,995	83,180
Treasury stock, 17,261,480 and 17,312,957 shares of common stock at cost, at March 31, 2014 and December 31, 2013, respectively	(74,894)	(75,018)
Accumulated other comprehensive income	4,910	3,744
Total Stockholders’ Equity	408,073	407,276
Non-controlling interests	1,925	1,522
Total Equity	409,998	408,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,702,208	$1,161,542

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Agency commissions	$121,415	$126,572
Principal transactions	51,689	50,065
Total brokerage revenues	173,104	176,637
Clearing services revenues	34,164	38,064
Interest income from clearing services	528	737
Equity in net earnings of unconsolidated businesses	2,554	3,059
Software, analytics and market data	25,765	22,158
Other income, net	4,624	3,737
Total revenues	240,739	244,392
Interest and transaction-based expenses
Transaction fees on clearing services	32,640	36,908
Transaction fees on brokerage services	5,503	5,807
Interest expense from clearing services	169	160
Total interest and transaction-based expenses	38,312	42,875
Revenues, net of interest and transaction-based expenses	202,427	201,517
Expenses
Compensation and employee benefits	137,697	137,015
Communications and market data	13,347	13,587
Travel and promotion	7,779	8,061
Rent and occupancy	8,086	7,212
Depreciation and amortization	8,596	8,308
Professional fees	6,171	6,727
Interest on borrowings	7,784	7,688
Other expenses	7,464	12,824
Total other expenses	196,924	201,422
Income before provision for (benefit from) income taxes	5,503	95
Provision for (benefit from) income taxes	1,094	(4,859)
Net income before attribution to non-controlling stockholders	4,409	4,954
Less: Net income attributable to non-controlling interests	406	280
GFI’s net income	$4,003	$4,674

Earnings per share available to common stockholders
Basic	$0.03	$0.04
Diluted	$0.03	$0.04
Weighted average shares outstanding
Basic	122,362,839	115,384,022
Diluted	131,430,701	125,552,041
Dividends declared per share of common stock	$0.05	$0.00

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Net income before attribution to non-controlling stockholders	$4,409	$4,954

Other comprehensive income (loss):
Foreign currency translation adjustment	2,241	(10,051)
Unrealized (loss) gain on available-for-sale securities, net of tax(1)	(1,069)	249
Total other comprehensive income (loss)	1,172	(9,802)

Comprehensive income (loss) including non-controlling stockholders	5,581	(4,848)
Comprehensive income attributable to non-controlling stockholders	412	152
GFI’s comprehensive income (loss)	$5,169	$(5,000)

(1)         Amounts are net of benefit from (provision for) income taxes of $341 and $(75) for the three months ended March 31, 2014 and 2013, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income before attribution to non-controlling stockholders	$4,409	$4,954
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,596	8,308
Share-based compensation	7,346	8,150
Tax expense related to share-based compensation	812	378
Amortization of prepaid bonuses and forgivable loans	6,720	6,348
Benefit from deferred taxes	(3,936)	(7,826)
(Gains) losses on foreign exchange derivative contracts, net	(202)	79
Earnings from equity method investments, net	(663)	(895)
Amortization of deferred financing fees	454	809
Mark-to-market of future purchase commitment	—	(744)
Impairment charges	611	—
Other non-cash charges, net	(382)	(793)
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	(205)	(10,558)
Accounts receivable	(21,562)	(18,810)
Receivables from brokers, dealers and clearing organizations	(556,054)	(102,828)
Other assets	(6,268)	21,585
Increase (decrease) in operating liabilities:
Accrued compensation	(11,894)	1,489
Accounts payable and accrued expenses	7,812	2,693
Payables to brokers, dealers and clearing organizations	513,521	87,183
Payables to clearing services customers	22,451	(6,875)
Other liabilities	7,449	8,177
Cash (used in) provided by operating activities	(20,985)	824
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from equity method investments	6,457	3,205
Proceeds from sales of available-for-sale investments	5,882	—
Purchases of equity method investments	(92)	(21)
Purchases of property, equipment and leasehold improvements	(2,628)	(1,601)
Capitalization of internally developed software	(2,752)	(2,796)
Proceeds on foreign exchange derivative contracts	271	1,019
Payments on foreign exchange derivative contracts	(338)	(208)
Other, net	257	—
Cash provided by (used in) investing activities	7,057	(402)

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(In thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	47,000	36,000
Repayment of short-term borrowings	(47,000)	(26,000)
Repurchase and retirement of a portion of long-term debt	—	(9,385)
Cash dividends paid to common stockholders	(6,188)	—
Shares withheld for taxes on vested restricted stock units	(5,174)	(5,911)
Tax expense related to share-based compensation	(812)	(378)
Other, net	456	(822)
Cash used in financing activities	(11,718)	(6,496)
Effects of exchange rate changes on cash and cash equivalents	84	(5,223)
DECREASE IN CASH AND CASH EQUIVALENTS	(25,562)	(11,297)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,606	227,441
CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,044	$216,144

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$13,635	$12,009
Cash paid for income taxes	$2,718	$4,351
Cash received from income tax refunds	$675	$729

Non-Cash Investing and Financing Activities:

The Company did not have any non-cash investing and financing activity during the three months ended March 31, 2014 and 2013.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2014	$1,405	$393,965	$(75,018)	$83,180	$3,744	$407,276	$1,522	$408,798
Issuance of treasury stock	—	(124)	124	—	—	—	—	—
Issuance of common stock for exercise of stock options and vesting of restricted stock units	26	430	—	—	—	456	—	456
Withholding of restricted stock units in satisfaction of tax requirements	—	(5,174)	—	—	—	(5,174)	—	(5,174)
Tax expense associated with share-based awards	—	(812)	—	—	—	(812)		(812)
Foreign currency translation adjustment	—	—	—	—	2,235	2,235	6	2,241
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1,069)	(1,069)	—	(1,069)
Dividends to stockholders	—	—	—	(6,188)	—	(6,188)	—	(6,188)
Share-based compensation	—	7,346	—	—	—	7,346	—	7,346
Other capital adjustments	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	4,003	—	4,003	406	4,409
Balance, March 31, 2014	$1,431	$395,631	$(74,894)	$80,995	$4,910	$408,073	$1,925	$409,998

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands except share and per share amounts)

1.              ORGANIZATION AND BUSINESS

The Condensed Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry. As of March 31, 2014, Jersey Partners, Inc. (“JPI”) owned approximately 37% of the Company’s outstanding shares of common stock. The Company’s executive chairman, Michael Gooch, is the controlling shareholder of JPI.

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

These Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). The condensed consolidated financial information as of December 31, 2013 presented in this Form 10-Q has been derived from audited Consolidated Financial Statements not included herein.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

As of March 31, 2014, the company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE’s start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary due to the level of equity ownership and voting power.  The Company reassesses its evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power.  The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 14 for disclosures on Variable Interest Entities.

Cash and Cash Equivalents— Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three months or less.

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

Accounts Receivable —Accounts receivable largely represents commissions due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and other derivative brokerage transactions. Also, included within Accounts receivable are the billed portion of existing contracts from customers related to the licensing, support and maintenance of software, analytics and market data, as well as any unbilled but earned portion of any services provided to such customers. In estimating the allowance for doubtful accounts, management considers the length of time receivables are past due and historical experience. In addition, if the Company is aware of a client’s inability to meet its financial obligations, a specific provision for doubtful accounts is recorded in the amount of the estimated losses that will result from the inability of that client to meet its financial obligation.

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

Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. The goodwill associated with each business combination is allocated to the related reporting units, which are determined based on how the Company’s businesses are managed and how they are reviewed by the Company’s chief operating decision maker. Other intangible assets are recorded at their fair value upon completion of a business combination or certain other transactions. Substantially all of the firm’s identifiable intangible assets are considered to have definite lives and are amortized on a straight-line basis over their estimated useful lives.

In accordance with ASC 350, goodwill is not amortized, but instead is periodically tested for impairment. The Company reviews goodwill for impairment on an annual basis as of November 1 of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. See Note 4 for further information.

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At March 31, 2014 and December 31, 2013, the Company had prepaid bonuses of $22,699 and $23,499, respectively. At March 31, 2014 and December 31, 2013, the Company had forgivable employee loans and advances to employees of $22,448 and $24,109, respectively. Amortization of prepaid bonuses and forgivable employee loans for the three months ended March 31, 2014 and 2013 was $6,720 and $6,348, respectively and is included within Compensation and employee benefits.

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At March 31, 2014 and December 31, 2013, the Company had equity method investments with a carrying value of $31,358 and $36,976, respectively, included within Other assets. The Company also provides clearing and other administrative services to certain of these equity method investees.

Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At March 31, 2014 and December 31, 2013, the Company had cost method investments of $4,614 and $5,087, respectively, included within Other assets.  The fair value of the Company’s cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities (“ASC 323-10”). Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of tax.  The fair value of the Company’s available-for-sale securities was $0 and $5,465 as of March 31, 2014 and December 31, 2013, respectively, and is included within Other assets.

Fair Value of Financial Instruments—In accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), the Company estimates fair values of financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and, accordingly, changes in assumptions or in market conditions could adversely affect the estimates. The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by ASC 820-10. See Note 12 for further information.

Derivative Financial Instruments—The Company enters into derivative transactions for a variety of reasons, including managing its exposure to risk arising from changes in foreign currency, facilitating customer trading activities and, in certain instances, to engage in principal trading for the Company’s own account. Derivative assets and liabilities are carried on the Condensed Consolidated Statements of Financial Condition at fair value, with changes in the fair value recognized in the Condensed Consolidated Statements of Operations. Contracts entered into to manage risk arising from changes in foreign currency are recognized in Other income and contracts entered into to facilitate customer transactions and principal trading are recognized in Principal transactions. Derivatives are reported on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements. See Note 13 for further information.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Agency commission revenues and related expenses are recognized on a trade date basis. These revenues are presented in “Agency Commissions”.  Principal transactions revenue is primarily derived from matched principal and principal trading transactions. Principal transactions revenues and related expenses are recognized on a trade date basis. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. These revenues are presented in “Principal Transactions”.  In the normal course of its matched principal and principal trading businesses, the Company may hold security positions overnight. These positions are marked to market on a daily basis.

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

Other Income, net—Included within Other income, net on the Company’s Condensed Consolidated Statements of Operations are revaluations of foreign currency derivative contracts, realized and unrealized transaction gains and losses on certain foreign currency denominated items, and gains and losses on certain investments, and interest income earned on short-term investments.

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

Share-Based Compensation—The Company’s share-based compensation consists of RSUs. The Company accounts for share-based compensation in accordance with ASC 718 Compensation— Stock Compensation (“ASC 718”). This accounting guidance requires measurement of compensation expense for equity-based awards at fair value and recognition of compensation expense over the service period, net of estimated forfeitures. In all periods presented, the only share-based compensation expense recognized by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company’s common stock, measured as of the closing price on the date of grant. See Note 9 for further information.

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

For the three months ended March 31, 2014 the Company recorded income tax expense of $1.1 million.  The expense yields an effective rate lower than the federal statutory rate of 35% due to the geographical mix of pre-tax income.

For the three months ended March 31, 2013 the Company recorded a benefit from income taxes of $4.9 million. The benefit was primarily due to: (i) a tax benefit under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (ii) a tax benefit arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iii) the release of a tax liability in a foreign subsidiary where the statute of limitations has now expired.

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

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income (loss) and included in accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. Net losses resulting from remeasurement of foreign currency transactions and balances were $92 and $273 for the three months ended March 31, 2014 and 2013, respectively, and are included in Other income, net in the Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements—In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, “Foreign Currency Matters” (“ASU 2013-05”), which clarifies the accounting for the cumulative translation adjustment when a parent either sells or transfers a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary or group of assets. ASU 2013-05 provides that the parent should release cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance was effective for the Company’s fiscal year beginning January 1, 2014, and is being applied prospectively.  The adoption of ASU 2013-05 does not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance was effective for the Company’s fiscal year beginning January 1, 2014, and is being applied prospectively. The adoption of ASU 2013-11 does not have a material impact on the Company’s condensed consolidated financial statements.

3.              RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	March 31, 2014	December 31, 2013
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$635,431	$123,470
Receivables from and deposits with clearing organizations and financial institutions	216,350	172,257
Total	$851,781	$295,727
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$614,194	$123,393
Payables to clearing organizations and financial institutions	21,963	3,052
Net pending trades	4,264	455
Total	$640,421	$126,900

Substantially all fail to deliver and fail to receive balances as of March 31, 2014 and December 31, 2013 have subsequently settled at the contracted amounts.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In addition to the balances above, the Company had Payables to clearing services customers of $199,974 and $177,523 at March 31, 2014 and December 31, 2013, respectively. These amounts represent cash payable to the Company’s clearing customers that is held at the Company’s third-party general clearing members and are included within Cash and securities segregated under federal and other regulations or Receivables from brokers, dealers and clearing organizations as follows:

	March 31, 2014	December 31, 2013
Cash segregated under federal and other regulations	62,895	62,684
Receivables from brokers, dealers, and clearing organizations	137,079	114,839
Total	$199,974	$177,523

4.              GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the three months ended March 31, 2014 were as follows:

	December 31, 2013	Goodwill acquired	Adjustments	Foreign currency translation	March 31, 2014
Goodwill
Americas Brokerage	$83,289	$—	$—	$—	$83,289
EMEA Brokerage	14,637	—	—	83	14,720
Clearing and Backed Trading	23,259	—	—	150	23,409
All Other	134,735	—	(60)	27	134,702
	$255,920	$—	$(60)	$260	$256,120

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company’s goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. The Company determined its reporting units to be Americas Brokerage; Europe, Middle East and Africa (“EMEA”) Brokerage; Asia Brokerage; Clearing and Backed Trading; Trayport; and Fenics. No events or changes in circumstances which would indicate goodwill impairment occurred in the three months ended March 31, 2014.

Intangible Assets—Intangible assets consisted of the following:

	March 31, 2014			December 31, 2013
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$77,196	$44,000	$33,196	$77,196	$42,151	$35,045
Trade names	8,951	6,797	2,154	8,951	6,674	2,277
Core technology	11,950	6,411	5,539	11,950	6,285	5,665
Non-compete agreements	3,865	3,491	374	3,865	3,478	387
Favorable lease agreements	620	600	20	620	580	40
Patents	3,131	1,346	1,785	3,131	1,221	1,910
Other	647	284	363	647	287	360
Total	$106,360	$62,929	$43,431	$106,360	$60,676	$45,684

Intangible amortization expense for three months ended March 31, 2014 and 2013 was $2,469 and $2,498, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

At March 31, 2014, expected amortization expense for the definite lived intangible assets is as follows:

2014 (remaining nine months)	$7,277
2015	9,609
2016	7,693
2017	4,333
2018	3,510
Thereafter	11,009
Total	$43,431

5.              OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	March 31, 2014	December 31, 2013
Deferred tax assets	$48,779	$45,694
Investments accounted for under the cost method and equity method	35,972	42,063
Prepaid bonuses	22,699	23,499
Forgivable employee loans and advances to employees	22,448	24,109
Deferred financing fees	6,332	6,786
Software inventory, net	4,422	4,749
Financial instruments owned	951	1,416
Other	26,184	29,528
Total Other assets	$167,787	$177,844

Other liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Payroll related liabilities	$31,007	$15,896
Deferred revenues	10,483	9,199
Unrecognized tax benefits	8,676	8,676
Deferred tax liabilities	6,440	6,835
Contingent consideration liabilities	4,372	4,317
Financial instruments sold, not yet purchased	675	993
Other	28,994	37,155
Total Other liabilities	$90,647	$83,071

6.              SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company’s outstanding debt obligations consisted of the following:

	March 31,	December 31,
	2014	2013
8.375% Senior Notes due 2018	$240,000	$240,000
Loans pursuant to Credit Agreement	10,000	10,000
Total	$250,000	$250,000

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term debt obligations, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers.  The carrying amounts and estimated fair values of the Company’s Long-term debt obligations are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

8.375% Senior Notes	$240,000	$257,400	$240,000	$251,100

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

The cumulative effect of all such downgrades to the Company’s credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes resulted in 200 basis points penalty interest, which is the maximum increase permitted under the indenture. The additional 200 basis points of interest equates to $4,800 in additional interest expense per annum, based on the aggregate amount of outstanding principal as of March 31, 2014.

At March 31, 2014 and December 31, 2013, unamortized deferred financing fees related to the 8.375% Senior Notes of $5,357 and $5,669, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

On December 9, 2013, the various lenders under the Credit Agreement executed an assignment and assumption agreement pursuant to which the extending lenders under the Credit Agreement assumed the lender commitments of the non-extending lender and the Company consented to the assignment.  As a result, the borrowing capacity will remain at $75,000 until the Credit Agreement

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

matures in December 2015. The Credit Agreement provides for up to $50,000 for letters of credit.

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

The weighted average interest rate of the outstanding loans under the Credit Agreement was 3.41% at March 31, 2014. At March 31, 2014 and December 31, 2013, unamortized deferred financing fees related to the Credit Agreement of $975 and $1,117, respectively, were recorded within Other assets.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at March 31, 2014 and December 31, 2013.

7.              STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the three months ended March 31, 2014, and March 31, 2013 the Company did not repurchase any shares of its common stock.

On March 28, 2014 the Company paid a cash dividend of $0.05 per share, which, based on the number of shares outstanding on the record date for such dividends, totaled $6,188.  In December 2012, the Company’s Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and the Company, therefore, did not pay a cash dividend during the first quarter of 2013.

8.              EARNINGS PER SHARE

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Basic earnings per share
GFI’s net income	$4,003	$4,674
Weighted average common shares outstanding	122,362,839	115,384,022
Basic earnings per share	$0.03	$0.04
Diluted earnings per share
GFI’s net income	$4,003	$4,674
Weighted average common shares outstanding	122,362,839	115,384,022
Effect of dilutive options, RSUs, and other contingently issuable shares	9,067,862	10,168,019
Weighted average shares outstanding and common stock equivalents	131,430,701	125,552,041
Diluted earnings per share	$0.03	$0.04

Excluded from the computation of diluted earnings per share because their effect would be anti-dilutive were the following:

	Three Months Ended March 31,
	2014	2013
Stock options	16,844	69,476
RSUs	286,014	6,135,867

Included in the computation of diluted earnings per share, but not in the computation of basic earnings per share as the conditions for issuance were not satisfied as of the respective reporting period were 1,171,879 and 3,682,916 contingently issuable shares for the three months ended March 31, 2014 and 2013, respectively.

9.              SHARE-BASED COMPENSATION

The Company’s Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company’s stockholders on June 6, 2013 (as amended and restated, the “2008 Equity Incentive Plan”) permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan.  As of March 31, 2014, there were 7,272,045 shares of common stock available for future grants of awards under the 2008 Equity Incentive Plan.

As of March 31, 2014, the Company had stock options outstanding under the GFI Group 2002 Stock Option Plan (the “GFI Group 2002 Plan”). No additional grants will be made under this option plan.

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures. The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2013	18,483,001	$4.01
Granted	2,908,418	3.56
Vested	(3,908,980)	4.11
Cancelled	(224,874)	3.62
Outstanding March 31, 2014	17,257,565	$3.92

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The weighted average grant-date fair value of RSUs granted for the three months ended March 31, 2014 was $3.56 per unit, compared with $3.35 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended March 31,
	2014	2013
Compensation expense	$7,356	$8,142
Income tax benefits	$2,099	$2,488

At March 31, 2014, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $51,663 and is expected to be recognized over a weighted-average period of 1.79 years. The total fair value of RSUs vested during the three months ended March 31, 2014 and 2013 was $16,057 and $20,472, respectively.

Stock Options

The following is a summary of stock options outstanding under the GFI Group 2002 Plan as of March 31, 2014:

	Options	Weighted Average Exercise Price
Outstanding December 31, 2013	139,164	$4.16
Exercised	(20,212)	2.97
Cancelled	—	—
Expired	(94,740)	4.24
Outstanding March 31, 2014	24,212	$4.56

As of March 31, 2014 and 2013, there was no unrecognized compensation cost related to stock options.

10.                 COMMITMENTS AND CONTINGENCIES

Purchase Obligations— The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of March 31, 2014, the Company had total purchase commitments for market data of approximately $26,603, with $18,807 due within the next twelve months and $7,796 due between one to three years. Additionally, the Company had $8,515 of other purchase commitments including $7,500 primarily related to network upgrades in the U.S. and U.K., and $1,015 for hosting and software license agreements. Of these other purchase commitments, approximately $4,493 is due within the next twelve months.

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

The purchase price paid in connection with the acquisition of Contigo Limited, included contingent consideration with an estimated net present value, at the time of the acquisition, of £2,458 (or approximately $3,942). Subsequent changes in the estimated fair value of the contingent consideration, which is to be settled in 2015, will be recorded in Other income, net in the Condensed Consolidated Statements of Operations and the estimated fair value of the contingent consideration as of March 31, 2013 is included within Other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 12 for further information.

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

11.                 MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Form 10-K. There have been no material changes to these risks during the three months ended March 31, 2014.

12.                 FAIR VALUE OF FINANCIAL INSTRUMENTS

Certain of the Company’s financial assets and liabilities are carried at fair value, and are measured at fair value on a recurring basis. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value, and included in Other assets and Other liabilities, respectively. Contingent consideration, if any, is also recorded at fair value, and included in Other liabilities. The Company’s investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

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

OTC Derivative Contracts — Over-the-counter (“OTC”) derivative contracts include forwards, swaps, and options contracts related to foreign currencies. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be either observed or modeled using a series of techniques and model inputs from comparable benchmarks, including closed-form analytic formulas, such as the Black-Scholes option-pricing model, and simulation models or a

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

combination thereof.  Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. OTC derivative products valued by the Company using pricing models generally fall into this category and are categorized in Level 2 of the fair value hierarchy.

Equity warrants -  Non-exchange traded equity warrants are classified within Level 3 of the fair value hierarchy and are measured using the Black-Scholes model with key inputs impacting the valuation including the underlying security price, implied volatility, dividend yield, interest rate curve, strike price and maturity date.

Contingent Consideration — The category consists primarily of contingent consideration related to one of the Company’s acquisitions.

On November 14, 2013, the Company completed the acquisition of Contigo Limited, a provider of trading, portfolio risk management and logistics software for the energy industry. This contingent liability, which will be settled in a combination of cash and up to 50% of the Company’s common stock at the Company’s discretion, will be remeasured at fair value and is principally based on the acquired business’ future financial performance, including revenues and operating margins, from May 1, 2014 through April 30, 2015.  The payment of the contingent consideration, if expected financial results are met by Contigo Limited, would not significantly impact the Company’s financial position, results of operations or cash flows.

The inputs used in estimating the fair value of these contingent considerations are both unobservable and significant to the overall fair value measurement of this liability, therefore the liability is categorized in Level 3 of the fair value hierarchy.

In the three months ended March 31, 2014 and 2013, the Company did not have any material transfers among Level 1, Level 2, and Level 3.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Financial Assets and Liabilities measured at fair value on a recurring basis as of March 31, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
Assets
Other assets: Financial instruments owned:
Equity securities	$7	$186	$—	$193
Derivative contracts:
Foreign exchange derivative contracts	$112	$630	$—	$742
Fixed income derivative contracts	247	—	—	247
Equity derivative contracts	—	—	—	—
Netting (1)	(231)	—	—	(231)
Total derivative contracts	$128	$630	$—	$758
Total financial instruments owned	$135	$816	$—	$951
Total	$135	$816	$—	$951

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$4	$675	$—	$679
Fixed income derivative contracts	227	—	—	227
Netting (1)	(231)	—	—	(231)
Total derivative contracts	$—	$675	$—	$675
Total financial instruments sold, not yet purchased	$—	$675	$—	$675
Other liabilities: Contingent consideration	$—	$—	$4,372	$4,372
Total	$—	$675	$4,372	$5,047

(1)                                 Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on net long derivative contracts related to exchange traded futures in the amount of $324 included within Receivables from brokers, dealers and clearing organizations.

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

Excluded from the table above is variation margin on net long derivative contracts related to exchange traded futures in the amount of $388 included within Receivables from brokers, dealers and clearing organizations.  Also excluded from the table above is variation margin on net short derivative contracts related to exchange traded futures in the amount of $596 included within Payables to brokers, dealers and clearing organizations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (1)	Unrealized gains included in Other comprehensive (income) loss	Purchases	Issues	Sales	Settlements	Closing Balance at March 31, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2014
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$14	$(14)	$—	$—	$—	$—	$—	$—	$(14)

Liabilities
Other liabilities:
Contingent consideration:	$4,317	$28	$27	$—	$—	$—	$—	$4,372	$28

(1)                                     Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Income (1)	Unrealized gains included in Other comprehensive (income) loss	Purchases	Issues	Sales	Settlements	Closing Balance at March 31, 2013	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$28	$(22)	$—	$—	$—	$—	$—	$6	$(22)

Liabilities
Other liabilities:
Future purchase commitment:	$3,209	$744	$208	$—	$—	$—	$—	$2,257	$744
Other liabilities:
Contingent consideration	$518	$—	$—	$—	$—	$—	$(156)	$362	$—

(1)             Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 Assets and Liabilities measured at fair value on a recurring basis, as of March 31, 2014 and December 31, 2013, respectively:

	Fair Value as of March 31, 2014	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$—	Black-Scholes Merton Model	Expected volatility	30%

Liabilities
Contingent consideration	$4,372	Present value of expected payments	Discount rate	17%

			Forecasted financial information	(b)

	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$14	Black-Scholes Merton Model	Expected volatility	30%

Liabilities
Contingent consideration	$4,317	Present value of expected payments	Discount rate	17%

			Forecasted financial information	(b)

(a)         As of March 31, 2014 and December 31, 2013, each asset and liability type consists of one security.

(b)         The Company’s estimate of contingent consideration as of March 31, 2014 and December 31, 2013, respectively, was principally based on the acquired business’ projected future financial performance, including revenues and operating margins from May 1, 2014 through April 30, 2015.

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

Contingent consideration — The significant unobservable inputs used in the fair value in the Company’s contingent consideration are the discount rate and forecasted financial information.  Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement.

For all significant unobservable inputs used in the fair value measurement of all Level 3 assets and liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

13. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of March 31, 2014 and December 31, 2013, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

The Company provides brokerage services to its customers for exchange-traded and over-the-counter derivative products, which include futures, forwards and options contracts. The Company may enter into principal transactions for exchange-traded and over-the-counter derivative products to facilitate customer trading activities or to engage in principal trading for the Company’s own account.

The Company monitors market risk exposure from its matched principal business and principal trading business by regularly monitoring both (i) its concentration of market risk to financial instruments, countries or counterparties and (ii) trades that have not settled within prescribed settlement periods or volume thresholds. Additionally, market risks are monitored and mitigated by the use of the Company’s proprietary, electronic risk monitoring system, which provides daily credit reports in each of the Company’s geographic regions that analyze credit concentration and facilitates the regular monitoring of transactions against key risk indicators.

For certain derivative contracts, the Company has entered into agreements with counterparties that allow for the netting of positions. The Company reports these derivative contracts on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements.

Fair values of derivative contracts on a gross and net basis as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
Derivatives not designated as hedging instruments under ASC 815-10	Derivative Assets(1)	Derivative Liabilities(2)	Derivative Assets(1)	Derivative Liabilities(2)
Foreign exchange derivative contracts	$986	$867	$679	$993
Commodity derivative contracts	29,974	29,886	17,604	17,216
Fixed income derivative contracts	7,882	7,679	15,824	16,415
Equity derivative contracts	22	25	24	15
Total fair value of derivative contracts	$38,864	$38,457	$34,131	$34,639
Counterparty netting	(37,782)	(37,782)	(33,050)	(33,050)
Total fair value	$1,082	$675	$1,081	$1,589

(1)                     Reflects futures and options on futures contracts within Receivables from brokers, dealers and clearing organizations and options and forwards contracts within Other assets.

(2)                     Reflects futures and options on futures contracts within Payables to brokers, dealers and clearing organizations and options and forwards contracts within Other liabilities.

As of March 31, 2014 and December 31, 2013, the Company had outstanding forward foreign exchange hedge contracts with a combined notional value of $91,537 and $86,170, respectively. Approximately $33,432 and $27,659 of these forward foreign exchange contracts represents a hedge of Euro, British pound and Swiss franc-denominated balance sheet positions at March 31, 2014 and December 31, 2013, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In addition to the Company’s outstanding forward foreign exchange hedge contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Long	Short	Long	Short
Foreign exchange derivative contracts	$286	$148,055	$—	$—
Commodity derivative contracts	950,241	938,030	349,004	342,573
Fixed income derivative contracts	9,890,091	10,191,069	9,415,546	10,047,771
Equity derivative contracts	1,181	1,174	5,731	220

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Foreign exchange derivative contracts	(1)	$295	$(791)
Commodity derivative contracts	Principal transactions	1,753	2,499
Fixed income derivative contracts	Principal transactions	3,130	2,992
Equity derivative contracts	(2)	7	(297)

(1)         For the three months ended March 31, 2014, approximately $202 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $93 of gains on foreign currency options were included within Principal transactions.  For the three months ended March 31, 2013, approximately $80 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $711 of losses on foreign currency options were included within Principal transactions.

(2)         For the three months ended March 31, 2014, approximately $14 of losses on equity derivative contracts were included within Other income, net and approximately $21 of gains on equity derivative contracts were included within Principal transactions. For the three months ended March 31, 2013, approximately $22 of losses on equity derivative contracts were included within Other income, net and approximately $275 of losses on equity derivative contracts were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Condensed   Consolidated Statements of Financial Position as of March 31, 2014:

			Net Amounts of
		Gross Amount	Assets Offset in the	Gross Amounts Not Offset in the
		Offset in the	Condensed	Condensed Consolidated Statements
	Gross	Condensed	Consolidated	of Financial Condition
	Amounts of	Consolidated	Statements of		Cash Collateral
	Recognized	Statements of	Financial Position		Received/
Counterparties	Assets	Financial Position	(1)	Derivatives (2)	(Pledged)	Net Amount

Derivative Assets:
Counterparty A	$114	$—	$114	$—	$—	$114
Counterparty B	29,973	29,886	87	—	—	87
Counterparty C	8,261	7,896	365	—	—	365
Counterparty E	516	—	516	—	—	516
Total	$38,864	$37,782	$1,082	$—	$—	$1,082

Derivative Liabilities:
Counterparty A	$540	$—	$540	$—	$—	$540
Counterparty B	29,886	29,886	—	—	—	—
Counterparty C	7,896	7,896	—	—	—	—
Counterparty E	135	—	135	—	—	135
Total	$38,457	$37,782	$675	$—	$—	$675

(1)         The total reconciles to the aggregate of total derivative contracts in the fair value measurements table and the variation margin on exchange traded futures for the respective periods; both reflected in Note 12. Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively, with the exception of futures and options on futures contracts. Futures and options on futures contracts are included within Receivables from and Payables to brokers, dealers, and clearing organizations, as applicable.

(2)         As of March 31, 2014, the Company does not have any derivative positions under a master netting agreement that are not netted.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Consolidated Statements of Financial Position as of December 31, 2013:

			Net Amounts of
		Gross Amounts	Assets Offset in the	Gross Amounts Not Offset in the
		Offset in the	Condensed	Condensed Consolidated Statements
		Condensed	Consolidated	of Financial Condition
	Gross Amounts of	Consolidated	Statements of		Cash Collateral
	Recognized	Statements of	Financial Position		Received/
Counterparties	Assets	Financial Position	(1)	Derivatives (2)	(Pledged)	Net Amount

Derivative Assets:
Counterparty A	$268	$—	$268	$—	$—	$268
Counterparty B	17,604	17,216	388	—	—	388
Counterparty C	15,834	15,834	—	—	—	—
Counterparty D	14	—	14	—	—	14
Counterparty E	411	—	411	—	—	411
Total	$34,131	$33,050	$1,081	$—	$—	$1,081

Derivative Liabilities:
Counterparty A	$834	$—	$834	$—	$—	$834
Counterparty B	17,216	17,216	—	—	—	—
Counterparty C	16,430	15,834	596	—	—	596
Counterparty E	159	—	159	—	—	159
Total	$34,639	$33,050	$1,589	$—	$—	$1,589

(1)         The total reconciles to the aggregate of total derivative contracts in the fair value measurements table and the variation margin on exchange traded futures for the respective periods; both reflected in Note 12.  Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively, with the exception of futures and options on futures contracts. Futures and options on futures contracts are included within Receivables from and Payables to brokers, dealers, and clearing organizations, as applicable.

(2)         As of December 31, 2013, the Company does not have any derivative positions under a master netting agreement that are not netted.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

14. VARIABLE INTEREST ENTITIES

Non-consolidated VIEs

The Company holds interests in certain VIEs that it does not consolidate. The Company has determined that it is not the primary beneficiary, mostly due to a lack of significant economic interest, voting power and/or power to direct the activities that would most significantly impact the economic performance of the VIE.

As of March 31, 2014 and December 31, 2013, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests, a convertible note and a non-recourse loan. The carrying amount of these VIEs was $3,654 as of March 31, 2014 and $3,954 as of December 31, 2013, and was recorded within Other assets. These VIEs include a technology provider with a proprietary financial application, trading entities in which the Company has provided initial capital to fund trading activities, investment fund managers and a commodity pool operator. The Company also provides clearing and other administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $4,823 as of March 31, 2014 and $4,592 as of December 31, 2013, respectively.

As of March 31, 2014 and December 31, 2013, the Company had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company had an economic interest in profits and losses and has provided initial capital to fund trading activities. The Company also provides clearing and other administrative services to these non-consolidated VIEs. The carrying amount of these VIEs was $1,538 as of March 31, 2014 and $1,653 as of December 31, 2013, and was recorded within Receivables from brokers, dealers and clearing organizations.  The maximum exposure to loss of these VIEs was $1,538 as of March 31, 2014 and $1,653 as of December 31, 2013.

The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $10,413 at March 31, 2014 and $8,953 as of December 31, 2013, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $3,289 at March 31, 2014 and $2,652 at December 31, 2013.

15.    REGULATORY REQUIREMENTS

Many of the Company’s material operating subsidiaries are subject to regulatory restrictions and minimum capital requirements, which may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain domestic subsidiaries of the Company are registered as a broker-dealer, swap execution facility (“SEF”) or introducing broker and therefore are subject to the applicable rules and regulations of the Securities Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”). Certain foreign subsidiaries are also registered as introducing brokers with the CFTC. These rules contain uniform minimum net capital requirements, as defined, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2014, each of the Company’s subsidiaries that are subject to these regulations had net capital in excess of their minimum capital requirements.

Certain of the Company’s European subsidiaries are regulated by the Financial Conduct Authority (“FCA”) and must maintain financial resources (as defined by the FCA) in excess of FCA’s total financial resources requirement. As of March 31, 2014, each of these European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to similar regulatory and other requirements in the jurisdictions in which they operate and, as of March 31, 2014, each of these subsidiaries was in compliance with its regulatory capital requirements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2014, the Company had the following aggregate regulatory capital, in individually regulated entities, in each of its operating regions:

	Americas	EMEA	Asia
Regulatory capital	$26,367	$144,528	$31,620
Minimum regulatory capital required	7,645	113,526	9,199
Excess regulatory capital	$18,722	$31,002	$22,421

The regulatory requirements set forth in the table above include aggregated amounts held in individually regulated entities in each of the Company’s operating regions, calculated by entity, to comply with the requirements of various regulators for capital requirements in each of those entities. In situations where the Company is subject to the requirements of multiple regulators, the Company has included the more onerous capital requirement in the table above.

16.    SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with ASC 280-10, Segment Reporting (“ASC 280-10”) and based on the nature of the Company’s operations, products and services in each geographic region, the Company determined that it has four reportable segments: (i) Americas Brokerage, (ii)  EMEA Brokerage, (iii) Asia Brokerage and (iv) Clearing and Backed Trading. The Company’s brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. The Clearing and Backed Trading segment encompasses the Company’s clearing, risk management, settlement and other back-office services, as well as the capital we provide to start-up trading groups, small hedge funds, market-makers and individual traders. Information about other business activities is disclosed in an “All Other” category. All Other includes the results of the Company’s software, analytics and market data operations. All Other also includes revenues and expenses that are not directly assignable to one of the Company’s reportable segments, primarily consisting of indirect costs related to the Company’s brokerage segments as well as all of the Company’s corporate business activities.

The accounting policies of the segments are the same as those described above in Note 2—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on income (loss) before income taxes, which it defines as revenues less direct expenses.

Revenues within each brokerage segment include revenues that are directly related to providing brokerage services along with interest and other income (loss) directly attributable to the operating segment. Revenues within the Clearing and Backed Trading segment primarily include revenues that are directly related to providing clearing services along with the Company’s share of profit (loss) on trading activity from capital investments. The Company’s Clearing and Backed Trading segment incurs exchange fees on behalf of its clients, which are reflected within Interest and transaction-based expenses. The reimbursement of these fees from the Company’s clients is reflected within Total Revenues. Therefore, the Company evaluates the top-line performance of its Clearing and Backed Trading segment using Revenues, net of interest and transaction-based expenses.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended March 31, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$61,698	$89,300	$19,223	$44,293	$26,225	$240,739
Revenues, net of interest and transaction-based expenses	58,752	86,427	19,103	11,140	27,005	202,427
Income (loss) before income taxes	14,342	28,704	5,632	931	(44,106)	5,503

	Three Months Ended March 31, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$69,258	$87,668	$18,359	$47,610	$21,497	$244,392
Revenues, net of interest and transaction-based expenses	66,148	84,993	18,249	10,339	21,788	201,517
Income (loss) before income taxes	19,394	26,037	4,822	610	(50,768)	95

In addition, with the exception for goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 4 for goodwill by reportable segment.

For the three months ended March 31, 2014 and 2013, the U.K. is the only individual foreign country that accounts for 10% or more of the Company’s total revenues and total long-lived assets. Information regarding revenue for the three months ended March 31, 2014 and 2013, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of March 31, 2014 and December 31, 2013, are as follows:

	Three Months Ended March 31,
	2014	2013
Revenues:
United States	$63,213	$69,175
United Kingdom	124,305	125,486
Other	53,221	49,731
Total	$240,739	$244,392

	Three Months Ended March 31,
	2014	2013
Revenues, net of interest and transaction-based expenses:
United States	$62,096	$67,431
United Kingdom	89,819	87,187
Other	50,512	46,899
Total	$202,427	$201,517

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

	March 31, 2014	December 31, 2013
Long-lived Assets, as defined:
United States	$50,544	$49,987
United Kingdom	11,379	11,762
Other	4,322	4,396
Total	$66,245	$66,145

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

17.    SUBSEQUENT EVENTS

In April 2014, the Board of Directors declared a quarterly cash dividend of $0.05 per share payable on May 30, 2014 to stockholders of record on May 16, 2014.

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

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘project,’’ ‘‘will be,’’ ‘‘will likely continue,’’ ‘‘will likely result,’’ or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•                  the risks and other factors described under the heading “Risk Factors” and elsewhere in this Form 10-Q and in our 2013 Form 10-K;

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

•                  our ability to obtain and maintain regulatory approval to conduct our business in light of certain proposed and recently adopted changes in laws and regulations in the U.S. and Europe and increased operational costs related to compliance with such changes in laws and regulations, including the laws and regulations governing the operation of swap execution facilities (“SEF”);

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

Business Environment

As a leading provider of wholesale brokerage services, clearing services and electronic execution and trading support products for global financial markets, our results of operations are impacted by a number of external market factors, including market volatility, transactional volumes and the organic growth or contraction of the derivative and cash markets in which we provide our brokerage services, the particular mix of transactional activity in our various products, the competitive and regulatory environment in the various jurisdictions and markets in which we operate and the commercial activity levels of the dealers, hedge funds, traders and other market participants to whom we provide our services. Outlined below are management’s observations of these external market factors during the most recent fiscal period. The factors outlined below are not the only factors that impacted our results of operations for the most recent fiscal period, and additional or other factors may impact, or have different degrees of impact, on our results of operations in future periods.

Market Volumes and Volatility

Recent Activity in Underlying Markets. We believe that market volatility levels were mixed across our various markets in the first quarter of 2014, as compared to the same period in 2013, with financial products in particular experiencing significant changes in volatility.  We believe that trading volumes in fixed income and financial products were unfavorably impacted by SEF compliance deadlines as dealer banks and other market participants worked to interpret these rules. Many dealer banks and wholesale brokers reported declines in their fixed income, currencies and commodities revenues for the first quarter of 2014, as compared to the same prior year quarter.

The level of organic growth or contraction in the over-the-counter (“OTC”) derivatives markets we serve, as well as our market share within any particular market, has historically been difficult to measure on a timely basis, as there are only a few independent, objective measures of the outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes. Therefore, to help gauge growth or contraction in any particular quarter or year, management has looked to the published results of large OTC derivatives dealers and certain futures and derivative exchanges as potential indicators of transactional activity in the related OTC derivative markets. In future periods, as SEFs and swap data repositories report their daily trading volumes on a more consistent basis pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations, management expects such data to provide a better indication of overall market size and our relative market share within such derivative markets.

OTC market volumes were generally mixed across most asset classes during the first quarter of 2014, as compared to the first quarter of 2013. OTC markets continued to confront regulatory changes, as well as continuing low global short-term interest rate environments. The level of the Chicago Board Options Exchange Volatility Index (“VIX”), on average, was approximately 10% higher during the first quarter of 2014 when compared with the same period in the prior year. The Bank of America Merrill Lynch (“BAML”) Global Financial Stress Index was higher during the first quarter of 2014 when compared to the same period in 2013. We believe that these indexes provide valuable proxies for the overall volatility across our four brokerage product categories. However, it should be noted that volatility events can affect each of our product categories to varying degrees.

Fixed Income Volumes. Our fixed income product category is comprised of revenues related to the brokerage of cash and derivative fixed income products. Fixed income volumes typically correlate with fluctuations in interest rates, market volatility and the level of bond issuances. Interest rates remained low during the first quarter of 2014, while there were slight increases in both market volatility and corporate bond issuances as compared to the first quarter of 2013.  BrokerTec, an electronic trading platform in the fixed income market, reported increased average daily volumes (“ADV”) of 2% for the three months ended March 31, 2014, as compared to the same period in the prior year. Similarly, the Securities Industry and Financial Markets Association (“SIFMA”) reported an increase in the ADV of U.S. corporate debt of 7% and an increase in corporate bond issuances of 1% for the first quarter of 2014, compared with the same prior year period. However, IntercontinentalExchange Inc. (“ICE”) reported that credit default swap trade execution revenues remained unchanged compared with the same period in 2013. Our brokerage revenues from fixed income products increased 11% in the three months ended March 31, 2014, as compared to the same period in the prior year.

Interest Rate and Foreign Exchange Volumes. Our financial product category largely consists of revenues related to the brokerage of foreign exchange and interest rate derivative products. Foreign exchange volumes generally declined in the first quarter of 2014, compared with the first quarter of 2013, due to lower volatility.  Global foreign exchange volatility, as measured by the Deutsche Bank FX Volatility Index, or CVIX, declined 14% from the year-ago quarter. The CME Group, Inc.’s (“CME”) foreign exchange futures ADVs declined 19% in the first quarter of 2014, while EBS, an electronic trading platform for spot currencies, reported a 37% decline in volumes, year over year.  Reported volumes for interest rate products generally increased in the three months ended March 31, 2014, as compared to the same period in 2013, with CME reporting 19% higher interest rate futures ADVs for the first quarter of 2014. Our brokerage revenues from financial products decreased 1% in the first quarter of 2014, as compared to the same period in the prior year.

Equity Volumes. Our equity product category consists of revenues related to the brokerage of cash equity and equity derivative products.  Equity derivative volume indicators in Europe and the U.S. were mixed in the first quarter of 2014.  International Securities Exchange’s equity derivative volumes declined 17%, and Eurex European equity derivative volumes declined 7% in the first quarter of 2014, as compared to the same prior year period.  However, Options Clearing Corporation reported a 10% increase in cleared equity option contract volumes. In addition, ADVs for NYSE Euronext’s U.S. cash and European cash products (the vast majority of which are cash equity products) rose 1% and 16%, respectively, year over year. Our brokerage revenues from equity products declined 10% from the prior year.

Commodity Volumes. Our commodity product category consists of a wide range of energy products, and to a lesser extent, other commodity products. Energy derivatives volumes remained relatively unchanged in the first quarter of 2014. CME’s Energy futures ADVs decreased 1% in the three months ended March 31, 2014 compared with the same prior year period, while ICE’s Energy futures ADVs were less than 1% higher, year over year. However, the quarterly rate per contract (“RPC”) declined approximately 2% and 7% for CME and ICE, respectively, when compared with the same prior year period. Our brokerage revenues from commodity products declined 11% in the first quarter of 2014, as compared to the same period in the prior year.

Clearing Services Volumes.  Our Kyte subsidiary’s clearing operations are subject to many of the same drivers that influence OTC market volumes.  Kyte’s clearing revenues declined for the three months ended March 31, 2014 compared with the same prior year period, primarily due to a decrease in trading volume.

Competitive and Regulatory Environment

Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our services or competition for qualified personnel with extensive experience in the specialized markets we serve.  We currently compete for the services of skilled brokerage personnel with other wholesale market participants and, more broadly, we compete for the services of highly qualified technology development personnel. We believe that the demand for productive brokers has lessened in recent periods, as the wholesale brokerage industry has been impacted by lower trading volumes and sluggish trading conditions in certain markets we serve. However, we believe that there continues to be increased competition to provide brokerage services to a smaller number of market participants in the near term as dealers continue to exit or reduce their proprietary trading operations.

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

Technology Development

Over the past year, we have continued to expand our proprietary electronic trade execution capabilities for our SEF and non-SEF businesses, as well as the number of users of our hybrid electronic trading platforms. We believe the impact of the Dodd-Frank Act will encourage the growth of hybrid electronic trading for a number of products we broker and we believe that our technological capability will position us well in the future as regulatory rules are finalized and implemented.  For example, revenues from our electronic matching sessions have approximately tripled in fixed income derivative products and more than doubled in cash fixed income products in the first quarter of 2014 compared to the same quarter of 2013.

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

Financial Overview

Our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three-month period ended March 31, 2014:

Our total revenues decreased 1.5% to $240.7 million for the three months ended March 31, 2014 from $244.4 million for the three months ended March 31, 2013. The main factors contributing to this decrease in our revenues were:

•                  Regulatory changes and market uncertainty, which we believe led to lower trading volumes in certain markets;

•                  Continued low volatility in many of the markets in which we provide brokerage services, in addition to historically low global interest rate environments adversely impacted trading volumes;

•                  The reduction in broker personnel headcount and the closure of certain unprofitable brokerage desks globally; and

•                  Decreased clearing services revenues due to a decline in the number of trades cleared by our Kyte subsidiary.

Partially offsetting the above factors were the following positive factors that affected our brokerage and other revenues, including:

•                  Contributions from investments in new brokerage desks focused on certain fixed income products;

•                  Increased customer usage of our electronic trading platforms and matching sessions; and;

•                  The continued strong performance of our Trayport and Fenics subsidiaries, which led to an increase in our software, analytics and market data revenue.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, amortization of sign-on and retention bonuses, incentive compensation and related employee benefits and taxes.  Our employee compensation and benefits expense of $137.7 million for the three months ended March 31, 2014 remained relatively unchanged compared with $137.0 million for the three months ended March 31, 2013.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees, while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses increased to $46.3 million for the three months ended March 31, 2014 from $43.1 million for the three months ended March 31, 2013.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”), or a combination of the two, and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses increased slightly to $8.3 million for the three months ended March 31, 2014, as compared to $8.2 million for the three months ended March 31, 2013.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Revenues
Agency commissions	$121,415	$126,572
Principal transactions	51,689	50,065
Total brokerage revenues	173,104	176,637
Clearing services revenues	34,164	38,064
Interest income from clearing services	528	737
Equity in net earnings of unconsolidated businesses	2,554	3,059
Software, analytics and market data	25,765	22,158
Other income, net	4,624	3,737
Total revenues	240,739	244,392
Interest and transaction-based expenses
Transaction fees on clearing services	32,640	36,908
Transaction fees on brokerage services	5,503	5,807
Interest expense from clearing services	169	160
Total interest and transaction-based expenses	38,312	42,875
Revenues, net of interest and transaction-based expenses	202,427	201,517
Expenses
Compensation and employee benefits	137,697	137,015
Communications and market data	13,347	13,587
Travel and promotion	7,779	8,061
Rent and occupancy	8,086	7,212
Depreciation and amortization	8,596	8,308
Professional fees	6,171	6,727
Interest on borrowings	7,784	7,688
Other expenses	7,464	12,824
Total other expenses	196,924	201,422
Income before provision for (benefit from) income taxes	5,503	95
Provision for (benefit from) income taxes	1,094	(4,859)
Net income before attribution to non-controlling stockholders	4,409	4,954
Less: Net income attributable to non-controlling interests	406	280
GFI’s net income	$4,003	$4,674

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenues
Agency commissions	60.0%	62.8%
Principal transactions	25.5	24.8
Total brokerage revenues	85.5	87.6
Clearing services revenues	16.9	18.9
Interest income from clearing services	0.2	0.4
Equity in net earnings of unconsolidated businesses	1.3	1.5
Software, analytics and market data	12.7	11.0
Other income, net	2.3	1.9
Total revenues	118.9	121.3
Interest and transaction-based expenses
Transaction fees on clearing services	16.1	18.3
Transaction fees on brokerage services	2.7	2.9
Interest expense from clearing services	0.1	0.1
Total interest and transaction-based expenses	18.9	21.3
Revenues, net of interest and transaction-based expenses	100.0%	100.0%
Expenses
Compensation and employee benefits	68.0	68.0
Communications and market data	6.6	6.8
Travel and promotion	3.8	4.0
Rent and occupancy	4.0	3.6
Depreciation and amortization	4.3	4.1
Professional fees	3.1	3.3
Interest on borrowings	3.8	3.8
Other expenses	3.7	6.4
Total other expenses	97.3%	100.0%
Income before provision for (benefit from) income taxes	2.7	0.0
Provision for (benefit from) income taxes	0.5	(2.4)
Net income before attribution to non-controlling stockholders	2.2	2.4
Less: Net income attributable to non-controlling interests	0.2	0.1
GFI’s net income	2.0%	2.3%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net Income

GFI’s net income was $4.0 million for the three months ended March 31, 2014 compared to $4.7 million for the same period in 2013. We generated revenues of $240.7 million for the first quarter of 2014 compared with $244.4 million for the same period in the prior year. The net decrease in total revenues reflected lower brokerage revenues, as well as lower Clearing services revenues, partially offset by increased revenues from Software, analytics and market data, largely due to the factors set forth above under heading “Financial Overview.”

Total interest and transaction-based expenses decreased by $4.6 million for the three months ended March 31, 2014 from the same quarter in 2013. The decrease was largely a result of lower transaction fees on clearing services at our Kyte subsidiary, primarily due to a decrease in the number of trades cleared.

Total expenses, excluding interest and transaction-based expenses, were $196.9 million for the three months ended March 31, 2014 compared with $201.4 in the same prior year period. The decrease was largely attributable to a decrease in Other expenses, largely related to legal costs incurred during the first quarter of 2013 in connection with previously opened desks and offices.

We recorded a provision for income taxes of $1.1 million for the three months ended March 31, 2014 as compared to a benefit from income taxes of $4.9 million for the three months ended March 31, 2013. The change was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the three months ended March 31, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2014	%*	2013	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$51,735	25.6%	$46,742	23.2%	$4,993	10.7%
Equity	30,043	14.8	33,216	16.5	(3,173)	(9.6)
Financial	51,539	25.5	51,916	25.7	(377)	(0.7)
Commodity	39,787	19.6	44,763	22.2	(4,976)	(11.1)
Total brokerage revenues	173,104	85.5	176,637	87.6	(3,533)	(2.0)
Clearing services revenues	34,164	16.9	38,064	18.9	(3,900)	(10.2)
Other revenues	33,471	16.5	29,691	14.8	3,780	12.7
Total revenues	240,739	118.9	244,392	121.3	(3,653)	(1.5)
Total interest and transaction-based expenses	38,312	18.9	42,875	21.3	(4,563)	(10.6)
Revenues, net of interest and transaction-based expenses	$202,427	100.0%	$201,517	100.0%	$910	0.5%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended March 31, 2014 as compared to the same period in 2013.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories for the three months ended March 31, 2014 increased approximately 6%, as compared to the prior year period.

Management periodically reevaluates its estimation of brokerage headcount by product category with regard to brokers who broker multiple products and with regard to employees whose positions may have changed between front-office and support staff.   For comparative purposes, prior year average monthly brokerage personnel headcount amounts disclosed below have been adjusted to conform to the methodology used in the current period.

•                  Fixed income product brokerage revenues increased $5.0 million, or 10.7%, for the three months ended March 31, 2014 compared to the same period in 2013.  Revenues from fixed income derivative and cash products increased approximately 15.5% and 8.0%, respectively, year over year.  The increase in fixed income product revenues was primarily attributable to revenues generated by new desks which commenced operations during the second quarter of 2013, as well as an increase in revenues generated by our electronic matching sessions. Our average monthly brokerage personnel headcount for fixed income products increased by 9 to 288 employees for the three months ended March 31, 2014.

•                  The decrease in equity product brokerage revenues of $3.2 million, or 9.6%, for the three months ended March 31, 2014 compared with the same period in 2013, was primarily attributable to lower cash and derivative trading volumes in the U.S and Europe, as a result of reduced brokerage personnel headcount in this product category.  Our average monthly brokerage personnel headcount for equity products decreased by 28 to 170 employees for the three months ended March 31, 2014.

•                  The decrease in financial product brokerage revenues of $0.4 million, or 0.7% for the three months ended March 31, 2014 compared with same prior year period, was primarily attributable to decreased trading volumes due to (i) ongoing regulatory change and (ii)  a decline in global currency market volatility compared to the first quarter of 2013.   In addition, the decrease in financial product brokerage revenue was also due, in part, to reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for financial products decreased by 36 to 363 employees for the three months ended March 31, 2014.

•                  The decrease in commodity product brokerage revenues of $5.0 million, or 11.1%, in the first quarter of 2014 was due, in large part, to reduced brokerage personnel headcount, in the U.S, in this product category. Trading volumes were also likely impacted, in part, by dealer banks reducing their commodity trading operations. Our average monthly brokerage personnel headcount for commodity products decreased by 30 to 263 employees for the three months ended March 31, 2014.

Clearing Services Revenue

•                  Clearing services revenues decreased by $3.9 million, or 10.2%, in the three months ended March 31, 2014 compared to the same period in 2013, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013	Increase (Decrease)	%*
Software, analytics and market data	$25,765	$22,158	$3,607	16.3%
Equity in net earnings of unconsolidated businesses	2,554	3,059	(505)	(16.5)
Remeasurement of foreign currency transactions and balances	(92)	(273)	181	(66.3)
Net realized and unrealized gains (losses) from foreign currency hedges	202	(79)	281	(355.7)
Interest income on short-term investments	124	191	(67)	(35.1)
Interest income from clearing services	528	737	(209)	(28.4)
Other	4,390	3,898	492	12.6
Total other revenues	$33,471	$29,691	$3,780	12.7%

*                                         Denotes % change of dollar amount of revenue for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Other revenues increased by $3.8 million for the three months ended March 31, 2014 as compared to the same quarter in 2013. The increase primarily reflected the continued growth at our Trayport and Fenics subsidiaries, which comprise our Software, analytics and market data revenue line.  Revenues at Trayport and Fenics grew primarily due to an expansion of product and service offerings to their existing customer bases.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $4.6 million in the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade on behalf of its clients, which are pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues increased to 4.5% for the three months ended March 31, 2014 as compared to 3.0% for the year-ago period, largely due to lower trading volumes during the quarter, and more favorable margins obtained from the restructuring of certain contracts with clearing customers.

Expenses

The following table sets forth the changes in expenses for the three months ended March 31, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2014	%*	2013	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$137,697	68.0%	$137,015	68.0%	$682	0.5%
Communications and market data	13,347	6.6	13,587	6.8	(240)	(1.8)
Travel and promotion	7,779	3.8	8,061	4.0	(282)	(3.5)
Rent and occupancy	8,086	4.0	7,212	3.6	874	12.1
Depreciation and amortization	8,596	4.3	8,308	4.1	288	3.5
Professional fees	6,171	3.1	6,727	3.3	(556)	(8.3)
Interest on borrowings	7,784	3.8	7,688	3.8	96	1.2
Other expenses	7,464	3.7	12,824	6.4	(5,360)	(41.8)
Total other expenses	$196,924	97.3%	$201,422	100.0%	$(4,498)	(2.2)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013

Compensation and Employee Benefits

•                  Compensation and employee benefits expense of $137.7 million in the first quarter of 2014, was relatively unchanged compared with the first quarter of 2013, primarily due to lower brokerage salaries expense as result of reduced brokerage personnel headcount, offset by higher back office salaries expense related to the hiring of additional technology and regulatory compliance personnel.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, for the three months ended March 31, 2014 was 68%, unchanged from the first quarter of 2013 .

•                  Performance bonus expense represented 39.1% and 36.7% of total compensation and employee benefits expense for the three months ended March 31, 2014 and 2013, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 6.3%% and 6.9% of total compensation and employee benefits expense for the three months ended March 31, 2014 and 2013, respectively.

All Other Expenses

The decrease in Other expenses of $5.4 million was largely attributable to legal costs incurred during the first quarter of 2013 in connection with previously opened desks and offices.  This was partially offset by various non-cash charges incurred during the first quarter of 2014, including the write-down of an unconsolidated affiliate.

Income Taxes

•                  For the three months ended March 31, 2014 we recorded income tax expense of $1.1 million.  The expense yields an effective rate lower than the federal statutory rate of 35% due to the geographical mix of pre-tax income.

•                  For the three months ended March 31, 2013 we recorded a benefit from income taxes of $4.9 million. The benefit was primarily due to: (i) a tax benefit under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (ii) a tax benefit arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iii) the release of a tax liability in a foreign subsidiary where the statute of limitations has now expired.

Results of Segment Operations

Based on the nature of our operations, products and services in each geographic region, we determined that we have four reportable segments: (i) Americas Brokerage, (ii) Europe, Middle East and Africa (“EMEA”) Brokerage, (iii) Asia Brokerage and (iv) Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Our Clearing and Backed Trading segment encompasses our clearing, risk management, settlement and other back-office services, as well as the capital we provide to start-up trading groups, small hedge funds, market-makers and individual traders. All Other includes the results of our software, analytics and market data operations. All Other also includes revenues and expenses that are not directly assignable to one of our reportable segments, primarily consisting of indirect costs related to our brokerage segments as well as all our corporate business activities.

Segment Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended March 31, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$61,698	$89,300	$19,223	$44,293	$26,225	$240,739
Revenues, net of interest and transaction-based expenses	58,752	86,427	19,103	11,140	27,005	202,427
Other expenses	44,410	57,723	13,471	10,209	71,111	196,924
Income (loss) before income taxes	14,342	28,704	5,632	931	(44,106)	5,503

	Three Months Ended March 31, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$69,258	$87,668	$18,359	$47,610	$21,497	$244,392
Revenues, net of interest and transaction-based expenses	66,148	84,993	18,249	10,339	21,788	201,517
Other expenses	46,754	58,956	13,427	9,729	72,556	201,422
Income (loss) before income taxes	19,394	26,037	4,822	610	(50,768)	95

Total Revenues

•                  Total revenues for Americas Brokerage decreased $7.6 million, or 10.9%, for the three months ended March 31, 2014. Total revenues for EMEA Brokerage and Asia Brokerage increased $1.6 million, or 1.9%, and $0.9 million, or 4.7%, respectively, for the first quarter of 2014. Total revenues for our three brokerage segments in total decreased by $5.1 million, or 2.9%, to $170.2 million for the three months ended March 31, 2014. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013”.

•                  Total revenues for Clearing and Backed Trading decreased $3.3 million, or 7.0%, for the three months ended March 31, 2014. The decrease was due primarily to a decrease in clearing services revenues as a result of a lower number of trades cleared by our Kyte subsidiary, partially offset by increased trading revenues for this segment.

•                  Total revenues included in All Other primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues for All Other increased by $4.7 million, or 22.0%, for the three months ended March 31, 2014. This increase was largely attributable to an increase in software revenues at our Trayport and Fenics subsidiaries, primarily due to an expansion of product and service offerings to their existing customer bases.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments remained largely unchanged at $5.9 million for the three months ended March 31, 2014 and 2013.

•                  Total interest and transaction-based fees for Clearing and Backed Trading decreased by $4.1 million to $33.2 million for the three months ended March 31, 2014 from $37.3 million for the prior year first quarter, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.

Other Expenses

•                  Other expenses for Americas Brokerage and EMEA Brokerage decreased $2.3 million, or 5.0%, and $1.2 million, or 2.1%, respectively, for the first quarter of 2014. Other expenses for Asia Brokerage remained relatively unchanged for the three months ended March 31, 2014, compared with the first quarter of 2013. Total Other expenses for our three brokerage segments decreased by $3.5 million, or 3.0%, to $115.6 million for the three months ended March 31, 2014. The decrease in total Other expenses for our brokerage segments was primarily due to lower brokerage salaries expense, as a result of reduced brokerage personnel headcount.

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

•                  Other expenses for Clearing and Backed Trading increased $0.5 million, or 4.9% in 2014. The increase was due, in part, to higher performance bonus expense as a result of increased trading revenues for this segment.

•                  Other expenses for All Other decreased by $1.4 million, or 2.0%. The decrease was primarily attributable to a decrease in Other expenses, largely due to legal costs incurred during the first quarter of 2013 in connection with previously opened desks and offices.  This was partially offset by higher back office salaries expense in the first quarter of 2014.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from April 1, 2012 to March 31, 2014. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(dollars in thousands)
Revenues
Agency commissions	$121,415	$103,278	$109,365	$122,476	$126,572	$104,110	$112,239	$123,457
Principal transactions	51,689	40,246	41,841	51,562	50,065	46,329	50,278	51,964
Total brokerage revenues	173,104	143,524	151,206	174,038	176,637	150,439	162,517	175,421
Clearing services revenues	34,164	28,911	32,722	39,439	38,064	29,704	30,545	29,635
Interest income from clearing services	528	570	455	431	737	639	422	382
Equity in net earnings of unconsolidated businesses	2,554	1,241	1,566	2,300	3,059	2,327	2,344	2,478
Software, analytics and market data	25,765	24,100	22,472	21,808	22,158	22,482	21,204	20,468
Other income, net	4,624	4,001	4,012	4,262	3,737	1,703	2,356	9,346
Total revenues	240,739	202,347	212,433	242,278	244,392	207,294	219,388	237,730
Interest and transaction-based expenses
Transaction fees on clearing services	32,640	27,213	31,620	38,424	36,908	28,738	29,420	28,606
Transaction fees on brokerage services	5,503	4,183	4,430	5,335	5,807	4,831	5,734	6,153
Interest expense from clearing services	169	180	143	87	160	293	82	158
Total interest and transaction-based expenses	38,312	31,576	36,193	43,846	42,875	33,862	35,236	34,917
Revenues, net of interest and transaction-based expenses	202,427	170,771	176,240	198,432	201,517	173,432	184,152	202,813
Expenses
Compensation and employee benefits	137,697	123,485	121,109	134,613	137,015	124,574	130,499	135,650
Communications and market data	13,347	12,798	13,747	13,743	13,587	14,131	15,269	15,694
Travel and promotion	7,779	7,555	7,380	7,857	8,061	8,503	7,973	9,285
Rent and occupancy	8,086	6,228	7,901	7,039	7,212	2,908	7,083	6,884
Depreciation and amortization	8,596	8,333	8,320	8,334	8,308	9,122	9,246	9,108
Professional fees	6,171	5,703	5,712	6,385	6,727	5,768	5,925	5,377
Interest on borrowings	7,784	7,822	7,612	7,175	7,688	6,805	6,738	6,527
Impairment of goodwill and intangibles	—	19,602	—	—	—	—	—	—
Other expenses	7,464	7,116	5,615	5,699	12,824	11,047	8,586	6,671
Total other expenses	196,924	198,642	177,396	190,845	201,422	182,858	191,319	195,196
Income (loss) before (benefit from) provision for income taxes	5,503	(27,871)	(1,156)	7,587	95	(9,426)	(7,167)	7,617
(Benefit from) provision for income taxes	1,094	2,994	(1,127)	719	(4,859)	1,688	1,638	2,282
Net income (loss) before attribution to non-controlling stockholders	4,409	(30,865)	(29)	6,868	4,954	(11,114)	(8,805)	5,335
Less: Net income (loss) attributable to non-controlling interests	406	37	432	177	280	258	(112)	15
GFI’s net income (loss)	$4,003	$(30,902)	$(461)	$6,691	$4,674	$(11,372)	$(8,693)	$5,320

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Revenues
Agency commissions	60.0%	60.5%	62.1%	61.7%	62.8%	60.0%	60.9%	60.9%
Principal transactions	25.5	23.6	23.7	26.0	24.8	26.7	27.3	25.6
Total brokerage revenues	85.5	84.1	85.8	87.7	87.6	86.7	88.2	86.5
Clearing services revenues	16.9	16.9	18.5	19.9	18.9	17.1	16.6	14.6
Interest income from clearing services	0.2	0.3	0.3	0.2	0.4	0.4	0.2	0.2
Equity in net earnings of unconsolidated businesses	1.3	0.7	0.9	1.2	1.5	1.3	1.3	1.2
Software, analytics and market data	12.7	14.1	12.7	11.0	11.0	13.0	11.5	10.1
Other income, net	2.3	2.4	2.3	2.1	1.9	1.0	1.3	4.6
Total revenues	118.9	118.5	120.5	122.1	121.3	119.5	119.1	117.2
Interest and transaction-based expenses
Transaction fees on clearing services	16.1	15.9	17.9	19.4	18.3	16.6	16.0	14.1
Transaction fees on brokerage services	2.7	2.5	2.5	2.7	2.9	2.8	3.1	3.0
Interest expense from clearing services	0.1	0.1	0.1	0.0	0.1	0.1	0.0	0.1
Total interest and transaction-based expenses	18.9	18.5	20.5	22.1	21.3	19.5	19.1	17.2
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	68.0	72.3	68.7	67.8	68.0	71.8	70.9	66.9
Communications and market data	6.6	7.5	7.8	6.9	6.8	8.1	8.3	7.7
Travel and promotion	3.8	4.4	4.2	4.0	4.0	4.9	4.3	4.6
Rent and occupancy	4.0	3.6	4.5	3.5	3.6	1.7	3.8	3.4
Depreciation and amortization	4.3	4.9	4.7	4.2	4.1	5.3	5.0	4.5
Professional fees	3.1	3.3	3.3	3.2	3.3	3.3	3.2	2.7
Interest on borrowings	3.8	4.6	4.3	3.6	3.8	3.9	3.7	3.2
Impairment of goodwill and intangibles	—	11.5	—	—	—	—	—	—
Other expenses	3.7	4.2	3.2	2.9	6.4	6.4	4.7	3.3
Total other expenses	97.3%	116.3%	100.7%	96.1%	100.0%	105.4%	103.9%	96.3%
(Loss) income before provision for (benefit from) income taxes	2.7	(16.3)	(0.7)	3.9	0.0	(5.4)	(3.9)	3.7
Provision from (benefit from) income taxes	0.5	1.8	(0.6)	0.4	(2.4)	1.0	0.9	1.1
Net (loss) income before attribution to non-controlling stockholders	2.2	(18.1)	(0.1)	3.5	2.4	(6.4)	(4.8)	2.6
Less: Net income (loss) attributable to non-controlling interests	0.2	0.0	0.2	0.1	0.1	0.2	(0.1)	0.0
GFI’s net (loss) income	2.0%	(18.1)%	(0.3)	3.4%	2.3%	(6.6)%	(4.7)%	2.6%

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. At March 31, 2014, we had $149.0 million of cash and cash equivalents compared to $174.6 million at December 31, 2013. Included in this amount are $84.5 million and $89.5 million of cash and cash equivalents held by subsidiaries outside of the United States at March 31, 2014 and December 31, 2013, respectively.  We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States and we will accrue additional income taxes, if any, on such international profits. For profits earned subsequent to January 1, 2013 that are not permanently reinvested, we will not incur a material United States tax charge and we continue to believe we will not incur a material charge on the repatriation of profits in the future.

In addition, included within Receivables from brokers, dealers and clearing organizations are cash balances which represent amounts clearing customers have on deposit with Kyte, our subsidiary which provides clearing services. Kyte deposits these amounts with third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for Kyte’s customers. These amounts, while due to us from the general clearing members, ultimately represent cash payable to our clearing customers. Also included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges. We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $72.3 million and $52.4 million as of March 31, 2014 and December 31, 2013, respectively.

The following table summarizes our cash position as of March 31, 2014 and December 31, 2013, respectively.

	March 31,	December 31,
	2014	2013
	(dollars in thousands)

Cash and cash equivalents	$149,044	$174,606
Cash held at clearing organizations, net of customer cash	72,257	52,414
Total balance sheet cash	$221,301	$227,020

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

Sources and Uses of Cash

Net cash used in operating activities was $21.0 million for the three months ended March 31, 2014 compared with $0.8 million of net cash provided by operating activities for the three months ended March 31, 2013, a net increase in cash used of $21.8 million. This increase was primarily due to a $26.8 million increase in cash used for working capital in the three months ended March 31, 2014. Such items include changes in (i) payables to clearing service customers, (ii) receivables from/payables to brokers, dealers, and clearing organizations, (iii) accrued compensation and accounts payable and (iv) other assets and liabilities. Partially offsetting these uses of cash was a $5.5 million increase in non-cash items that reconcile net income to net cash used in (provided by) operating activities for the three months ended March 31, 2014, as compared to the same prior year period. Such items include benefit from deferred taxes, mark-to-market of future purchase commitment and share-based compensation.

Net cash provided by investing activities for the three months ended March 31, 2014 was $7.1 million compared with $0.4 million of net cash used by investing activities for the three months ended March 31, 2013, a net increase in cash provided of $7.5 million. This increase in net cash provided from investing activities was primarily due to proceeds received from equity method investments and the sale of available-for-sale securities.

Net cash used in financing activities for the three months ended March 31, 2014 was $11.7 million compared to $6.5 million for the three months ended March 31, 2013, an increase in cash used of $5.2 million. This increase in net cash used was primarily due to an increase in cash dividends paid in the first quarter of 2014 compared with the same prior year quarter, resulting from the acceleration of a dividend payment from the first quarter of 2013 to December 2012.

Regulatory Requirements

Our liquidity and available cash resources are, in part, restricted by the regulatory capital requirements of certain of our material operating subsidiaries, including GFI Securities LLC, Amerex Brokers LLC, GFI Swaps Exchange LLC, GFI Securities Limited, GFI Brokers Limited, The Kyte Group Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators. In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 15 to the Condensed Consolidated Financial Statements for further details on our regulatory requirements.

Short and Long Term Debt

Our outstanding debt at March 31, 2014 consisted of $240.0 million of our 8.375% Senior Notes and $10.0 million of borrowings under our Credit Agreement. The unused borrowing capacity under our Credit Agreement at March 31, 2014 and December 31, 2013 was $65.0 million. The 8.375% Senior Notes mature in July 2018 and the Credit Agreement matures in December 2015. See Note 6 to the Condensed Consolidated Financial Statements for further details on our debt.

Credit Ratings

As of March 31, 2014, we maintained the following public long-term credit ratings and associated outlooks:

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

The cumulative effect of downgrades to our credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes increased the per annum interest rate on the 8.375% Senior Notes by 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture.  The increased interest rate equates to $4.8 million in additional interest expense per annum, based on the aggregate amount of outstanding principal as of March 31, 2014.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. Cash dividends paid for the three months ended March 31, 2014 were approximately $6.2 million.  In December 2012, our Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and we, therefore, did not pay a cash dividend during the first quarter of 2013.

Common Stock

We may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 7 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$138,872	$13,164	$23,734	$23,147	$78,827
Short-term borrowings	10,000	10,000	—	—	—
Interest on Long-term debt (1)	112,050	24,900	49,800	37,350	—
Long-term debt	240,000	—	—	240,000	—
Purchase obligations (2)	35,118	23,300	10,810	1,008	—
Total	$536,040	$71,364	$84,344	$301,505	$78,827

(1)         The amounts listed under Interest on Long-term debt includes increases to our applicable per annum interest on our 8.375% Senior Notes that were effective as a result of downgrades to our credit rating by the various credit agencies in 2012 and 2013. In the event that our credit ratings are subsequently increased or decreased, the applicable per annum interest could change and the amounts disclosed in this table would change; provided, however, the applicable per annum interest rate cannot increase by more than 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture. See Note 6 to the Condensed Consolidated Financial Statements for further details.

(2)         The amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures. See Note 10 to our Condensed Consolidated Financial Statements for further discussion.

We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $8.7 million, excluding interest of $1.2 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions that have not been paid are excluded from the Contractual Obligations and Commitments table.

We have contingent consideration liabilities with an aggregate estimated fair value of $4.4 million as of March 31, 2014. Due to the uncertainty of the amounts to be ultimately paid, these liabilities have been excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2014 as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

We have disclosed in Note 2 to our Condensed Consolidated Financial Statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2013 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

Refer to Note 2 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2013 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2014.

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. At March 31, 2014 and December 31, 2013, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $6.5 million as of March 31, 2014.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GFI Group Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of GFI Group Inc. and its subsidiaries as of March 31, 2014 and December 31, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three month period ended March 31, 2014 and March 31, 2013 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2014 and March 31, 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2013, and the related consolidated statement of operations and comprehensive loss and of cash flows for the year then ended (not presented herein), and in our report dated March 13, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP
New York, New York
May 12, 2014

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

One of our European subsidiaries is currently defending a claim that they improperly hired a number of employees of a competitor.  Although the case is in its preliminary stages, the claimant is seeking a multi-million dollar award. We intend to vigorously defend against this action and believe that we have substantial defenses to the claims asserted against us.

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

ITEM 1A.      RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2013 Form 10-K. For a discussion of the risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended March 31, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January
Employee Transactions(a)	86,780	$3.81
February
Employee Transactions(a)	59,601	$3.86
March
Employee Transactions(a)	1,283,015	$3.56

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

ITEM 6.               EXHIBITS

Exhibits:

Exhibit No.	Description
15	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Principal Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(*) Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013,  (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (v) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2014.

GFI GROUP INC.

By:		/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer
(principal financial and accounting officer)