Form 10-Q
period 2014-06-30
GFI Group Inc.
filed 2014-08-11
CIK 1292426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of shares of registrant’s common stock outstanding on July 31, 2014 was 126,541,799.

		Page Number
Part I—Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition as of June 30, 2014 (unaudited) and December 31, 2013	4

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 (unaudited) and June 30, 2013 (unaudited)	7

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2014 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	67

	Report of Independent Registered Public Accounting Firm	68

Part II—Other Information

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 6.	Exhibits	72

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

In addition, you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington D.C. 20549. You also may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website that contains our reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC at http://www.sec.gov.

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$172,783	$174,606
Cash and securities segregated under federal and other regulations	62,362	62,863
Accounts receivable, net of allowance for doubtful accounts of $2,097 and $1,958 at June 30, 2014 and December 31, 2013, respectively	103,459	87,502
Receivables from brokers, dealers and clearing organizations	666,683	295,727
Property, equipment and leasehold improvements, net of depreciation and amortization of $196,810 and $188,196 at June 30, 2014 and December 31, 2013, respectively	62,113	61,396
Goodwill	134,926	255,920
Intangible assets, net	41,445	45,684
Other assets	197,738	177,844
TOTAL ASSETS	$1,441,509	$1,161,542

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$84,191	$77,841
Accounts payable and accrued expenses	49,102	37,409
Payables to brokers, dealers and clearing organizations	456,116	126,900
Payables to clearing services customers	211,605	177,523
Short-term borrowings	10,000	10,000
Long-term debt	240,000	240,000
Other liabilities	78,048	83,071
Total Liabilities	$1,129,062	$752,744
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 143,520,846 and 140,599,626 shares issued at June 30, 2014 and December 31, 2013, respectively	1,435	1,405
Additional paid in capital	393,159	393,965
Retained (deficit) earnings	(16,801)	83,180
Treasury stock, 17,033,430 and 17,312,957 shares of common stock at cost, at June 30, 2014 and December 31, 2013, respectively	(74,334)	(75,018)
Accumulated other comprehensive income	7,079	3,744
Total Stockholders’ Equity	310,538	407,276
Non-controlling interests	1,909	1,522
Total Equity	312,447	408,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,441,509	$1,161,542

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Agency commissions	$109,692	$122,476	$231,107	$249,048
Principal transactions	45,948	51,562	97,637	101,627
Total brokerage revenues	155,640	174,038	328,744	350,675
Clearing services revenues	28,602	39,439	62,766	77,503
Interest income from clearing services	572	431	1,100	1,168
Equity in net earnings of unconsolidated businesses	1,493	2,300	4,047	5,359
Software, analytics and market data	25,595	21,808	51,360	43,966
Other income, net	6,203	4,262	10,827	7,999
Total revenues	218,105	242,278	458,844	486,670
Interest and transaction-based expenses
Transaction fees on clearing services	26,936	38,424	59,576	75,332
Transaction fees on brokerage services	4,655	5,335	10,158	11,142
Interest expense from clearing services	185	87	354	247
Total interest and transaction-based expenses	31,776	43,846	70,088	86,721
Revenues, net of interest and transaction-based expenses	186,329	198,432	388,756	399,949
Expenses
Compensation and employee benefits	130,003	134,613	267,700	271,628
Communications and market data	13,520	13,743	26,867	27,330
Travel and promotion	7,961	7,857	15,740	15,918
Rent and occupancy	7,890	7,039	15,976	14,251
Depreciation and amortization	8,797	8,334	17,393	16,642
Professional fees	10,107	6,385	16,278	13,112
Interest on borrowings	8,143	7,175	15,927	14,863
Impairment of goodwill	121,619	—	121,619	—
Other expenses	7,237	5,699	14,701	18,523
Total other expenses	315,277	190,845	512,201	392,267
(Loss) income before (benefit from) provision for income taxes	(128,948)	7,587	(123,445)	7,682
(Benefit from) provision for income taxes	(31,277)	719	(30,183)	(4,140)
Net (loss) income before attribution to non-controlling stockholders	(97,671)	6,868	(93,262)	11,822
Less: Net income attributable to non-controlling interests	125	177	531	457
GFI’s net (loss) income	$(97,796)	$6,691	$(93,793)	$11,365

(Loss) earnings per share available to common stockholders
Basic	$(0.78)	$0.06	$(0.76)	$0.10
Diluted	$(0.78)	$0.05	$(0.76)	$0.09
Weighted average shares outstanding
Basic	124,909,412	118,646,703	123,643,160	117,024,375
Diluted	124,909,412	126,603,146	123,643,160	126,080,497
Dividends declared per share of common stock	$0.05	$0.05	$0.10	$0.05

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income before attribution to non-controlling stockholders	$(97,671)	$6,868	$(93,262)	$11,822

Other comprehensive income (loss):
Foreign currency translation adjustment	2,151	(745)	4,392	(10,796)
Unrealized gain (loss) on available-for-sale securities, net of tax(1)	—	183	(1,069)	432
Total other comprehensive income (loss)	2,151	(562)	3,323	(10,364)

Comprehensive (loss) income including non-controlling stockholders	(95,520)	6,306	(89,939)	1,458
Comprehensive income attributable to non-controlling stockholders	107	221	519	373
GFI’s comprehensive (loss) income	$(95,627)	$6,085	$(90,458)	$1,085

(1)         Amounts are net of provision for income taxes of $0 and $55 for the three months ended June 30, 2014 and 2013, respectively. Amounts are net of (benefit from) provision for income taxes of $(341) and $130 for the six months ended June 30, 2014 and 2013, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before attribution to non-controlling stockholders	$(93,262)	$11,822
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,393	16,642
Share-based compensation	13,334	15,534
Tax expense related to share-based compensation	1,008	1,832
Amortization of prepaid bonuses and forgivable loans	12,564	13,813
Benefit from deferred taxes	(39,555)	(7,620)
(Gains) losses on foreign exchange derivative contracts, net	(1,189)	781
Earnings from equity method investments, net	(422)	(1,949)
Amortization of deferred financing fees	908	1,229
Mark-to-market of future purchase commitment	—	(2,203)
Mark-to-market of contingent consideration liabilities	(2,680)	—
Impairment charges	122,230	—
Other non-cash charges, net	426	(187)
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	501	(21,556)
Accounts receivable	(16,087)	(30,381)
Receivables from brokers, dealers and clearing organizations	(370,956)	(469,566)
Other assets	(10,540)	17,049
Increase (decrease) in operating liabilities:
Accrued compensation	6,347	3,781
Accounts payable and accrued expenses	10,291	7,117
Payables to brokers, dealers and clearing organizations	329,216	446,710
Payables to clearing services customers	34,082	(11,311)
Other liabilities	(2,287)	1,979
Cash provided by (used in) operating activities	11,322	(6,484)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired, and purchases of intangible and other assets	—	(1,500)
Proceeds from disposition of interests in unconsolidated businesses	7,760	—
Return of capital from unconsolidated businesses	413	2,962
Proceeds from disposition of available-for-sale securities	5,882	68
Purchases of interests in unconsolidated businesses	—	(13,109)
Purchases of property, equipment and leasehold improvements	(5,244)	(4,034)
Capitalization of internally developed software	(4,102)	(5,424)
Proceeds on foreign exchange derivative contracts	748	1,077
Payments on foreign exchange derivative contracts	(495)	(1,010)
Other, net	(92)	155
Cash provided by (used in) investing activities	4,870	(20,815)

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	102,000	68,000
Repayment of short-term borrowings	(102,000)	(58,000)
Repurchase and retirement of a portion of long-term debt	—	(9,385)
Cash dividends paid to common stockholders	(12,482)	(5,999)
Shares withheld for taxes on vested restricted stock units	(6,581)	(6,939)
Tax expense related to share-based compensation	(1,008)	(1,832)
Other, net	462	(1,043)
Cash used in financing activities	(19,609)	(15,198)
Effects of exchange rate changes on cash and cash equivalents	1,594	(5,821)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,823)	(48,318)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,606	227,441
CASH AND CASH EQUIVALENTS, END OF PERIOD	$172,783	$179,123

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$15,256	$13,028
Cash paid for income taxes	$7,326	$7,595
Cash received from income tax refunds	$835	$2,344

Non-Cash Investing and Financing Activities:
Purchase of property and equipment through seller financing arrangement	$1,401	$—

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2014	$1,405	$393,965	$(75,018)	$83,180	$3,744	$407,276	$1,522	$408,798
Issuance of treasury stock	—	(681)	684	—	—	3	—	3
Issuance of common stock for exercise of stock options and vesting of restricted stock units	30	429	—	—	—	459	—	459
Withholding of restricted stock units in satisfaction of tax requirements	—	(6,581)	—	—	—	(6,581)	—	(6,581)
Tax expense associated with share-based awards	—	(1,008)	—	—	—	(1,008)	—	(1,008)
Foreign currency translation adjustment	—	—	—	—	4,404	4,404	(12)	4,392
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1,069)	(1,069)	—	(1,069)
Dividends to stockholders	—	(6,294)	—	(6,188)	—	(12,482)	—	(12,482)
Share-based compensation	—	13,329	—	—	—	13,329	—	13,329
Other capital adjustments	—	—	—	—	—	—	(132)	(132)
Net (loss) income	—	—	—	(93,793)	—	(93,793)	531	(93,262)
Balance, June 30, 2014	$1,435	$393,159	$(74,334)	$(16,801)	$7,079	$310,538	$1,909	$312,447

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

1.     ORGANIZATION AND BUSINESS

The Condensed Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry. As of June 30, 2014, Jersey Partners, Inc. (“JPI”) owned approximately 37% of the Company’s outstanding shares of common stock. The Company’s executive chairman, Michael Gooch, is the controlling shareholder of JPI.

On July 30, 2014, the Company entered into an Agreement and Plan of Merger with CME Group Inc. (“CME”) whereby the Company agreed to merge with and into a wholly owned subsidiary of CME (the “CME Merger”). At the effective time of the CME Merger, each share of GFI common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of CME Class A common stock (“CME Class A Common Stock”).  The Exchange Ratio is a fraction, the numerator of which equals $4.55 and the denominator of which equals the average closing sales price of CME Class A Common Stock as reported on the NASDAQ Global Select Market for the ten trading days ending upon and including the trading day immediately before the closing date of the CME Merger.  Concurrently with the CME Merger, pursuant to an agreement and plan of merger entered into on July 30, 2014, JPI will merge with and into a wholly owned subsidiary of CME and immediately following the CME Merger, pursuant to a purchase agreement entered into on July 30, 2014 (the “Purchase Agreement”), a private consortium of current GFI management will acquire GFI’s wholesale brokerage and clearing businesses for $165,000 in cash and will assume responsibility, at closing, for approximately $63,000 of unvested deferred compensation and other obligations.  These transactions, which are expected to close during the first quarter of 2015, are subject to approval by GFI shareholders, including the affirmative vote of a majority of the disinterested GFI shareholders, as well as customary regulatory review and approvals. Upon the closing of the transactions, GFI’s wholesale brokerage business, including the Kyte Group, is expected to continue as a privately owned company.

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

Certain prior year amounts have been reclassified to conform to the current year presentation, including amounts in the Condensed Consolidated Statements of Cash Flows and Note 13, Derivative Financial Instruments.   During the second quarter of 2014, the Company has revised its tables summarizing (i) Derivative contracts, by counterparty and (ii) Fair values of derivative contracts on a gross and net basis, within Note 13, to exclude gross balances associated with long and short futures contracts.   The Company continues to include variation margin on open futures contract within Receivables from and payables to brokers, dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition.

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

The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of June 30, 2014, the Company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE’s start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary due to the level of equity ownership and voting power.  The Company reassesses its evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power.  The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 14 for disclosures on Variable Interest Entities.

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

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At June 30, 2014 and December 31, 2013, the Company had prepaid bonuses of $21,386 and $23,499, respectively. At June 30, 2014 and December 31, 2013, the Company had forgivable employee loans and advances to employees of $19,816 and $24,109, respectively. Amortization of prepaid bonuses and forgivable employee loans for the six months ended June 30, 2014 and 2013 was $12,564 and $13,813, respectively and is included within Compensation and employee benefits.

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At June 30, 2014 and December 31, 2013, the Company had equity method investments with a carrying value of $30,663 and $36,976, respectively, included within Other assets. The Company also provides clearing and other administrative services to certain of these equity method investees.

Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At June 30, 2014 and December 31, 2013, the Company had cost method investments of $2,229 and $5,087, respectively, included within Other assets.  The fair value of the Company’s cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities (“ASC 323-10”). Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net (loss) income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of tax.  The fair value of the Company’s available-for-sale securities was $0 and $5,465 as of June 30, 2014 and December 31, 2013, respectively, and is included within Other assets.

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

The Company recorded a benefit from income taxes of $31,277 for the three months ended June 30, 2014, as compared to a provision for income taxes of $719 for the three months ended June 30, 2013.  The net increase in benefit from income taxes was primarily due to a discrete tax benefit of $29,151 attributable to non-cash goodwill impairment charges recorded in the U.S. during the second quarter of 2014.  The remaining change in income tax expense relative to the same period in 2013 is primarily due to a change in the geographical mix of pre-tax profits and losses.

The Company recorded a benefit from income taxes of $30,183 for the six months ended June 30, 2014, as compared to $4,140 for the six months ended June 30, 2013.  The benefit from income taxes for the six months ended June 30, 2014 was primarily a result of a $29,151 discrete tax benefit attributable to non-cash goodwill impairment charges recorded in the U.S. during the second quarter of 2014.  The six months ended June 30, 2013 were primarily impacted by the following items:  (i) a tax benefit of $2,655 under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (ii) a tax benefit of $1,177 arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iii) the release of a tax liability of $1,359 in a foreign subsidiary where the statute of limitations has now expired.  The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive income (loss) and included in accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The revaluation of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions is reflected in Other Income, net in the Condensed Consolidated Statements of Operations. Net gains (losses) resulting from remeasurement of foreign currency transactions and balances were $207 and $(182) for the three months ended June 30, 2014 and 2013, respectively, and $115 and $(455) for the six months ended June 30, 2014 and 2013, respectively.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The guidance is effective beginning in the first quarter of 2015. We are currently evaluating the impact of the new guidance on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance is effective beginning in the first quarter of fiscal 2017. We are currently evaluating the impact of the new guidance on the Company’s condensed consolidated financial statements.

3.     RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	June 30, 2014	December 31, 2013
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$450,659	$123,470
Receivables from and deposits with clearing organizations and financial institutions	216,024	172,257
Total	$666,683	$295,727
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$440,217	$123,393
Payables to clearing organizations and financial institutions	2,197	3,052
Net pending trades	13,702	455
Total	$456,116	$126,900

Substantially all fail to deliver and fail to receive balances at June 30, 2014 have subsequently settled at the contracted amounts. All fail to deliver and fail to receive balances at December 31, 2013 have subsequently settled at the contracted amounts.

In addition to the balances above, the Company had Payables to clearing services customers of $211,605 and $177,523 at June 30, 2014 and December 31, 2013, respectively. These amounts represent cash payable to the Company’s clearing customers that is held at the Company’s third-party general clearing members and are included within Cash and cash equivalents, Cash and securities segregated under federal and other regulations or Receivables from brokers, dealers and clearing organizations as follows:

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$4,311	—
Cash segregated under federal and other regulations	62,188	62,684
Receivables from brokers, dealers, and clearing organizations	145,106	114,839
Total	$211,605	$177,523

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

4.     GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the six months ended June 30, 2014 were as follows:

	December 31, 2013	Goodwill acquired	Impairment charges	Adjustments	Foreign currency translation	June 30, 2014
Goodwill
Americas Brokerage	$83,289	$—	$(83,289)	$—	$—	$—
EMEA Brokerage	14,637	—	(14,790)	—	153	—
Clearing and Backed Trading	23,259	—	(23,540)	—	281	—
All Other	134,735	—	—	(60)	251	134,926
	$255,920	$—	$(121,619)	$(60)	$685	$134,926

Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company’s goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. The Company determined its reporting units to be Americas Brokerage; Europe, Middle East and Africa (“EMEA”) Brokerage; Asia Brokerage; Clearing and Backed Trading; Trayport; and Fenics. The Company performs its annual goodwill impairment test as of November 1st of each fiscal year.  Based on the results of the most recent annual impairment tests performed as of November 1, 2013, an impairment charge of $18,918 was recognized at the Clearing and Backed Trading reporting unit during the fourth quarter of 2013, while the Americas Brokerage reporting unit’s fair value exceeded its carrying value by less than 10%.

Certain factors may result in the need to perform an impairment test prior to the annual impairment testing date, including significant under-performance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, and events effecting a reporting unit such as the expectation of disposing all, or a portion of a reporting unit. As discussed in Note 1, the Company entered into definitive agreements with CME whereby CME will acquire all of the outstanding shares of GFI for $4.55 per share of CME Group Class A common stock.  Immediately following CME’s acquisition of GFI, a private consortium of current GFI management will acquire GFI’s brokerage and clearing businesses for $165,000 in cash and will assume responsibility, at closing, of approximately $63,000 of unvested deferred compensation and other obligations. The agreements with CME indicated potential impairment of the Americas and EMEA brokerage and clearing and backed trading reporting units.  As a result, the Company conducted an impairment analysis on those reporting units.  The carrying value as of June 30, 2014 of the Americas Brokerage, EMEA Brokerage and Clearing and Backed Trading reporting units exceeded the fair value indicated by the transaction price, indicating that there was impairment to the value of the goodwill of each respective reporting unit.  Consequently, the Company performed a second step to measure the amount of impairment loss, if any, to each reporting unit’s goodwill.  As a result, the Company determined that the fair value of each reporting unit’s goodwill was $0, resulting in impairment charges to write-off the $121,619 in goodwill detailed in the table above.

Intangible Assets—Intangible assets consisted of the following:

	June 30, 2014			December 31, 2013
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$77,196	$45,650	$31,546	$77,196	$42,151	$35,045
Trade names	8,951	6,905	2,046	8,951	6,674	2,277
Core technology	11,950	6,479	5,471	11,950	6,285	5,665
Non-compete agreements	3,865	3,501	364	3,865	3,478	387
Favorable lease agreements	620	620	—	620	580	40
Patents	3,131	1,470	1,661	3,131	1,221	1,910
Other	647	290	357	647	287	360
Total	$106,360	$64,915	$41,445	$106,360	$60,676	$45,684

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Intangible amortization expense for the three months ended June 30, 2014 and 2013 was $2,448 and $2,471, respectively. Intangible amortization expense for the six months ended June 30, 2014 and 2013 was $4,917 and $4,969, respectively.

At June 30, 2014, expected amortization expense for the definite lived intangible assets is as follows:

2014 (remaining six months)	$4,917
2015	9,769
2016	7,806
2017	4,359
2018	3,536
Thereafter	11,058
Total	$41,445

5.     OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	June 30, 2014	December 31, 2013
Deferred tax assets	$83,894	$45,694
Investments accounted for under the cost method and equity method	32,892	42,063
Prepaid bonuses	21,386	23,499
Forgivable employee loans and advances to employees	19,816	24,109
Deferred financing fees	5,878	6,786
Software inventory, net	4,143	4,749
Financial instruments owned	1,922	1,416
Other	27,807	29,528
Total Other assets	$197,738	$177,844

Other liabilities consisted of the following:

	June 30, 2014	December 31, 2013
Payroll related liabilities	$15,734	$15,896
Deferred revenues	10,788	9,199
Unrecognized tax benefits	8,456	8,676
Deferred tax liabilities	6,089	6,835
Contingent consideration liabilities	1,519	4,317
Financial instruments sold, not yet purchased	490	993
Other	34,972	37,155
Total Other liabilities	$78,048	$83,071

6.     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company’s outstanding debt obligations consisted of the following:

	June 30,	December 31,
	2014	2013
8.375% Senior Notes due 2018	$240,000	$240,000
Loans pursuant to Credit Agreement	10,000	10,000
Total	$250,000	$250,000

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term debt obligations, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers.  The carrying amounts and estimated fair values of the Company’s Long-term debt obligations are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

8.375% Senior Notes	$240,000	$262,440	$240,000	$251,100

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

The cumulative effect of all such downgrades to the Company’s credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes resulted in 200 basis points penalty interest, which is the maximum increase permitted under the indenture. The additional 200 basis points of interest equates to $4,800 in additional interest expense per annum, based on the aggregate amount of outstanding principal as of June 30, 2014.

At June 30, 2014 and December 31, 2013, unamortized deferred financing fees related to the 8.375% Senior Notes of $5,045 and $5,669, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

The weighted average interest rate of the outstanding loans under the Credit Agreement was 3.40% at June 30, 2014. At June 30, 2014 and December 31, 2013, unamortized deferred financing fees related to the Credit Agreement of $833 and $1,117, respectively, were recorded within Other assets.

The Credit Agreement contains certain financial and other covenants. The Company was in compliance with all applicable covenants at June 30, 2014 and December 31, 2013.

7.     STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the three months and six months ended June 30, 2014, and June 30, 2013 the Company did not repurchase any shares of its common stock.

On each of March 28 and May 30, 2014 the Company paid a cash dividend of $0.05 per share, which, based on the number of shares outstanding on the record date for such dividends, totaled $6,188 and $6,294, respectively.  On May 31, 2013, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,999. In December 2012, the Company’s Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and the Company, therefore, did not pay a cash dividend during the first quarter of 2013.

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

Basic and diluted (loss) earnings per share for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic (loss) earnings per share
GFI’s net (loss) income	$(97,796)	$6,691	$(93,793)	$11,365
Weighted average common shares outstanding	124,909,412	118,646,703	123,643,160	117,024,375
Basic (loss) earnings per share	$(0.78)	$0.06	$(0.76)	$0.10
Diluted (loss) earnings per share
GFI’s net (loss) income	$(97,796)	$6,691	$(93,793)	$11,365
Weighted average common shares outstanding	124,909,412	118,646,703	123,643,160	117,024,375
Effect of dilutive options, RSUs, and other contingently issuable shares	—	7,956,443	—	9,056,122
Weighted average shares outstanding and common stock equivalents	124,909,412	126,603,146	123,643,160	126,080,497
Diluted (loss) earnings per share	$(0.78)	$0.05	$(0.76)	$0.09

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

As a result of the net loss for the three and six months ended June 30, 2014, the following stock options, RSUs and contingently issuable shares outstanding were excluded from the computation of diluted loss per share for each respective period, as their inclusion would be anti-dilutive:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Stock Options	$6,316	$6,316
RSUs	16,193,862	16,193,862
Contingently issuable shares	1,171,879	1,171,879

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2013 because their effect would be anti-dilutive were the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Stock Options	$69,476	$69,476
RSUs	1,652,044	3,881,569

Included in the computation of diluted earnings per share, but not in the computation of basic earnings per share as the conditions for issuance were not satisfied as of the respective reporting period were 2,910,249 contingently issuable shares for the three months ended June 30, 2013and 3,294,448 contingently issuable shares for the six months ended June 30, 2013.

9.     SHARE-BASED COMPENSATION

The Company’s Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company’s stockholders on June 6, 2013 (as amended and restated, the “2008 Equity Incentive Plan”) permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan.  As of June, 2014, there were 7,638,624 shares of common stock available for future grants of awards under the 2008 Equity Incentive Plan.

As of June 30, 2014, the Company had stock options outstanding under the GFI Group 2002 Stock Option Plan (the “GFI Group 2002 Plan”). No additional grants will be made under this option plan.

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures. The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2013	18,483,001	$4.01
Granted	3,157,355	3.56
Vested	(5,009,179)	4.12
Cancelled	(437,315)	3.70
Outstanding June 30, 2014	16,193,862	$3.98

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The weighted average grant-date fair value of RSUs granted for the six months ended June 30, 2014 was $3.56 per unit, compared with $3.64 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation expense	$5,994	$7,360	$13,350	$15,502
Income tax benefits	$1,696	$2,254	$3,795	$4,742

At June 30, 2014, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $45,642 and is expected to be recognized over a weighted-average period of 1.59 years. The total fair value of RSUs vested during the six months ended June 30, 2014 and 2013 was $20,652 and $23,631, respectively.

Stock Options

The following is a summary of stock options outstanding under the GFI Group 2002 Plan as of June 30, 2014:

	Options	Weighted Average Exercise Price
Outstanding December 31, 2013	139,164	$4.16
Exercised	(22,948)	2.97
Cancelled	—	—
Expired	(109,900)	4.28
Outstanding June 30, 2014	6,316	5.25

As of June 30, 2014 and 2013, there was no unrecognized compensation cost related to stock options.

10.     COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of June 30, 2014, the Company had total purchase commitments for market data of approximately $27,524, with $20,416 due within the next twelve months and $7,108 due between one to three years. Additionally, the Company had $7,358 of other purchase commitments including $2,793 primarily related to network upgrades, and $4,565 for hosting and software license agreements. Of these other purchase commitments, approximately $4,181 is due within the next twelve months.

Contingencies—In the normal course of business, the Company and certain of its subsidiaries included in the condensed consolidated financial statements are, and have been in the past, involved  in various lawsuits and legal proceedings and are, and have been in the past, involved in certain regulatory examinations. The Company’s unresolved legal proceedings and regulatory examinations are at varying stages of adjudication, arbitration or investigation and involve a variety of claims. In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties, if any, relating to each matter may be.

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

For a limited number of legal matters for which, a loss (whether in excess of a related accrued liability or where there is no accrued liability) is not probable but is reasonably possible in future periods, the Company is sometimes able to estimate a range of possible loss.  In determining whether it is able to estimate a range of possible loss, the Company reviews and evaluates its material litigation and regulatory and other matters on an ongoing basis.  In cases in which the Company is able to estimate a range of possible loss, the aggregate total of such estimated possible losses is disclosed below.  There may be other matters for which a loss is probable or reasonably possible but for which a range of possible loss may not be estimable.  For those matters for which a range of possible loss is estimable, management currently estimates the aggregate range of possible loss as $0 to approximately $8,300 in excess of the accrued liability (if any) related to those matters.  The estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  The matters underlying the estimated range will vary from time to time, and actual results may vary significantly from the current estimate.  Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of monetary damages (unless management can otherwise determine an amount), (ii) the matters are in early stages, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, (v), there are novel legal issues presented, among other reasons.  Those matters for which an estimate is not possible are excluded from the estimated range above, therefore, the estimated range above does not represent the Company’s maximum loss exposure.

The purchase price paid in connection with the acquisition of Contigo Limited included contingent consideration with an estimated net present value, at the time of the acquisition, of £2,458 (or approximately $3,942). Subsequent changes in the estimated fair value of the contingent consideration, which is to be settled in 2015, will be recorded in Other income, net in the Condensed Consolidated Statements of Operations and the estimated fair value of the contingent consideration as of June 30, 2014 is included within Other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 12 for further information.

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

11.     MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Form 10-K. There have been no material changes to these risks during the three months ended June 30, 2014.

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

In the three and six months ended June 30, 2014 and 2013, the Company did not have any material transfers among Level 1, Level 2, and Level 3.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Financial Assets and Liabilities measured at fair value on a recurring basis as of June 30, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2014
Assets
Other assets: Financial instruments owned:
Equity securities	$—	$175	$—	$175
Corporate bonds	—	669	—	669
Derivative contracts:
Foreign exchange derivative contracts	$—	$1,068	$—	$1,068
Fixed income derivative contracts	10	—	—	10
Commodities derivative contracts	54	—	—	54
Netting (1)	(54)	—	—	(54)
Total derivative contracts	$10	$1,068	$—	$1,078
Total financial instruments owned	$10	$1,912	$—	$1,922
Total	$10	$1,912	$—	$1,922

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$12	$446	$—	$458
Commodities derivative contracts	86	—	—	86
Netting (1)	(54)	$—	$—	$(54)
Total derivative contracts	$44	$446	$—	$490
Total financial instruments sold, not yet purchased	$44	$446	$—	$490
Other liabilities: Contingent consideration	$—	$—	$1,519	$1,519
Total	$44	$446	$1,519	$2,009

(1)                                 Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on net long derivative contracts related to exchange traded futures in the amount of $43 included within Receivables from brokers, dealers and clearing organizations.  Also excluded from the table above is variation margin on net short derivative contracts related to exchange traded futures in the amount of $497 included within Payables from brokers, dealers and clearing organizations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets
Other assets: Financial instruments owned:
Equity securities	$546	$177	$—	$723
Derivative contracts:
Foreign exchange derivative contracts	$—	$679	$—	$679
Equity derivative contracts	—	—	14	14
Netting (1)	—	—	—	—
Total derivative contracts	$—	$679	$14	$693
Total financial instruments owned	$546	$856	$14	$1,416
Other assets: Other:
Equity security, available-for-sale	$5,465	$—	$—	$5,465
Total	$6,011	$856	$14	$6,881

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$—	$993	$—	$993
Netting (1)	—	—	—	—
Total derivative contracts	$—	993	—	993
Total financial instruments sold, not yet purchased	$—	$993	$—	$993
Other liabilities: Contingent consideration	$—	$—	$4,317	$4,317
Total	$—	$993	$4,317	$5,310

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended June 30, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive income	Purchases	Issues	Sales	Settlements	Closing Balance at June 30, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2014
Liabilities
Other liabilities:
Contingent consideration:	$4,372	$2,710	$(54)	$—	$—	$—	$(197)	$1,519	$(2,710)

(1)                   Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended June 30, 2013 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (1)	Unrealized gains (losses) included in Other comprehensive loss	Purchases	Issuances	Sales	Settlements	Closing Balance at June 30, 2013	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$6	$8	$—	$—	$—	$—	$—	$14	$8

Liabilities
Other liabilities:
Future purchase commitment	$2,257	$1,459	$—	$—	$—	$—	$—	$798	$1,459
Other liabilities:
Contingent consideration	$362	$—	$—	$—	$—	$—	$(158)	$204	$—

(1)                   Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive income	Purchases	Issues	Sales	Settlements	Closing Balance at June 30, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2014
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$14	$(14)	$—	$—	$—	$—	$—	$—	$—

Liabilities
Other liabilities:
Contingent consideration:	$4,317	$2,682	$(81)	$—	$—	$—	$(197)	$1,519	$2,715

(1)                   Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (1)	Unrealized gains included in Other comprehensive loss	Purchases	Issues	Sales		Settlements	Closing Balance at June 30, 2013	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$28	$(14)	$—	$—	$—		$—	$—	$14	$(14)

Liabilities
Other liabilities:
Future purchase commitment	$3,209	$2,203	$208	$—	$—	$		$—	$798	$2,203
Contingent consideration	$518	$—	$—	$—	$—		$—	$(314)	$204	$—

(1)       Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 Assets and Liabilities measured at fair value on a recurring basis, as of June 30, 2014 and December 31, 2013, respectively:

	Fair Value as of June 30, 2014	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)

Liabilities
Contingent consideration	$1,519	Present value of expected payments	Discount rate	17%
			Forecasted financial information		(b)

	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$14	Black-Scholes Merton Model	Expected volatility	30%
Liabilities
Contingent consideration	$4,317	Present value of expected payments	Discount rate	17%
			Forecasted financial information	(b)

(a)         As of June 30, 2014 and December 31, 2013, each asset and liability type consists of one security.

(b)         The Company’s estimate of contingent consideration as of June 30, 2014 and December 31, 2013, respectively, was principally based on the acquired business’ projected future financial performance, including revenues and operating margins from May 1, 2014 through April 30, 2015.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

13. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of June 30, 2014 and December 31, 2013, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

Fair values of derivative contracts on a gross and net basis as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
Derivatives not designated as hedging instruments under ASC 815-10 (1)	Derivative Assets(2)	Derivative Liabilities(3)	Derivative Assets(2)	Derivative Liabilities(3)
Foreign exchange derivative contracts	$1,068	$458	$679	$993
Commodity derivative contracts	54	86	—	—
Fixed income derivative contracts	10	—	—	—
Equity derivative contracts	—	—	14	—
Total fair value of derivative contracts	$1,132	$544	$693	$993
Counterparty netting	(54)	(54)	—	—
Total fair value	$1,078	$490	$693	$993

(1)                     Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, on the Condensed Consolidated Statements of Financial Condition. See Note 12 for further details about variation margin balances on open long and short futures contracts as of June 30, 2014 and December 31, 2013.  Gross notional amounts on these futures contracts are included in the table below which details outstanding long and short notional amounts of derivative financial instruments.

(2)                     Reflects options and forwards contracts within Other assets.

(3)                     Reflects options and forwards contracts within Other liabilities.

As of June 30, 2014 and December 31, 2013, the Company had outstanding forward foreign exchange hedge contracts with a combined notional value of $75,295 and $86,170, respectively. Approximately $23,278 and $27,659 of these forward foreign exchange contracts represents a hedge of Euro, British pound and Swiss franc-denominated balance sheet positions at June 30, 2014 and December 31, 2013, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In addition to the Company’s outstanding forward foreign exchange hedge contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014 (1)		December 31, 2013 (2)
	Long	Short	Long	Short
Foreign exchange derivative contracts	$144,288	$1,900	$—	$—
Commodity derivative contracts	1,075,758	1,076,190	349,004	342,573
Fixed income derivative contracts	10,150,344	10,560,083	9,415,546	10,047,771
Equity derivative contracts	1,625	1,779	5,731	220
Total derivative notional amounts	$11,372,015	$11,639,952	$9,770,281	$10,390,564

(1)                     Notional amounts include gross notionals on open long and short futures contracts of $11,371,949 and $11,639,833, respectively, as of June 30, 2014.

(2)                     Notional amounts include gross notionals on open long and short futures contracts of $9,652,419 and $10,284,687, respectively, as of December 31, 2013.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013
Foreign exchange derivative contracts	(1)	$1,068	$(635)
Commodity derivative contracts	Principal transactions	2,562	2,724
Fixed income derivative contracts	Principal transactions	1,745	5,005
Equity derivative contracts	(2)	84	109

(1)         For the three months ended June 30, 2014, approximately $987 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $81 of gains on foreign currency options were included within Principal transactions.  For the three months ended June 30, 2013, approximately $701 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $66 of gains on foreign currency options were included within Principal transactions.

(2)         For the three months ended June 30, 2014, approximately $84 of gains on equity derivative contracts were included within Principal transactions. For the three months ended June 30, 2013, approximately $8 of gains on equity derivative contracts were included within Other income, net and approximately $101 of gains on equity derivative contracts were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2014 and 2013:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Foreign exchange derivative contracts	(1)	$1,363	$(1,426)
Commodity derivative contracts	Principal transactions	4,314	5,223
Fixed income derivative contracts	Principal transactions	4,875	7,997
Equity derivative contracts	(2)	91	(188)

(1)         For the six months ended June 30, 2014, approximately $1,189 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $174 of gains on foreign currency options were included within Principal transactions.  For the six months ended June 30, 2013, approximately $781 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $645 of losses on foreign currency options were included within Principal transactions.

(2)         For the six months ended June 30, 2014, approximately $14 of losses on equity derivative contracts were included within Other income, net and approximately $105 of gains on equity derivative contracts were included within Principal transactions. For the six months ended June 30, 2013, approximately $14 of losses on equity derivative contracts were included within Other income, net and approximately $174 of losses on equity derivative contracts were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Condensed   Consolidated Statements of Financial Position as of June 30, 2014:

	Gross	Gross Amount Offset in the Condensed	Net Amounts of Assets Offset in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties (1)	Amounts of Recognized Assets	Consolidated Statements of Financial Position	Consolidated Statements of Financial Position (2)	Derivatives (3)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$163	$—	$163	$—	$—	$163
Counterparty B	64	(54)	10	—	—	10
Counterparty C	905	—	905	—	—	905
Total	$1,132	$(54)	$1,078	$—	$—	$1,078

Derivative Liabilities:
Counterparty A	$250	$—	$250	$—	$—	$250
Counterparty B	98	(54)	44	—	—	44
Counterparty C	196	—	196	—	—	196
Total	$544	$(54)	$490	$—	$—	$490

(1)         Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations  and Payables to brokers, dealers and clearing organizations, on the Condensed Consolidated Statements of Financial Condition. See Note 12 for further details about variation margin balances on open long and short futures contracts as of June 30, 2014.

(2)         Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively.

(3)         As of June 30, 2014, the Company does not have any derivative positions under a master netting agreement that are not netted.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Consolidated Statements of Financial Position as of December 31, 2013:

		Gross Amounts Offset in the Condensed	Net Amounts of Assets Offset in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties (1)	Gross Amounts of Recognized Assets	Consolidated Statements of Financial Position	Consolidated Statements of Financial Position (2)	Derivatives (3)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$268	$—	$268	$—	$—	$268
Counterparty D	14	—	14	—	—	14
Counterparty C	411	—	411	—	—	411
Total	$693	$—	$693	$—	$—	$693

Derivative Liabilities:
Counterparty A	$834	$—	$834	$—	$—	$834
Counterparty C	159	—	159	—	—	159
Total	$993	$—	$993	$—	$—	$993

(1)         Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, on the Condensed Consolidated Statements of Financial Condition. See Note 12 for further details about variation margin balances on open long and short futures contracts as of December 31, 2013.

(2)         Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively.

(3)         As of December 31, 2013, the Company does not have any derivative positions under a master netting agreement that are not netted.

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

As of June 30, 2014 and December 31, 2013, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests, a convertible note and a non-recourse loan. The carrying amount of these VIEs was $3,401 as of June 30, 2014 and $3,954 as of December 31, 2013, and was recorded within Other assets. These VIEs include a technology provider with a proprietary financial application, trading entities in which the Company has provided initial capital to fund trading activities, investment fund managers and a commodity pool operator. The Company also provides clearing and other administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $4,029 as of June 30, 2014 and $4,592 as of December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Company had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company had an economic interest in profits and losses and has provided initial capital to fund trading activities. The Company also provides clearing and other administrative services to these non-consolidated VIEs. The carrying amount of these VIEs was $1,541 as of June 30, 2014 and $1,653 as of December 31, 2013, and was recorded within Receivables from brokers, dealers and clearing organizations.  The maximum exposure to loss of these VIEs was $1,541 as of June 30, 2014 and $1,653 as of December 31, 2013.

The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $10,811 at June 30, 2014 and $8,953 as of December 31, 2013, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $3,606 at June 30, 2014 and $2,652 at December 31, 2013.

15.    REGULATORY REQUIREMENTS

Many of the Company’s material operating subsidiaries are subject to regulatory restrictions and minimum capital requirements, which may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain domestic subsidiaries of the Company are registered as a broker-dealer, swap execution facility (“SEF”) or introducing broker and therefore are subject to the applicable rules and regulations of the Securities Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”). Certain foreign subsidiaries are also registered as introducing brokers with the CFTC. These rules contain uniform minimum net capital requirements, as defined, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2014, each of the Company’s subsidiaries that are subject to these regulations had net capital in excess of their minimum capital requirements.

Certain of the Company’s European subsidiaries are regulated by the Financial Conduct Authority (“FCA”) and must maintain financial resources (as defined by the FCA) in excess of FCA’s total financial resources requirement. As of June 30, 2014, each of these European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to similar regulatory and other requirements in the jurisdictions in which they operate and, as of June 30, 2014, each of these subsidiaries was in compliance with its regulatory capital requirements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2014, the Company had the following aggregate regulatory capital, in individually regulated entities, in each of its operating regions:

	Americas	EMEA	Asia
Regulatory capital	$25,666	$140,003	$32,724
Minimum regulatory capital required	8,024	112,963	9,447
Excess regulatory capital	$17,642	$27,040	$23,277

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended June 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$56,420	$81,258	$17,102	$35,479	$27,846	$218,105
Revenues, net of interest and transaction-based expenses	53,807	79,086	16,956	7,999	28,481	186,329
(Loss) income before income taxes	(69,811)	9,421	4,158	(24,629)	(48,087)	(128,948)

	Three Months Ended June 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$73,123	$77,159	$18,863	$52,629	$20,504	$242,278
Revenues, net of interest and transaction-based expenses	70,229	74,755	18,791	13,799	20,858	198,432
Income (loss) before income taxes	21,230	20,641	4,997	2,949	(42,230)	7,587

	Six Months Ended June 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$118,118	$170,558	$36,325	$79,772	$54,071	$458,844
Revenues, net of interest and transaction-based expenses	112,559	165,513	36,059	19,139	55,486	388,756
(Loss) income before income taxes	(55,469)	38,125	9,790	(23,698)	(92,193)	(123,445)

	Six Months Ended June 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$142,381	$164,827	$37,222	$100,239	$42,001	$486,670
Revenues, net of interest and transaction-based expenses	136,377	159,748	37,040	24,138	42,646	399,949
Income (loss) before income taxes	40,624	46,678	9,819	3,559	(92,998)	7,682

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

For the three and six months ended June 30, 2014 and 2013, the U.K. is the only individual foreign country that accounts for 10% or more of the Company’s total revenues and total long-lived assets. Information regarding revenue for the three and six months ended June 30, 2014 and 2013, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of June 30, 2014 and December 31, 2013, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
United States	$55,085	$72,884	$118,308	$142,477
United Kingdom	114,026	116,591	237,348	240,695
Other	48,994	52,803	103,188	103,498
Total	$218,105	$242,278	$458,844	$486,670

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net of interest and transaction-based expenses:
United States	$54,235	$71,322	$116,341	$139,171
United Kingdom	85,294	77,315	174,131	163,120
Other	46,800	49,795	98,284	97,658
Total	$186,329	$198,432	$388,756	$399,949

	June 30, 2014	December 31, 2013
Long-lived Assets, as defined:
United States	$50,855	$49,987
United Kingdom	11,073	11,762
Other	4,328	4,396
Total	$66,256	$66,145

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

17.    SUBSEQUENT EVENTS

Subsequent events have been evaluated for recording and disclosure in the notes to the Condensed Consolidated Financial Statements through the filing date of this Form 10-Q.

On July 30, 2014, the Company entered into an Agreement and Plan of Merger with CME whereby the Company agreed to merge with and into a wholly owned subsidiary of CME. At the effective time of the CME Merger, each share of GFI common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive a fraction of a share of CME Class A Common Stock.  The Exchange Ratio is a fraction, the numerator of which equals $4.55 and the denominator of which equals the average closing sales price of CME Class A Common Stock as reported on the NASDAQ Global Select Market for the ten trading days ending upon and including the trading day immediately before the closing date of the CME Merger. Concurrently with the CME Merger, pursuant to an agreement and plan of merger entered into on July 30, 2014, JPI will merge with and into a wholly owned subsidiary of CME and immediately following the CME Merger, pursuant to the Purchase Agreement entered into on July 30, 2014, a private consortium of current GFI management will acquire GFI’s wholesale brokerage and clearing businesses for $165,000 in cash and will assume responsibility, at closing, for approximately $63,000 of unvested deferred compensation and other obligations. These transactions, which are expected to close during the first quarter of 2015, are subject to approval by GFI shareholders, including the affirmative vote of a majority of the disinterested GFI shareholders, as well as customary regulatory review and approvals. Upon the closing of the transactions, GFI’s wholesale brokerage business, including the Kyte Group, is expected to continue as a privately owned company.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In July 2014 we entered into an agreement to amend and restate the Credit Agreement. The financial covenants contained in our Credit Agreement require that we maintain minimum consolidated capital, as defined, of no less than $375,000 at any time.  The $121,619 in goodwill impairment recorded in the three months ended June 30, 2014 reduced our consolidated capital below $375,000. The amendment executed in July 2014 reduces the required minimum amount of consolidated capital by any goodwill or asset impairment charge in an aggregate amount not to exceed $160,000 contained in our financial statements in any of the fiscal quarters ending June 30, 2014, September 30, 2014 or December 31, 2014. As of June 30, 2014, we were in full compliance with the financial covenant described above.

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

•                  the occurrence of any event, change or other circumstances that could give rise to the termination of the definitive agreements related to the CME Merger and related transactions (the “Definitive Agreements”);

•                  the inability to complete the transactions contemplated by the Definitive Agreements due to the failure to obtain the required stockholder approval;

•                  the inability to satisfy the other conditions specified in the Definitive Agreements, including without limitation the receipt of necessary governmental or regulatory approvals required to complete the transactions;

•                  the risk that the proposed transactions disrupt current plans and operations, increase operating costs and difficulties associated with loss of customers and employee retention as a result of the announcement and consummation of the transactions;

•                  the outcome of any legal proceedings that may be instituted against the Company, CME or others following announcement of the transactions;

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

CME Merger

On July 30, 2014, we entered into an Agreement and Plan of Merger with CME Group Inc. (“CME”) whereby we agreed to merge with and into a wholly owned subsidiary of CME (the “CME Merger”). At the effective time of the CME Merger, each share of GFI common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of CME Class A common stock (“CME Class A Common Stock”).  The Exchange Ratio is a fraction, the numerator of which equals $4.55 and the denominator of which equals the average closing sales price of CME Class A Common Stock as reported on the NASDAQ Global Select Market for the ten trading days ending upon and including the trading day immediately before the closing date of the CME Merger. Concurrently with the CME Merger, pursuant to an agreement and plan of merger entered into on July 30, 2014, JPI will merge with and into a wholly owned subsidiary of CME and immediately following the CME Merger, pursuant a purchase agreement entered into on July 30, 2014 (the “Purchase Agreement”), a private consortium of current GFI management will acquire GFI’s wholesale brokerage and clearing businesses for $165 million in cash and will assume responsibility, at closing, for approximately $63 million of unvested deferred compensation and other obligations.  These transactions, which are expected to close during the first quarter of 2015, are subject to approval by GFI shareholders, including the affirmative vote of a majority of the disinterested GFI shareholders, as well as customary regulatory review and approvals. Upon the closing of the transactions, GFI’s wholesale brokerage business, including the Kyte Group, is expected to continue as a privately owned company.

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

Market Volumes and Volatility

Recent Activity in Underlying Markets. We believe that overall market volatility declined in the second quarter of 2014, as compared to the same period in 2013, with several product categories at or near historically low volatility levels, which led, in part, to decreased trading volumes for the quarter.  We also believe that ongoing regulatory changes, particularly the effect of moving over-the-counter (“OTC”) derivatives onto swaps execution facilities or exchanges, continued to adversely impact trading volumes in fixed income and financial products.  Many dealer banks, wholesale brokers and exchanges reported declines in their fixed income, currencies and commodities revenues for the second quarter of 2014, as compared to the same prior year quarter.

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

OTC market volumes generally declined across most asset classes during the second quarter of 2014, as compared to the same period in 2013. OTC markets continued to confront regulatory changes and a low global short-term interest rate environment. The level of the Chicago Board Options Exchange Volatility Index (“VIX”), on average, was approximately 14% lower during the second quarter of 2014 compared with the same period in the prior year. The Bank of America Merrill Lynch (“BAML”) Global Financial Stress Index was also lower during the second quarter of 2014 when compared to the same period in 2013. We believe that these indexes provide valuable proxies for the overall volatility across our four brokerage product categories. However, it should be noted that volatility events can affect each of our product categories to varying degrees.

Fixed Income Volumes. Our fixed income product category is comprised of revenues related to the brokerage of cash and derivative fixed income products. Fixed income volumes typically correlate with fluctuations in interest rates, market volatility and the level of bond issuances. Interest rates remained low during the second quarter of 2014, while market volatility generally declined compared to the same period in 2013. However, corporate bond issuances increased for the three months ended June 30, 2014 as compared to the same prior year period.  The Securities Industry and Financial Markets Association (“SIFMA”) reported an increase in corporate bond issuances of 21% and increased average daily volumes (“ADV”) for U.S. corporate debt of 5%, year over year. Conversely, BrokerTec, an electronic trading platform in the fixed income market, reported decreased ADV of 4% for the three months ended June 30, 2014, as compared to the same prior year quarter.  In addition, we believe that the global credit derivative market continues to be unfavorably impacted by the uncertainty surrounding the changing regulatory landscape, with IntercontinentalExchange Inc. (“ICE”) reporting a 6% decline in credit default swap trade execution revenues compared with the same period in 2013.  Our credit default swaps volume declined in the second quarter of 2014, from the same period in 2013, while our cash fixed income volume increased, year over year due, in part, to additional volume generated by new desks which commenced operations midway through the second quarter of 2013. Our brokerage revenues from fixed income products declined 10% in the three months ended June 30, 2014, as compared to the same period in the prior year.

Interest Rate and Foreign Exchange Volumes. Our financial product category primarily consists of revenues related to the brokerage of foreign exchange and interest rate derivative products. Foreign exchange volumes generally declined in the second quarter of 2014, compared with the second quarter of 2013, largely driven by lower volatility.  Global foreign exchange volatility, as measured by the Deutsche Bank FX Volatility Index, or CVIX, declined 35% from the year-ago quarter. CME’s foreign exchange derivatives ADVs declined 39% in the second quarter of 2014, while EBS, an electronic trading platform for spot currencies, reported a 43% decline in volumes, year over year.  In addition, reported volumes for interest rate products decreased slightly in the three months ended June 30, 2014, as compared to the same period in 2013, with CME reporting a 2% decline in interest rate derivatives ADVs for the second quarter of 2014. In comparison, our overall volume in the financial products category declined in the second quarter of 2014 from the second quarter of 2013, while our corresponding brokerage revenues from financial products decreased 14% in the three months ended June 30, 2014, as compared to the same period in the prior year.

Equity Volumes. Our equity product category consists of revenues related to the brokerage of cash equity and equity derivative products.  Cash equity and equity derivative volume indicators in Europe and the U.S. generally declined in the second quarter of 2014 compared with the same prior year period.  International Securities Exchange’s equity derivative volumes declined 29% in the second quarter of 2014 as compared to 2013, while Eurex European equity derivative volumes declined 20% over that same period.  Similarly, Options Clearing Corporation reported an 11% decrease in cleared equity option contract volumes. In addition, ADVs for NYSE’s U.S. cash products declined 12% during the second quarter of 2014, while Euronext’s European cash products (the vast majority of which are cash equity products) declined 4%, year over year. Similarly, our cash equity and equity derivative trading volumes generally declined in the second quarter of 2014, from the comparable period in 2013, while our corresponding brokerage revenues from equity products declined 17% in the second quarter of 2014, as compared to the same period in the prior year.

Commodity Volumes. Our commodity product category consists of a wide range of energy products, and to a lesser extent, other commodity products. Energy derivatives volumes generally declined in the second quarter of 2014 as compared to the same period in 2013. CME’s Energy derivatives ADVs decreased 19% in the three months ended June 30, 2014 compared with the same prior year period, while ICE’s Energy derivatives ADVs decreased 21%, year over year. However, the quarterly rate per contract (“RPC”) increased approximately 3% and 16% for CME and ICE, respectively, when compared with the same prior year period. Our volumes across the various energy products for which we provide brokerage services generally declined in the second quarter of 2014, from the comparable period in 2013. Our brokerage revenues from commodity products declined 1% in the second quarter of 2014, as compared to the same period in the prior year.

Clearing Services Volumes.  Our Kyte subsidiary’s clearing operations are subject to many of the same drivers that influence OTC market volumes.  Kyte’s clearing revenues declined for the three months ended June 30, 2014 compared with the same prior year period, primarily due to a decrease in trading volume.

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

Financial Overview

Our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three-month period ended June 30, 2014:

Our total revenues decreased 10.0% to $218.1 million for the three months ended June 30, 2014 from $242.3 million for the three months ended June 30, 2013. The main factors contributing to this decrease in our revenues were:

•                  Low volatility in many of the markets in which we provide brokerage services, in addition to historically low global interest rate environments adversely impacted trading volumes;

•                  Regulatory changes and market uncertainty, which we believe led to lower trading volumes in certain markets;

•                  The reduction in broker personnel headcount; and

•                  Decreased clearing services revenues due to a decline in the number of trades cleared by our Kyte subsidiary.

Partially offsetting the above factors were the following positive factors that affected our brokerage and other revenues, including:

•                  Contributions from investments in new brokerage desks focused primarily on certain fixed income products;

•                  Increased customer usage of our electronic trading platforms and matching sessions; and

•                  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, amortization of sign-on and retention bonuses, incentive compensation and related employee benefits and taxes.  Our compensation and employee benefits expense decreased 3.4% to $130.0 million for the three months ended June 30, 2014 from $134.6 million for the three months ended June 30, 2013.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees, while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $36.8 million for the three months ended June 30, 2014 from $44.6 million for the three months ended June 30, 2013.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash or restricted stock units (“RSUs”), or a combination of the two, and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses decreased to $7.2 million for the three months ended June 30, 2014, as compared to $9.7 million for the three months ended June 30, 2013.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Revenues
Agency commissions	$109,692	$122,476	$231,107	$249,048
Principal transactions	45,948	51,562	97,637	101,627
Total brokerage revenues	155,640	174,038	328,744	350,675
Clearing services revenues	28,602	39,439	62,766	77,503
Interest income from clearing services	572	431	1,100	1,168
Equity in net earnings of unconsolidated businesses	1,493	2,300	4,047	5,359
Software, analytics and market data	25,595	21,808	51,360	43,966
Other income, net	6,203	4,262	10,827	7,999
Total revenues	218,105	242,278	458,844	486,670
Interest and transaction-based expenses
Transaction fees on clearing services	26,936	38,424	59,576	75,332
Transaction fees on brokerage services	4,655	5,335	10,158	11,142
Interest expense from clearing services	185	87	354	247
Total interest and transaction-based expenses	31,776	43,846	70,088	86,721
Revenues, net of interest and transaction-based expenses	186,329	198,432	388,756	399,949
Expenses
Compensation and employee benefits	130,003	134,613	267,700	271,628
Communications and market data	13,520	13,743	26,867	27,330
Travel and promotion	7,961	7,857	15,740	15,918
Rent and occupancy	7,890	7,039	15,976	14,251
Depreciation and amortization	8,797	8,334	17,393	16,642
Professional fees	10,107	6,385	16,278	13,112
Interest on borrowings	8,143	7,175	15,927	14,863
Impairment of goodwill	121,619	—	121,619	—
Other expenses	7,237	5,699	14,701	18,523
Total other expenses	315,277	190,845	512,201	392,267
(Loss) income before (benefit from) provision for income taxes	(128,948)	7,587	(123,445)	7,682
(Benefit from) provision for income taxes	(31,277)	719	(30,183)	(4,140)
Net (loss) income before attribution to non-controlling stockholders	(97,671)	6,868	(93,262)	11,822
Less: Net income attributable to non-controlling interests	125	177	531	457
GFI’s net (loss) income	$(97,796)	$6,691	$(93,793)	$11,365

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Agency commissions	58.9%	61.7%	59.5%	62.3%
Principal transactions	24.7	26.0	25.1	25.4
Total brokerage revenues	83.6	87.7	84.6	87.7
Clearing services revenues	15.4	19.9	16.1	19.4
Interest income from clearing services	0.3	0.2	0.3	0.3
Equity in net earnings of unconsolidated businesses	0.8	1.2	1.0	1.3
Software, analytics and market data	13.7	11.0	13.2	11.0
Other income, net	3.3	2.1	2.8	2.0
Total revenues	117.1	122.1	118.0	121.7
Interest and transaction-based expenses
Transaction fees on clearing services	14.5	19.4	15.3	18.8
Transaction fees on brokerage services	2.5	2.7	2.6	2.8
Interest expense from clearing services	0.1	0.0	0.1	0.1
Total interest and transaction-based expenses	17.1	22.1	18.0	21.7
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	69.8	67.8	68.9	67.9
Communications and market data	7.2	6.9	6.9	6.8
Travel and promotion	4.3	4.0	4.0	4.0
Rent and occupancy	4.2	3.5	4.1	3.6
Depreciation and amortization	4.7	4.2	4.5	4.2
Professional fees	5.4	3.2	4.2	3.3
Interest on borrowings	4.4	3.6	4.1	3.7
Impairment of goodwill	65.3	0.0	31.3	0.0
Other expenses	3.9	2.9	3.8	4.6
Total other expenses	169.2%	96.1%	131.8%	98.1%
(Loss) income before (benefit from) provision for income taxes	(69.2)	3.9	(31.8)	1.9
(Benefit from) provision for income taxes	(16.8)	0.4	(7.8)	(1.0)
Net (loss) income before attribution to non-controlling stockholders	(52.4)	3.5	(24.0)	2.9
Less: Net income attributable to non-controlling interests	0.1	0.1	0.1	0.1
GFI’s net (loss) income	(52.5)%	3.4%	(24.1)%	2.8%

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net (Loss) Income

GFI’s net loss was $97.8 million for the three months ended June 30, 2014 compared to net income of $6.7 million for the same period in 2013. We generated total revenues of $218.1 million for the second quarter of 2014 compared with $242.3 million for the same period in the prior year. The net decrease in total revenues reflected lower brokerage revenues, as well as lower clearing services revenues, partially offset by increased revenues from Software, analytics and market data, principally due to the factors set forth above under heading “Financial Overview.”

Total interest and transaction-based expenses decreased by $12.1 million for the three months ended June 30, 2014 from the same quarter in 2013. The decrease was primarily as a result of lower transaction fees on clearing services at our Kyte subsidiary, predominantly due to a decrease in the number of trades cleared.

Total expenses, excluding interest and transaction-based expenses, were $315.3 million for the three months ended June 30, 2014 compared with $190.8 in the same prior year period.  The increase was primarily attributable to aggregate non-cash goodwill impairment charges of $121.6 million recorded in the second quarter of 2014 and to an increase in professional fees related to the pending CME Merger. Slightly offsetting this increase was a decrease in compensation and employee benefits expense largely due to lower performance bonus expense on lower brokerage revenues for the second quarter of 2014.

We recorded a benefit from income taxes of $31.3 million for the three months ended June 30, 2014 as compared to a provision for income taxes of $0.7 million for the three months ended June 30, 2013. The change was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the three months ended June 30, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2014	%*	2013	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$43,858	23.5%	$48,578	24.5%	$(4,720)	(9.7)%
Equity	25,687	13.8	31,106	15.7	(5,419)	(17.4)
Financial	46,659	25.1	54,414	27.4	(7,755)	(14.3)
Commodity	39,436	21.2	39,940	20.1	(504)	(1.3)
Total brokerage revenues	155,640	83.6	174,038	87.7	(18,398)	(10.6)
Clearing services revenues	28,602	15.4	39,439	19.9	(10,837)	(27.5)
Other revenues	33,863	18.1	28,801	14.5	5,062	17.6
Total revenues	218,105	117.1	242,278	122.1	(24,173)	(10.0)
Total interest and transaction-based expenses	31,776	17.1	43,846	22.1	(12,070)	(27.5)
Revenues, net of interest and transaction-based expenses	$186,329	100.0%	$198,432	100.0%	$(12,103)	(6.1)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended June 30, 2014 as compared to the same period in 2013.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories for the three months ended June 30,

2014 decreased approximately 3%, as compared to the same prior year period.

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

•                  Fixed income product brokerage revenues decreased $4.7 million, or 9.7%, for the three months ended June 30, 2014 compared to the same period in 2013.  Revenues from fixed income derivative products decreased approximately 24.8%, while revenues from fixed income cash products increased by less than 1%, year over year.  The decrease in our fixed income derivative revenues was largely as a result of continued low global interests rates and low volatility, as well as ongoing regulatory change which continues to have an adverse impact on this product category.  Partially offsetting this decrease was a full quarter of revenues generated by certain new brokerage desks, which commenced operations midway through the second quarter of 2013. Our average monthly brokerage personnel headcount for fixed income products decreased by 17 to 280 employees for the three months ended June 30, 2014.

•                  The decrease in equity product brokerage revenues of $5.4 million, or 17.4%, for the three months ended June 30, 2014 compared with the same period in 2013, was primarily attributable to lower cash equity and equity derivative trading volumes in the U.S. and Europe, and reduced brokerage personnel headcount in this product category.  Our average monthly brokerage personnel headcount for equity products decreased by 25 to 165 employees for the three months ended June 30, 2014.

•                  The decrease in financial product brokerage revenues of $7.8 million, or 14.3%, for the three months ended June 30, 2014 compared with same prior year period, was primarily attributable to decreased trading volumes due to (i) a decline in global currency market volatility compared to the same period in 2013 and (ii) an evolving regulatory environment.  In addition, the decrease in financial product brokerage revenue was also due, in part, to reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for financial products decreased by 38 to 355 employees for the three months ended June 30, 2014.

•                  Commodity product brokerage revenues decreased $0.5 million, or 1.3%, for the three months ended June 30, 2014 compared to the same prior year period.  The decrease was primarily attributable to lower trading volumes in the U.S., principally as a result of reduced trading operations of certain commodities dealers amid the uncertainty surrounding the regulatory landscape for market participants and transactions.  This decrease was nearly entirely offset by an increase in our commodity brokerage revenues in Europe.  Our average monthly brokerage personnel headcount for commodity products decreased by 9 to 271 employees for the three months ended June 30, 2014.

Clearing Services Revenue

•                  Clearing services revenues decreased by $10.8 million, or 27.5%, in the three months ended June 30, 2014 compared to the same period in 2013, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended June 30,
	2014	2013	Increase (Decrease)	%*
Software, analytics and market data	$25,595	$21,808	$3,787	17.4%
Equity in net earnings of unconsolidated businesses	1,493	2,300	(807)	(35.1)
Remeasurement of foreign currency transactions and balances	207	(182)	389	(213.7)
Net realized and unrealized gains (losses) from foreign currency hedges	987	(702)	1,688	(240.6)
Interest income on short-term investments	131	148	(17)	(11.5)
Interest income from clearing services	572	431	141	32.7
Other	4,878	4,998	(120)	(2.4)
Total other revenues	$33,863	$28,801	$5,062	17.6%

*                                         Denotes % change of dollar amount of revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

Other revenues increased by $5.1 million for the three months ended June 30, 2014 as compared to the same quarter in 2013. The increase primarily reflected the continued growth at our Trayport subsidiary, which is included in our Software, analytics and market data revenue line.  Revenues at Trayport grew primarily due to an expansion of product and service offerings to its existing customer base.  The increase in Other revenues was also due , in part, to an increase in net realized and unrealized gains related to foreign currency forward contracts used to hedge anticipated revenues and expenses denominated in foreign currencies.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $12.1 million in the three months ended June 30, 2014 as compared to the same period in 2013 was primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade on behalf of its clients, which are pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues increased to 5.8% for the three months ended June 30, 2014 as compared to 2.6% for the year-ago period, principally due to lower trading volumes during the quarter, and more favorable margins obtained from the restructuring of certain contracts with clearing customers.

Expenses

The following table sets forth the changes in expenses for the three months ended June 30, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2014	%*	2013	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$130,003	69.8%	$134,613	67.8%	$(4,610)	(3.4)%
Communications and market data	13,520	7.2	13,743	6.9	(223)	(1.6)
Travel and promotion	7,961	4.3	7,857	4.0	104	1.3
Rent and occupancy	7,890	4.2	7,039	3.5	851	12.1
Depreciation and amortization	8,797	4.7	8,334	4.2	463	5.6
Professional fees	10,107	5.4	6,385	3.2	3,722	58.3
Interest on borrowings	8,143	4.4	7,175	3.6	968	13.5
Impairment of goodwill	121,619	65.3	—	0.0	121,619	100.0
Other expenses	7,237	3.9	5,699	2.9	1,538	27.0
Total other expenses	$315,277	169.2%	$190,845	96.1%	$124,432	65.2%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $4.6 million for the three months ended June 30, 2014, was predominantly due to lower performance bonus expense on lower brokerage revenues for the second quarter of 2014.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 69.8% for the three months ended June 30, 2014 compared to 67.8% for the same period in 2013.

•                  Performance bonus expense represented 34.1% and 38.6% of total compensation and employee benefits expense for the three months ended June 30, 2014 and 2013, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 6.0% and 7.7% of total compensation and employee benefits expense for the three months ended June 30, 2014 and 2013, respectively.

All Other Expenses

•                  The increase in professional fees of $3.7 million was primarily attributable to services provided to the Company related to the pending CME Merger during the second quarter of 2014.

•                  The increase in other expenses of $1.5 million was due to various individually small non-recurring items.

•                  The increase in interest on borrowings of $1.0 million was largely due to higher interest expense on our 8.375% Senior Notes as a result of the effect of downgrades to the Company’s credit rating by various rating agencies in 2013.

•                  As discussed in Note 4 to the condensed consolidated financial statements, during the second quarter of 2014 we recorded non-cash, pre-tax charges of $121.6 million related to the impairment of goodwill in three of our reporting units: (i) $83.3 million recorded in Americas Brokerage, (ii) $14.8 million recorded in EMEA Brokerage and (iii) $23.5million recorded in our Clearing and Backed Trading.

Income Taxes

•                  We recorded a benefit from income taxes of $31.3 million for the three months ended June 30, 2014, as compared to a provision for income taxes of $0.7 million for the three months ended June 30, 2013.  The net increase in benefit from income taxes was primarily due to a discrete tax benefit of $29.2 million attributable to non-cash goodwill impairment charges recording in the U.S. during the second quarter of 2014.  The remaining change in income tax expense relative to the same period in 2013 is primarily due to a change in the geographical mix of pre-tax profits and losses.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net (Loss) Income

GFI’s net loss was $93.8 million for the six months ended June 30, 2014 compared to net income of $11.4 million for the same period in 2013.  We generated total revenues of $458.8 million for the six months ended June 30, 2014 compared with $486.7 million for the same period in the prior year. The net decrease in total revenues was principally attributable to lower brokerage revenues, which decreased $21.9 million, or 6.3%, primarily due to lower trading volumes, which were adversely impacted by a combination of ongoing regulatory change, a continuously low global short-term interest rate environment, and low volatility.  In addition, the net decrease in total revenues also resulted from lower clearing services revenues, which declined $14.7 million, or 19.0%, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  Partially offsetting the decline in these revenues was an increase in software, analytics and market data revenues, of $7.4 million, or 16.8%, mostly due to an increase in revenues at our Trayport subsidiary resulting from an expansion of product and service offerings to its existing customer base.

Total interest and transaction-based expenses decreased by $16.6 million for the six months ended June 30, 2014 from the same period in 2013. The decrease was primarily as a result of lower transaction fees on clearing services at our Kyte subsidiary, largely due to a decrease in the number of trades cleared.

Total expenses, excluding interest and transaction-based expenses, were $512.2 million for the six months ended June 30, 2014 compared with $392.3 million in the same prior year period. The increase was primarily related to aggregate non-cash goodwill impairment charges of $121.6 million recorded in the second quarter of 2014 and, to a lesser extent, an increase in professional fees related to the pending CME Merger. Slightly offsetting these charges were (i) a decrease in compensation and employee benefits expense due to lower performance bonus expense on lower brokerage revenues and lower broker salary expense on reduced brokerage personnel headcount and (ii) a decrease in other expenses, principally related to legal costs incurred during the first quarter of 2013 in connection with previously opened desks and offices.

We recorded a benefit from income taxes of $30.2 million for the six months ended June 30, 2014 as compared to a $4.1 million for the six months ended June 30, 2013. The change was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the six months ended June 30, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2014	%*	2013	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$95,593	24.6%	$95,320	23.8%	$273	0.3%
Equity	55,730	14.3	64,322	16.1	(8,592)	(13.4)
Financial	98,198	25.3	106,330	26.6	(8,132)	(7.6)
Commodity	79,223	20.4	84,703	21.2	(5,480)	(6.5)
Total brokerage revenues	328,744	84.6	350,675	87.7	(21,931)	(6.3)
Clearing services revenues	62,766	16.1	77,503	19.4	(14,737)	(19.0)
Other revenues	67,334	17.3	58,492	14.6	8,842	15.1
Total revenues	458,844	118.0	486,670	121.7	(27,826)	(5.7)
Total interest and transaction-based expenses	70,088	18.0	86,721	21.7	(16,633)	(19.2)
Revenues, net of interest and transaction-based expenses	$388,756	100.0%	$399,949	100.0%	$(11,193)	(2.8)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the six months ended June 30, 2014 as compared to the same period in 2013.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories for the six months ended June 30, 2014 increased approximately 1%, as compared to the same prior year period.

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

•                  Fixed income product brokerage revenues increased $0.3 million, or less than 1%, for the six months ended June 30, 2014 compared to the same period in 2013. Revenues from cash fixed income products increased approximately 4.3%, while revenues from fixed income derivative products decreased by 6.1%, year over year. The overall increase in fixed income product revenues was primarily attributable to revenues generated by new desks which commenced operations during the second quarter of 2013, as well as an increase in revenues generated by our electronic matching sessions. Largely offsetting this increase was a decrease in our fixed income derivative revenues primarily as a result of continued low global interests rates and low volatility, as well as ongoing regulatory change which continues to have an adverse effect on this product category. Our average monthly brokerage personnel headcount for fixed income products decreased by 4 to 284 employees for the six months ended June 30, 2014.

•                  The decrease in equity product brokerage revenues of $8.6 million, or 13.4%, for the six months ended June 30, 2014 compared with the same period in 2013, was primarily attributable to lower derivative trading volumes in the U.S. and Europe, and reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for equity products decreased by 26 to 168 employees for the six months ended June 30, 2014.

•                  The decrease in financial product brokerage revenues of $8.1 million, or 7.6% for the six months ended June 30,

2014 compared with same prior year period, was primarily attributable to decreased trading volumes due to (i) a decline in global currency market volatility compared to the same period in 2013 and (ii) an evolving regulatory environment.  In addition, the decrease in financial product brokerage revenue was also due, in part, to reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for financial products decreased by 37 to 359 employees for the six months ended June 30, 2014.

•                  The decrease in commodity product brokerage revenues of $5.5 million, or 6.5%, in the six months ended June 30, 2014 was primarily attributable to lower trading volumes in the U.S., principally as a result of reduced trading operations of certain commodities dealers amid the uncertainty surrounding the regulatory landscape for certain market participants and transactions.  This decrease was nearly entirely offset by an increase in our commodity brokerage revenues in Europe. Our average monthly brokerage personnel headcount for commodity products decreased by 20 to 267 employees for the six months ended June 30, 2014.

Clearing Services Revenue

•                  Clearing services revenues decreased by $14.7 million, or 19.0%, in the six months ended June 30, 2014 compared to the same period in 2013, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Six Months Ended June 30,
	2014	2013	Increase (Decrease)	%*
Software, analytics and market data	$51,360	$43,966	$7,394	16.8%
Equity in net earnings of unconsolidated businesses	4,047	5,359	(1,312)	(24.5)
Remeasurement of foreign currency transactions and balances	115	(455)	570	(125.3)
Net realized and unrealized gains (losses) from foreign currency hedges	1,189	(781)	1,970	(252.2)
Interest income on short-term investments	255	339	(84)	(24.8)
Interest income from clearing services	1,100	1,168	(68)	(5.8)
Other	9,268	8,896	372	4.2
Total other revenues	$67,334	$58,492	$8,842	15.1%

*                                         Denotes % change of dollar amount of revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

Other revenues increased by $8.8 million for six months ended June 30, 2014 as compared to the same period in 2013. The increase primarily reflected the continued growth at our Trayport subsidiary, which is included in our Software, analytics and market data revenue line.  Revenues at Trayport grew primarily due to an expansion of product and service offerings to its existing customer base. The increase in Other revenues was also due, in part, to an increase in net unrealized gains related to foreign currency forward contracts used to hedge anticipated expenses denominated in foreign currencies.  Partially offsetting these increases was a decrease in equity in net earnings of unconsolidated businesses primarily as a result of a decline in earnings of several Kyte backed traders during the six months ended June 30, 2014.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $16.6 million in the six months ended June 30, 2014 from the same period in 2013 was primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade on behalf of its clients, which are pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues increased to 5.1% for the six months ended

June 30, 2014 as compared to 2.8% for the same year-ago period, principally due to lower trading volumes during the six months ended June 30, 2014 and more favorable margins obtained from the restructuring of certain contracts with clearing customers.

Expenses

The following table sets forth the changes in expenses for the six months ended June 30, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2014	%*	2013	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$267,700	68.9%	$271,628	67.9%	$(3,928)	(1.4)%
Communications and market data	26,867	6.9	27,330	6.8	(463)	(1.7)
Travel and promotion	15,740	4.0	15,918	4.0	(178)	(1.1)
Rent and occupancy	15,976	4.1	14,251	3.6	1,725	12.1
Depreciation and amortization	17,393	4.5	16,642	4.2	751	4.5
Professional fees	16,278	4.2	13,112	3.3	3,166	24.1
Interest on borrowings	15,927	4.1	14,863	3.7	1,064	7.2
Impairment of goodwill	121,619	31.3	—	0.0	121,619	100.0
Other expenses	14,701	3.8	18,523	4.6	(3,822)	(20.6)
Total other expenses	$512,201	131.8%	$392,267	98.1%	$119,934	30.6

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $3.9 million for the six months ended June 30, 2014 was predominately due to (i) lower performance bonus expense on lower brokerage revenues for the six months ended June 30, 2014 and (ii) lower broker salary expense on reduced brokerage personnel headcount. Partially offsetting this decrease was higher back office salaries expense related to the hiring of additional technology and regulatory compliance personnel.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 68.9% for the six months ended June 30, 2014 compared to 67.9% for the same period in 2013.

•                  Performance bonus expense represented 36.7% and 37.6% of total compensation and employee benefits expense for the six months ended June 30, 2014 and 2013, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 6.2% and 7.3% of total compensation and employee benefits expense for the six months ended June 30, 2014 and 2013, respectively.

All Other Expenses

•                  The decrease in other expenses of $3.8 million was primarily attributable to legal costs incurred during the first six months of 2013 in connection with previously opened desks and offices.

•                  The increase in professional fees of $3.2 million was largely attributable to services provided to the Company related to the pending CME Merger during the six months ended June 30, 2014

•                  The increase in rent and occupancy expense of $1.7 million was due, in part, to one of our U.K. subsidiaries relocating to office space with a higher rental cost during the second quarter of 2013.

•                  As discussed in Note 4 to the condensed consolidated financial statements, during the second quarter of 2014, we recorded non-cash, pre-tax charges of $121.6 million related to the impairment of goodwill in three of our reporting units: (i) $83.3 million recorded in Americas Brokerage, (ii) $14.8 million recorded in EMEA Brokerage and (iii) $23.5 million recorded in our Clearing and Backed Trading.

Income Taxes

•                  We recorded a benefit from income taxes of $30.2 million for the six months ended June 30, 2014, as compared to $4.1 million for the six months ended June 30, 2013.  The benefit from income taxes for the six months ended June 30, 2014 was primarily a result of a $29.2 million discrete tax benefit attributable to non-cash goodwill impairment charges recorded in the U.S. during the second quarter of 2014.  The six months ended June 30, 2013 were primarily impacted by the following items:  (i) a tax benefit of $2.7 million under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (ii) a tax benefit of $1.2 million arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iii) the release of a tax liability of $1.4 million in a foreign subsidiary where the statute of limitations has now expired.  The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

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

Segment Results for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended June 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$56,420	$81,258	$17,102	$35,479	$27,846	$218,105
Revenues, net of interest and transaction-based expenses	53,807	79,086	16,956	7,999	28,481	186,329
Other expenses	123,618	69,665	12,798	32,628	76,568	315,277
(Loss) income before income taxes	(69,811)	9,421	4,158	(24,629)	(48,087)	(128,948)

	Three Months Ended June 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$73,123	$77,159	$18,863	$52,629	$20,504	$242,278
Revenues, net of interest and transaction-based expenses	70,229	74,755	18,791	13,799	20,858	198,432
Other expenses	48,999	54,114	13,794	10,850	63,088	190,845
Income (loss) before income taxes	21,230	20,641	4,997	2,949	(42,230)	7,587

Total Revenues

•                  Total revenues for EMEA Brokerage increased $4.1 million, or 5.3%, for the three months ended June 30, 2014. Total revenues for Americas Brokerage and Asia Brokerage decreased $16.7 million, or 22.8%, and $1.8 million, or 9.3%, respectively, for the second quarter of 2014. Total revenues for our three brokerage segments in total decreased by $14.4 million, or 8.5%, to $154.8 million for the three months ended June 30, 2014. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013”.

•                  Total revenues for Clearing and Backed Trading decreased $17.2 million, or 32.6%, for the three months ended June 30, 2014. The decrease was primarily due to a decrease in clearing services revenues as a result of a lower number of trades cleared by our Kyte subsidiary, and to a lesser extent, lower trading revenues for this segment.

•                  Total revenues for All Other increased by $7.3 million, or 35.8%, for the three months ended June 30, 2014. This increase was due, in large part, to (i) an increase in software revenues at our Trayport subsidiary, primarily attributable to an expansion of product and service offerings to its existing customer base and (ii) a net increase in Other income, net largely related to a gain on the mark-to-market of the contingent consideration liability associated with the acquisition of Contigo Limited.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased to $4.9 million for the three months ended June 30, 2014, as compared to $5.4 million for the same period in 2013.

•                  Total interest and transaction-based fees for Clearing and Backed Trading decreased by $11.3 million to $27.5 million for the three months ended June 30, 2014 from $38.8 million for the prior year second quarter, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.

Other Expenses

•                  Other expenses for Americas Brokerage and EMEA Brokerage increased $74.6 million, or 152.3%, and $15.6 million, or 28.7%, respectively, for the second quarter of 2014. These increases were primarily as a result of non-cash impairment charges related to goodwill of $83.3 million at Americas Brokerage and $14.8 million at EMEA Brokerage, recorded during the second quarter of 2014.  The increase for the Americas brokerage segment was partially offset by a decrease in compensation and employee benefits expense resulting from lower performance bonus expense on lower brokerage revenues for the second quarter of 2014. Other expenses for Asia Brokerage decreased $1.0 million, or 7.2%, for the three months ended June 30, 2014, compared with the same period in 2013. Total Other expenses for our three brokerage segments increased by $89.2 million, or 76.3%, to $206.1 million for the three months ended June 30, 2014.

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

•                  Other expenses for Clearing and Backed Trading increased $21.8 million, or 200.7% for the three months ended June 30, 2014. The increase was primarily as a result of $23.5 million of non-cash impairment charges related to goodwill during the second quarter of 2014.

•                  Other expenses for All Other increased by $13.5 million, or 21.4% for the three months ended June 30, 2014. The increase was primarily attributable to (i) higher back office salaries expense related to the hiring of additional technology and regulatory compliance personnel, (ii) an increase in professional fees related to the pending CME Merger and (iii) higher interest expense on our 8.375% Senior Notes as a result of the cumulative effect of downgrades to the Company’s credit rating by various rating agencies in 2013.

Segment Results for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Six Months Ended June 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$118,118	$170,558	$36,325	$79,772	$54,071	$458,844
Revenues, net of interest and transaction-based expenses	112,559	165,513	36,059	19,139	55,486	388,756
Other expenses	168,028	127,388	26,269	42,837	147,679	512,201
(Loss) income before income taxes	(55,469)	38,125	9,790	(23,698)	(92,193)	(123,445)

	Six Months Ended June 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$142,381	$164,827	$37,222	$100,239	$42,001	$486,670
Revenues, net of interest and transaction-based expenses	136,377	159,748	37,040	24,138	42,646	399,949
Other expenses	95,753	113,070	27,221	20,579	135,644	392,267
Income (loss) before income taxes	40,624	46,678	9,819	3,559	(92,998)	7,682

Total Revenues

•                  Total revenues for EMEA Brokerage increased $5.7 million, or 3.5%, for the six months ended June 30, 2014. Total revenues for Americas Brokerage and Asia Brokerage decreased $24.3 million, or 17.0%, and $0.9 million, or 2.4%, respectively, for the six months ended June 30, 2014. Total revenues for our three brokerage segments in total decreased by $19.4 million, or 5.6%, to $325.0 million for the six months ended June 30, 2014. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013”.

•                  Total revenues for Clearing and Backed Trading decreased $20.5 million, or 20.4%, for the six months ended June 30, 2014. The decrease was primarily attributable to a decrease in clearing services revenues as a result of a lower number of trades cleared by our Kyte subsidiary.

•                  Total revenues for All Other increased by $12.1 million, or 28.7%, for the six months ended June 30, 2014. This increase was due, in large part, to (i) an increase in software revenues at our Trayport subsidiary, primarily attributable to an expansion of product and service offerings to its existing customer base and (ii) a net increase in Other income, net largely related to a gain on the mark-to-market of the contingent consideration liability associated with the acquisition of Contigo Limited.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased slightly to $10.9 million for the six months ended June 30, 2014, as compared to $11.3 million for the same period in 2013.

•                  Total interest and transaction-based fees for Clearing and Backed Trading decreased by $15.5 million to $60.6 million for the six months ended June 30, 2014 from $76.1 million for the same prior year period, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.

Other Expenses

•                  Other expenses for Americas Brokerage and EMEA Brokerage increased $72.3 million, or 75.5%, and $14.3 million, or 12.7%, respectively, for the six months ended June 30, 2014. These increases were primarily due to non-cash impairment charges related to goodwill of $83.3 million at Americas Brokerage and $14.8 million at

EMEA Brokerage, during the second quarter of 2014.   The increase at both segments was partially offset by a decrease in compensation and employee benefits expense for the six months ended June 30, 2014.  Other expenses for Asia Brokerage decreased $1.0 million, or 3.5%, for the six months ended June 30, 2014, compared with the same period in 2013. Total Other expenses for our three brokerage segments increased by $85.6 million, or 36.3%, to $321.7 million for the six months ended June 30, 2014.

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

•                  Other expenses for Clearing and Backed Trading increased $22.3 million, or 108.2% for the six months ended June 30, 2014. The increase was primarily related to $23.5 million of non-cash impairment charges recorded on goodwill during the six months ended June 30, 2014.

•                  Other expenses for All Other increased by $12.0 million, or 8.9%, for the six months ended June 30, 2014. The increase was primarily attributable to (i) higher back office salaries expense related to the hiring of additional technology and regulatory compliance personnel, (ii) an increase in professional fees related to the pending CME Merger and (iii) higher interest expense on our 8.375% Senior Notes as a result of the cumulative effect of downgrades to the Company’s credit rating by various rating agencies in 2013.  These increases were partially offset by legal costs incurred during the first six months of 2013 in connection with previously opened desks and offices.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from July 1, 2012 to June 30, 2014. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	June 30. 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Revenues
Agency commissions	$109,692	$121,415	$103,278	$109,365	$122,476	$126,572	$104,110	$112,239
Principal transactions	45,948	51,689	40,246	41,841	51,562	50,065	46,329	50,278
Total brokerage revenues	155,640	173,104	143,524	151,206	174,038	176,637	150,439	162,517
Clearing services revenues	28,602	34,164	28,911	32,722	39,439	38,064	29,704	30,545
Interest income from clearing services	572	528	570	455	431	737	639	422
Equity in net earnings of unconsolidated businesses	1,493	2,554	1,241	1,566	2,300	3,059	2,327	2,344
Software, analytics and market data	25,595	25,765	24,100	22,472	21,808	22,158	22,482	21,204
Other income, net	6,203	4,624	4,001	4,012	4,262	3,737	1,703	2,356
Total revenues	218,105	240,739	202,347	212,433	242,278	244,392	207,294	219,388
Interest and transaction-based expenses
Transaction fees on clearing services	26,936	32,640	27,213	31,620	38,424	36,908	28,738	29,420
Transaction fees on brokerage services	4,655	5,503	4,183	4,430	5,335	5,807	4,831	5,734
Interest expense from clearing services	185	169	180	143	87	160	293	82
Total interest and transaction-based expenses	31,776	38,312	31,576	36,193	43,846	42,875	33,862	35,236
Revenues, net of interest and transaction-based expenses	186,329	202,427	170,771	176,240	198,432	201,517	173,432	184,152
Expenses
Compensation and employee benefits	130,003	137,697	123,485	121,109	134,613	137,015	124,574	130,499
Communications and market data	13,520	13,347	12,798	13,747	13,743	13,587	14,131	15,269
Travel and promotion	7,961	7,779	7,555	7,380	7,857	8,061	8,503	7,973
Rent and occupancy	7,890	8,086	6,228	7,901	7,039	7,212	2,908	7,083
Depreciation and amortization	8,797	8,596	8,333	8,320	8,334	8,308	9,122	9,246
Professional fees	10,107	6,171	5,703	5,712	6,385	6,727	5,768	5,925
Interest on borrowings	8,143	7,784	7,822	7,612	7,175	7,688	6,805	6,738
Impairment of goodwill and intangibles	121,619	—	19,602	—	—	—	—	—
Other expenses	7,237	7,464	7,116	5,615	5,699	12,824	11,047	8,586
Total other expenses	315,277	196,924	198,642	177,396	190,845	201,422	182,858	191,319
(Loss) income before (benefit from) provision for income taxes	(128,948)	5,503	(27,871)	(1,156)	7,587	95	(9,426)	(7,167)
(Benefit from) provision for income taxes	(31,277)	1,094	2,994	(1,127)	719	(4,859)	1,688	1,638
Net (loss) income before attribution to non-controlling stockholders	(97,679)	4,409	(30,865)	(29)	6,868	4,954	(11,114)	(8,805)
Less: Net income (loss) attributable to non-controlling interests	125	406	37	432	177	280	258	(112)
GFI’s net (loss) income	$(97,796)	$4,003	$(30,902)	$(461)	$6,691	$4,674	$(11,372)	$(8,693)

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Revenues
Agency commissions	58.9%	60.0%	60.5%	62.1%	61.7%	62.8%	60.0%	60.9%
Principal transactions	24.7	25.5	23.6	23.7	26.0	24.8	26.7	27.3
Total brokerage revenues	83.6	85.5	84.1	85.8	87.7	87.6	86.7	88.2
Clearing services revenues	15.4	16.9	16.9	18.5	19.9	18.9	17.1	16.6
Interest income from clearing services	0.3	0.2	0.3	0.3	0.2	0.4	0.4	0.2
Equity in net earnings of unconsolidated businesses	0.8	1.3	0.7	0.9	1.2	1.5	1.3	1.3
Software, analytics and market data	13.7	12.7	14.1	12.7	11.0	11.0	13.0	11.5
Other income, net	3.3	2.3	2.4	2.3	2.1	1.9	1.0	1.3
Total revenues	117.1	118.9	118.5	120.5	122.1	121.3	119.5	119.1
Interest and transaction-based expenses
Transaction fees on clearing services	14.5	16.1	15.9	17.9	19.4	18.3	16.6	16.0
Transaction fees on brokerage services	2.5	2.7	2.5	2.5	2.7	2.9	2.8	3.1
Interest expense from clearing services	0.1	0.1	0.1	0.1	0.0	0.1	0.1	0.0
Total interest and transaction-based expenses	17.1	18.9	18.5	20.5	22.1	21.3	19.5	19.1
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	69.8	68.0	72.3	68.7	67.8	68.0	71.8	70.9
Communications and market data	7.2	6.6	7.5	7.8	6.9	6.8	8.1	8.3
Travel and promotion	4.3	3.8	4.4	4.2	4.0	4.0	4.9	4.3
Rent and occupancy	4.2	4.0	3.6	4.5	3.5	3.6	1.7	3.8
Depreciation and amortization	4.7	4.3	4.9	4.7	4.2	4.1	5.3	5.0
Professional fees	5.4	3.1	3.3	3.3	3.2	3.3	3.3	3.2
Interest on borrowings	4.4	3.8	4.6	4.3	3.6	3.8	3.9	3.7
Impairment of goodwill and intangibles	65.3	—	11.5	—	—	—	—	—
Other expenses	3.9	3.7	4.2	3.2	2.9	6.4	6.4	4.7
Total other expenses	169.2%	97.3%	116.3%	100.7%	96.1%	100.0%	105.4%	103.9%
(Loss) income before (benefit from) provision for income taxes	(69.2)	2.7	(16.3)	(0.7)	3.9	0.0	(5.4)	(3.9)
(Benefit from) provision for income taxes	(16.8)	0.5	1.8	(0.6)	0.4	(2.4)	1.0	0.9
Net (loss) income before attribution to non-controlling stockholders	(52.4)	2.2	(18.1)	(0.1)	3.5	2.4	(6.4)	(4.8)
Less: Net income (loss) attributable to non-controlling interests	0.1	0.2	0.0	0.2	0.1	0.1	0.2	(0.1)
GFI’s net (loss) income	(52.5)%	2.0%	(18.1)%	(0.3)%	3.4%	2.3%	(6.6)%	(4.7)%

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. At June 30, 2014, we had $172.8 million of cash and cash equivalents compared to $174.6 million at December 31, 2013. Included in this amount are $105.1 million and $89.5 million of cash and cash equivalents held by subsidiaries outside of the United States at June 30, 2014 and December 31, 2013, respectively.  We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States and we will accrue additional income taxes, if any, on such international profits. For profits earned subsequent to January 1, 2013 that are not permanently reinvested, we will not incur a material United States tax charge and we continue to believe we will not incur a material charge on the repatriation of profits in the future.

In addition, included within Receivables from brokers, dealers and clearing organizations are cash balances which represent amounts clearing customers have on deposit with Kyte, our subsidiary which provides clearing services. Kyte deposits these amounts with third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for Kyte’s customers. These amounts, while due to us from the general clearing members, ultimately represent cash payable to our clearing customers. Also included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges. We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $58.2 million and $52.4 million as of June 30, 2014 and December 31, 2013, respectively.

The following table summarizes our cash position as of June 30, 2014 and December 31, 2013, respectively.

	June 30,	December 31,
	2014	2013
	(dollars in thousands)

Cash and cash equivalents	$172,783	$174,606
Cash held at clearing organizations, net of customer cash	58,204	52,414
Total balance sheet cash	$230,987	$227,020

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

Sources and Uses of Cash

Net cash provided by operating activities was $11.3 million for the six months ended June 30, 2014 compared with net cash used by operating activities of $6.5 million for the six months ended June 30, 2013, a net increase in cash provided of $17.8 million. This increase was due, in part, to a $36.7 million reduction in working capital employed in the business in the six months ended June 30, 2014. Such working capital changes include (i) payables to clearing service customers, (ii) receivables from/payables to brokers, dealers, and clearing organizations, (iii) accounts receivable and (iv) other assets and liabilities. In addition, this increase was also attributable to an $86.1 million increase in non-cash items that reconcile net loss to net cash provided by (used in) operating activities for the six months ended June 30, 2014, compared with the same prior year period.  The increase in non-cash items was primarily related to goodwill impairment charges of $121.6 million recorded during the second quarter of 2014, partially offset by an increase in benefit for deferred taxes in the six months ended June 30, 2014.

Net cash provided by investing activities for the six months ended June 30, 2014 was $4.9 million compared with $20.8 million of net cash used by investing activities for the six months ended June 30, 2013, a net increase in cash provided of $25.7 million. This increase in net cash provided from investing activities was primarily due to proceeds received from the disposition of available-for-sale securities, as well as a decrease in net purchases of interests in unconsolidated businesses in the six months ended June 30, 2014.

Net cash used in financing activities for the six months ended June 30, 2014 was $19.6 million compared to $15.2 million for the six months ended June 30, 2013, an increase in cash used of $4.4 million. This increase in net cash used was primarily due to an increase in cash dividends paid for the first six months of 2014 compared with the same prior year period, resulting from the acceleration of a dividend payment from the first quarter of 2013 to December 2012.

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

Short and Long Term Debt

Our outstanding debt at June 30, 2014 consisted of $240.0 million of our 8.375% Senior Notes and $10.0 million of borrowings under our Credit Agreement. The unused borrowing capacity under our Credit Agreement at June 30, 2014 and December 31, 2013 was $65.0 million. The 8.375% Senior Notes mature in July 2018 and the Credit Agreement matures in December 2015. See Note 6 to the Condensed Consolidated Financial Statements for further details on our debt.

In July 2014 we entered into an agreement to amend and restate the Credit Agreement. The financial covenants contained in our Credit Agreement require that we maintain minimum consolidated capital, as defined, of no less than $375,000 at any time.  The $121,619 in goodwill impairment recorded in the three months ended June 30, 2014 reduced our consolidated capital below $375,000. The amendment executed in July 2014 reduces the required minimum amount of consolidated capital by any goodwill or asset impairment charge in an aggregate amount not to exceed $160,000 contained in our financial statements in any of the fiscal quarters ending June 30, 2014, September 30, 2014 or December 31, 2014. As of June 30, 2014, we were in full compliance with the financial covenant described above.

Credit Ratings

As of June 30, 2014, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody’s Investor Services	B1	Stable
Standard & Poor’s	B	Stable
Fitch Ratings Inc.	BB-	Negative

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

The cumulative effect of downgrades to our credit rating by the various rating agencies subsequent to the issuance of our 8.375% Senior Notes increased the per annum interest rate on the 8.375% Senior Notes by 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture.  The increased interest rate equates to

$4.8 million in additional interest expense per annum, based on the aggregate amount of outstanding principal as of June 30, 2014.

On June 19, 2014, S&P further lowered its credit rating on our 8.375% Senior Notes one notch to B.  On June 24, 2014, Fitch further lowered its credit rating on our 8.375% Senior Notes one notch to BB-. The June 2014 downgrades did not have an impact on the per annum interest rate on our 8.375% Senior Notes, as the maximum interest rate increase permitted under the indenture has already been reached.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. Cash dividends paid for the six months ended June 30, 2014 were approximately $12.5 million.  In December 2012, our Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and we, therefore, did not pay a cash dividend during the first quarter of 2013. Cash dividends paid for the six months ended June 30, 2013 were approximately $6.0 million.  Given the pending CME Merger, the payment of a quarterly dividend has been suspended at this time.

Common Stock

We may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 7 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$147,188	$14,546	$25,345	$24,643	$82,654
Short-term borrowings	10,000	10,000	—	—	—
Interest on Long-term debt (1)	112,050	24,900	49,800	37,350	—
Long-term debt	240,000	—	—	240,000	—
Purchase obligations (2)	34,882	24,597	10,096	189	—
Total	$544,120	$74,043	$85,241	$302,182	$82,654

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

We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $8.5 million, excluding interest of $1.2 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions that have not been paid are excluded from the Contractual Obligations and Commitments table.

We have contingent consideration liabilities with an aggregate estimated fair value of $1.5 million as of June 30, 2014. Due to the uncertainty of the amounts to be ultimately paid, these liabilities have been excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2014 as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2013 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the six months ended June 30, 2014.

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. At June 30, 2014 and December 31, 2013, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $6.2 million as of June 30, 2014.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GFI Group Inc.:

We have reviewed the accompanying condensed consolidated statements of financial condition of GFI Group Inc. and its subsidiaries as of June 30, 2014 and the related condensed consolidated statements of operations and comprehensive (loss) income for the six-month periods ended June 30, 2014 and June 30, 2013 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and June 30, 2013. These interim financial statements are the responsibility of the Company’s management.

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

August 11, 2014

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

ITEM 1A.      RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed in the 2013 Form 10-K. For a discussion of those risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K.

Failure to consummate or delay in consummating the proposed CME Merger announced on July 30, 2014 for any reason could materially and adversely affect our business, financial condition, results of operations and stock price.

There is no assurance that the closing of our proposed CME Merger will occur or that it will close under the same terms and conditions contained in the Merger Agreement. Consummation of the merger is subject to various conditions and it is possible that the proposed CME Merger will not close due to failure to satisfy those conditions; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the ability to obtain shareholder approval (including the affirmative vote of a majority of the disinterested GFI shareholders) and governmental and regulatory approvals of the CME Merger on the timing and terms thereof; and unanticipated difficulties and/or expenditures relating to the merger, any of which events would likely have a material adverse effect on the market value of our common stock.

Other materials terms of the Merger Agreement are described in our Form 8-K report filed on July 31, 2014 and other filings we have made with the SEC.

If the CME Merger is not consummated for any reason, we will be subject to a number of risks, including without limitation:

•                  under certain circumstances as set forth in the Merger Agreement, we may be required to pay to CME a termination fee equal to $20,143,121 and we may be required to reimburse CME up to $10,000,000 in expenses in certain other instances;

•                  the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the CME Merger will be consummated;

•                  we will remain liable for significant transaction costs that would be payable even if the CME Merger is not consummated;

•                  the possibility exists that certain key employees may terminate their employment with us as a result of the proposed CME Merger even if the proposed merger is not ultimately consummated; and

•                  the diversion of management’s attention away from our day-to-day business, limitations on the conduct of our business prior to completing the CME Merger and other restrictive covenants contained in the Merger Agreement that may impact the manner in which our management is able to conduct our business during the period prior to the consummation of the merger and the unavoidable disruption to our employees and our business relationships during the period prior to the consummation of the merger, may make it difficult for us to regain our financial and market position if the CME Merger does not occur.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided to stockholders in the CME Merger.

Shareholder litigation against GFI and our directors could delay or prevent the CME Merger and cause us to incur significant costs and expenses.

Transactions such as the CME Merger are sometimes subject to lawsuits by shareholders. One of the conditions to the merger is that no temporary restraining order, injunction or other order prevent the CME Merger. Consequently, if any shareholder lawsuit with respect to the merger prevented or delayed the merger from becoming effective within the expected time frame, we are likely to incur substantial costs. In addition, if a shareholder lawsuit is filed, we would incur significant costs in connection with those lawsuits, including costs associated with the indemnification of our directors and officers.

ITEM 2.              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended June 30, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April
Employee Transactions(a)	167,089	$3.72
May
Employee Transactions(a)	143,795	$3.38
June
Employee Transactions(a)	89,230	$3.37

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
2.1

Agreement and Plan of Merger, dated as of July 30, 2014, by and among GFI Group Inc., CME Group Inc., Commodore Acquisition Corp. and Commodore Acquisition LLC (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014)

2.2

Agreement and Plan of Merger, dated as of July 30, 2014, by and among CME Group Inc., CME Acquisition Corp., CME Acquisition LLC, Jersey Partners Inc., New JPI Inc. and the other individual signatories thereto (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014)

2.3

Purchase Agreement, dated as of July 30, 2014, by and among Commodore Acquisition LLC, GFI Brokers Holdco Ltd., CME Group Inc., Jersey Partners Inc., and New JPI Inc. (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014)

2.4

Commitment Letter, dated as of July 30, 2014, between Jefferies Finance LLC and GFI Holdco Inc. (incorporated by reference from Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014)

10.1

Support Agreement, dated as of July 30, 2014, by and among CME Group Inc., Jersey Partners Inc., New    JPI Inc., and the other signatories thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014)

10.2

Second Amendment to Credit Agreement, dated as of July 28, 2014, among GFI Group Inc. and GFI Holdings Limited, as Borrowers, certain subsidiaries of the Company as Guarantors, various Lenders and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2014)

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
99.1

Joint Press Release of GFI Group Inc. and CME Group Inc., dated July 30, 2014 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 30, 2014)

99.2

Letter from GFI Group Inc. Chief Executive Officer Colin Heffron to Employees (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014)

99.3	Press release, dated July 31, 2014 (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(*) Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months and six months ended June 30, 2014 and 2013,  (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (v) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August, 2014.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial officer)

By:	/s/ THOMAS J. CANCRO
Name:	Thomas J. Cancro
Title:	Chief Accounting Officer
(principal accounting officer)