Form 10-Q
period 2014-09-30
GFI Group Inc.
filed 2014-11-10
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The number of shares of registrant’s common stock outstanding on October 31, 2014 was 127,501,200.

Part I—Financial Information

		Page Number
Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition as of September 30, 2014 (unaudited) and December 31, 2013	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 (unaudited) and September 30, 2013 (unaudited)	7

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	68

Item 4.	Controls and Procedures	68

	Report of Independent Registered Public Accounting Firm	69

Part II—Other Information

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	71

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73

Item 6.	Exhibits	74

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$165,850	$174,606
Cash and securities segregated under federal and other regulations	54,907	62,863
Accounts receivable, net of allowance for doubtful accounts of $1,957 and $1,958 at September 30, 2014 and December 31, 2013, respectively	104,789	87,502
Receivables from brokers, dealers and clearing organizations	723,869	295,727
Property, equipment and leasehold improvements, net of depreciation and amortization of $196,986 and $188,196 at September 30, 2014 and December 31, 2013, respectively	59,990	61,396
Goodwill	134,702	255,920
Intangible assets, net	38,132	45,684
Other assets	191,822	177,844
TOTAL ASSETS	$1,474,061	$1,161,542

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$67,308	$77,841
Accounts payable and accrued expenses	49,339	37,409
Payables to brokers, dealers and clearing organizations	586,793	126,900
Payables to clearing services customers	134,958	177,523
Short-term borrowings	10,000	10,000
Long-term debt	240,000	240,000
Other liabilities	83,088	83,071
Total Liabilities	$1,171,486	$752,744
Commitments and contingencies (Note 11)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 144,361,405 and 140,599,626 shares issued at September 30, 2014 and December 31, 2013, respectively	1,443	1,405
Additional paid in capital	396,124	393,965
Retained (deficit) earnings	(24,492)	83,180
Treasury stock, 16,929,318 and 17,312,957 shares of common stock at cost, at September 30, 2014 and December 31, 2013, respectively	(74,059)	(75,018)
Accumulated other comprehensive income	1,902	3,744
Total Stockholders’ Equity	300,918	407,276
Non-controlling interests	1,657	1,522
Total Equity	302,575	408,798
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,474,061	$1,161,542

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Agency commissions	$112,303	$109,365	$343,410	$358,413
Principal transactions	41,453	41,841	139,090	143,468
Total brokerage revenues	153,756	151,206	482,500	501,881
Clearing services revenues	26,373	32,722	89,139	110,225
Interest income from clearing services	579	455	1,679	1,623
Equity in net earnings of unconsolidated businesses	639	1,566	4,686	6,925
Software, analytics and market data	26,095	22,472	77,455	66,438
Other income, net	2,859	4,012	13,686	12,011
Total revenues	210,301	212,433	669,145	699,103
Interest and transaction-based expenses
Transaction fees on clearing services	24,786	31,620	84,362	106,952
Transaction fees on brokerage services	4,330	4,430	14,488	15,572
Interest expense from clearing services	206	143	560	390
Total interest and transaction-based expenses	29,322	36,193	99,410	122,914
Revenues, net of interest and transaction-based expenses	180,979	176,240	569,735	576,189
Expenses
Compensation and employee benefits	122,720	121,109	390,420	392,737
Communications and market data	13,335	13,747	40,202	41,077
Travel and promotion	7,184	7,380	22,924	23,298
Rent and occupancy	7,835	7,901	23,811	22,152
Depreciation and amortization	8,480	8,320	25,873	24,962
Professional fees	13,650	5,712	29,928	18,824
Interest on borrowings	8,466	7,612	24,393	22,475
Impairment of goodwill	—	—	121,619	—
Other expenses	6,825	5,615	21,526	24,138
Total other expenses	188,495	177,396	700,696	569,663
(Loss) income before benefit from income taxes	(7,516)	(1,156)	(130,961)	6,526
Benefit from income taxes	(56)	(1,127)	(30,239)	(5,267)
Net (loss) income before attribution to non-controlling stockholders	(7,460)	(29)	(100,722)	11,793
Less: Net income attributable to non-controlling interests	231	432	762	889
GFI’s net (loss) income	$(7,691)	$(461)	$(101,484)	$10,904

(Loss) earnings per share available to common stockholders
Basic	$(0.06)	$(0.00)	$(0.82)	$0.09
Diluted	$(0.06)	$(0.00)	$(0.82)	$0.09
Weighted average shares outstanding
Basic	125,407,225	120,331,179	124,237,643	118,138,756
Diluted	125,407,225	120,331,179	124,237,643	126,858,459
Dividends declared per share of common stock	$0.00	$0.05	$0.10	$0.10

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income before attribution to non-controlling stockholders	$(7,460)	$(29)	(100,722)	$11,793

Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,458)	7,722	(1,066)	(3,074)
Unrealized gain (loss) on available-for-sale securities, net of tax (1)	—	316	(1,069)	748
Total other comprehensive (loss) income	(5,458)	8,038	(2,135)	(2,326)

Comprehensive (loss) income including non-controlling stockholders	(12,918)	8,009	(102,857)	9,467
Comprehensive (loss) income attributable to non-controlling stockholders	(50)	595	469	968
GFI’s comprehensive (loss) income	$(12,868)	$7,414	$(103,326)	$8,499

(1)         Amounts are net of provision for income taxes of $0 and $97 for the three months ended September 30, 2014 and 2013, respectively. Amounts are net of (benefit from) provision for income taxes of $(341) and $227 for the nine months ended September 30, 2014 and 2013, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before attribution to non-controlling stockholders	$(100,722)	$11,793
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,873	24,962
Share-based compensation	18,955	22,414
Tax expense related to share-based compensation	821	1,877
Amortization of prepaid bonuses and forgivable loans	17,893	19,904
Benefit from deferred taxes	(44,135)	(12,155)
(Gains) losses on foreign exchange derivative contracts, net	(3,389)	1,516
Earnings from equity method investments, net	473	(1,931)
Amortization of deferred financing fees	1,376	1,649
Mark-to-market of future purchase commitment	—	(2,203)
Mark-to-market of contingent consideration liabilities	(2,832)	—
Impairment charges	122,230	—
Translation gain on liquidation of foreign subsidiary	—	(1,645)
Other non-cash charges, net	629	257
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	7,956	(13,289)
Accounts receivable	(17,609)	(21,460)
Receivables from brokers, dealers and clearing organizations	(428,142)	(394,333)
Other assets	(9,302)	15,098
Increase (decrease) in operating liabilities:
Accrued compensation	(10,618)	(16,150)
Accounts payable and accrued expenses	10,853	12,006
Payables to brokers, dealers and clearing organizations	459,893	348,125
Payables to clearing services customers	(42,565)	(3,412)
Other liabilities	3,054	4,235
Cash provided by (used in) operating activities	10,692	(2,742)
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired, and purchases of intangible and other assets	—	(1,650)
Proceeds from disposition of interests in unconsolidated businesses	8,140	—
Return of capital from unconsolidated businesses	413	2,962
Proceeds from disposition of available-for-sale securities	5,882	68
Purchases of interests in unconsolidated businesses	—	(13,109)
Purchases of property, equipment and leasehold improvements	(5,842)	(10,213)
Capitalization of internally developed software	(6,232)	(7,525)
Proceeds on foreign exchange derivative contracts	2,605	1,377
Payments on foreign exchange derivative contracts	(550)	(2,445)
Other, net	58	(644)
Cash provided by (used in) investing activities	4,474	(31,179)

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	160,000	125,000
Repayment of short-term borrowings	(160,000)	(115,000)
Repurchase and retirement of a portion of long-term debt	—	(9,385)
Cash dividends paid to common stockholders	(12,482)	(12,095)
Shares withheld for taxes on vested restricted stock units	(9,114)	(8,679)
Tax expense related to share-based compensation	(821)	(1,877)
Other, net	25	(1,587)
Cash used in financing activities	(22,392)	(23,623)
Effects of exchange rate changes on cash and cash equivalents	(1,530)	(1,019)
DECREASE IN CASH AND CASH EQUIVALENTS	(8,756)	(58,563)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,606	227,441
CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,850	$168,878

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$29,663	$25,687
Cash paid for income taxes	$11,667	$10,189
Cash received from income tax refunds	$899	$2,382

Non-Cash Investing and Financing Activities:
Purchase of property and equipment through seller financing arrangement	$1,229	$—

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2014	$1,405	$393,965	$(75,018)	$83,180	$3,744	$407,276	$1,522	$408,798
Issuance of treasury stock	—	(955)	959	—	—	4	—	4
Issuance of common stock for exercise of stock options and vesting of restricted stock units	38	422	—	—	—	460	—	460
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,114)	—	—	—	(9,114)	—	(9,114)
Tax expense associated with share-based awards	—	(821)	—	—	—	(821)	—	(821)
Foreign currency translation adjustment	—	—	—	—	(773)	(773)	(293)	(1,066)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1,069)	(1,069)	—	(1,069)
Dividends to stockholders	—	(6,294)	—	(6,188)	—	(12,482)	—	(12,482)
Share-based compensation	—	18,938	—	—	—	18,938	—	18,938
Other capital adjustments	—	(17)	—	—	—	(17)	(334)	(351)
Net (loss) income	—	—	—	(101,484)	—	(101,484)	762	(100,722)
Balance, September 30, 2014	$1,443	$396,124	$(74,059)	$(24,492)	$1,902	$300,918	$1,657	$302,575

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

1.     ORGANIZATION AND BUSINESS

The Condensed Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry. As of September 30, 2014, Jersey Partners, Inc. (“JPI”) owned approximately 37% of the Company’s outstanding shares of common stock. The Company’s executive chairman, Michael Gooch, is the controlling shareholder of JPI.

2.     CME MERGER AND UNSOLICITED TENDER OFFER BY BGC

On July 30, 2014, the Company entered into an Agreement and Plan of Merger (the “CME Merger Agreement”) with CME Group Inc. (“CME”) whereby the Company agreed to merge with and into a wholly owned subsidiary of CME (the “CME Merger”). At the effective time of the CME Merger, each share of GFI common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of CME Class A common stock (“CME Class A Common Stock”).  The Exchange Ratio is a fraction, the numerator of which equals $4.55 and the denominator of which equals the average closing sales price of CME Class A Common Stock as reported on the NASDAQ Global Select Market for the ten trading days ending upon and including the trading day immediately before the closing date of the CME Merger.  Concurrently with the CME Merger, pursuant to an agreement and plan of merger entered into on July 30, 2014, JPI will merge with and into a wholly owned subsidiary of CME and immediately following the CME Merger, pursuant to a purchase agreement entered into on July 30, 2014, a private consortium of current GFI management will acquire GFI’s wholesale brokerage and clearing businesses for $165,000 in cash and the assumption, at closing, of approximately $63,000 of unvested deferred compensation and other obligations.  These transactions, which are expected to close during the first quarter of 2015, are subject to approval by GFI shareholders, including the affirmative vote of a majority of the disinterested GFI shareholders, as well as customary regulatory review and approvals. Upon the closing of the transactions, GFI’s wholesale brokerage business, including the Kyte Group, is expected to continue as a privately owned company.

On September 8, 2014, Shaun D. Lynn, President of BGC Partners, Inc., a Delaware corporation (“BGC”), sent a letter to the Company’s board of directors (the “Board”) notifying the Board of BGC’s plan to commence a tender offer for 100% of the outstanding common stock of the Company at $5.25 per share in cash (the “BGC Proposal”). On September 11, 2014, following consultation with its legal and financial advisors, a special committee of the Company board of directors (the “Special Committee”) unanimously determined, which determination is required pursuant to the CME Merger Agreement, that the BGC Proposal could reasonably be expected to lead to a Superior Proposal (as defined in the CME Merger Agreement).  Following the meeting of the Special Committee, the Board met and determined in good faith, after consultation with outside legal counsel and independent financial advisors, that the BGC Proposal could reasonably be expected to lead to a Superior Proposal. On September 15, 2014, the Company issued a press release indicating the same.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain prior year amounts have been reclassified to conform to the current year presentation, including amounts in the Condensed Consolidated Statements of Cash Flows and Note 14, Derivative Financial Instruments. The Company has revised its tables summarizing (i) Derivative contracts, by counterparty and (ii) Fair values of derivative contracts on a gross and net basis, within Note 14, to exclude gross balances associated with long and short futures contracts.  The Company continues to include variation margin on open futures contract within Receivables from and payables to brokers, dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition.

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

The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of September 30, 2014, the Company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE’s start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary due to the level of equity ownership and voting power.  The Company reassesses its evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power.  The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 15 for disclosures on Variable Interest Entities.

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

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At September 30, 2014 and December 31, 2013, the Company had prepaid bonuses of $18,957 and $23,499, respectively. At September 30, 2014 and December 31, 2013, the Company had forgivable employee loans and advances to employees of $17,645 and $24,109, respectively. Amortization of prepaid bonuses and forgivable employee loans for the nine months ended September 30, 2014 and 2013 was $17,893 and $19,904, respectively and is included within Compensation and employee benefits.

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At September 30, 2014 and December 31, 2013, the Company had equity method investments with a carrying value of $28,716 and $36,976, respectively, included within Other assets. The Company also provides clearing and other administrative services to certain of these equity method investees.

Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At September 30, 2014 and December 31, 2013, the Company had cost method investments of $1,778 and $5,087, respectively, included within Other assets.  The fair value of the Company’s cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities (“ASC 323-10”). Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net (loss) income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive (loss) income, net of tax.  The fair value of the Company’s available-for-sale securities was $0 and $5,465 as of September 30, 2014 and December 31, 2013, respectively, and is included within Other assets.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Compensation and Employee Benefits—The Company’s compensation and employee benefits have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of compensation and employee benefits. The Company may pay certain performance bonuses in restricted stock units (“RSUs”) or as deferred cash awards, both of which generally vest over a future service period. The Company also may grant sign-on and retention bonuses for certain newly-hired or existing employees who agree to long-term employment agreements.

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

Deferred Cash Compensation—The Company accounts for deferred cash compensation in accordance with ASC 710 Compensation— General (“ASC 710”). This accounting guidance requires measurement of deferred compensation expense for non-equity-based awards based upon future benefits expected to be paid, and provides for recognition of compensation expense over the expected service period, net of estimated forfeitures. See Note 10 for further information.

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

The Company recorded a benefit from income taxes of $56 for the three months ended September 30, 2014, as compared to $1,127 for the three months ended September 30, 2013.  The net decrease in benefit from income taxes was primarily due to U.S. taxes associated with repatriations of earnings from the Company’s non-U.S. subsidiaries.  The remaining change in income tax expense relative to the same period in 2013 is primarily due to a change in the geographical mix of pre-tax profits and losses.

The Company recorded a benefit from income taxes of $30,239 for the nine months ended September 30, 2014, as compared to $5,267 for the nine months ended September 30, 2013.  The benefit from income taxes for the nine months ended September 30, 2014 was primarily a result of a $29,151 discrete tax benefit attributable to non-cash goodwill impairment charges recorded in the U.S. during the second quarter of 2014.  The nine months ended September 30, 2013 were primarily impacted by the following items:  (i) a tax benefit of $2,655 under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (ii) a tax benefit of $1,177 arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iii) the release of a tax liability of $1,359 in a foreign subsidiary where the statute of limitations has now expired.  The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive (loss) income and included in accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The revaluation of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions is reflected in Other Income, net in the Condensed Consolidated Statements of Operations. Net gains (losses) resulting from remeasurement of foreign currency transactions and balances were $(2,809) and $2,212 for the three months ended September 30, 2014 and 2013, respectively, and $(2,694) and $1,757 for the nine months ended September 30, 2014 and 2013, respectively.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance was effective for the Company’s fiscal year beginning January 1, 2014, and is being applied prospectively. The Company does not expect that the adoption of ASU 2013-11 will have a material impact on its Condensed Consolidated Financial Statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The guidance is effective beginning in the first quarter of 2015. The Company is currently evaluating the impact of the new guidance on the Company’s Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance is effective beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the new guidance on the Company’s Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The guidance is effective for the Company’s 2016 annual financial statements. The Company is currently evaluating the impact of the new guidance on the Company’s Condensed Consolidated Financial Statements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

4.     RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	September 30, 2014	December 31, 2013
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$585,618	$123,470
Receivables from and deposits with clearing organizations and financial institutions	132,329	172,257
Net pending trades	5,922	—
Total	$723,869	$295,727
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$570,361	$123,393
Payables to clearing organizations and financial institutions	16,432	3,052
Net pending trades	—	455
Total	$586,793	$126,900

Substantially all fail to deliver and fail to receive balances at September 30, 2014 have subsequently settled at the contracted amounts. All fail to deliver and fail to receive balances at December 31, 2013 have subsequently settled at the contracted amounts.

In addition to the balances above, the Company had Payables to clearing services customers of $134,958 and $177,523 at September 30, 2014 and December 31, 2013, respectively. These amounts represent cash payable to the Company’s clearing customers that is held at the Company’s third-party general clearing members and are included within Cash and cash equivalents, Cash and securities segregated under federal and other regulations or Receivables from brokers, dealers and clearing organizations as follows:

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$2,661	—
Cash segregated under federal and other regulations	54,745	62,684
Receivables from brokers, dealers, and clearing organizations	77,552	114,839
Total	$134,958	$177,523

5.     GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2014 were as follows:

	December 31, 2013	Goodwill acquired	Impairment charges	Adjustments	Foreign currency translation	September 30, 2014
Goodwill
Americas Brokerage	$83,289	$—	$(83,289)	$—	$—	$—
EMEA Brokerage	14,637	—	(14,790)	—	153	—
Clearing and Backed Trading	23,259	—	(23,540)	—	281	—
All Other	134,735	—	—	(60)	27	134,702
	$255,920	$—	$(121,619)	$(60)	$461	$134,702

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Certain factors may result in the need to perform an impairment test prior to the annual impairment testing date, including significant under-performance of the Company’s business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company’s market capitalization for an extended period of time relative to net book value, and events affecting a reporting unit such as the expectation of disposing all, or a portion of, a reporting unit. As discussed in Note 2, the Company entered into a definitive agreement with CME whereby CME will acquire all of the outstanding shares of GFI.  Immediately following CME’s acquisition of GFI, a private consortium of current GFI management will acquire GFI’s brokerage and clearing businesses for $165,000 in cash and the assumption, at closing, of approximately $63,000 of unvested deferred compensation and other obligations.  The agreements with CME indicated potential impairment of the Americas and EMEA brokerage and clearing and backed trading reporting units.  As a result, the Company conducted an impairment analysis on those reporting units during the second quarter of 2014.  During this interim impairment testing it was determined that the carrying value as of June 30, 2014 of the Americas Brokerage, EMEA Brokerage and Clearing and Backed Trading reporting units exceeded the fair value indicated by the transaction price.  Consequently, the Company performed a second step to measure the amount of impairment loss, if any, to each reporting unit’s goodwill.  As a result, the Company determined that the fair value of each reporting unit’s goodwill was $0, resulting in impairment charges to write-off the $121,619 in goodwill detailed in the table above.

Intangible Assets—Intangible assets consisted of the following:

	September 30, 2014			December 31, 2013
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$77,196	$48,134	$29,062	$77,196	$42,151	$35,045
Trade names	8,951	7,070	1,881	8,951	6,674	2,277
Core technology	11,950	6,968	4,982	11,950	6,285	5,665
Non-compete agreements	3,865	3,515	350	3,865	3,478	387
Favorable lease agreements	620	620	—	620	580	40
Patents	3,131	1,595	1,536	3,131	1,221	1,910
Other	647	326	321	647	287	360
Total	$106,360	$68,228	$38,132	$106,360	$60,676	$45,684

Intangible amortization expense for the three months ended September 30, 2014 and 2013 was $2,438 and $2,339, respectively. Intangible amortization expense for the nine months ended September 30, 2014 and 2013 was $7,355 and $7,308, respectively.

At September 30, 2014, expected amortization expense for the definite lived intangible assets is as follows:

2014 (remaining three months)	$2,377
2015	9,443
2016	7,574
2017	4,302
2018	3,481
Thereafter	10,955
Total	$38,132

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

6.     OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	September 30, 2014	December 31, 2013
Deferred tax assets	$88,559	$45,694
Investments accounted for under the cost method and equity method	30,494	42,063
Prepaid bonuses	18,957	23,499
Forgivable employee loans and advances to employees	17,645	24,109
Deferred financing fees	5,510	6,786
Software inventory, net	4,103	4,749
Financial instruments owned	1,834	1,416
Other	24,720	29,528
Total Other assets	$191,822	$177,844

Other liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Payroll related liabilities	$29,040	$15,896
Deferred revenues	9,765	9,199
Unrecognized tax benefits	8,396	8,676
Deferred tax liabilities	6,056	6,835
Contingent consideration liabilities	1,293	4,317
Financial instruments sold, not yet purchased	865	993
Other	27,673	37,155
Total Other liabilities	$83,088	$83,071

7.     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company’s outstanding debt obligations consisted of the following:

	September 30,	December 31,
	2014	2013
8.375% Senior Notes due 2018	$240,000	$240,000
Loans pursuant to Credit Agreement	10,000	10,000
Total	$250,000	$250,000

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term debt obligations, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers.  The carrying amounts and estimated fair values of the Company’s Long-term debt obligations are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

8.375% Senior Notes	$240,000	$283,800	$240,000	$251,100

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

Pursuant to the terms of the 8.375% Senior Notes, the cumulative effect of downgrades to the Company’s credit rating by rating agencies subsequent to the issuance of our 8.375% Senior Notes resulted in 200 basis points penalty interest, which is the maximum increase permitted under the indenture. The additional 200 basis points of interest equates to $4,800 in additional interest expense per annum, based on the aggregate amount of outstanding principal as of September 30, 2014.

At September 30, 2014 and December 31, 2013, unamortized deferred financing fees related to the 8.375% Senior Notes of $4,733 and $5,669, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

The Credit Agreement contains certain financial and other covenants. In July 2014 we entered into an agreement to amend and restate the Credit Agreement. The financial covenants contained in our Credit Agreement require that we maintain minimum consolidated capital, as defined, of no less than $375,000 at any time.  The $121,619 in goodwill impairment recorded in the three months ended June 30, 2014 reduced our consolidated capital below $375,000. The amendment executed in July 2014 reduces the required minimum amount of consolidated capital by any goodwill or asset impairment charge in an aggregate amount not to exceed $160,000 contained in our financial statements in any of the fiscal quarters ending June 30, 2014, September 30, 2014 or December 31, 2014. The Company was in compliance with all applicable covenants at September 30, 2014 and December 31, 2013.

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

The interest rate of the outstanding loan under the Credit Agreement was 3.40% at September 30, 2014. At September 30, 2014 and December 31, 2013, unamortized deferred financing fees related to the Credit Agreement of $777 and $1,117, respectively, were recorded within Other assets.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

8.     STOCKHOLDERS’ EQUITY

In August 2007, the Company’s Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company’s common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company’s common stock on the open market in such amounts as determined by the Company’s management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the three months and nine months ended September 30, 2014, and September 30, 2013 the Company did not repurchase any shares of its common stock.

On each of March 28 and May 30, 2014 the Company paid a cash dividend of $0.05 per share, which, based on the number of shares outstanding on the record date for such dividends, totaled $6,188 and $6,294, respectively.  During the second quarter of 2014, as a result of the pending CME Merger, the payment of a quarterly dividend was suspended, and accordingly, the Company did not pay a cash dividend during the third quarter of 2014. On May 31, 2013 and August 30, 2013, the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,999 and $6,096, respectively. In December 2012, the Company’s Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and the Company, therefore, did not pay a cash dividend during the first quarter of 2013.

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

Basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic (loss) earnings per share
GFI’s net (loss) income	$(7,691)	$(461)	$(101,484)	$10,904
Weighted average common shares outstanding	125,407,225	120,331,179	124,237,643	118,138,756
Basic (loss) earnings per share	$(0.06)	$(0.00)	$(0.82)	$0.09
Diluted (loss) earnings per share
GFI’s net (loss) income	$(7,691)	$(461)	$(101,484)	$10,904
Weighted average common shares outstanding	125,407,225	120,331,179	124,237,643	118,138,756
Effect of dilutive options, RSUs, and other contingently issuable shares	—	—	—	8,719,703
Weighted average shares outstanding and common stock equivalents	125,407,225	120,331,179	124,237,643	126,858,459
Diluted (loss) earnings per share	$(0.06)	$(0.00)	$(0.82)	$0.09

As a result of the net loss for the three and nine months ended September 30, 2014 and three months ended September 30, 2013, the following stock options, RSUs and contingently issuable shares outstanding were excluded from the computation of diluted loss per share for each respective period, as their inclusion would be anti-dilutive:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2013	2014
Stock Options	$6,316	$356,008	$6,316
RSUs	14,552,349	18,683,552	14,552,349
Contingently issuable shares	1,171,879	1,171,879	1,171,879

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Excluded from the computation of diluted earnings per share for the nine months ended September 30, 2013 because their effect would be anti-dilutive were the following:

Nine Months Ended September 30,
2013
Stock Options	$69,476
RSUs	2,660,905

Included in the computation of diluted earnings per share, but not in the computation of basic earnings per share as the conditions for issuance were not satisfied as of the respective reporting period were 2,736,121 contingently issuable shares for the nine months ended September 30, 2013.

10.     DEFERRED COMPENSATION

Share-based Compensation

The Company’s Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company’s stockholders on June 6, 2013 (as amended and restated, the “2008 Equity Incentive Plan”) permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan.  As of September 30, 2014, there were 8,398,540 shares of common stock available for future grants of awards under the 2008 Equity Incentive Plan.

As of September 30, 2014, the Company had stock options outstanding under the GFI Group 2002 Stock Option Plan (the “GFI Group 2002 Plan”). No additional grants will be made under this option plan.

Restricted Stock Units

The fair value of RSUs is based on the closing price of the Company’s common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures. The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2013	18,483,001	$4.01
Granted	3,205,621	3.59
Vested	(6,378,362)	4.04
Cancelled	(757,911)	3.65
Outstanding September 30, 2014	14,552,349	4.02

The weighted average grant-date fair value of RSUs granted for the nine months ended September 30, 2014 was $3.59 per unit, compared with $3.71 per unit for the same period in the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation expense	$5,516	$6,870	$18,866	$22,372
Income tax benefits	$1,547	$1,913	$5,342	$6,655

At September 30, 2014, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $39,411 and is expected to be recognized over a weighted-average period of 1.53 years. The total fair value of RSUs vested during the nine months ended September 30, 2014 and 2013 was $25,793 and $28,395, respectively.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Stock Options

The following is a summary of stock options outstanding under the GFI Group 2002 Plan as of September 30, 2014:

	Options	Weighted Average Exercise Price
Outstanding December 31, 2013	139,164	$4.16
Exercised	(22,948)	2.97
Cancelled	—	—
Expired	(109,900)	4.28
Outstanding September 30, 2014	6,316	5.25

As of September 30, 2014 and 2013, there was no unrecognized compensation cost related to stock options.

Deferred Cash Compensation

The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. Total compensation expense recognized in relation to deferred cash compensation awards is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation expense	$55	$8	$69	$15

At September 30, 2014, total unrecognized compensation cost related to deferred cash compensation prior to the consideration of expected forfeitures was approximately $3,890 and is expected to be recognized over a weighted-average period of 2.93 years.

11.     COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of September 30, 2014, the Company had total purchase commitments for market data of approximately $25,751, with $20,262 due within the next twelve months and $5,489 due between one to three years. Additionally, the Company had $5,333 of other purchase commitments including $1,253 primarily related to network upgrades, and $4,080 for hosting and software license agreements. Of these other purchase commitments, approximately $3,126 is due within the next twelve months.

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

Shareholder Class Action Suits.

Following the announcement of the GFI/CME Merger, nine putative class action complaints challenging the GFI/CME Merger were filed on behalf of purported GFI Stockholders (one of which also purports to be brought derivatively on behalf of GFI), two in the Supreme Court of the State of New York, County of New York, six in the Court of Chancery of the State of Delaware and one in the United States District Court for the Southern District of New York. The complaints are captioned Coyne v. GFI Group Inc., et al., Index No. 652704/2014 (N.Y. Sup. Ct.), Suprina v. GFI Group, Inc., et al., Index No. 652668/2014 (N.Y. Sup. Ct.), Brown v. GFI Group Inc., et al., Civil Action No. 10082-VCL (Del. Ch.), Hughes v. CME Group, Inc., et al., Civil Action No. 10103-VCL (Del. Ch.), Al Ammary v. Gooch, et al., Civil Action No. 10125-VCL (Del. Ch.), Giardalas v. GFI Group, Inc., Civil Action No. 10132-VCL (Del. Ch.), City of Lakeland Employees’ Pension Plan v. Gooch, et al., Civil Action No. 10136-VCL (Del. Ch.), Michocki v. Gooch., et al., Civil Action No. 10166-VCL (Del. Ch.) and Szarek v. GFI Group Inc., et al., Case No. 14-CV-8228 (S.D.N.Y.). On September 26, 2014, the Court of Chancery granted voluntary dismissal of the Giardalas action. On October 6, 2014, a consolidation order was entered by Vice Chancellor Laster, consolidating the Delaware cases under the caption In re GFI Group Inc. Stockholder Litigation, Consolidated C.A. No. 10136-VCL.

The complaints name as defendants various combinations of GFI, IDB Buyer, the members of the GFI Board, GFI’s managing director Mr. Brown, CME, Merger Sub 1, Merger Sub 2, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI and New JPI.  The complaints generally allege, among other things, that the members of the GFI Board breached their fiduciary duties to GFI Stockholders during merger negotiations by entering into the GFI/CME Merger Agreement and approving the GFI/CME Merger, and that GFI, CME, Merger Sub 1, Merger Sub 2, IDB Buyer, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI, and New JPI aided and abetted such breaches of fiduciary duties. The complaints further allege, among other things, (i) that the merger consideration provided for in the GFI/CME Merger Agreement undervalues GFI, (ii) that the sales process leading up to the GFI/CME Merger was flawed due to the members of the GFI Board’s and Jefferies’ conflicts of interest, and (iii) that certain provisions of the GFI/CME Merger Agreement inappropriately favor CME and preclude or impede third parties from submitting potentially superior proposals.

In addition, the Hughes complaint asserts a derivative claim on behalf of GFI against the members of the GFI Board for breaching their fiduciary duties of loyalty and care to GFI by negotiating and agreeing to the GFI/CME Merger and against defendants Gooch and Heffron for usurping a corporate opportunity. The Michocki complaint alleges that the GFI/CME Merger is not a solitary transaction, but a series of related transactions and further alleges that the IDB Transaction must be approved by an affirmative two-thirds vote of the Shares pursuant to the terms of the Charter.

The complaints seek, among other relief: (i) certification of the class, (ii) injunctive relief enjoining the GFI/CME Merger, (iii) a declaration that the members of the GFI Board breached their fiduciary duties and that certain provisions of the GFI/CME Merger Agreement are unlawful, (iv) a directive to the members of the GFI Board to execute their fiduciary duties to obtain a transaction in the best interest of GFI Stockholders, (v) rescission of the GFI/CME Merger to the extent already implemented, (iv) granting of rescissory damages and an accounting of all of the damages suffered as a result of the alleged wrongdoing, (v) and reimbursement of fees and costs. The Coyne and Suprina Complaints also demand a jury trial.

The defendants believe that the claims asserted against them are without merit and intend to defend the litigation vigorously.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

There may be other matters for which a loss is probable or reasonably possible but for which a range of possible loss may not be estimable.  For those matters for which a range of possible loss is estimable, management currently estimates the aggregate range of possible loss as $0 to approximately $8.1 million in excess of the accrued liability (if any) related to those matters.  The estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  The matters underlying the estimated range will vary from time to time, and actual results may vary significantly from the current estimate.  Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of monetary damages (unless management can otherwise determine an amount), (ii) the matters are in early stages, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, (v) there are novel legal issues presented, among other reasons.  Those matters for which an estimate is not possible are excluded from the estimated range above, therefore, the estimated range above does not represent the Company’s maximum loss exposure.

The purchase price paid in connection with the acquisition of Contigo Limited included contingent consideration with an estimated net present value, at the time of the acquisition, of £2,458 (or approximately $3,942). Subsequent changes in the estimated fair value of the contingent consideration, which is to be settled in 2015, will be recorded in Other income, net in the Condensed Consolidated Statements of Operations and the estimated fair value of the contingent consideration as of September 30, 2014 is included within Other liabilities in the Condensed Consolidated Statements of Financial Condition. See Note 13 for further information.

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

12.     MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 15—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2013 Form 10-K. There have been no material changes to these risks during the three months ended September 30, 2014.

13.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In the three and nine months ended September 30, 2014 and 2013, the Company did not have any material transfers among Level 1, Level 2, and Level 3.

Financial Assets and Liabilities measured at fair value on a recurring basis as of September 30, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
Assets
Other assets: Financial instruments owned:
Equity securities	$—	$163	$—	$163
Derivative contracts:
Foreign exchange derivative contracts	$138	$1,533	$—	$1,671
Commodities derivative contracts	110	—	—	110
Netting (1)	(110)	—	—	(110)
Total derivative contracts	$138	$1,533	$—	$1,671
Total financial instruments owned	$138	$1,696	$—	$1,834
Total	$138	$1,696	$—	$1,834

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Debt securities	$—	$311	$—	$311
Derivative contracts:
Foreign exchange derivative contracts	$—	$513	$—	$513
Commodities derivative contracts	151	—	—	151
Netting (1)	(110)	$—	$—	$(110)
Total derivative contracts	$41	$513	$—	$554
Total financial instruments sold, not yet purchased	$41	$824	$—	$865
Other liabilities: Contingent consideration	$—	$—	$1,293	$1,293
Total	$41	$824	$1,293	$2,158

(1)                                 Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on net long derivative contracts related to exchange traded futures in the amount of $147 included within Receivables from brokers, dealers and clearing organizations.  Also excluded from the table above is variation margin on net short derivative contracts related to exchange traded futures in the amount of $47 included within Payables from brokers, dealers and clearing organizations.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended September 30, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive loss	Purchases	Issues	Sales	Settlements	Closing Balance at September 30, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2014
Liabilities
Other liabilities:
Contingent consideration:	$1,519	$150	$76	$—	$—	$—	$—	$1,293	$150

(1)                                 Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended September 30, 2013 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive income	Purchases	Issuances	Sales	Settlements	Closing Balance at September 30, 2013	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$14	$—	$—	$—	$—	$—	$—	$14	$—

Liabilities
Other liabilities:
Future purchase commitment	$798	$—	$—	$—	$—	$—	$(798)	$—	$—
Contingent consideration	$204	$(55)	$—	$—	$—	$—	$(159)	$100	$(55)

(1)                                 Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive loss	Purchases	Issues	Sales	Settlements	Closing Balance at September 30, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2014
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$14	$(14)	$—	$—	$—	$—	$—	$—	$—

Liabilities
Other liabilities:
Contingent consideration	$4,317	$2,832	$(5)	$—	$—	$—	$197	$1,293	$2,865

(1)                                 Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net income (1)	Unrealized gains included in Other comprehensive loss	Purchases	Issues	Sales	Settlements	Closing Balance at September 30, 2013	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$28	$(14)	$—	$—	$—	$—	$—	$14	$(14)

Liabilities
Other liabilities:
Future purchase commitment	$3,209	$2,203	$208	$—	$—	$—	$(798)	$—	$—
Contingent consideration	$518	$(55)	$—	$—	$—	$—	$(473)	$100	$(55)

(1)         Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 Assets and Liabilities measured at fair value on a recurring basis, as of September 30, 2014 and December 31, 2013, respectively:

	Fair Value as of September 30, 2014	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)

Liabilities
Contingent consideration	$1,293	Present value of expected payments	Discount rate	17%
			Forecasted financial information	(b)
	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Assets
Equity derivative contracts	$14	Black-Scholes Merton Model	Expected volatility	30%
Liabilities
Contingent consideration	$4,317	Present value of expected payments	Discount rate	17%
			Forecasted financial information	(b)

(a)         As of September 30, 2014 and December 31, 2013, each asset and liability type consists of one security.

(b)         The Company’s estimate of contingent consideration as of September 30, 2014 and December 31, 2013, respectively, was principally based on the acquired business’ projected future financial performance, including revenues and operating margins from May 1, 2014 through April 30, 2015.

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

Contingent consideration – The significant unobservable inputs used in the fair value in the Company’s contingent consideration are the discount rate and forecasted financial information.  Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement.

For all significant unobservable inputs used in the fair value measurement of all Level 3 assets and liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

14. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of September 30, 2014 and December 31, 2013, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

The Company provides brokerage services to its customers for exchange-traded and OTC derivative products, which include futures, forwards and options contracts. The Company may enter into principal transactions for exchange-traded and OTC derivative products to facilitate customer trading activities or to engage in principal trading for the Company’s own account.

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

Fair values of derivative contracts on a gross and net basis as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
Derivatives not designated as hedging instruments under ASC 815-10 (1)	Derivative Assets(2)	Derivative Liabilities(3)	Derivative Assets(2)	Derivative Liabilities(3)
Foreign exchange derivative contracts	$1,671	$513	$679	$993
Commodity derivative contracts	110	151	—	—
Fixed income derivative contracts	—	—	—	—
Equity derivative contracts	—	—	14	—
Total fair value of derivative contracts	$1,781	$664	$693	$993
Counterparty netting	(110)	(110)	—	—
Total fair value	$1,671	$554	$693	$993

(1)                     Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations,  on the Condensed Consolidated Statements of Financial Condition. See Note 13 for further details about variation margin balances on open long and short futures contracts as of September 30, 2014 and December 31, 2013.  Gross notional amounts on these futures contracts are included in the table below which details outstanding long and short notional amounts of derivative financial instruments.

(2)                     Reflects options and forwards contracts within Other assets.

(3)                     Reflects options and forwards contracts within Other liabilities.

As of September 30, 2014 and December 31, 2013, the Company had outstanding forward foreign exchange hedge contracts with a combined notional value of $78,884 and $86,170, respectively. Approximately $21,474 and $27,659 of these forward foreign exchange contracts represent a hedge of Euro, British pound and Swiss franc-denominated balance sheet positions at September 30, 2014 and December 31, 2013, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

In addition to the Company’s outstanding forward foreign exchange hedge contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014 (1)		December 31, 2013 (2)
	Long	Short	Long	Short
Foreign exchange derivative contracts	$346	$162,223	$—	$—
Commodity derivative contracts	1,237,496	1,237,614	349,004	342,573
Fixed income derivative contracts	6,264,927	6,142,614	9,415,546	10,047,771
Equity derivative contracts	3,901	3,804	5,731	220
Total derivative notional amounts	$7,506,670	$7,546,255	$9,770,281	$10,390,564

(1)                     Notional amounts include gross notionals on open long and short futures contracts of $7,506,390 and $7,546,026, respectively, as of September 30, 2014.

(2)                     Notional amounts include gross notionals on open long and short futures contracts of $9,652,419 and $10,248,687, respectively, as of December 31, 2013.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013
Foreign exchange derivative contracts	(1)	$2,308	$(500)
Commodity derivative contracts	Principal transactions	2,498	1,398
Fixed income derivative contracts	Principal transactions	1,096	3,129
Equity derivative contracts	(2)	57	24

(1)         For the three months ended September 30, 2014, approximately $2,199 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $109 of gains on foreign currency options were included within Principal transactions.  For the three months ended September 30, 2013, approximately $736 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $236 of gains on foreign currency options were included within Principal transactions.

(2)         For the three months ended September 30, 2014, approximately $57 of gains on equity derivative contracts were included within Principal transactions. For the three months ended September 30, 2013, approximately $24 of gains on equity derivative contracts included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2014 and 2013:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Foreign exchange derivative contracts	(1)	3,671	$(1,926)
Commodity derivative contracts	Principal transactions	6,812	6,621
Fixed income derivative contracts	Principal transactions	5,971	11,126
Equity derivative contracts	(2)	148	(164)

(1)   For the nine months ended September 30, 2014, approximately $3,389 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $283 of gains on foreign currency options were included within Principal transactions.  For the nine months ended September 30, 2013, approximately $1,517 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $409 of losses on foreign currency options were included within Principal transactions.

(2)         For the nine months ended September 30, 2014, approximately $14 of losses on equity derivative contracts were included within Other income, net and approximately $162 of gains on equity derivative contracts were included within Principal transactions. For the nine months ended September 30, 2013, approximately $14 of losses on equity derivative contracts were included within Other income, net and approximately $150 of losses on equity derivative contracts were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Condensed   Consolidated Statements of Financial Position as of September 30, 2014:

		Gross Amount Offset in the	Net Amounts of Assets Offset in the	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties (1)	Gross Amounts of Recognized Assets	Condensed Consolidated Statements of Financial Position	Condensed Consolidated Statements of Financial Position (2)	Derivatives (3)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$1,166	$—	$1,166	$—	$—	$1,166
Counterparty B	248	(110)	138	—	—	138
Counterparty C	367	—	367	—	—	367
Total	$1,781	$(110)	$1,671	$—	$—	$1,671

Derivative Liabilities:
Counterparty A	$50	$—	$50	$—	$—	$50
Counterparty B	151	(110)	41	—	—	41
Counterparty C	463	—	463	—	—	463
Total	$664	$(110)	$554	$—	$—	$554

(1)         Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations  and Payables to brokers, dealers and clearing organizations, on the Condensed Consolidated Statements of Financial Condition. See Note 13 for further details about variation margin balances on open long and short futures contracts as of September 30, 2014.

(2)         Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively.

(3)         As of September 30, 2014, the Company does not have any derivative positions under a master netting agreement that are not netted.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Consolidated Statements of Financial Position as of December 31, 2013:

		Gross Amounts Offset in the	Net Amounts of Assets Offset in the	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties (1)	Gross Amounts of Recognized Assets	Condensed Consolidated Statements of Financial Position	Condensed Consolidated Statements of Financial Position (2)	Derivatives (3)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$268	$—	$268	$—	$—	$268
Counterparty C	411	—	411	—	—	411
Counterparty D	14	—	14	—	—	14
Total	$693	$—	$693	$—	$—	$693

Derivative Liabilities:
Counterparty A	$834	$—	$834	$—	$—	$834
Counterparty C	159	—	159	—	—	159
Total	$993	$—	$993	$—	$—	$993

(1)         Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations,  on the Condensed Consolidated Statements of Financial Condition. See Note 13 for further details about variation margin balances on open long and short futures contracts as of December 31, 2013.

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

As of September 30, 2014 and December 31, 2013, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests, a convertible note and a non-recourse loan. The carrying amount of these VIEs was $3,410 as of September 30, 2014 and $3,954 as of December 31, 2013, and was recorded within Other assets. These VIEs include a technology provider with a proprietary financial application, trading entities in which the Company has provided initial capital to fund trading activities, investment fund managers and a commodity pool operator. The Company also provides clearing and other administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $3,973 as of September 30, 2014 and $4,592 as of December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company had an economic interest in profits and losses and has provided initial capital to fund trading activities. The Company also provides clearing and other administrative services to these non-consolidated VIEs. The carrying amount of these VIEs was $77 as of September 30, 2014 and $1,653 as of December 31, 2013, and was recorded within Receivables from brokers, dealers and clearing organizations.  The maximum exposure to loss of these VIEs was $77 as of September 30, 2014 and $1,653 as of December 31, 2013.

The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $10,092 at September 30, 2014 and $8,953 as of December 31, 2013, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $3,439 at September 30, 2014 and $2,652 at December 31, 2013.

16.    REGULATORY REQUIREMENTS

Many of the Company’s material operating subsidiaries are subject to regulatory restrictions and minimum capital requirements, which may restrict the Company’s ability to withdraw capital from its subsidiaries.

  Certain domestic subsidiaries of the Company are registered as a broker-dealer, swap execution facility (“SEF”) or introducing broker and therefore are subject to the applicable rules and regulations of the Securities Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”). Certain foreign subsidiaries are also registered as introducing brokers with the CFTC. These rules contain uniform minimum net capital requirements, as defined, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2014, each of the Company’s subsidiaries that are subject to these regulations had net capital in excess of their minimum capital requirements.

  Certain of the Company’s European subsidiaries are regulated by the Financial Conduct Authority (“FCA”) and must maintain financial resources (as defined by the FCA) in excess of FCA’s total financial resources requirement. As of September 30, 2014, each of these European subsidiaries had financial resources in excess of their requirements.

  Certain other subsidiaries of the Company are subject to similar regulatory and other requirements in the jurisdictions in which they operate and, as of September 30, 2014, each of these subsidiaries was in compliance with its regulatory capital requirements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2014, the Company had the following aggregate regulatory capital, in individually regulated entities, in each of its operating regions:

	Americas	EMEA	Asia
Regulatory capital	$34,447	$138,402	$33,900
Minimum regulatory capital required	7,507	112,654	9,227
Excess regulatory capital	$26,940	$25,748	$24,673

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

The accounting policies of the segments are the same as those described above in Note 3—Summary of Significant Accounting Policies. The Company evaluates performance of the operating segments based on income (loss) before income taxes, which it defines as revenues less direct expenses.

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended September 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$55,443	$78,355	$19,472	$32,382	$24,649	$210,301
Revenues, net of interest and transaction-based expenses	52,875	76,170	19,377	7,097	25,460	180,979
(Loss) income before income taxes	15,586	24,449	5,678	(1,906)	(51,323)	(7,516)

	Three Months Ended September 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$60,384	$72,275	$15,730	$40,721	$23,323	$212,433
Revenues, net of interest and transaction-based expenses	57,995	70,283	15,653	8,702	23,607	176,240
Income (loss) before income taxes	15,515	19,078	3,438	(1,067)	(38,120)	(1,156)

	Nine Months Ended September 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$173,561	$248,913	$55,797	$112,154	$78,720	$669,145
Revenues, net of interest and transaction-based expenses	165,434	241,683	55,436	26,236	80,946	569,735
(Loss) income before income taxes	(39,883)	62,574	15,468	(25,604)	(143,516)	(130,961)

	Nine Months Ended September 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$202,765	$237,102	$52,952	$140,960	$65,324	$699,103
Revenues, net of interest and transaction-based expenses	194,372	230,031	52,693	32,840	66,253	576,189
Income (loss) before income taxes	56,139	65,756	13,257	2,492	(131,118)	6,526

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

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

For the three and nine months ended September 30, 2014 and 2013, the U.K. is the only individual foreign country that accounts for 10% or more of the Company’s total revenues and total long-lived assets. Information regarding revenue for the three and nine months ended September 30, 2014 and 2013, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of September 30, 2014 and December 31, 2013, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
United States	$54,075	$61,067	$172,383	$203,544
United Kingdom	105,938	105,471	343,286	346,166
Other	50,288	45,895	153,476	149,393
Total	$210,301	$212,433	$669,145	$699,103

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net of interest and transaction-based expenses:

United States	$53,356	$60,010	$169,697	$199,181
United Kingdom	79,354	72,764	253,485	235,884
Other	48,269	43,467	146,553	141,124
Total	$180,979	$176,240	$569,735	$576,189

	September 30, 2014	December 31, 2013
Long-lived Assets, as defined:
United States	$49,982	$49,987
United Kingdom	10,132	11,762
Other	3,979	4,396
Total	$64,093	$66,145

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

18.    RELATED PARTIES

As of September 30, 2014, entities affiliated with BGC were the beneficial owner of more than 10 percent of the Company’s common stock.  Certain of the Company’s subsidiaries transact with BGC and its affiliated entities.  For the three and nine months ended September 30, 2014, the Company earned software revenues related to transactions with BGC and its affiliated entities.  In addition, for the three and nine months ended September 30, 2014 and 2013, the Company earned brokerage revenues from transactions with BGC and its affiliated entities. The revenues earned from BGC and its affiliated entities did not have a material impact on any of the periods presented in the Company’s Condensed Consolidated Financial Statements.

As discussed in Note 2 of the Condensed Consolidated Financial Statements, on July 30, 2014, the Company entered into the CME Merger Agreement with CME. Certain of the Company’s subsidiaries transact with CME and its affiliated entities.  For the three and nine months ended September 30, 2014 and 2013, the Company earned software and brokerage revenues related to transactions with CME and its affiliated entities.  For the three and nine months ended September 30, 2014 and 2013, the Company incurred communications and market data expenses directly related to CME and its affiliates. The revenues earned and expenses incurred related to CME and its affiliated entities did not have a material impact on any of the periods presented in the Company’s Condensed Consolidated Financial Statements.

GFI GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
(In thousands except share and per share amounts)

19.    SUBSEQUENT EVENTS

Subsequent events have been evaluated for recording and disclosure in the notes to the Condensed Consolidated Financial Statements through the filing date of this Form 10-Q.

CME Registration Statement on Form S-4

On October 16, 2014, CME filed with the SEC a registration statement on Form S-4, which constituted (i) a prospectus of CME under Section 5 of the Securities Act of 1933, as amended, with respect to the shares of CME Class A Common Stock to be issued to  Company stockholders pursuant to the CME Merger Agreement, (ii) a proxy statement/prospectus of the Company under Section 14(a) of the Securities Exchange Act of 1934, as amended and (iii) notice of meeting with respect to a special meeting of Company stockholders, at which Company stockholders will be asked to consider and vote upon the adoption of the CME Merger Agreement.

BGC Unsolicited Tender Offer

On October 22, 2014, BGC, through its operating subsidiary, BGC Partners, L.P., a Delaware limited partnership, made an unsolicited conditional tender offer to purchase all outstanding shares of the Company’s common stock at a purchase price of $5.25 per share of the Company’s common stock, net to the seller in cash, without interest and less any required withholding taxes. On November 3, 2014, the  Special Committee again met with its financial and legal advisors, and after careful consideration, the Special Committee  unanimously recommended that the Company’s stockholders reject the offer and not tender their shares of the Company’s common stock because the Special Committee  believes that BGC’s tender offer (i) is illusory because it is subject to significant conditionality, including regulatory and other uncertainty, and (ii) is opportunistic based on the Corporation’s then traded market value. On November  4, 2014, the Company, acting upon the direction of the Special Committee  filed with the SEC a Recommendation/Solicitation Statement on Schedule 14D–9 detailing the recommendation of the Special Committee  in response to BGC’s tender offer and the reasons it rejected the offer.

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

•                  the impact of BGC’s unsolicited tender offer to acquire all of the Company’s outstanding common stock, including distracting the attention of management and employees, requiring expenditure of substantial time and resources, disrupting our business activities and increasing the volatility of our stock price;

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

CME Merger and Unsolicited Tender Offer by BGC

On July 30, 2014, we entered into an Agreement and Plan of Merger with CME Group Inc. (“CME”) whereby we agreed to merge with and into a wholly owned subsidiary of CME (the “CME Merger”). At the effective time of the CME Merger, each share of GFI common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive a fraction of a share (the “Exchange Ratio”) of CME Class A common stock (“CME Class A Common Stock”).  The Exchange Ratio is a fraction, the numerator of which equals $4.55 and the denominator of which equals the average closing sales price of CME Class A Common Stock as reported on the NASDAQ Global Select Market for the ten trading days ending upon and including the trading day immediately before the closing date of the CME Merger. Concurrently with the CME Merger, pursuant to an agreement and plan of merger entered into on July 30, 2014, JPI will merge with and into a wholly owned subsidiary of CME and immediately following the CME Merger, pursuant a purchase agreement entered into on July 30, 2014, a private consortium of current GFI management will acquire GFI’s wholesale brokerage and clearing businesses for $165 million in cash and the assumption, at closing, of approximately $63 million of unvested deferred compensation and other obligations.  These transactions, which are expected to close during the first quarter of 2015, are subject to approval by GFI shareholders, including the affirmative vote of a majority of the disinterested GFI shareholders, as well as customary regulatory review and approvals. Upon the closing of the transactions, GFI’s wholesale brokerage business, including the Kyte Group, is expected to continue as a privately owned company.

On September 8, 2014, Shaun D. Lynn, President of BGC Partners, Inc., a Delaware corporation (“BGC”), sent a letter to GFI’s board of directors (the “Board”) notifying the Board of BGC’s plan to commence a tender offer for 100% of the outstanding common stock of GFI at $5.25 per share in cash (the “BGC Proposal”). On September 11, 2014, following consultation with its legal and financial advisors, a special committee of the Company board of directors (the “Special Committee”) unanimously determined, which determination is required pursuant to the CME Merger Agreement, that the BGC Proposal could reasonably be expected to lead to a Superior Proposal (as defined in the CME Merger Agreement).  Following the meeting of the Special Committee, the Board met and determined in good faith, after consultation with outside legal counsel and independent financial advisors, that the BGC Proposal could reasonably be expected to lead to a Superior Proposal. On September 15, 2014, the Company issued a press release indicating the same.

On October 16, 2014, CME filed with the SEC a registration statement on Form S-4, which constituted (i) a prospectus of CME under Section 5 of the Securities Act of 1933, as amended, with respect to the shares of CME Class A Common Stock to be issued to Company stockholders pursuant to the CME Merger Agreement, (ii) a proxy statement/prospectus of the Company under Section 14(a) of the Securities Exchange Act of 1934, as amended and (iii) notice of meeting with respect to a special meeting of Company stockholders, at which Company stockholders will be asked to consider and vote upon the adoption of the CME Merger Agreement.

On October 22, 2014, BGC, through its operating subsidiary, BGC Partners, L.P., a Delaware limited partnership, made an unsolicited conditional tender offer to purchase all outstanding shares of GFI’s common stock at a purchase price of $5.25 per share of GFI’s common stock, net to the seller in cash, without interest and less any required withholding taxes. On November 3, 2014, the Special Committee again met with its financial and legal advisors, and after careful consideration, the Special Committee unanimously recommended that GFI’s stockholders reject the offer and not tender their shares of GFI’s common stock because the Special Committee believes that BGC’s tender offer (i) undervalues GFI and its prospects, (ii) is illusory because it is subject to significant regulatory and other uncertainty, and (iii) is opportunistic based on the Corporation’s then traded market value. On November 4, 2014, GFI, acting upon the direction of the Special Committee filed with the SEC a Recommendation/Solicitation Statement on Schedule 14D-9 detailing the recommendation of the Special Committee in response to BGC’s tender offer and the reasons it rejected the offer.

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

Market Volumes and Volatility

Recent Activity in Underlying Markets. We believe that overall market volatility was generally lower in the third quarter of 2014 than that of the same period in 2013. However, currency market volatility began to increase during the latter half of the quarter, which led to increased trading volumes in the foreign currency markets in the third quarter of 2014 relative to the same quarter of 2013.  Many dealer banks reported increases in their fixed income, currencies and commodities revenues for the second quarter of 2014, as compared to the same prior year quarter.

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

OTC market volumes were generally mixed across most asset classes during the third quarter of 2014, as compared to the same period in 2013. OTC markets continued to confront higher capital requirements and a low global short-term interest rate environment. The level of the Chicago Board Options Exchange Volatility Index (“VIX”), on average, was approximately 8% lower during the third quarter of 2014 compared with the same period in the prior year. The Bank of America Merrill Lynch (“BAML”) Global Financial Stress Index was also lower during the third quarter of 2014 when compared to the same prior year period. We believe that these indexes provide valuable proxies for the overall volatility across our four brokerage product categories. However, it should be noted that volatility events can affect each of our product categories to varying degrees.

Fixed Income Volumes. Our fixed income product category is comprised of revenues related to the brokerage of cash and derivative fixed income products. Fixed income volumes typically correlate with fluctuations in interest rates, market volatility and the level of bond issuances. Interest rates remained low during the third quarter of 2014, while market volatility in this product category generally declined compared to the same period in 2013. In addition, corporate bond issuances decreased for the three months ended September 30, 2014 as compared to the same prior year period, with the Securities Industry and Financial Markets Association (“SIFMA”) reporting an 18% decrease in corporate bond issuances, year over year.  However, SIFMA also reported a 14% increase in average daily volumes (“ADV”) for U.S. corporate debt in the third quarter of 2014 compared with the same prior year period, while BrokerTec, an electronic trading platform in the fixed income market, reported increased ADV of 3%, year over year.  Conversely, IntercontinentalExchange Inc. (“ICE”) reported a 6% decline in credit default swap trade execution revenues compared with the same period in 2013.  In comparison, our fixed income volumes increased on the majority of our desks in the third quarter of 2014 from the same period in 2013, while our margins generally declined.  Our brokerage revenues from fixed income products declined 1% in the three months ended September 30, 2014, as compared to the same period in the prior year.

Interest Rate and Foreign Exchange Volumes. Our financial product category primarily consists of revenues related to the brokerage of foreign exchange and interest rate derivative products. Foreign exchange volumes generally increased in the third quarter of 2014, compared with the third quarter of 2013, predominately driven by an increase in volatility during the period.  CME’s foreign exchange derivatives ADVs increased 1% in the third quarter of 2014, while EBS, an electronic trading platform for spot currencies, reported a 10% increase in volumes, year over year.  In addition, reported volumes for interest rate products generally increased in the three months ended September 30, 2014, as compared to the same period in 2013, with CME reporting a 23% increase in interest rate derivatives ADVs for the third quarter of 2014. Similarly, our volumes increased in the financial products category in the third quarter of 2014 from the same prior year period, while our margins were generally flat to down.  Overall, our brokerage revenues from financial products increased 21% in the three months ended September 30, 2014, as compared to the same period in the prior year.

Equity Volumes. Our equity product category consists of revenues related to the brokerage of cash equity and equity derivative products.  Cash equity and equity derivative volume indicators in Europe and the U.S. were generally mixed in the third quarter of 2014 compared with the same prior year period.  International Securities Exchange’s equity derivative volumes declined 18% in the third quarter of 2014 as compared to the same period in 2013, while Eurex European equity derivative volumes declined 2% over that same period.  However, Options Clearing Corporation reported an 8% increase in cleared equity option contract volumes. In addition, ADVs for NYSE’s U.S. cash products declined 4% during the third quarter of 2014, while ADVs for Euronext’s European cash products (the vast majority of which are cash equity products) increased 2%, year over year. Our equity volumes improved on a majority of our desks in the third quarter of 2014 as compared to the same prior year period, with less favorable trading margins having a negative impact on certain products within our cash equity business. Our brokerage revenues from all equity products declined 9% in the third quarter of 2014, as compared to the same period in the prior year.

Commodity Volumes. Our commodity product category consists of a wide range of energy products, and to a lesser extent, other commodity products. Energy derivatives volumes generally declined in the third quarter of 2014 as compared to the same period in 2013. CME’s Energy derivatives ADVs decreased 3% in the three months ended September 30, 2014 compared with the same prior year period, while ICE’s Energy derivatives ADVs decreased 8%, year over year. In addition, ICE reported an increase of approximately 11% in the quarterly rate per contract (“RPC”), while CME’s reported RPC declined approximately 1%. Our volumes across the various energy products for which we provide brokerage services generally declined in the third quarter of 2014, from the comparable period in 2013, while, revenues for certain commodity products were negatively impacted by a decrease in margins. Our brokerage revenues from commodity products declined 11% in the third quarter of 2014, as compared to the same period in the prior year.

Clearing Services Volumes.  Our Kyte subsidiary’s clearing operations are subject to many of the same drivers that influence OTC market volumes.  Kyte’s clearing revenues declined for the three months ended September 30, 2014 compared with the same prior year period, primarily due to a decrease in trading volume.

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

In addition, we believe that the continued regulatory uncertainty in certain markets has resulted in lower trading volumes and fewer participants in these markets. GFI Swaps Exchange LLC, our SEF platform, was temporarily registered as a SEF by the CFTC in September 2013 and many of the rules governing the operation of a SEF for swaps in the U.S. became effective on October 2, 2013. The requirements for SEF trading are still in their infancy and there remains significant confusion regarding the interpretation of these regulations and their cross-border application.  This continues to create uncertainty and depressed volumes, as market participants work to understand how to structure their global business and trading. Additionally, the SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. However, in the long run, we remain optimistic that the regulatory reform of recent years, including requirements for enhanced regulatory transparency, central clearing and efficient execution, will benefit and enable growth in the global derivatives markets.

Technology Development

Over the past year, we have continued to expand our proprietary electronic trade execution capabilities for our SEF and non-SEF businesses, as well as the number of users of our hybrid electronic trading platforms. We continue to believe the impact of the Dodd-Frank Act will encourage the growth of hybrid electronic trading for a number of products we broker and we believe that our technological capability will position us well in the future as regulatory rules are finalized and implemented.  For example, revenues from our electronic matching sessions in cash fixed income increased in the third quarter of 2014 compared to the same quarter of 2013.

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

Financial Overview

Our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three-month period ended September 30, 2014:

Our total revenues decreased 1.0% to $210.3 million for the three months ended September 30, 2014 from $212.4 million for the three months ended September 30, 2013. The main factors contributing to this decrease in our revenues were:

•                  Decreased clearing services revenues due to a decline in the number of trades cleared by our Kyte subsidiary;

•                  Low volatility in certain markets in which we provide brokerage services, in addition to low global interest rate environments adversely impacting trading volumes for much of the quarter; and

•                  The reduction in broker personnel headcount.

Partially offsetting the above factors were the following positive factors that affected our brokerage and other revenues, including:

•                  Increased trading volumes in our financial product category, particularly towards the latter half of the third quarter, as currency market volatility began to increase from historically low rates;

•                  Increased customer usage of our electronic trading platforms and matching sessions in cash fixed income products; and

•                  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, amortization of sign-on and retention bonuses, incentive compensation and related employee benefits and taxes.  Our compensation and employee benefits expense increased 1.3% to $122.7 million for the three months ended September 30, 2014 from $121.1 million for the three months ended September 30, 2013.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees, while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses increased to $34.4 million for the three months ended September 30, 2014 from $32.6 million for the three months ended September 30, 2013.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash, restricted stock units (“RSUs”) or as deferred cash awards, or a combination thereof, and are typically expensed over the term of the related employment agreement for cash bonuses and the related service period for RSUs and deferred cash awards, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment and forfeiture provisions for unvested RSUs and deferred cash should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses decreased to $6.9 million for the three months ended September 30, 2014, as compared to $8.0 million for the three months ended September 30, 2013.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
		(dollars in thousands)
Revenues
Agency commissions	$112,303	$109,365	$343,410	$358,413
Principal transactions	41,453	41,841	139,090	143,468
Total brokerage revenues	153,756	151,206	482,500	501,881
Clearing services revenues	26,373	32,722	89,139	110,225
Interest income from clearing services	579	455	1,679	1,623
Equity in net earnings of unconsolidated businesses	639	1,566	4,686	6,925
Software, analytics and market data	26,095	22,472	77,455	66,438
Other income, net	2,859	4,012	13,686	12,011
Total revenues	210,301	212,433	669,145	699,103
Interest and transaction-based expenses
Transaction fees on clearing services	24,786	31,620	84,362	106,952
Transaction fees on brokerage services	4,330	4,430	14,488	15,572
Interest expense from clearing services	206	143	560	390
Total interest and transaction-based expenses	29,322	36,193	99,410	122,914
Revenues, net of interest and transaction-based expenses	180,979	176,240	569,735	576,189
Expenses
Compensation and employee benefits	122,720	121,109	390,420	392,737
Communications and market data	13,335	13,747	40,202	41,077
Travel and promotion	7,184	7,380	22,924	23,298
Rent and occupancy	7,835	7,901	23,811	22,152
Depreciation and amortization	8,480	8,320	25,873	24,962
Professional fees	13,650	5,712	29,928	18,824
Interest on borrowings	8,466	7,612	24,393	22,475
Impairment of goodwill	—	—	121,619	—
Other expenses	6,825	5,615	21,526	24,138
Total other expenses	188,495	177,396	700,696	569,663
(Loss) income before benefit from income taxes	(7,516)	(1,156)	(130,961)	6,526
Benefit from income taxes	(56)	(1,127)	(30,239)	(5,267)
Net (loss) income before attribution to non-controlling stockholders	(7,460)	(29)	(100,722)	11,793
Less: Net income attributable to non-controlling interests	231	432	762	889
GFI’s net (loss) income	$(7,691)	$(461)	$(101,484)	$10,904

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Agency commissions	62.1%	62.1%	60.3%	62.2%
Principal transactions	22.9	23.7	24.4	24.9
Total brokerage revenues	85.0	85.8	84.7	87.1
Clearing services revenues	14.6	18.5	15.6	19.1
Interest income from clearing services	0.3	0.3	0.3	0.3
Equity in net earnings of unconsolidated businesses	0.3	0.9	0.8	1.2
Software, analytics and market data	14.4	12.7	13.6	11.5
Other income, net	1.6	2.3	2.4	2.1
Total revenues	116.2	120.5	117.4	121.3
Interest and transaction-based expenses
Transaction fees on clearing services	13.7	17.9	14.8	18.5
Transaction fees on brokerage services	2.4	2.5	2.5	2.7
Interest expense from clearing services	0.1	0.1	0.1	0.1
Total interest and transaction-based expenses	16.2	20.5	17.4	21.3
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	67.8	68.7	68.5	68.2
Communications and market data	7.3	7.8	7.1	7.1
Travel and promotion	4.0	4.2	4.0	4.0
Rent and occupancy	4.3	4.5	4.2	3.9
Depreciation and amortization	4.7	4.7	4.5	4.3
Professional fees	7.5	3.3	5.3	3.3
Interest on borrowings	4.7	4.3	4.3	3.9
Impairment of goodwill	0.0	0.0	21.3	0.0
Other expenses	3.8	3.2	3.8	4.2
Total other expenses	104.1%	100.7%	123.0%	98.9%
(Loss) income before benefit from income taxes	(4.1)	(0.7)	(23.0)	1.1
Benefit from income taxes	0.0	(0.6)	(5.3)	(0.9)
Net (loss) income before attribution to non-controlling stockholders	(4.1)	(0.1)	(17.7)	2.0
Less: Net income attributable to non-controlling interests	0.1	0.2	0.1	0.1
GFI’s net (loss) income	(4.2)%	(0.3)%	(17.8)%	1.9%

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net Loss

GFI’s net loss was $7.7 million for the three months ended September 30, 2014 compared to net loss of $0.5 million for the same period in 2013. We generated total revenues of $210.3 million for the third quarter of 2014 compared with $212.4 million for the same period in the prior year. The net decrease in total revenues reflected lower clearing services revenues, partially offset by increased revenues from Software, analytics and market data and higher brokerage revenues, principally due to the factors set forth above under heading “Financial Overview.”

Total interest and transaction-based expenses decreased by $6.9 million for the three months ended September 30, 2014 from the same quarter in 2013. The decrease was primarily as a result of lower transaction fees on clearing services at our Kyte subsidiary, predominantly due to a decrease in the number of trades cleared.

Total expenses, excluding interest and transaction-based expenses, were $188.5 million for the three months ended September 30, 2014 compared with $177.4 in the same prior year period.  The increase was primarily attributable to an increase in professional fees related to the pending CME Merger, and, to a lesser extent, an increase in compensation and employee benefits expense.

We recorded a benefit from income taxes of $56 thousand for the three months ended September 30, 2014 as compared to $1.1 million for the three months ended September 30, 2013. The change was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the three months ended September 30, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2014	%*	2013	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$41,154	22.8%	$41,583	23.6%	$(429)	(1.0)%
Equity	23,475	13.0	25,866	14.7	(2,391)	(9.2)
Financial	54,175	29.9	44,700	25.4	9,475	21.2
Commodity	34,952	19.3	39,057	22.1	(4,105)	(10.5)
Total brokerage revenues	153,756	85.0	151,206	85.8	2,550	1.7
Clearing services revenues	26,373	14.6	32,722	18.5	(6,349)	(19.4)
Other revenues	30,172	16.6	28,505	16.2	1,667	5.8
Total revenues	210,301	116.2	212,433	120.5	(2,132)	(1.0)
Total interest and transaction-based expenses	29,322	16.2	36,193	20.5	(6,871)	(19.0)
Revenues, net of interest and transaction-based expenses	$180,979	100.0%	$176,240	100.0%	$4,739	2.7%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended September 30, 2014 as compared to the same period in 2013.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories for the three months ended September 30, 2014 increased approximately 10%, as compared to the same prior year period.

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

•                  Fixed income product brokerage revenues decreased $0.4 million, or 1.0%, for the three months ended September 30, 2014 compared to the same period in 2013.  Revenues from fixed income derivative products decreased approximately 9.6%, while revenues from fixed income cash products increased by approximately 4.4%, year over year.  The decrease in our fixed income derivative revenues was largely as a result of continued low global interests rates and low volatility in the fixed income product category.  Partially offsetting this decrease was an increase in our fixed income brokerage revenues generated by certain desks in Europe and Asia. Our average monthly brokerage personnel headcount for fixed income products decreased by 34 to 279 employees for the three months ended September 30, 2014.

•                  The decrease in equity product brokerage revenues of $2.4 million, or 9.2%, for the three months ended September 30, 2014 compared with the same prior year period, was primarily attributable to lower equity derivative trading volumes in the U.S.  Our average monthly brokerage personnel headcount for equity products decreased by 21 to 159 employees for the three months ended September 30, 2014.

•                  The increase in financial product brokerage revenues of $9.5 million, or 21.2%, for the three months ended September 30, 2014 compared with the same period in 2013, was primarily attributable to increased trading volumes in this product category, particularly towards the latter half of the third quarter, as currency market volatility began to increase from historically low rates.   Our average monthly brokerage personnel headcount for financial products decreased by 38 to 347 employees for the three months ended September 30, 2014.

•                  Commodity product brokerage revenues decreased $4.1 million, or 10.5%, for the three months ended September 30, 2014 compared to the same prior year quarter.  The decrease was primarily attributable to lower trading volumes in the U.S., principally as a result of reduced trading operations of certain commodities dealers amid the uncertainty surrounding the regulatory landscape for market participants and transactions.  This decrease was partially offset by an increase in our commodity brokerage revenues in Europe.  Our average monthly brokerage personnel headcount for commodity products increased by 2 to 275 employees for the three months ended September 30, 2014.

Clearing Services Revenue

•                  Clearing services revenues decreased by $6.3 million, or 19.4%, in the three months ended September 30, 2014 compared to the same prior year period, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended September 30,
	2014	2013	Increase (Decrease)	%*
Software, analytics and market data	$26,095	$22,472	$3,623	16.1%
Equity in net earnings of unconsolidated businesses	639	1,566	(927)	(59.2)
Remeasurement of foreign currency transactions and balances	(2,809)	2,212	(5,021)	(227.0)
Net realized and unrealized gains (losses) from foreign currency hedges	2,199	(735)	2,934	(399.2)
Interest income on short-term investments	166	175	(9)	(5.1)
Interest income from clearing services	579	455	124	27.3
Other	3,303	2,360	943	40.0
Total other revenues	$30,172	$28,505	$1,667	5.8%

*                             Denotes % change of dollar amount of revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013

Other revenues increased by $1.7 million for the three months ended September 30, 2014 as compared to the same quarter in 2013. The increase primarily reflected the continued growth at our Trayport subsidiary, which is included in our Software, analytics and market data revenue line.  Revenues at Trayport grew primarily due to an expansion of product and service offerings to its existing customer base. The increase in Other revenues was also due, in part, to an increase in net realized and unrealized gains related to foreign currency forward hedges.  These increases were partially offset by an increase in net losses on remeasurement of foreign currency transactions and balances primarily due to (i) fluctuations in certain foreign currency exchange rates and (ii) a translation gain on liquidation of foreign subsidiary during the third quarter of 2013.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $6.9 million in the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade on behalf of its clients, which are pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues increased to 6.0% for the three months ended September 30, 2014 as compared to 3.4% for the year-ago period, principally due to lower trading volumes during the quarter, and more favorable margins obtained from the restructuring of certain contracts with clearing customers.

Expenses

The following table sets forth the changes in expenses for the three months ended September 30, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2014	%*	2013	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$122,720	67.8%	$121,109	68.7%	$1,611	1.3%
Communications and market data	13,335	7.4	13,747	7.8	(412)	(3.0)
Travel and promotion	7,184	4.0	7,380	4.2	(196)	(2.7)
Rent and occupancy	7,835	4.3	7,901	4.5	(66)	(0.8)
Depreciation and amortization	8,480	4.7	8,320	4.7	160	1.9
Professional fees	13,650	7.5	5,712	3.3	7,938	139.0
Interest on borrowings	8,466	4.7	7,612	4.3	854	11.2
Other expenses	6,825	3.8	5,615	3.2	1,210	21.5
Total other expenses	$188,495	104.2%	$177,396	100.7%	$11,099	6.3%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013

Compensation and Employee Benefits

•                  Compensation and employee benefits expense increased $1.6 million for the three months ended September 30, 2014 as compared with the same prior year period. The increase was predominantly due to (i) higher back office salaries expense partially related to the hiring of additional technology and regulatory compliance personnel and (ii) higher performance bonus expense on increased brokerage revenues. The increase in these employee compensation costs was also impacted by less favorable foreign exchange rates in the third quarter of 2014.  Partially offsetting these increases was a decrease in amortization expense on previously paid sign-on and retention bonuses and share-based compensation.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 67.8% for the three months ended September 30, 2014 compared to 68.7% for the same period in 2013.

•                  Performance bonus expense represented 33.7% and 33.3% of total compensation and employee benefits expense for the three months ended September 30, 2014 and 2013, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 5.8% and 7.1% of total compensation and employee benefits expense for the three months ended September 30, 2014 and 2013, respectively.

All Other Expenses

•                  The increase in professional fees of $7.9 million was primarily attributable to services provided to the Company related to the pending CME Merger during the third quarter of 2014.

•                  The increase in other expenses of $1.2 million was due to various individually small non-recurring items.

Income Taxes

•                  We recorded a benefit from income taxes of $56 thousand for the three months ended September 30, 2014, as compared to $1.1 million for the three months ended September 30, 2013.  The net increase in benefit from income taxes was primarily due to U.S. taxes associated with actual and deemed repatriations of earnings from our non-U.S. subsidiaries. The remaining change in income tax expense relative to the same period in 2013 is primarily due to a change in the geographical mix of pre-tax profits and losses.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net (Loss) Income

GFI’s net loss was $101.5 million for the nine months ended September 30, 2014 compared to net income of $10.9 million for the same period in 2013.  We generated total revenues of $669.1 million for the nine months ended September 30, 2014 compared with $699.1 million for the same period in the prior year. The net decrease in total revenues was largely as result of lower clearing services revenues, which declined $21.1 million, or 19.1%, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  In addition, the net decrease in total revenues was also partly attributable to lower brokerage revenues, which decreased $19.4 million, or 3.9%, primarily due to lower trading volumes, which were adversely impacted by a combination of ongoing regulatory change, a continuously low global short-term interest rate environment, and low volatility for most of the period.  Partially offsetting the decline in these revenues was an increase in software, analytics and market data revenues, of $11.0 million, or 16.6%, mostly due to an increase in revenues at our Trayport subsidiary resulting from an expansion of product and service offerings to its existing customer base.

Total interest and transaction-based expenses decreased by $23.5 million for the nine months ended September 30, 2014 from the same period in 2013. The decrease was primarily as a result of lower transaction fees on clearing services at our Kyte subsidiary, largely due to a decrease in the number of trades cleared.

Total expenses, excluding interest and transaction-based expenses, were $700.7 million for the nine months ended September 30, 2014 compared with $569.7 million in the same prior year period. The increase was primarily related to aggregate non-cash goodwill impairment charges of $121.6 million recorded in the second quarter of 2014 and, to a lesser extent, an increase in professional fees related to the pending CME Merger. Slightly offsetting these charges were (i) a decrease in compensation and employee benefits expense due to lower performance bonus expense on lower brokerage revenues and lower broker salary expense on reduced brokerage personnel headcount and (ii) a decrease in other expenses, principally related to legal costs incurred during the first quarter of 2013 in connection with previously opened desks and offices.

We recorded a benefit from income taxes of $30.2 million for the nine months ended September 30, 2014 as compared to $5.3 million for the nine months ended September 30, 2013. The change was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the nine months ended September 30, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2014	%*	2013	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$136,747	24.0%	$136,903	23.8%	$(156)	(0.1)%
Equity	79,205	13.9	90,188	15.7	(10,983)	(12.2)
Financial	152,373	26.8	151,030	26.2	1,343	0.9
Commodity	114,175	20.0	123,760	21.4	(9,585)	(7.7)
Total brokerage revenues	482,500	84.7	501,881	87.1	(19,381)	(3.9)
Clearing services revenues	89,139	15.6	110,225	19.1	(21,086)	(19.1)
Other revenues	97,506	17.1	86,997	15.1	10,509	12.1
Total revenues	669,145	117.4	699,103	121.3	(29,958)	(4.3)
Total interest and transaction-based expenses	99,410	17.4	122,914	21.3	(23,504)	(19.1)
Revenues, net of interest and transaction-based expenses	$569,735	100.0%	$576,189	100.0%	$(6,454)	(1.1)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the nine months ended September 30, 2014 as compared to the same period in 2013.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories for the nine months ended September 30, 2014 increased approximately 4%, as compared to the same prior year period.

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

•                  Fixed income product brokerage revenues decreased $0.2 million, or less than 1%, for the nine months ended September 30, 2014 compared to the same period in 2013. Revenues from cash fixed income products increased approximately 4.3%, while revenues from fixed income derivative products decreased by 7.2%, year over year. The overall increase in fixed income product revenues was primarily attributable to revenues generated by new desks which commenced operations during the second quarter of 2013, as well as an increase in revenues generated by our electronic matching sessions. Largely offsetting this increase was a decrease in our fixed income derivative revenues primarily as a result of continued low global interests rates and low volatility, as well as ongoing regulatory change which had an adverse effect on this product category. Our average monthly brokerage personnel headcount for fixed income products decreased by 14 to 282 employees for the nine months ended September 30, 2014.

•                  The decrease in equity product brokerage revenues of $10.9 million, or 12.2%, for the nine months ended September 30, 2014 compared with the same period in 2013, was primarily attributable to lower equity derivative trading volumes in the U.S. and Europe, and reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for equity products decreased by 24 to 165 employees for the nine months ended September 30, 2014.

•                  Financial product brokerage revenues increased $1.3 million, or slightly less than 1%, for the nine months ended September 30, 2014 compared with same prior year period. The increase was primarily attributable to increased trading volumes in this product category towards the latter half of the third quarter as currency market volatility began to increase from historically low rates.  Partially offsetting this third quarter increase was low trading volumes exhibited throughout a large portion of the period, which was characterized by low volatility and the unfavorable effects of an evolving regulatory environment.  Our average monthly brokerage personnel headcount for financial products decreased by 38 to 355 employees for the nine months ended September 30, 2014.

•                  The decrease in commodity product brokerage revenues of $9.6 million, or 7.7%, in the nine months ended September 30, 2014 was primarily attributable to lower trading volumes in the U.S., principally as a result of reduced trading operations of certain commodities dealers amid the uncertainty surrounding the regulatory landscape for certain market participants and transactions.  This decrease was partially offset by an increase in our commodity brokerage revenues in Europe. Our average monthly brokerage personnel headcount for commodity products decreased by 12 to 270 employees for the nine months ended September 30, 2014.

Clearing Services Revenue

•                  Clearing services revenues decreased by $21.1 million, or 19.1%, in the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.  Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	%*
Software, analytics and market data	$77,455	$66,438	$11,017	16.6%
Equity in net earnings of unconsolidated businesses	4,686	6,925	(2,239)	(32.3)
Remeasurement of foreign currency transactions and balances	(2,694)	1,757	(4,451)	(253.3)
Net realized and unrealized gains (losses) from foreign currency hedges	3,389	(1,516)	4,905	(323.5)
Interest income on short-term investments	421	514	(93)	(18.1)
Interest income from clearing services	1,679	1,623	56	3.5
Other	12,570	11,256	1,314	11.7
Total other revenues	$97,506	$86,997	$10,509	12.1%

*                             Denotes % change of dollar amount of revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

Other revenues increased by $10.5 million for nine months ended September 30, 2014 as compared to the same period in 2013. The increase primarily reflected the continued growth at our Trayport subsidiary, which is included in our Software, analytics and market data revenue line.  Revenues at Trayport grew primarily due to an expansion of product and service offerings to its existing customer base. The increase in Other revenues was also due, in part, to an increase in net unrealized gains related to foreign currency forward hedges.  These increases were partially offset by an increase in net losses on remeasurement of foreign currency transactions and balances primarily due to (i) fluctuations in certain foreign currency exchange rates and (ii) a translation gain on liquidation of a foreign subsidiary during the third quarter of 2013.  Also offsetting these increases was a decrease in equity in net earnings of unconsolidated businesses primarily as a result of a decline in earnings of several Kyte backed traders during the nine months ended September 30, 2014

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $23.5 million in the nine months ended September 30, 2014 from the same period in 2013 was primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.

                        Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade on behalf of its clients, which are pass-through costs and are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues increased to 5.4% for the nine months ended September 30, 2014 as compared to 3.0% for the same year-ago period, principally due to lower trading volumes during the nine months ended September 30, 2014 and more favorable margins obtained from the restructuring of certain contracts with clearing customers.

Expenses

The following table sets forth the changes in expenses for the nine months ended September 30, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2014	%*	2013	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$390,420	68.5%	$392,737	68.2%	$(2,317)	(0.6)%
Communications and market data	40,202	7.1	41,077	7.1	(875)	(2.1)
Travel and promotion	22,924	4.0	23,298	4.0	(374)	(1.6)
Rent and occupancy	23,811	4.2	22,152	3.9	1,659	7.5
Depreciation and amortization	25,873	4.5	24,962	4.3	911	3.6
Professional fees	29,928	5.3	18,824	3.3	11,104	59.0
Interest on borrowings	24,393	4.3	22,475	3.9	1,918	8.5
Impairment of goodwill	121,619	21.3	—	0.0	121,619	0.0
Other expenses	21,526	3.8	24,138	4.2	(2,612)	(10.8)
Total other expenses	$700,696	123.0%	$569,663	98.9%	$131,033	23.0

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $2.3 million for the nine months ended September 30, 2014 was predominately due to (i) lower performance bonus expense on lower brokerage revenues for the nine months ended September 30, 2014, (ii) lower broker salary expense on reduced brokerage personnel headcount and (iii) a decrease in amortization expense on previously paid sign-on and retention bonuses and share-based compensation. Partially offsetting this decrease was higher back office salaries expense related to the hiring of additional technology and regulatory compliance personnel.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 68.5% for the nine months ended September 30, 2014 compared to 68.2% for the same period in 2013.

•                  Performance bonus expense represented 35.7% and 36.5% of total compensation and employee benefits expense for the nine months ended September 30, 2014 and 2013, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 6.1% and 7.2% of total compensation and employee benefits expense for the nine months ended September 30, 2014 and 2013, respectively.

All Other Expenses

•                  The increase in professional fees of $11.1 million was largely attributable to services provided to the Company related to the pending CME Merger during the nine months ended September 30, 2014.

•                  The decrease in other expenses of $2.6 million was primarily attributable to legal costs incurred during the nine months ended September 30, 2013 in connection with previously opened desks and offices.

•                  The increase in interest on borrowings of $1.9 million was largely due to higher interest expense on our 8.375% Senior Notes as a result of the effect of downgrades to the Company’s credit rating by rating agencies in 2013.

•                  The increase in rent and occupancy expense of $1.7 million was due, in part, to one of our U.K. subsidiaries relocating to office space with a higher rental cost during the second quarter of 2013.

•                  As discussed in Note 5 to the Condensed Consolidated Financial Statements, during the second quarter of 2014, we recorded non-cash, pre-tax charges of $121.6 million related to the impairment of goodwill in three of our reporting units: (i) $83.3 million recorded in Americas Brokerage, (ii) $14.8 million recorded in EMEA Brokerage and (iii) $23.5 million recorded in our Clearing and Backed Trading.

Income Taxes

•                  We recorded a benefit from income taxes of $30.2 million for the nine months ended September 30, 2014, as compared to $5.3 million for the nine months ended September 30, 2013.  The benefit from income taxes for the nine months ended September 30, 2014 was primarily a result of a $29.2 million discrete tax benefit attributable to non-cash goodwill impairment charges recorded in the U.S. during the second quarter of 2014.  The nine months ended September 30, 2013 were primarily impacted by the following items:  (i) a tax benefit of $2.7 million under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (ii) a tax benefit of $1.2 million arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iii) the release of a tax liability of $1.4 million in a foreign subsidiary where the statute of limitations has now expired.  The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

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

Segment Results for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended September 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$55,443	$78,355	$19,472	$32,382	$24,649	$210,301
Revenues, net of interest and transaction-based expenses	52,875	76,170	19,377	7,097	25,460	180,979
Other expenses	37,289	51,721	13,699	9,003	76,783	188,495
(Loss) income before income taxes	15,586	24,449	5,678	(1,906)	(51,323)	(7,516)

	Three Months Ended September 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$60,384	$72,275	$15,730	$40,721	$23,323	$212,433
Revenues, net of interest and transaction-based expenses	57,995	70,283	15,653	8,702	23,607	176,240
Other expenses	42,480	51,205	12,215	9,769	61,727	177,396
Income (loss) before income taxes	15,515	19,078	3,438	(1,067)	(38,120)	(1,156)

Total Revenues

•                  Total revenues for EMEA Brokerage and Asia Brokerage increased $6.1 million, or 8.4%, and $3.7 million, or 23.8%, respectively, for the third quarter of 2014. Total revenues for Americas Brokerage decreased $4.9 million, or 8.2%, for the three months ended September 30, 2014. Total revenues for our three brokerage segments in total increased by $4.9 million, or 3.3%, to $153.3 million for the three months ended September 30, 2014. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013”.

•                  Total revenues for Clearing and Backed Trading decreased $8.3 million, or 20.5%, for the three months ended September 30, 2014. The decrease was primarily due to a decrease in clearing services revenues as a result of a lower number of trades cleared by our Kyte subsidiary, and to a lesser extent, lower trading revenues for this segment.

•                  Total revenues for All Other increased by $1.3 million, or 5.7%, for the three months ended September 30, 2014. This increase was due, in large part, to (i) an increase in software revenues at our Trayport subsidiary, primarily attributable to an expansion of product and service offerings to its existing customer base. This increase was partially offset by a net decrease in Other income, net associated with net losses on remeasurement of foreign currency transactions and balances primarily due to (i) fluctuations in certain foreign currency exchange rates and (ii) a translation gain on liquidation of foreign subsidiary during the third quarter of 2013.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments increased to $4.8 million for the three months ended September 30, 2014, as compared to $4.5 million for the same period in 2013.

•                  Total interest and transaction-based fees for Clearing and Backed Trading decreased by $6.7 million to $25.3 million for the three months ended September 30, 2014 from $32.0 million for the prior year third quarter, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.

Other Expenses

•                  Other expenses for Americas Brokerage decreased $5.2 million, or 12.2% for the third quarter of 2014. The decrease for the Americas brokerage segment was largely due to a decrease in compensation and employee benefits expense resulting from (i) lower performance bonus expense on lower brokerage revenues for the third quarter of 2014 and (ii) lower broker salary expense on reduced brokerage headcount. Other expenses for Asia Brokerage and EMEA Brokerage increased $1.5 million, or 12.1%, and $0.5 million, or 1.0%, respectively, for the three months ended September 30, 2014, compared with the same period in 2013. The increase for the Asia brokerage segment was primarily due to an increase in compensation and employee benefits expense resulting from higher performance bonus expense on higher brokerage revenues. Total Other expenses for our three brokerage segments decreased by $3.2 million, or 3.0%, to $102.7 million for the three months ended September 30, 2014.

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

•                  Other expenses for Clearing and Backed Trading decreased $0.8 million, or 7.8% for the three months ended September 30, 2014. The decrease was due, in part, to a decrease in communications and market data expense.

•                  Other expenses for All Other increased by $15.1 million, or 24.4% for the three months ended September 30, 2014. The increase was primarily attributable to (i) an increase in professional fees related to the pending CME Merger, (ii) higher back office salaries expense related to the hiring of additional technology and regulatory compliance personnel and (iii) higher interest expense on our 8.375% Senior Notes as a result of the cumulative effect of downgrades to the Company’s credit rating by various rating agencies in 2013.

Segment Results for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Nine Months Ended September 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$173,561	$248,913	$55,797	$112,154	$78,720	$669,145
Revenues, net of interest and transaction-based expenses	165,434	241,683	55,436	26,236	80,946	569,735
Other expenses	205,317	179,109	39,968	51,840	224,462	700,696
(Loss) income before income taxes	(39,883)	62,574	15,468	(25,604)	(143,516)	(130,961)

	Nine Months Ended September 30, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$202,765	$237,102	$52,952	$140,960	$65,324	$699,103
Revenues, net of interest and transaction-based expenses	194,372	230,031	52,693	32,840	66,253	576,189
Other expenses	138,233	164,275	39,436	30,348	197,371	569,663
Income (loss) before income taxes	56,139	65,756	13,257	2,492	(131,118)	6,526

Total Revenues

•                  Total revenues for EMEA Brokerage and Asia Brokerage increased by $11.8 million, or 5.0%, and $2.8 million, or 5.4%, respectively, for the nine months ended September 30, 2014. Total revenues for Americas Brokerage decreased by $29.2 million, or 14.4%, for the nine months ended September 30, 2014. Total revenues for our three brokerage segments in total decreased by $14.5 million, or 3.0%, to $478.3 million for the nine months ended September 30, 2014. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2014”.

•                  Total revenues for Clearing and Backed Trading decreased by $28.8 million, or 20.4%, for the nine months ended September 30, 2014. The decrease was primarily attributable to a decrease in clearing services revenues as a result of a lower number of trades cleared by our Kyte subsidiary.

•                  Total revenues for All Other increased by $13.4 million, or 20.5%, for the nine months ended September 30, 2014. This increase was due, in large part, to (i) an increase in software revenues at our Trayport subsidiary, primarily attributable to an expansion of product and service offerings to its existing customer base and (ii) a net increase in Other income, net largely related to a gain on the mark-to-market of the contingent consideration liability associated with the acquisition of Contigo Limited.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments remained flat at $15.7 million for the nine months ended September 30, 2014, as compared to $15.7 million for the same period in 2013.

•                  Total interest and transaction-based fees for Clearing and Backed Trading decreased by $22.2 million to $85.9 million for the nine months ended September 30, 2014 from $108.1 million for the same prior year period, primarily due to a decrease in the number of trades cleared by our Kyte subsidiary.

Other Expenses

•                  Other expenses for Americas Brokerage and EMEA Brokerage increased $67.1 million, or 48.5%, and $14.8 million, or 9.0%, respectively, for the nine months ended September 30, 2014. These increases were primarily due to non-cash impairment charges related to goodwill of $83.3 million at Americas Brokerage and $14.8 million at EMEA Brokerage, during the second quarter of 2014. The increase at both segments was partially offset by a decrease in compensation and employee benefits expense for the nine months ended September 30, 2014.  Other expenses for Asia Brokerage increased by $0.5 million, or 1.3%, for the nine months ended September 30, 2014, compared with the same period in 2013, largely as a result of increased employee compensation and benefits expense. Total Other expenses for our three brokerage segments increased by $82.5 million, or 24.1%, to $424.4 million for the nine months ended September 30, 2014.

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

•                  Other expenses for Clearing and Backed Trading increased $21.5 million, or 70.8% for the nine months ended September 30, 2014. The increase was primarily related to $23.5 million of non-cash impairment charges recorded on goodwill during the second quarter of 2014, slightly offset by a decrease in communications and market data expenses during the nine months ended September 30, 2014.

•                  Other expenses for All Other increased by $27.1 million, or 13.7%, for the nine months ended September 30, 2014. The increase was primarily attributable to (i) higher back office salaries expense related to the hiring of additional technology and regulatory compliance personnel, (ii) an increase in professional fees related to the pending CME Merger and (iii) higher interest expense on our 8.375% Senior Notes as a result of the cumulative effect of downgrades to the Company’s credit rating by various rating agencies in 2013.  These increases were partially offset by legal costs incurred during the first nine months of 2013 in connection with previously opened desks and offices.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from October 1, 2012 to September 30, 2014. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(dollars in thousands)
Revenues
Agency commissions	$112,303	$109,692	$121,415	$103,278	$109,365	$122,476	$126,572	$104,110
Principal transactions	41,453	45,948	51,689	40,246	41,841	51,562	50,065	46,329
Total brokerage revenues	153,756	155,640	173,104	143,524	151,206	174,038	176,637	150,439
Clearing services revenues	26,373	28,602	34,164	28,911	32,722	39,439	38,064	29,704
Interest income from clearing services	579	572	528	570	455	431	737	639
Equity in net earnings of unconsolidated businesses	639	1,493	2,554	1,241	1,566	2,300	3,059	2,327
Software, analytics and market data	26,095	25,595	25,765	24,100	22,472	21,808	22,158	22,482
Other income, net	2,859	6,203	4,624	4,001	4,012	4,262	3,737	1,703
Total revenues	210,301	218,105	240,739	202,347	212,433	242,278	244,392	207,294
Interest and transaction-based expenses
Transaction fees on clearing services	24,786	26,936	32,640	27,213	31,620	38,424	36,908	28,738
Transaction fees on brokerage services	4,330	4,655	5,503	4,183	4,430	5,335	5,807	4,831
Interest expense from clearing services	206	185	169	180	143	87	160	293
Total interest and transaction-based expenses	29,322	31,776	38,312	31,576	36,193	43,846	42,875	33,862
Revenues, net of interest and transaction-based expenses	180,979	186,329	202,427	170,771	176,240	198,432	201,517	173,432
Expenses
Compensation and employee benefits	122,720	130,003	137,697	123,485	121,109	134,613	137,015	124,574
Communications and market data	13,335	13,520	13,347	12,798	13,747	13,743	13,587	14,131
Travel and promotion	7,184	7,961	7,779	7,555	7,380	7,857	8,061	8,503
Rent and occupancy	7,835	7,890	8,086	6,228	7,901	7,039	7,212	2,908
Depreciation and amortization	8,480	8,797	8,596	8,333	8,320	8,334	8,308	9,122
Professional fees	13,650	10,107	6,171	5,703	5,712	6,385	6,727	5,768
Interest on borrowings	8,466	8,143	7,784	7,822	7,612	7,175	7,688	6,805
Impairment of goodwill and intangibles	—	121,619	—	19,602	—	—	—	—
Other expenses	6,825	7,237	7,464	7,116	5,615	5,699	12,824	11,047
Total other expenses	188,495	315,277	196,924	198,642	177,396	190,845	201,422	182,858
(Loss) income before (benefit from) provision for income taxes	(7,516)	(128,948)	5,503	(27,871)	(1,156)	7,587	95	(9,426)
(Benefit from) provision for income taxes	(56)	(31,277)	1,094	2,994	(1,127)	719	(4,859)	1,688
Net (loss) income before attribution to non-controlling stockholders	(7,460)	(97,671)	4,409	(30,865)	(29)	6,868	4,954	(11,114)
Less: Net income (loss) attributable to non-controlling interests	231	125	406	37	432	177	280	258
GFI’s net (loss) income	$(7,691)	$(97,796)	$4,003	$(30,902)	$(461)	$6,691	$4,674	$(11,372)

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Revenues
Agency commissions	62.1%	58.9%	60.0%	60.5%	62.1%	61.7%	62.8%	60.0%
Principal transactions	22.9	24.7	25.5	23.6	23.7	26.0	24.8	26.7
Total brokerage revenues	85.0	83.6	85.5	84.1	85.8	87.7	87.6	86.7
Clearing services revenues	14.6	15.4	16.9	16.9	18.5	19.9	18.9	17.1
Interest income from clearing services	0.3	0.3	0.2	0.3	0.3	0.2	0.4	0.4
Equity in net earnings of unconsolidated businesses	0.3	0.8	1.3	0.7	0.9	1.2	1.5	1.3
Software, analytics and market data	14.4	13.7	12.7	14.1	12.7	11.0	11.0	13.0
Other income, net	1.6	3.3	2.3	2.4	2.3	2.1	1.9	1.0
Total revenues	116.2	117.1	118.9	118.5	120.5	122.1	121.3	119.5
Interest and transaction-based expenses
Transaction fees on clearing services	13.7	14.5	16.1	15.9	17.9	19.4	18.3	16.6
Transaction fees on brokerage services	2.4	2.5	2.7	2.5	2.5	2.7	2.9	2.8
Interest expense from clearing services	0.1	0.1	0.1	0.1	0.1	0.0	0.1	0.1
Total interest and transaction-based expenses	16.2	17.1	18.9	18.5	20.5	22.1	21.3	19.5
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	67.8	69.8	68.0	72.3	68.7	67.8	68.0	71.8
Communications and market data	7.3	7.2	6.6	7.5	7.8	6.9	6.8	8.1
Travel and promotion	4.0	4.3	3.8	4.4	4.2	4.0	4.0	4.9
Rent and occupancy	4.3	4.2	4.0	3.6	4.5	3.5	3.6	1.7
Depreciation and amortization	4.7	4.7	4.3	4.9	4.7	4.2	4.1	5.3
Professional fees	7.5	5.4	3.1	3.3	3.3	3.2	3.3	3.3
Interest on borrowings	4.7	4.4	3.8	4.6	4.3	3.6	3.8	3.9
Impairment of goodwill and intangibles	0.0	65.3	—	11.5	—	—	—	—
Other expenses	3.8	3.9	3.7	4.2	3.2	2.9	6.4	6.4
Total other expenses	104.1%	169.2%	97.3%	116.3%	100.7%	96.1%	100.0%	105.4%
(Loss) income before (benefit from) provision for income taxes	(4.1)	(69.2)	2.7	(16.3)	(0.7)	3.9	0.0	(5.4)
(Benefit from) provision for income taxes	0.0	(16.8)	0.5	1.8	(0.6)	0.4	(2.4)	1.0
Net (loss) income before attribution to non-controlling stockholders	(4.1)	(52.4)	2.2	(18.1)	(0.1)	3.5	2.4	(6.4)
Less: Net income (loss) attributable to non-controlling interests	0.1	0.1	0.2	0.0	0.2	0.1	0.1	0.2
GFI’s net (loss) income	(4.2)%	(52.5)%	2.0%	(18.1)%	(0.3)%	3.4%	2.3%	(6.6)%

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. At September 30, 2014, we had $165.9 million of cash and cash equivalents compared to $174.6 million at December 31, 2013. Included in this amount are $101.0 million and $89.5 million of cash and cash equivalents held by subsidiaries outside of the United States at September 30, 2014 and December 31, 2013, respectively.  We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States and we will accrue additional income taxes, if any, on such international profits. For profits earned subsequent to January 1, 2013 that are not permanently reinvested, we will not incur a material United States tax charge and we continue to believe we will not incur a material charge on the repatriation of profits in the future.

In addition, included within Receivables from brokers, dealers and clearing organizations are cash balances which represent amounts clearing customers have on deposit with Kyte, our subsidiary which provides clearing services. Kyte deposits these amounts with third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for Kyte’s customers. These amounts, while due to us from the general clearing members, ultimately represent cash payable to our clearing customers. Also included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges. We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $57.0 million and $52.4 million as of September 30, 2014 and December 31, 2013, respectively.

The following table summarizes our cash position as of September 30, 2014 and December 31, 2013, respectively.

	September 30,	December 31,
	2014	2013
	(dollars in thousands)

Cash and cash equivalents	$165,850	$174,606
Cash held at clearing organizations, net of customer cash	57,001	52,414
Total balance sheet cash	$222,851	$227,020

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

Sources and Uses of Cash

Net cash provided by operating activities was $10.7 million for the nine months ended September 30, 2014 compared with net cash used in operating activities of $2.7 million for the nine months ended September 30, 2013, a net increase in cash provided of $13.4 million. This increase was due, in part, to a $42.7 million reduction in working capital employed in the business in the nine months ended September 30, 2014. Such working capital changes include (i) receivables from/payables to brokers, dealers, and clearing organizations, (ii) payables to clearing service customers, (iii) and other assets and liabilities. In addition, the increase in cash provided by operating activities was also attributable to an $83.2 million increase in non-cash items that reconcile net (loss) income to net cash provided by (used in) operating activities for the nine months ended September 30, 2014, compared with the same prior year period.  The increase in non-cash items was primarily related to goodwill impairment charges of $121.6 million recorded during the second quarter of 2014, partially offset by an increase in benefit for deferred taxes in the nine months ended September 30, 2014.

Net cash provided by investing activities for the nine months ended September 30, 2014 was $4.5 million compared with $31.2 million of net cash used by investing activities for the nine months ended September 30, 2013, a net increase in cash provided of $35.7 million. This increase in net cash provided from investing activities was primarily due to proceeds received from the disposition of available-for-sale securities, as well as a decrease in net purchases of interests in unconsolidated businesses in the nine months ended September 30, 2014.

Net cash used in financing activities for the nine months ended September 30, 2014 was $22.4 million compared to $23.6 million for the nine months ended September 30, 2013, a decrease in cash used of $1.2 million. This decrease in net cash used was due, in part, to settlements of contingent consideration and a future purchase commitment during the third quarter of 2013.

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

Short and Long Term Debt

Our outstanding debt at September 30, 2014 consisted of $240.0 million of our 8.375% Senior Notes and $10.0 million of borrowings under our Credit Agreement. The unused borrowing capacity under our Credit Agreement at September 30, 2014 and December 31, 2013 was $65.0 million. The 8.375% Senior Notes mature in July 2018 and the Credit Agreement matures in December 2015. See Note 7 to the Condensed Consolidated Financial Statements for further details on our debt.

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

Failure to comply with this financial covenant would result in an event of default under our Credit Agreement unless waived by our lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As of September 30, 2014, we were in full compliance with the financial covenant described above.

Credit Ratings

As of September 30, 2014, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody’s Investor Services	B1	Positive
Standard & Poor’s	B	Positive
Fitch Ratings Inc.	BB-	Positive

Credit ratings and outlooks can be revised at any time if such rating agency decides the circumstances warrant a revision.  In addition, a reduction in our rating may affect the availability of future debt financing and the terms that are available to us.

On January 18, 2013, Moody’s Investor Services (“Moody’s”) lowered its credit rating on our 8.375% Senior Notes two notches to B1, which increased our applicable per annum interest, effective January 19, 2013, by an additional 50 basis points. On April 19, 2013, Fitch lowered its credit rating on our 8.375% Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch increased our applicable per annum interest, effective July 19, 2013, by an additional 50 basis points.  On June 26, 2013, Standard & Poor’s (“S&P”) further lowered its credit rating on our 8.375% Senior Notes one notch to B+ and revised its outlook from Negative to Stable.

This credit rating downgrade by S&P increased our applicable per annum interest by an additional 25 basis points, effective July 19, 2013.

Pursuant to the terms of the 8.375% Senior Notes, the cumulative effect of downgrades to our credit rating by the various rating agencies during 2012 and 2013 increased the per annum interest rate on the 8.375% Senior Notes by 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture.  The increased interest rate equates to $4.8 million in additional interest expense per annum, based on the aggregate amount of outstanding principal as of September 30, 2014.

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

On July 30, 2014, Moody’s placed our 8.375% Senior Notes rating on review for upgrade following the announcement of the CME Merger. On October 23, 2014, Moody’s continued its review for upgrade following the announcement of BGC’s unsolicited conditional tender offer to purchase all outstanding shares of our common stock. On July 30, 2014, S&P placed our 8.375% Senior Notes rating on CreditWatch with positive implications following the announcement of the CME Merger. On October 29, 2014, S&P indicated its rating on our 8.375% Senior Notes remained on CreditWatch with positive implications following BGC’s unsolicited conditional tender offer to purchase all outstanding shares of our common stock.  On July 31, 2014, Fitch placed our 8.375% Senior Notes rating on Rating Watch Positive following the announcement of the CME Merger.  On September 11, 2014, Fitch indicated its rating on our 8.375% Senior Notes remains on Rating Watch Positive.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. Cash dividends paid for the nine months ended September 30, 2014 were approximately $12.5 million.  During the second quarter of 2014, as a result of the pending CME Merger, the payment of a quarterly dividend was suspended, therefore, the Company did not pay a cash dividend during the third quarter of 2014. In December 2012, our Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and we, therefore, did not pay a cash dividend during the first quarter of 2013. Cash dividends paid for the nine months ended September 30, 2013 were approximately $12.1 million.

Common Stock

We may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 8 to our Condensed Consolidated Financial Statements for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$142,139	$14,720	$24,695	$23,307	$79,417
Short-term borrowings	10,000	10,000	—	—	—
Interest on Long-term debt (1)	99,600	24,900	49,800	24,900	—
Long-term debt	240,000	—	—	240,000	—
Purchase obligations (2)	31,084	23,388	7,517	179	—
Total	$522,823	$73,008	$82,012	$288,386	$79,417

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

We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $8.4 million, excluding interest of $1.2 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions that have not been paid are excluded from the Contractual Obligations and Commitments table.

We have contingent consideration liabilities with an aggregate estimated fair value of $1.3 million as of September 30, 2014. Due to the uncertainty of the amounts to be ultimately paid, these liabilities have been excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2014 as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

We have disclosed in Note 3 to our Condensed Consolidated Financial Statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2013 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

Refer to Note 3 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2013 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2014.

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. At September 30, 2014 and December 31, 2013, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $5.6 million as of September 30, 2014.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GFI Group Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and its subsidiaries as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2014 and September 30, 2013.  These interim financial statements are the responsibility of the Company’s management.

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

November 10, 2014

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

Following the announcement of the CME Merger, nine putative class action complaints challenging the CME Merger were filed on behalf of purported stockholders of the Company(one of which also purports to be brought derivatively on behalf of the Company), two in the Supreme Court of the State of New York, County of New York, six in the Court of Chancery of the State of Delaware and one in the United States District Court for the Southern District of New York. The complaints are captioned Coyne v. GFI Group Inc., et al., Index No. 652704/2014 (N.Y. Sup. Ct.), Suprina v. GFI Group, Inc., et al., Index No. 652668/2014 (N.Y. Sup. Ct.), Brown v. GFI Group Inc., et al., Civil Action No. 10082-VCL (Del. Ch.), Hughes v. CME Group, Inc., et al., Civil Action No. 10103-VCL (Del. Ch.), Al Ammary v. Gooch, et al., Civil Action No. 10125-VCL (Del. Ch.), Giardalas v. GFI Group, Inc., Civil Action No. 10132-VCL (Del. Ch.), City of Lakeland Employees’ Pension Plan v. Gooch, et al., Civil Action No. 10136-VCL (Del. Ch.), Michocki v. Gooch., et al., Civil Action No. 10166-VCL (Del. Ch.) and Szarek v. GFI Group Inc., et al., Case No. 14-CV-8228 (S.D.N.Y.). On September 26, 2014, the Court of Chancery granted voluntary dismissal of the Giardalas action. On October 6, 2014, a consolidation order was entered by Vice Chancellor Laster, consolidating the Delaware cases under the caption In re GFI Group Inc. Stockholder Litigation, Consolidated C.A. No. 10136-VCL. Discovery has commenced in the consolidated Delaware litigation.

The complaints name as defendants various combinations of the Company, GFI Brokers Holdco Ltd., the members of the Board, GFI’s managing director Mr. Brown, CME, Merger Sub 1, Merger Sub 2, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI and New JPI Inc.  The complaints generally allege, among other things, that the members of the Board breached their fiduciary duties to stockholders of the Company during merger negotiations by entering into the CME Merger Agreement and approving the CME Merger, and that the Company, CME, Merger Sub 1, Merger Sub 2, GFI Brokers Holdco Ltd., Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI, and New JPI Inc. aided and abetted such breaches of fiduciary duties. The complaints further allege, among other things, (i) that the merger consideration provided for in the CME Merger Agreement undervalues the Company, (ii) that the sales process leading up to the CME Merger was flawed due to the members of the Board’s and Jefferies’ conflicts of interest, and (iii) that certain provisions of the CME Merger Agreement inappropriately favor CME and preclude or impede third parties from submitting potentially superior proposals.

In addition, the Hughes complaint asserts a derivative claim on behalf of the Company against the members of the Board for breaching their fiduciary duties of loyalty and care to the Company by negotiating and agreeing to the CME Merger and against defendants Gooch and Heffron for usurping a corporate opportunity. The Michocki complaint alleges that the CME Merger is not a solitary transaction, but a series of related transactions and further alleges that the IDB Transaction must be approved by an affirmative two-thirds vote of the Shares pursuant to the terms of the Company’s charter

The complaints seek, among other relief: (i) certification of the class, (ii) injunctive relief enjoining the CME Merger, (iii) a declaration that the members of the Board breached their fiduciary duties and that certain provisions of the CME Merger Agreement are unlawful, (iv) a directive to the members of the Board to execute their fiduciary duties to obtain a transaction in the best interest of stockholders of the Company, (v) rescission of the CME Merger to the extent already implemented, (iv) granting of rescissory damages and an accounting of all of the damages suffered as a result of the alleged wrongdoing, (v) and reimbursement of fees and costs. The Coyne and Suprina Complaints also demand a jury trial.

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

There is no assurance that the closing of the proposed CME Merger will occur or that it will close under the same terms and conditions contained in the CME Merger Agreement. These include: failure to satisfy the various conditions to consummation of the CME Merger; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the ability to obtain shareholder approval (including the affirmative vote of a majority of the disinterested GFI shareholders) and governmental and regulatory approvals of the CME Merger on the timing and terms thereof; and unanticipated difficulties and/or expenditures relating to the merger, any of which events would likely have a material adverse effect on the market value of our common stock.

Other materials terms of the CME Merger Agreement are described in our Form 8-K report filed on July 31, 2014 and other filings we have made with the Securities and Exchange Commission (“SEC”).

If the CME Merger is not consummated for any reason, we will be subject to a number of risks, including without limitation:

•                  under certain circumstances as set forth in the CME Merger Agreement, we may be required to pay to CME a termination fee equal to $20,143,121 and we may be required to reimburse CME up to $10,000,000 in expenses in certain other instances;

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

In addition, if the CME Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided to stockholders in the CME Merger.

Shareholder litigation against GFI and our directors could delay or prevent the CME Merger and cause us to incur significant costs and expenses.

Transactions such as the CME Merger are sometimes subject to lawsuits by shareholders. One of the conditions to the merger is that no temporary restraining order, injunction or other order prevent the CME Merger. Consequently, if any shareholder lawsuit with respect to the merger prevented or delayed the merger from becoming effective within the expected time frame, we are likely to incur additional costs. In addition, if a shareholder lawsuit is filed, we would incur additional costs in connection with those lawsuits, including costs associated with the indemnification of our directors and officers.

The unsolicited takeover attempt by BGC will likely require us to incur significant additional costs.

On October 22, 2014, BGC, through its operating subsidiary, BGC Partners, L.P., a Delaware limited partnership, made an unsolicited conditional tender offer to purchase all outstanding shares of the Company’s common stock at a purchase price of $5.25 per share of the Company’s common stock, net to the seller in cash, without interest and less any required withholding taxes (the “BGC Offer”). On November 3, 2014, the Special Committee met with its financial and legal advisors, and after careful consideration, the Special Committee  unanimously recommended that the Company’s stockholders reject the offer and not tender their shares of the Company’s common stock because the Special Committee believes that the BGC Offer (i) is highly conditional and places the Company and its stockholders at substantial risk that it will never be consummated, (ii) certain conditions to the BGC Offer may not be capable of being, or are unlikely to be, satisfied, BGC has not made any commitment to extend the BGC Offer long enough to permit required regulatory approvals (including, among others, necessary approvals or waiting periods under the competition laws), which are a condition to the BGC Offer, to be satisfied and (iv) the CME Merger will allow the Company’s stockholders to realize potential long-term value. On November  4, 2014, the Company, acting upon the direction of the Special Committee filed with the SEC a Recommendation/Solicitation Statement on Schedule 14D-9 detailing the recommendation of the Special Committee  in response to BGC’s tender offer and the reasons it rejected the offer.

We anticipate that we will incur significant additional legal, investment banking and other fees in the future in connection with BGC’s unsolicited tender offer.

BGC’s unsolicited tender offer is disruptive to our business.

The review and consideration of BGC’s unsolicited tender offer and related actions by BGC, have been, and may continue to be, a significant distraction for our management and employees and have required, and may continue to require, the expenditure of significant time and resources by the Company. BGC’s tender offer and related actions have also created uncertainty for the Company’s employees, and this uncertainty may adversely affect our ability to retain key employees and hire new talent. Further, BGC’s tender offer and related actions may create uncertainty for the Company’s current and potential business partners. This uncertainty may cause our current and potential business partners to change or terminate their business relationship with us.

Uncertainty and speculation regarding BGC’s tender offer and related actions may cause increased volatility and wide price fluctuations in our stock price. In addition, if a transaction does not occur, or the market perceives that a transaction is unlikely to occur, our stock price may decline.

BGC’s tender offer and related actions have created and may continue to create uncertainty for the Corporation’s current and potential customers. This uncertainty may cause our current customers to change or terminate their business relationship with us and our potential customers not to commence a business relationship with us.

If the BGC Offer is consummated but BGC does not acquire effective control of the Company, the existence of two significant shareholders may negatively affect the Company’s business.

BGC has stated that it is seeking to acquire 100% of the outstanding Shares in the BGC Offer.  However, given that certain stockholders, including Jersey Partners Inc., which owns approximately 37.8% of the Company’s issued and outstanding Shares, are restricted pursuant to a certain support agreement with CME from tendering their shares in the BGC Offer, it is probable that, if the BGC Offer is consummated and BGC does not acquire all of the outstanding Shares either in the offer or thereafter, the Company will have two significant shareholders, one of them a competitor to the Company, with potentially conflicting and/or opposing views and neither of which would have the ability, acting alone, to effect a merger transaction of the Company in the near term.  In addition, given the Company’s classified board structure and charter provisions that prevent shareholders from altering the composition of the board outside of annual meetings, even if BGC acquired a majority of the outstanding Shares, it would not be able to elect a majority of the directors until the 2016 annual meeting.  The ability of management to work effectively and efficiently with shareholders may be affected, and as a result, the Company’s business may be adversely impacted.  In addition, the aforementioned potential for conflict could affect the treatment of the Company and its business by applicable governmental and regulatory authorities.  Lastly, the failure to acquire a controlling position may cause BGC to seek from time to time to influence the Company and its business through proxy solicitations, shareholder approvals and other attempts to effect changes or acquire control over the Company, which may distract the Company and its management.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended September 30, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July
Employee Transactions(a)	30,240	$4.53
August
Employee Transactions(a)	56,776	$3.84
September
Employee Transactions(a)	402,512	$5.41

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

(*) Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months and nine months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (v) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of November, 2014.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial officer)

By:	/s/ THOMAS J. CANCRO
Name:	Thomas J. Cancro
Title:	Chief Accounting Officer
(principal accounting officer)