Form 10-K/A
period 2013-12-31
GFI Group Inc.
filed 2014-12-05
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $276,393,169 based upon the closing sale price of $3.91 as reported on the New York Stock Exchange Euronext.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2014
Common Stock, $0.01 par value per share	123,691,235 shares

EXPLANATORY NOTE

GFI Group Inc. (the “Company” or “GFI”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 13, 2014.  The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely to include a report of the Company’s independent registered public accounting firm on the financial statement schedule listed in Item 15(a)(2) (the “Financial Statement Schedule”) that was omitted from the Original Form 10-K.  This Form 10-K/A hereby amends the Original Form 10-K by including such report presented below.

No modification or update of the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements is made in this Form 10-K/A. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

To the Board of Directors and Stockholders

of GFI Group Inc.

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 13, 2014 appearing in the 2013 Annual Report to Shareholders of GFI Group Inc. on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K/A.  In our opinion, this  financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York,
March 13, 2014

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(2) Financial Statement Schedules.

GFI GROUP INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of December, 2014.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS

	Name:	James A. Peers
	Title:	Chief Financial Officer

EXHIBIT INDEX

Number	Description
23.1	Consent of Independent Registered Public Accounting Firm- PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.