Form 10-K
period 2014-12-31
GFI Group Inc.
filed 2015-03-13
CIK 1292426

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $256,125,955 based upon the closing sale price of $3.32 as reported on the New York Stock Exchange.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2015
Common Stock, $0.01 par value per share	127,785,552 shares

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for its 2014 Annual Meeting of Stockholders, expected to be held in February 2015, are incorporated by reference in Part III in this Annual Report on Form 10-K.

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

  •
  the risk that the transactions contemplated by the tender offer agreement with BGC Partners, Inc. and BGC Partners, L.P. disrupt current plans and operations and/or increases operating costs and the potential difficulties in customer loss and employee retention as a result of the announcement and consummation of the tender offer agreement and transactions contemplated thereby;

  •
  the outcome of any legal proceedings that may be instituted against the Company, BGC Partners, Inc. and BGC Partners, L.P. or others following announcement and consummation of the tender offer agreement;

  •
  our ability to integrate our businesses with those of BGC Partners, Inc.;

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

WHERE YOU CAN FIND MORE INFORMATION

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

        Headquartered in New York, GFI was founded in 1987 and employs approximately 2,000 people with additional offices in London, Paris, Brussels, Nyon, Dublin, Madrid, Sugar Land (TX), Hong Kong, Tel Aviv, Dubai, Seoul, Tokyo, Singapore, Sydney, Cape Town, Santiago, Bogota, Buenos Aires, Lima and Mexico City. We have more than 2,500 brokerage, software and market data customers, including commercial and investment banks, corporations, insurance companies, asset managers and hedge funds.

        Based on the nature of our operations in each geographic region, our products and services, customers and regulatory environment, we have four reportable segments: Americas Brokerage; Europe, the Middle East and Africa ("EMEA") Brokerage; Asia Brokerage and Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Our Clearing and Backed Trading segment encompasses our clearing, risk management, settlement and other back-office services, as well as the capital we provide to start-up trading groups, small hedge funds, market-makers and individual traders. Information about other business activities is disclosed in an "All Other" category. All Other includes the results of our software, analytics and market data operations. All Other also includes revenues and expenses that are not directly assignable to one of our reportable segments, primarily consisting of indirect costs related to our brokerage segments as well as all of our corporate business activities. See Note 22 to our

Consolidated Financial Statements in Part II—Item 8 for further information on our revenues by segment and geographic region.

Acquisition by BGC Partners, Inc. and Termination of the CME Merger

        On February 26, 2015, BGC Partners Inc. ("BGC") successfully completed its tender offer to acquire shares of our common stock for $6.10 per share in cash. On March 4, 2015, BGC Partners, L.P. paid for the 54,274,212 shares of common stock of the Company tendered pursuant to the tender offer. The tendered shares, together with the 17.1 million shares already owned by BGC, represent approximately 56% of the outstanding shares of our common stock.

        As a result of the transaction, we are a controlled company of BGC and will operate as a division of BGC, reporting to Shaun Lynn, BGC's President. Going forward, BGC and GFI are expected to remain separately branded divisions.

        On February 19, 2015, we entered into a Tender Offer Agreement with BGC and BGC Partners, L.P. (the "Tender Offer Agreement"). Pursuant to the Tender Offer Agreement, our board of directors unanimously agreed to support the tender offer and to expand our board and to appoint BGC's designees. The Tender Offer Agreement also contained an offer extension and a reduction to the minimum tender condition of the tender offer. On February 26, 2015, our board of directors was increased from five to eight members and, following the appointment of three of the individuals designated by BGC, Marisa Cassoni, Frank Fanzilli, Jr. and Richard Magee resigned as members of the board of directors and any and all committees thereof. BGC designated six directors to the expanded eight-member board of directors, including Howard Lutnick, BGC's Chairman and Chief Executive Officer, Shaun Lynn, BGC's President, Stephen Merkel, BGC's Executive Vice President, General Counsel and Secretary, William J. Moran, a former Executive Vice President of JPMorgan Chase & Co. and a current director of BGC, Peter J. Powers, President and Chief Executive Officer of Powers Global Strategies LLC and a current director of BGC, and Michael Snow, Managing Member and Chief Investment Officer of Snow Fund One, LLC. Messrs. Moran, Powers and Snow are independent directors. The other conditions of the Tender Offer Agreement were met.

        Our Executive Chairman, Michael Gooch, and Chief Executive Officer, Colin Heffron, will remain as executives and directors of GFI and will continue as Chairman and Chief Executive Officer, respectively, of the GFI division. Mr. Gooch will also hold the title of Vice Chairman of BGC Partners, L.P. Mr. Heffron will enter into an amended and restated employment agreement which will continue to provide him with certain annual cash and equity compensation and severance arrangements. Mr. Gooch will enter into a fixed term employment agreement which will provide him with certain cash and equity compensation. Pursuant to the Tender Offer Agreement, BGC has agreed to promptly establish a Distributable Earnings Bonus Pool program (the "Pool") in an amount equal to one times the average annual distributable earnings, as defined, of our inter-dealer brokerage business for the three successive 12-month periods beginning on July 1, 2015. The Pool will be in the form of an award of restricted equity units and preferred restricted equity units of BGC Holdings, L.P and will be allocated 35% to Mr. Gooch, 35% to Mr. Heffron and 30% to other GFI employees as mutually agreed by Messrs. Gooch and Heffron and BGC. As a condition to participation in the Pool, each participant (including Messrs. Gooch and Heffron) is required to enter into a non-competition and award agreement containing the terms and conditions of his or her participation, which terms include the participant's continued employment through July 1, 2018 and certain conditions, obligations and covenants (including non-competition, non-solicitation, non-hire non-disclosure provisions).

        Prior to the entry into the Tender Offer Agreement, we were a party to a series of agreements, including an Agreement and Plan of Merger (the "CME Merger Agreement") and a Purchase Agreement (the "IDB Purchase Agreement"), each dated as of July 30, 2014, as amended, with CME Group Inc. ("CME") and certain of its affiliates, whereby we had agreed to merge with and into a wholly owned subsidiary of CME (the "CME Merger") and, immediately following such merger, a private consortium of current GFI management would acquire our wholesale brokerage and clearing businesses from CME (such transactions collectively, the "CME Transaction"). In addition, CME, Jersey Partners, Inc. ("JPI") and certain other stockholders of GFI, who collectively control approximately 38% of the outstanding shares of our common stock, entered into an agreement, dated as of July 30, 2014 (the "Support Agreement"), that provided for such stockholders to vote for the CME Transaction and vote against any alternative transaction and that prevented such stockholders from transferring their shares, including by tendering into the tender offer. The CME Merger Agreement and the CME Transaction were terminated on January 30, 2015. The restrictions in the Support Agreement continue until on or about January 30, 2016.

        Under the Tender Offer Agreement, JPI has the right to request, within the period of 21 days following the earlier of (x) the expiration or termination of the Support Agreement or (y) February 19, 2016, that BGC complete back-end mergers in which each remaining share of our common stock would be converted into $6.10, with holders of shares (other than JPI) receiving cash, and holders of JPI common stock receiving a mix of cash and shares of BGC's Class A common stock ("BGC Stock") valued at the closing price of BGC Stock on the date prior to the date of the Tender Offer Agreement in respect of each share indirectly owned by such holder through JPI. The amount of consideration to be received by Messrs. Gooch and Heffron, as holders of JPI common stock, in the back-end mergers is subject to reduction in certain circumstances, and our obligation to pay consideration to such holders in the back-end mergers is also subject to certain conditions, each as described in the Tender Offer Agreement.

        Pursuant to the Tender Offer Agreement, we will execute certain ancillary agreements, including amendments to BGC's existing administrative services agreements. Our employees holding restricted stock units will receive $6.10 per unit in cash based on their pre-existing vesting schedules. We and BGC have also agreed that we will establish a retention bonus pool for our employees, which may be payable in the forms of forgivable loans and equity or partnership awards of us or our affiliates.

Disposition of interests in Kyte

        Subsequent to year-end, the Company entered into a number of share purchase agreements to divest certain interests in Kyte (the "Kyte SPAs") pursuant to which the Company will sell Kyte's clearing, broking and capital management businesses. The Company expects to close each of the Kyte SPAs in the next few months. Following closing, the Company will no longer offer clearing and settlement services.

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

        Traditional stock exchanges, such as New York Stock Exchange ("NYSE"), NASDAQ OMX and the London Stock Exchange, and listed derivatives exchanges, such as CME and Eurex, provide a trading venue for fairly simple and commoditized instruments that are based on standard characteristics and single key measures or parameters. Exchange-traded markets rely on relatively active order submission by buyers and sellers and generally high transaction flow. These markets allow a broad base of trading customers meeting relatively modest margin requirements to transact standardized contracts in a relatively liquid market. Exchanges offer price transparency and transactional liquidity. Exchanges are often associated or tied to use of a central counterparty clearer ("CCP"), thereby providing a ready utility for controlling counterparty credit risk.

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

        As a result of the new regulations being enacted in the United States, Europe and elsewhere, certain OTC derivative products are now required to be centrally cleared and traded via exchanges, swap execution facilities ("SEF") and other regulated entities. As this happens, it is expected that the

OTC marketplaces for certain products will diminish and the associated exchange and SEF markets for those products will expand. For example, the Dodd-Frank reform legislation has made it more costly to trade swaps and other customized derivatives, leading many participants to consider futures contracts, which are more widely used, as an alternative. Over the last few years, there was a general market move in the U.S. commodities markets toward the use of futures instead of OTC derivatives contracts. This migration to the use of futures contracts instead of swaps allowed participants to avoid new regulations requiring companies with a certain level of trading volume to register as swaps dealers and that would have forced many of the swaps to be executed through SEFs and cleared by central clearinghouses.

        We are actively serving the SEF and futures contracts markets that have developed as these new regulations were implemented. We continue to broker all the products that we have customarily brokered as swaps as block futures trades. Nevertheless, it remains unclear what the ongoing impact of any transition from OTC markets to associated exchange and SEF markets will be on the demand for our brokerage and trade execution services in these markets. For further information, see "Item 1A—Risk Factors."

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

        The essential role of a wholesale broker is to enhance trading liquidity. Liquidity is the degree to which a financial instrument can be bought or sold quickly with minimal price disturbance. The liquidity of a market for a particular financial product or instrument depends on several factors, including: the number of market participants and facilitators of liquidity, the availability of pricing reference data, the availability of standardized terms and the volume of trading activity. Liquid markets are characterized by substantial price competition, efficient execution and high trading volume. Highly liquid markets exist for both commoditized, exchange-traded products and certain, more standardized instruments traded over-the-counter, such as the market for U.S. treasury securities, equities and equity and commodity derivatives. In such highly liquid markets, the services of wholesale brokers assist market participants achieve better execution or pricing, especially for larger block transactions that may be privately negotiated.

        In contrast to the highly liquid markets for more commoditized instruments, less commoditized financial instruments and less liquid standardized transactions, such as high yield debt and derivatives with longer maturities, are generally traded over-the-counter in markets with variable or non-continuous liquidity. In such markets, a wholesale broker can enhance the efficient execution of a trade by applying its market knowledge to locate bids and offers and aggregate pools of liquidity in which such professional traders and dealers may meet counterparties with which to trade. A wholesale broker ordinarily accomplishes this by contacting potential counterparties directly by telephone or electronic messaging and, in an increasing number of cases, via proprietary trading systems provided by the broker through which market participants may post prices and execute transactions. Additionally, in a relatively less liquid market with fewer participants, disclosure of the intention of a participant to buy or sell could disrupt the market and lead to poor pricing. By using a broker, the identities of the transaction parties are often not disclosed until the trade is consummated. In this way, market participants better preserve their anonymity. For all these reasons, in relatively less liquid markets for non-commoditized products, a wholesale broker can provide professional traders and dealers with crucial liquidity enhancement through in-depth market knowledge, access to a range of potential counterparties and singular focus and attention on efficient execution.

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

        OTC derivatives provide investors and corporations with a wide variety of structures to address specific risk mitigation and trading strategies. In its 2014 annual survey, Risk magazine identified 73 derivative categories across interest rate, foreign exchange, fixed income and equity derivatives. As a result, corporations and other investors are able to offset unique types of business risks that cannot be mitigated using standardized, exchange-traded derivatives. Indeed, while many large corporations hedge some risks using the relatively limited set of exchange-traded derivatives, such as futures, they often rely on the wide range of customizable OTC derivatives to hedge those risks for which there is no close match available on organized exchanges. Such specific hedging also allows such end users to satisfy hedge accounting requirements.

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

        The OTC derivatives markets are currently far larger than the exchange-traded derivatives markets. According to a recent report from the Bank for International Settlements (the "BIS"), OTC derivatives accounted for approximately 90% of the total outstanding global derivatives transactions, as of June 2014 (as measured by notional amount), with the remainder being exchange-traded derivatives. OTC derivatives markets generally feature lower and more episodic liquidity than exchange-traded derivatives markets. In these large, variably liquid OTC derivatives markets, wholesale brokers provide an essential service of liquidity aggregation and anonymous, efficient execution.

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

Our Competitive Strengths

        We believe that the following principal competitive strengths will enable us to enhance our position as a leading wholesale broker:

        Multi-Asset Class SEF Platform.    We operate a multi-asset class SEF platform that is registered with the Commodity Futures Trading Commission ("CFTC"). We plan to expand our SEF platform, as OTC markets continue their transformation from unregulated, largely bilateral markets to transparent, regulated and cleared markets. We firmly believe that our complex electronic trading technology, comprehensive connectivity to customers, clearinghouses, data warehouses and post-trade service providers, and our robust regulatory and compliance infrastructure, aligns us well with the evolving regulatory landscape and changing market structure. It also provides us with a solid foundation for launching additional platforms outside the U.S. We expect SEF trading to increase, as market participants become comfortable with the new regulations and mandated SEF trading deadlines in fixed income and interest rate derivative markets are implemented in the first half of 2014.

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

        Experienced Senior Management, Skilled Brokers and Technology Developers.    We have a senior management team that is experienced in identifying and developing brokerage markets for evolving, innovative financial instruments. Our founder and executive chairman, Michael Gooch, has over 30 years of experience in the brokerage industry. Our chief executive officer, Colin Heffron, has been with our company since 1988 and was instrumental in developing a number of brokerage desks and leading the growth of our European operations. Reporting to them is an experienced management team that includes senior market specialists in each of our product categories. We also employed over 1,000 skilled and specialized brokers as of December 31, 2014, many of whom have extensive product and industry experience. In addition, our in-house technology developers are experienced at developing electronic brokerage platforms and commercial grade software that are tailored to the needs of certain select markets in which we focus. Our brokers utilize this technology and market information to provide their customers with enhanced services, such as electronic matching sessions and option pricing software. We believe that the combination of our experienced senior management, skilled brokers and technology developers gives us a competitive advantage in executing our business strategy.

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

        Leverage Technology and Infrastructure to Gain Market Share and Improve Margins.    We intend to continue to develop and deploy technology, including proprietary electronic brokerage platforms, to further enhance broker productivity, increase customer and broker loyalty and improve our competitive position and market share. We intend to continue to pursue technological innovations, such as state of the art electronic brokerage platforms, to improve our brokers' productivity and increase our market share in key products. During 2014, we continued to see substantial use of our CreditMatch®electronic brokerage platform in Europe and North America in both credit derivatives and cash bonds. GFI ForexMatch®, an electronic brokerage platform for foreign exchange products that is integrated with our Fenics® trader tools, has seen increased usage in emerging market products, particularly in Latin American and Eastern European products. We provide our EnergyMatch® system to certain natural gas and electric power markets in Europe and North America. We believe that there will be increased demand for our hybrid electronic brokerage platforms in many of our existing wholesale derivatives markets following the implementation of the Dodd-Frank Act. We believe that as the usage of these systems becomes more widespread, we will be able to gain increased market share. We also plan to continue to install proprietary application programming interfaces ("APIs") and STP connections with our customers' settlement, risk management and compliance operations, in order to better serve their needs and to provide us with additional opportunities to increase our revenues.

        Continue to Identify and Develop New Products and High-growth Markets.    Our brokerage personnel headcount as of December 31, 2014 was 1,025. We plan to continue our practice of developing new brokerage desks through the strategic redeployment of experienced brokers from established brokerage desks and through the selective hiring of new brokers. Individual brokerage desks are separately tracked and monitored in an effort to drive performance. We will continue to focus on identifying growth markets where liquidity is more valuable, thereby yielding early-mover opportunities. At the same time, we plan to continue to develop our capabilities in selected cash equities and fixed income products where we can leverage our expertise in the related derivative products and long-standing relationships with the world's largest financial institutions. We also intend to continue to expand our presence globally in markets where we believe there are opportunities to increase our revenues. As part of this effort, we have grown our operations in recent years in a number of locations in South America, Europe and Asia.

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

        Continue to Pursue New Customers and Diverse Revenue Opportunities.    We offer our products and services in a diverse range of financial markets and geographic regions and to hundreds of institutional customers. We have been successful in expanding our wholesale brokerage customer base through new product offerings and the implementation of our proprietary technology. During 2014, the majority of our total revenues came from our traditional dealer bank customers. In cash markets for corporate fixed income and equities, as well as in certain energy and commodities markets, we are increasingly providing brokerage services to a broader range of customers than our traditional clientele of large primary dealers. Our data, analytics and software products and clearing services are already purchased by a broad range of customers outside of the dealer community. We intend to increase the diversity of our customer base by expanding our services to the wider professional trader community in order to lessen the impact of a downturn in any particular market or geographic region on us. We also intend to maintain the geographic diversity of our revenues. On a geographic basis, approximately 63% of our total revenues for the year ended December 31, 2014 were generated by our EMEA operations, 27% were generated by our Americas operations and 10% were generated by our operations in the Asia-Pacific region. Additionally, no single customer accounted for 10% or more of our Total revenues for the year ended December 31, 2014. For the year ended December 31, 2013, one of our clearing customers accounted for approximately 11% and 0% of our Total revenues and Revenues, net of interest and transaction-based expenses, respectively. No other single customer accounted for 10% or more of our Total revenues for the year ended December 31, 2013. There were no customers that accounted for 10% or more of Total revenues for the year ended December 31, 2012.

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

        Continue to Generate Cash and Return Value to Shareholders.    Our brokerage, software, analytics and market data businesses have generated significant operating cash flows that have allowed us to invest in software development, open new brokerage or trading desks and otherwise re-position our business to suit current and future market conditions. Despite the global financial crisis, over the past five years, we generated in excess of $224 million of positive cash flow from operations and paid in excess of $139 million of dividends to our shareholders. We believe that our cash flows also benefit from the significant amount of matched principal transactions we broker for cash products. Matched principal transactions generally settle within three days and we receive our commission much sooner than we do when we execute a trade on an agency basis. We intend to continue to invest in businesses that generate operating cash flows and to use these cash flows to continue to return value to our shareholders.

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

        Fixed Income Products.    We provide brokerage services in a variety of fixed income derivatives, bond instruments and other related fixed income products. Our offices in New York, London, Sydney, Hong Kong, and Singapore each provide brokerage services in a broad range of fixed income derivative products that may include single-entity credit default swaps, emerging market credit default swaps, credit indices, options on single-entity credit default swaps, options on credit indices and credit index tranches. We also provide brokerage services in a range of non-derivative credit instruments, such as investment grade corporate bonds, high yield corporate bonds, emerging market Eurobonds, European government bonds, bank capital preferred shares, asset-backed bonds and floating rate notes. We largely provide our services for these non-derivative fixed income products out of our New York, London, Paris, Singapore and Hong Kong offices. We also broker government bonds and corporate bonds from our Santiago and Bogota offices, while government bonds are also brokered out of our Madrid, Buenos Aires, Lima and Mexico City offices.

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

        We offer telephonic brokerage supported by electronic platforms and post-trade STP and confirmation services in certain markets. Our Trayport subsidiary is a leading provider of electronic trading software and services to the European OTC energy markets, including electricity, natural gas, coal, emissions and freight. Trayport's GlobalVisionSM platform accommodates electronic trading, information sharing, STP capabilities in commodity and financial instruments and clearing links to NOS Clearing ASA, CME ClearPort, European Commodity Clearing ("ECCO"), Mercado Español de Futuros Financieros ("MEFF"), and the Singapore Exchange ("SGX"). In London, our telephonic brokerage capabilities are augmented with electronic brokerage capabilities licensed by our wholly-owned subsidiary, Trayport. In North America, we offer EnergyMatch®, an electronic brokerage platform for trading energy derivatives which is currently used in varying degrees in certain electricity, natural gas and emissions markets. Through EnergyMatch®, we offer STP capabilities and clearing links to CME ClearPort and other third party clearing providers.

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

        Clearing and Settlement Services.    In 2010, we acquired a 70% equity ownership interest in each of The Kyte Group Limited and Kyte Capital Management Limited, and acquired the remaining 30% equity interest in 2013. Kyte provides clearing, brokerage, settlement and back-office services to proprietary traders, brokers, market makers and hedge funds. Subsequent to year-end, the Company entered into a number of share purchase agreements to divest its interests in Kyte (the "Kyte SPAs") pursuant to which the Company will sell Kyte's clearing and broking businesses. The Company expects to close each of the Kyte SPAs in the next few months. Following closing, the Company will no longer offer clearing and settlement services.

        Software, Analytics and Market Data.    Our Trayport subsidiary licenses multi-asset class electronic trading and order management software to brokers, exchanges and traders in the commodities, fixed income, currencies and equities markets. Trayport's GlobalVisionSM products have an industry leading position in supplying software to the European OTC energy markets, including electric power, natural gas, coal, emissions and freight. Trayport's primary source of revenue is from recurring license fees charged to trading and brokerage firms that are calculated by the number of active users. Trayport is in the process of transitioning its trader clients from deployed licenses to delivered services and associated infrastructure and product support. We believe that this transition will strengthen and expand Trayport's customer network through more efficient software and service delivery at an overall lower cost to the client. Trayport also receives consulting and maintenance fees to "white-label" or customize its products according to customer needs. Trayport's products provide customers with STP capabilities and clearing links to multiple clearinghouses, including NOS Clearing ASA, CME ClearPort, ECC, MEFF, OMIP and SGX Asia Clear.

        Within foreign exchange option markets, our FENICS® division licenses FENICS® Professional, which provides customers with technology to control and monitor the lifecycle of their foreign exchange options trades. Sold on a subscription basis through dedicated sales teams across the globe, FENICS® Professional is a suite of price discovery, price distribution, trading, risk management and STP components. This array of modules permits customers too quickly and accurately price and revalue both vanilla and exotic foreign exchange options using math models and independent market data. Our FENICS® division also provides pre and post trade connectivity to several transactional venues through its FENICS Gateway service, affording clients greater workflow efficiency and electronic access to tradable prices for currency derivatives provided by leading execution venues and platforms.

        Through our GFI Market Data division, we license market data to third parties in the following product areas: foreign exchange options, credit derivatives, emerging market non-deliverable forwards and interest rate swaps, equity index volatilities, interest rate options and European and North American energy. We make our data available through a number of channels, including streaming data feeds; file transfer protocol downloads, directly from FENICS® Professional and to data vendors, such as Thomson Reuters, Interactive Data Corporation and Quick, who license our data for distribution to their global users. Revenue from market data products consists of up-front license fees and monthly subscription fees, royalties from third party market data vendors who re-license our data and individual large database sales.

Our Customers

        As of December 31, 2014, we provided brokerage services, clearing services and data and analytics products to over 2,500 institutional customers, including leading investment and commercial banks, large corporations, asset managers, insurance companies, hedge funds and proprietary trading firms. Notwithstanding our large number of customers, we primarily serve the wholesale and professional trader community that regularly transact in global capital markets, including many of the world's money-center banks and wholesale dealers such as Bank of America, Barclays Bank, BNP Paribas, Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, JPMorgan Chase, Morgan Stanley and UBS. Despite the importance of these large financial institutions to our brokerage business, no single customer accounted for more than 10% of our total brokerage revenues for the year ended December 31, 2014. Customers using our FENICS® branded analytics products and our market data products and services include small and medium sized banks and investment firms, brokerage houses, asset managers, hedge funds, investment analysts and financial advisors. We also license our Trayport trading systems to various financial markets participants, including our major wholesale brokerage competitors, exchanges and trading firms.

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

        Our data, analytics and trading software products are actively marketed through dedicated sales and support teams, including at our Trayport subsidiary, that market products to customers globally. As of December 31, 2014, we employed a total of 144 sales, marketing and support professionals.

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

        Hybrid Brokerage Platform Technology.    We utilize several sophisticated proprietary electronic brokerage platforms to distribute prices and offer electronic trade execution to our customers. These platforms include our CreditMatch®, GFI ForexMatch®, RatesMatchSM and EnergyMatch® electronic brokerage platforms. Price data is transmitted over these platforms by our proprietary global private network and by third-party providers that connect to the financial community. Our hybrid brokerage platforms and systems operate on a technology platform and network that emphasizes scalability, performance, adaptability and reliability, and that provides our customers with a variety of means to connect to our brokers and brokerage platforms, including dedicated point-to-point data lines, virtual private networks, proprietary application programming interfaces and the Internet. We provide customers with proprietary application programming interfaces ("APIs") that automate customer order flow and trade matching. These efforts seek to automate large parts of the trade reporting and settlement process via STP, thereby reducing errors, risks and costs traditionally associated with post-trade activities.

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

        Support and Development.    At December 31, 2014, we employed a team of 361 computer, telecommunication, network, database, customer support, quality assurance and software development specialists globally. We devote substantial resources to the continuous development and support of our electronic brokerage capabilities, the introduction of new products and services to our customers and the training of our employees. Our software development capabilities allow us to be flexible in our decisions to either purchase or license technology from third parties or to develop it internally.

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

        Inter-dealer Brokers.    Our primary competitors with respect to dealer to dealer, or "inter-dealer", OTC brokerage services are currently four firms: ICAP Plc, Tullett Prebon Plc, BGC Partners, Inc. (a publicly traded subsidiary of Cantor Fitzgerald and holder of approximately 56% of our outstanding shares of common stock—see "Acquisition by BGC Partners, Inc.") and Compagnie Financière Tradition (which is majority owned by Viel & Cie), all of which are currently publicly traded companies. We also compete, to a lesser extent, with several electronic brokerage platforms and a number of smaller, privately held firms or consortia that tend to specialize in niche products or specific geographical areas. The current size of the inter-dealer brokerage market is difficult to estimate as there is little objective external data on the industry and several participants are private companies that do not publicly report revenues. Over the past decade, the industry has been characterized by the consolidation of well-established smaller firms into the four firms mentioned above and ourselves. We believe this consolidation has resulted from a number of factors, including: the consolidation of primary institutional dealer customers; pressure to reduce brokerage commissions, particularly in more commoditized products; greater dealer demand for technological capabilities and the need to leverage relatively fixed administrative and regulatory costs.

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

        At December 31, 2014, GFI Securities LLC was, and currently is, in compliance with the net capital rules and had net capital in excess of the minimum requirements.

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

        Our regulated U.K. subsidiaries are also subject to regulations regarding changes in control similar to those described above for GFI Securities LLC. Under FCA rules, controllers must obtain prior approval for any transaction resulting in a change in control of a U.K. regulated entity. Control is broadly defined as a 10% interest in the regulated entity or its parent or otherwise exercising significant influence over the management of the regulated entity. As a result of these regulations, our future efforts to sell shares or raise additional capital may be delayed or prohibited by the FCA.

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

        GFI Securities Limited's Dublin branch was established through the exercise of its passport right to open a branch within a European Economic Area ("EEA") state. The establishment of the branch was approved by the FCA and acknowledged by the Irish Financial Services Regulatory Authority ("IFSRA") in Ireland. The branch is subject to all of the conduct of business rules of the Central Bank of Ireland (the successor entity to IFSRA) and is regulated, in part, by the FCA.

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

        GFI Securities Limited's Dubai branch operates within the Dubai Financial International Centre and is authorized by the Dubai Financial Services Authority ("DFSA") to provide financial service activities. The branch is subject to the conduct of business rules of the DFSA and has been granted a waiver from prudential regulation by the DFSA.

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

        In Sydney, our brokerage operations which were conducted through GFI Australia Pty. Ltd. which holds an Australian Financial Services License issued by the Australian Securities & Investments Commission ("ASIC").

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

        In Colombia, GFI Exchange Colombia S.A. and GFI Securities Colombia S. A. are licensed and regulated by the Superintendencia Financiera de Colombia.

        In Argentina, GFI Securities S.A. is licensed and regulated by the Comisión Nacional de Valores.

        In Mexico, GFI Group Mexico S.A. de C.V. is licensed and regulated by the Comisión Nacional Bancaria y de Valores.

        At December 31, 2014, all of our subsidiaries that are subject to foreign net capital rules were, and currently are, in compliance with those rules and have net capital in excess of the minimum requirements. We do not believe that we are currently subject to any foreign regulatory inquiries that, if decided adversely, would have any material adverse effect on us and our subsidiaries taken as a whole. As we expand our foreign businesses, we will also become subject to regulation by the governments and regulatory bodies in other countries. The compliance requirements of these different overseer bodies may include, but are not limited to, net capital or stockholders' equity requirements.

Working Capital

        For information regarding working capital items, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Part II, Item 7 of this Form 10-K.

Employees

        As of December 31, 2014, we employed 1,984 employees. Of these employees, 1,025 are brokerage personnel (consisting of 881 brokers and 144 trainees and clerks), 361 are technology and telecommunications specialists and 144 comprise our sales, marketing and support professionals. Approximately 34% of our employees are based in the Americas, 51% are based in EMEA and the remaining 15% are based in Asia-Pacific. None of our employees are represented by a labor union. We consider our relationships with our employees to be strong and have not experienced any interruption of operations due to labor disagreements.

ITEM 1A.    RISK FACTORS

Risks Related to Our Business and Competitive Environments.

Economic, political and market factors beyond our control could reduce trading volumes, securities and commodities prices and demand for our brokerage and clearing services, which could harm our business and our profitability.

        Difficult market conditions, economic conditions and geopolitical uncertainties have in the past adversely affected and may in the future adversely affect our business and profitability. Our business and the brokerage and financial services industry in general are directly affected by national and international economic and political conditions, broad trends in business and finance, the level and volatility of interest rates, substantial fluctuations in the volume and price levels of securities, commodities and financial transactions and changes in and uncertainty regarding tax and other laws. In each of the three years in the period ended December 31, 2014, over 70% of our revenues were generated by our brokerage operations. As a result, our revenues and profitability are likely to decline significantly during periods of low trading volume in the financial markets in which we offer our services. The financial markets and the global financial services business are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Any one of the following factors, among others, may cause a substantial decline in the United States and global financial markets in which we offer our services, resulting in reduced trading volumes. These factors include:

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

        We generally provide brokerage services to our clients in the form of either agency or matched principal transactions. For the year ended December 31, 2014, the company derived brokerage revenues of $454.6 million from transactions executed on an agency basis versus $180.3 from transactions executed on a principal basis. In agency transactions, we charge a commission for connecting buyers and sellers and assisting in the negotiation of the price and other material terms of the transaction. After all of the material terms of a transaction are agreed upon, we identify the buyer and seller to each other and leave them to settle the trade directly. We are exposed to credit risk for commissions we bill to clients for our agency brokerage services. In executing matched principal transactions, we are exposed to the risk that one of the counterparties to a transaction may fail to fulfill its obligations, as described in further detail in the Risk Factor captioned "The securities settlement process exposes us to risks that may impact our liquidity and profitability. In addition, liability for unmatched principal trades could adversely affect our results of operations and statement of financial condition." Our clients may default on their obligations to us arising from either agency or principal transactions due to disputes, bankruptcy, lack of liquidity, operational failure or other reasons. Any losses arising from such defaults could have a material adverse effect on our financial condition or results of operations.

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

        Our business is subject to increasingly extensive governmental and other regulations and our relationships with our clients may subject us to increasing regulatory scrutiny. These regulations are designed to protect public interests generally rather than our stockholders. The SEC, FINRA, CFTC and other agencies extensively regulate the United States financial services industry, including much of our operations in the United States. Some of our international operations are subject to similar regulations in their respective jurisdictions, including regulations overseen by the FCA in the United

Kingdom, the AMF in France, the SFC and HKMA in Hong Kong, the MAS in Singapore, the Bank of Korea in Korea and the SVS in Chile. These regulatory bodies are responsible for safeguarding the integrity of the securities and other financial markets and protecting the interests of investors in those markets. Most aspects of our business are subject to extensive regulation, including:

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

        We cannot predict our future capital needs or our ability to obtain additional financing. For a further discussion of our net capital requirements, see "Item 1—Business—Regulation" and Note 21 to the Consolidated Financial Statements.

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

        We provide services and products to clients globally through offices in Europe, the Middle East, Africa, South America and Asia and we may seek to further expand our operations in the future. On a geographic basis, approximately 63%, 27% and 10% of our total revenues for the each of the years ended December 31, 2014, were generated by our operations in EMEA, the Americas, which include operations in South America, and Asia-Pacific, respectively. On a geographic basis, approximately 61%, 30% and 9% of our total revenues for the each of the years ended December 31, 2013, were generated by our operations in EMEA, the Americas, which include operations in South America, and Asia-Pacific, respectively. There are certain additional risks inherent in doing business in international markets, particularly in the regulated brokerage industry. These risks include:

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

        Our ability to raise capital in the long-term or short-term debt capital markets has been and could continue to be adversely affected by conditions in the United States and international markets and economy. Global market and economic conditions have been, and continue to be, disrupted and volatile. In particular, our cost and availability of raising debt capital may be adversely affected by illiquid credit markets and wider credit spreads. As a result of concern about the stability of the markets, the strength of counterparties and other factors, including the continued impact of the Dodd-Frank Act and other pending legislation and regulatory proposals, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers in the financial industry. In addition, our credit rating may impact our ability to obtain to raise additional long or short term capital. See the Risk Factor captioned "Our business may be adversely affected by a reduction in our credit ratings." To the extent we need to raise additional capital, including for acquisitions or meeting increased capital requirements arising from growth in our brokerage business, we may not be able to obtain such additional financing on acceptable terms or on a timely basis, if at all. If we cannot raise additional capital on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or acquisitions, respond to competitive pressure or meet contractual, regulatory or other unanticipated requirements and as a result, our ability to conduct our business may be materially adversely affected.

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

Risks Related to Owning Our Stock

BGC has significant voting power and may take actions that may not be in the best interest of our other stockholders.

        On February 26, 2015, BGC and BGC Partners, L.P. successfully completed its tender offer to acquire shares of our common stock for $6.10 per share in cash pursuant to the tender offer (the "Offer"). 54,274,212 shares were tendered pursuant to the Offer and BGC Partners, L.P. paid for the tendered shares on March 4, 2015. The tendered shares, together with the 17.1 million shares of common stock already owned by BGC, represent approximately 56% of the outstanding shares of our common stock. In addition, pursuant to the tender offer agreement, dated as of February 19, 2015, by and among BGC and BGC Partners, L.P. and us, our Board of Directors was expanded to eight members and BGC designated six directors to the expanded Board of Directors, including Howard Lutnick, the Chairman and Chief Executive Officer of BGC, Shaun Lynn, the President of BGC, Stephen Merkel, the Executive Vice President, General Counsel and Secretary of BGC. As a result, BGC has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. This concentration of control could be disadvantageous to other stockholders with interests different from those of BGC. This concentration of voting power may have the effect of delaying or impeding actions that could be beneficial to our other stockholders. In addition, JPI, in which our executive chairman and founder, Michael Gooch, is the controlling shareholder, owns approximately 36% of our outstanding common stock. Our chief executive officer, Colin Heffron, is also a minority shareholder of JPI. The trading price for our common stock could be adversely affected if investors perceive disadvantages to owning our stock as a result of this significant concentration of share ownership.

        BGC and its affiliates are engaged in businesses that compete with us and are not restricted from investing in such businesses.

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

We are exempt from certain corporate governance requirements because we are a "controlled company" within the meaning of the NYSE rules and, as a result, will not have the protections afforded by these corporate governance requirements.

        Because BGC holds more than 50% of our common stock, we are considered to be a "controlled company" for purposes of the NYSE listing requirements. Under the NYSE rules, a "controlled company" may elect not to comply with certain NYSE corporate governance requirements, including (1) the requirement that a majority of our Board of Directors consist of independent directors, (2) the requirement that the nominating and corporate governance committee of our Board of Directors be composed entirely of independent directors, (3) the requirement that the compensation committee of our Board of Directors be composed entirely of independent directors and (4) the requirement for an annual performance evaluation of the nomination/corporate governance and compensation committees. Given that BGC holds a majority of the voting power of our common stock, we are permitted, and have elected, to dissolve our committees other than the audit committee and to opt out of compliance with certain NYSE corporate governance requirements. Accordingly, stockholders of our common stock will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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

The market price of our common stock may fluctuate in the future, and the limited market for our shares and future sales of our shares could adversely affect the market price of our common stock.

        The market price of our common stock has fluctuated in the past and may fluctuate in the future depending upon many factors, including our actual results of operations and perceived prospects and the prospects of the financial marketplaces in general, differences between our actual financial and operating results and those expected by investors and analysts, changes in analysts' recommendations or projections, seasonality, changes in general valuations for companies in our business segment, changes in general economic or market conditions and broad market fluctuations. Additionally, because BGC and JPI collectively own in excess of 90% of the outstanding shares of our common stock, we cannot assure our stockholders that a trading market will develop further or be maintained.

        Moreover, following the acquisition by BGC (see "Acquisition by BGC Partners, Inc.") of approximately 56.3% of our common stock, the Company has two significant shareholders that control approximately 94% of our common stock. This concentrated holding may cause there to be significantly reduced or no liquidity in our common stock and trading may be limited impacting the market price of our common stock.

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

        As of December 31, 2014, we had registered under the Securities Act of 1933, as amended (the "Securities Act") an aggregate of 38,200,000 shares of our common stock available for issuance under our 2008 Equity Incentive Plan in connection with existing and new grants of restricted stock units, stock options or similar types of equity compensation awards to our employees; however, pursuant to the tender offer agreement, upon the closing of the tender offer, the outstanding restricted stock units were converted into the right to receive an amount in cash equal to $6.10 with respect to each share of common stock underlying such award, with such cash payable on and subject to the terms and conditions of the original vesting schedule and no shares will be issued in respect thereof. Based on outstanding grants at December 31, 2014, there are 8,535,923 shares of our common stock available for future grants of awards under the 2008 Equity Incentive Plan. Following the acquisition by BGC, the Company filed post-effective amendments to its registration statements on Form S-8 de-registering any and all securities registered under the registration statements that remain unissued pursuant to its equity incentive and stock option plans and does not plan to issue any additional RSUs and previously issued RSUs that are unvested were converted into a right to receive cash.

We may be required to recognize impairments of our goodwill or other intangible assets, which could adversely affect our results of operations or financial condition.

        Accounting standards require periodic testing for the impairment of goodwill and intangible assets and any such non-cash charges in the future could have a material impact on our stockholders equity and our results of operations during a particular period. For example, in the second quarter of 2014, we recorded $121.6 million of aggregate goodwill impairment charges in our Americas Brokerage, EMEA Brokerage and Clearing and Backed Trading reporting units. In addition, during the fourth quarter of 2014, we recorded a $4.1 million impairment charge related to long-lived assets of Kyte Group Limited.

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

Shareholder litigation against the Company and certain of our current and former directors related to the CME Transaction could cause us to incur significant costs and expenses.

        The Company, certain current and former directors and a managing director, along with other participants in the CME Transaction, have been named in a number of class action complaints related to such transactions. Based on currently available information, the outcome of the outstanding legal proceedings are not expected to have a material adverse impact on our financial position. However, the outcome of any such matters may be material to the Company's results of operations or cash flows in a given period. It is not presently possible to determine the Company's ultimate exposure to these matters and there is no assurance that the resolution of our outstanding matters will not significantly exceed any reserves accrued by us. In addition, we could incur costs in connection with these legal proceedings, including costs associated with the indemnification of our directors and officers.

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

        Our U.S. operations also lease office space in Sugar Land (TX) and Iselin (NJ). Our foreign operations lease office space in London, Paris, Brussels, Nyon, Madrid, Hong Kong, Seoul, Singapore, Sydney, Cape Town, Santiago, Bogota, Buenos Aires, Lima, Dubai, Dublin, Tel Aviv, Tokyo and Mexico City. We believe our facilities will be adequate for our operations for the next twelve months. The properties we occupy are used across all of our business segments, as well as for corporate purposes.

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

        Following the announcement of the CME Merger, nine putative class action complaints challenging the CME Merger were filed on behalf of purported stockholders of GFI (one of which also purported to be brought derivatively on behalf of GFI), two in the Supreme Court of the State of New York, County of New York, six in the Court of Chancery of the State of Delaware, and one in the United States District Court for the Southern District of New York. The complaints were captioned Coyne v. GFI Group Inc., et al., Index No. 652704/2014 (N.Y. Sup. Ct., filed September 4, 2014), Suprina v. GFI Group, Inc., et al., Index No. 652668/2014 (N.Y. Sup. Ct., filed August 29, 2014), Brown v. GFI Group Inc., et al., Civil Action No. 10082-VCL (Del. Ch., filed September 3, 2014), Hughes v. CME Group, Inc., et al., Civil Action No. 10103-VCL (Del. Ch., filed September 8, 2014), Al Ammary v. Gooch, et al., Civil Action No. 10125-VCL (Del. Ch., filed September 11, 2014), Giardalas v. GFI Group, Inc., Civil Action No. 10132-VCL (Del. Ch., filed September 15, 2014), City of Lakeland Employees' Pension Plan v. Gooch, et al., Civil Action No. 10136-VCL (Del. Ch., filed September 16, 2014), Michocki v. Gooch., et al., Civil Action No. 10166-VCL (Del. Ch., filed September 25, 2014) and Szarek v. GFI Group Inc., et al., Case No. 14-CV-8228 (S.D.N.Y., filed October 14, 2014). On September 26, 2014, the Court of Chancery granted voluntary dismissal of the Giardalas action. On October 6, 2014, a consolidation order was entered by Vice Chancellor Laster, consolidating the Delaware cases into the Consolidated Delaware Action. The consolidation order designated the complaint filed in City of Lakeland Employees' Pension Plan v. Gooch, et al., Civil Action No. 10136-VCL (Del. Ch.) as the operative complaint in the Consolidated Delaware Action.

        The complaints named as Defendants various combinations of the Company, GFI Holdco Ltd. ("IDB Buyer"), the members of our board of directors, GFI managing director Nick Brown, CME,

Commodore Acquisition Corp., Commodore Acquisition LLC, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI and New JPI Inc. ("New JPI"). The complaints generally allege, among other things, that the members of our board of directors breached their fiduciary duties to our stockholders during merger negotiations by entering into the CME Merger Agreement and approving the CME Merger, and that the Company, CME, Commodore Acquisition Corp., Commodore Acquisition LLC, IDB Buyer, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI, and New JPI aided and abetted such breaches of fiduciary duties. The complaints further allege, among other things, (i) that the merger consideration provided for in the CME Merger Agreement undervalued the Company, (ii) that the sales process leading up to the CME Merger was flawed due to the members of our board of director's and Jefferies' conflicts of interest, and (iii) that certain provisions of the CME Merger Agreement inappropriately favored CME and precluded or impeded third parties from submitting potentially superior proposals.

        In addition, the Hughes complaint asserts a derivative claim on behalf of the Company against the members of our board of directors for breaching their fiduciary duties of loyalty and care to the Company by negotiating and agreeing to the CME Merger and against Defendants Gooch and Heffron for usurping a corporate opportunity. The Michocki complaint alleges that the CME Merger is not a solitary transaction but a series of related transactions and further alleges that the IDB Transaction must be approved by an affirmative two-thirds vote of the Shares pursuant to the terms of the Charter.

        The complaints seek, among other relief: (i) certification of the class, (ii) injunctive relief enjoining the CME Merger, (iii) a declaration that the members of our board of directors breached their fiduciary duties and that certain provisions of the CME Merger Agreement are unlawful, (iv) a directive to the members of our board of directors to execute their fiduciary duties to obtain a transaction in the best interest of our stockholders, (v) rescission of the CME Merger to the extent already implemented, (vi) granting of rescissory damages and an accounting of all of the damages suffered as a result of the alleged wrongdoing, (vii) and reimbursement of fees and costs. The Coyne and Suprina Plaintiffs also demand a jury trial.

        Certain Defendants have moved to dismiss or, in the alternative, stay the Coyne and Suprina actions in favor of the Consolidated Delaware Action. A hearing was held on December 15, 2014 on (i) the Defendants' motions to dismiss or stay the Coyne and Suprina actions; (ii) the Plaintiffs' motion by order to show cause for consolidation and appointment of a leadership structure; and (iii) Plaintiff Suprina's motion by order to show cause to compel and expedite discovery. In an order filed on January 30, 2015, the Court ordered the Suprina and Coyne cases consolidated as In re GFI Group Inc. Shareholder Litigation, Index No. 652668/2014. In another order filed that same day, the Court denied Plaintiff Suprina's motion to compel and expedite discovery. The parties are awaiting a ruling on the Defendants' motions to dismiss or stay the consolidated action.

        On November 18, 2014, the Delaware court entered a Revised Order Setting Expedited Discovery Schedule in the Consolidated Delaware Action. On December 19, 2014, the court entered a Further Revised Scheduling Order scheduling a preliminary injunction hearing for January 16, 2015. On December 29, 2014, Plaintiffs in the Consolidated Delaware Action filed a Motion for a Preliminary Injunction, and a brief in support thereof, seeking to enjoin enforcement of Article V of the Support Agreement and preliminarily enjoin the stockholder vote on the CME Merger until (i) certain additional disclosures were made and (ii) our stockholders were provided the opportunity to vote on the CME Merger, the JPI Merger and the IDB Transaction. On January 8, 2015, the parties agreed to move the preliminary injunction hearing from January 16, 2015 to January 20, 2015. On January 15, 2015, the preliminary injunction hearing (scheduled for January 20) was taken off the court's calendar.

        On January 15, 2015, Plaintiffs in the Consolidated Delaware Action filed a Supplement to the Verified Class Action Complaint. On January 30, 2015, Plaintiffs filed a Second Supplement to the Verified Class Action Complaint. On February 4, 2015, Plaintiffs filed a Motion for Expedited

Proceedings and a brief in support thereof. On February 6, 2015, the Court scheduled a merits hearing for February 17 and 18, 2015. On February 7, 2015, Plaintiffs filed a Third Supplement to the Verified Class Action Complaint, seeking certain additional injunctive and declaratory relief. On February 11, 2015, the Court, with the consent of the parties, moved the merits hearing (scheduled for February 17 and 18, 2015) to the first available dates on the Court's schedule after March 4, 2015. On February 20, 2015, Plaintiffs informed the Court that an expedited merits hearing was no longer necessary.

        In the New York Szarek action, the Court scheduled an initial pretrial conference for December 16, 2014, which the Court adjourned upon application of the parties until March 12, 2015 and adjourned again upon application of Plaintiff until May 21, 2015.

        In addition to the foregoing litigation, on November 26, 2014, a putative class action complaint alleging violations of the federal securities laws, captioned Gross v. GFI Group, Inc., et al., was filed in the United States District Court for the Southern District of New York. The complaint names the Company, Colin Heffron, Michael Gooch and Nick Brown as Defendants.. The complaint seeks, among other relief: (i) certification of the class, (ii) compensatory damages for Defendants purported wrongdoing and (iii) reimbursement of costs and expenses.

        On February 20, 2015, the Court in Gross v. GFI Group, Inc. granted Plaintiff's unopposed motion for appointment as lead plaintiff and approved his selection of co-lead counsel on behalf of the putative class. The Court also extended Defendants' time to respond to the complaint from February 23, 2015 to March 25, 2015; granted Plaintiff leave to file an amended complaint by March 16, 2015; and rescheduled the initial pre-trial conference to March 27, 2015.

        Defendants believe that the claims asserted against them are without merit and intend to defend the litigation vigorously.

        Based on currently available information, the outcome of our outstanding legal proceedings are not expected to have a material adverse impact on our financial position. However, the outcome of any such matters may be material to our results of operations or cash flows in a given period. It is not presently possible to determine our ultimate exposure to these matters and there is no assurance that the resolution of our outstanding matters will not significantly exceed any reserves accrued by the Company.

        For a limited number of legal matters for which, a loss (whether in excess of a related accrued liability or where there is no accrued liability) is not probable but is reasonably possible in future periods, the Company is sometimes able to estimate a range of possible loss. In determining whether it is able to estimate a range of possible loss, the Company reviews and evaluates its material litigation and regulatory and other matters on an ongoing basis. In cases in which the Company is able to estimate a range of possible loss, the aggregate total of such estimated possible losses is disclosed below. There may be other matters for which a loss is probable or reasonably possible but for which a range of possible loss may not be estimable. For those matters for which a range of possible loss is estimable, management currently estimates the aggregate range of possible loss as $0 to approximately $10.2 million in excess of the accrued liability (if any) related to those matters. The estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and uncertainties. The matters underlying the estimated range will vary from time to time, and actual results may vary significantly from the current estimate. Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of monetary damages (unless management can otherwise determine an amount), (ii) the matters are in early stages, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, (v) there are novel legal issues presented, among other reasons. Those matters for which an estimate is not possible are excluded from the estimated range above, therefore, the estimated range above does not represent the Company's maximum loss exposure.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

        Our common stock has been listed on the NYSE under the symbol "GFIG" since October 5, 2010. Prior to that date our common stock was listed on the Nasdaq Global Select Market since January 26, 2005. Prior to that time, there was no public market for our common stock. Set forth below, for each of the last eight fiscal quarters, is the low and high sales prices per share of our common stock as reported on NYSE in the first quarter of 2013 through the fourth quarter of 2014.

	Common Stock Price Ranges
			Cash Dividend Declared
	High	Low
Year Ended December 31, 2014
First Quarter	$4.19	$3.52	$0.05
Second Quarter	4.00	3.23	0.05
Third Quarter	6.18	2.98	0.00
Fourth Quarter	5.61	4.75	0.00
Year Ended December 31, 2013
First Quarter	$3.71	$3.07	$0.00
Second Quarter	4.44	3.25	0.05
Third Quarter	4.58	3.78	0.05
Fourth Quarter	4.00	3.16	0.05

Holders of Record

        As of February 28, 2015, we had approximately 23 holders of record of our common stock.

Dividend Policy

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination by our Board of Directors of the amount. In the third quarter of 2014, in conjunction with the Company's amendment of the CME Merger, the Board suspended the payment of quarterly dividends.

        If the Company determines to pay dividends in the future, any declaration and payment of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other considerations that our Board of Directors deems relevant. The Board's ability to declare a dividend is also subject to limits imposed by Delaware corporate law. In addition, our subsidiaries are permitted to pay dividends to us subject to (i) certain regulatory restrictions related to the maintenance of minimum net capital in those of our subsidiaries that are subject to net capital requirements imposed by applicable law or regulation, and (ii) general restrictions imposed on dividend payments under the jurisdiction of incorporation or organization of each subsidiary. Finally, our Credit Agreement limits our ability to pay dividends in certain circumstances without the approval of our lenders and any instruments governing our future indebtedness may also contain various covenants that limit our ability to pay dividends.

Stock Performance Graph

        The following performance graph shows a comparison, from December 31, 2009 through December 31, 2014, of the cumulative total return for our common stock, the NYSE Composite Index, the Nasdaq Other Financial Index and our peer group. The peer group is comprised of ICAP Plc, Tullet Prebon Plc, Compagnie Financiere Tradition, MarketAxess Holdings Inc., BGC Partners, Inc., Deutsche Börse Group, ICE and the CME Group Inc.

        The performance graph assumes that the value of the initial investment in the Company's common stock, each index and the peer group was $100 on December 31, 2009 and that all dividends have been reinvested. Such returns are based on historical results and are not intended to suggest future performance. The returns of each company within the peer group have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

COMPARISON OF CUMULATIVE TOTAL RETURN

Equity Compensation Plan Information

        For the information concerning securities authorized for issuance under our equity compensation plans, see Part III "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Form 10-K.

Purchase of Equity Securities

        The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended December 31, 2014.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October
Employee Transactions(a)	35,889	$5.50
November
Employee Transactions(a)	43,748	$3.97
December
Employee Transactions(a)	43,241	$5.45

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the five years ended December 31, 2014. This selected consolidated financial data should be read in conjunction with "Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations" and with our consolidated financial statements and the notes thereto contained in Part II-Item 8 in this Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues
Agency commissions	$454,604	$461,691	$484,386	$561,026	$534,239
Principal transactions	180,330	183,714	211,159	235,580	215,563

Total brokerage revenues	634,934	645,405	695,545	796,606	749,802
Clearing services revenues	115,498	139,136	118,011	112,735	41,878
Interest income from clearing services	2,229	2,193	1,964	2,300	671
Equity in net earnings of unconsolidated businesses	7,611	8,166	8,569	10,466	3,974
Software, analytics and market data	102,998	90,538	84,153	73,620	60,637
Other income, net	17,765	16,012	16,345	19,746	5,640

Total revenues	$881,035	$901,450	$924,587	$1,015,473	$862,602
Total interest and transaction-based expenses	128,596	154,490	137,542	134,702	67,558

Revenues, net of interest and transaction-based expenses	752,439	746,960	787,045	880,771	795,044

Expenses
Compensation and employee benefits	511,532	516,222	546,501	627,368	558,248
Other expenses(1)	377,723	252,083	241,801	253,321	204,993

Total other expenses	889,255	768,305	788,302	880,689	763,241

(Loss) income before (benefit from) provision for income taxes	(136,816)	(21,345)	(1,257)	82	31,803
(Benefit from) provision for income taxes	(29,963)	(2,273)	8,387	2,647	5,884

Net (loss) income before attribution to non-controlling stockholders	(106,853)	(19,072)	(9,644)	(2,565)	25,919
Less: Net income attributable to non-controlling interests	1,190	926	309	616	304

GFI's net (loss) income	$(108,043)	$(19,998)	$(9,953)	$(3,181)	$25,615

(Loss) earnings Per Share
Basic (loss) earnings per share available to common stockholders	$(0.87)	$(0.17)	$(0.09)	$(0.03)	$0.21

Diluted (loss) earnings per share available to common stockholders	$(0.87)	$(0.17)	$(0.09)	$(0.03)	$0.20

Weighted average number of shares outstanding
Basic	124,754,651	119,052,908	116,014,202	118,334,995	120,275,918
Diluted	124,754,651	119,052,908	116,014,202	118,334,995	125,522,128
Dividends declared per share of common stock	$0.10	$0.15	$0.25	$0.20	$0.45

(1)
Other expenses is Total other expenses excluding Compensation and employee benefits.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands except headcount data)
Consolidated Statements of Financial Condition Data:
Cash and cash equivalents	$183,432	$174,606	$227,441	$245,879	$313,875
Total assets(1)	1,361,942	1,161,542	1,180,061	1,190,549	1,273,804
Total debt	250,000	250,000	250,000	250,000	192,446
Total stockholders' equity	294,228	407,276	425,082	447,212	494,111
Selected Statistical Data:
Brokerage personnel headcount(2)	1,025	1,121	1,188	1,271	1,161
Employee headcount	1,984	2,087	2,062	2,176	1,990
Broker productivity for the period(3)	$597	$560	$562	$647	$669
Brokerage Revenues by Geographic Region:
Americas	$226,328	$260,503	$274,498	$311,519	$293,344
Europe, Middle East & Africa	334,253	314,417	345,069	392,895	379,660
Asia	74,353	70,485	75,978	92,192	76,798

Total	$634,934	$645,405	$695,545	$796,606	$749,802

(1)
Total assets included receivables from brokers, dealers and clearing organizations of $507.6 million, $295.7 million, $252.7 million, $251.8 million, and $270.7 million at December 31, 2014, 2013, 2012, 2011 and 2010, respectively. These receivables primarily represent securities transactions entered into in connection with our matched principal business, which have not settled as of the respective reporting dates, as well as balances with clearing organizations. These receivables are substantially offset by the corresponding payables to brokers, dealers and clearing organizations, and to clearing customers, for these unsettled transactions.

(2)
Brokerage personnel headcount includes brokers, trainees and clerks. As of December 31, 2014, we employed 881 brokers and 144 trainees and clerks.

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

Market Volumes and Volatility

        Recent Activity in Underlying Markets.    We believe that overall market volatility was lower in the year ended December 31, 2014 as compared to 2013. Many dealer banks reported declines in their overall fixed income, currencies and commodities revenues for 2014 as compared to the prior year. However, currency market volatility began to increase during the latter half of the third quarter of 2014, which led to increased trading volumes in the foreign currency markets throughout much of the second half of the year.

        The level of organic growth or contraction in the OTC derivatives markets we serve, as well as our market share within any particular market, has historically been difficult to measure on a timely basis, as there are only a few independent, objective measures of the outstanding notional amount of OTC derivatives, all of which are published retrospectively and do not measure transactional volumes. Therefore, to help gauge growth or contraction in any particular quarter or year, management has looked to the published results of large OTC derivatives dealers and certain futures and derivative exchanges as potential indicators of transactional activity in the related OTC derivative markets. In future periods, as SEFs and swap data repositories report their daily trading volumes on a more consistent basis pursuant to applicable CFTC regulations, management expects such data to provide a better indication of overall market size and our relative market share within such derivative markets.

        OTC market volumes were generally mixed across most asset classes during the year ended December 31, 2014, as compared to the year ended December 31, 2013. OTC markets continued to confront higher capital requirements and a low global short-term interest rate environment. The level of the Chicago Board Options Exchange Volatility Index ("VIX"), on average, was approximately 1% lower in 2014 when compared to the prior year. In addition, the BAML Global Financial Stress Index was lower, on average, during 2014. We believe that these indexes provide valuable proxies for the overall volatility across our four brokerage product categories. However, it should be noted that volatility events can affect each of our product categories to varying degrees.

        Fixed Income Volumes.    Our fixed income product category is comprised of revenues related to the brokerage of cash and derivative fixed income products. Fixed income volumes typically correlate with fluctuations in interest rates, market volatility and the level of bond issuances. Interest rates remained low during 2014, while market volatility in this product category generally declined. The Securities Industry and Financial Markets Association ("SIFMA") reported an increase in corporate bond issuance of 4% for the year ended December 31, 2014. In addition, SIFMA reported an increase in the average daily volumes ("ADV") of U.S. corporate debt of 10%, but also reported that the average gross notional outstanding for credit default swaps declined, year over year. BrokerTec, an electronic trading platform in the fixed income market, reported increased ADV of 1% in 2014 vs. 2013. Conversely, IntercontinentalExchange Inc. ("ICE") reported approximately a 3% decline in credit default swap trade execution revenues compared with 2013. In comparison, our overall fixed income volumes were generally mixed, with roughly an equal number of desks experiencing an increase in volumes vs. a decrease in volume, while our margins generally declined in this product category during 2014. Our brokerage revenues from fixed income products declined 1% in the year.

        Interest Rate and Foreign Exchange Volumes.    Our financial product category largely consists of revenues related to the brokerage of foreign exchange and interest rate derivative products. Foreign exchange market volumes generally decreased overall for the year ended December 31, 2014, primarily driven by a lack of volatility in the first eight months of the year. However, market conditions improved during the latter part of the year as volumes began to increase during the third quarter of 2014, predominately driven by an increase in foreign exchange volatility during the period. CME foreign exchange futures ADVs decreased 9% in 2014, while EBS, an electronic trading platform for spot currencies, reported a 12% decrease in volumes year over year. Reported market volumes for interest rate products generally increased during the year ended December 31, 2014, with CME reporting a 19% increase in interest rate futures ADVs in 2014. Volumes increased on a majority of our financial products desks 2014, however our margins were generally lower. Our brokerage revenues from financial products increased 5% in the year ended December 31, 2014, compared to the prior year.

        Equity Volumes.    Our equity product category consists of revenues related to the brokerage of cash equity and equity derivative products. Cash equity and equity derivative volume indicators in Europe and the U.S. were generally mixed during 2014 compared with the prior year. International Securities Exchange's equity derivative volumes declined approximately 21% in 2014, while Eurex European equity derivative volumes declined approximately 4%, year over year. However, Options Clearing Corporation reported a 4% increase in cleared equity option contract volumes. In addition, ADVs for NYSE's U.S. cash products increased 2% in 2014, while ADVs for Euronext's European cash products (the vast majority of which are cash equity products) increased 9%, compared to the prior year. In comparison, our equity volumes declined on a majority of our desks in 2014 as compared to the prior year, with lower trading margins on the whole within our equity business. Our brokerage revenues from all equity products declined 9% from the prior year.

        Commodity Volumes.    Our commodity product category consists of revenues related to the brokerage of a wide range of energy products, and to a lesser extent, other commodity products. CME's Energy derivatives ADVs decreased 3% in 2014, while ICE's Energy derivatives ADVs decreased 11%, year over year. In addition, ICE reported an increase of approximately 11% in the quarterly rate per contract ("RPC"), while CME's reported RPC was flat, year over year. Similarly, our volumes across the various energy products for which we provide brokerage services generally declined in 2014 from the prior year, while margins were mixed across our desks, with a majority of desks seeing lower margins. Our brokerage revenues from commodity products declined 5% in 2014.

        Clearing Services Volumes.    Our Kyte subsidiary's clearing operations are subject to many of the same drivers that influence OTC market volumes. Kyte's clearing revenues declined by 17% in 2014, primarily due to a decrease in trading volumes. Kyte's clearing services revenues include the exchange fees that Kyte charges to its clients but then passes on to the exchanges.

Competitive and Regulatory Environment

        Another major external market factor affecting our business and results of operations is competition, which may take the form of competitive pressure on the commissions we charge for our services or competition for qualified personnel with extensive experience in the specialized markets we serve. We currently compete for the services of skilled brokerage personnel with other wholesale market participants and, more broadly, we compete for the services of highly qualified technology development personnel. We believe that the demand for productive brokers has lessened in recent periods, as the wholesale brokerage industry has been impacted by lower trading volumes and sluggish trading conditions in certain markets we serve and due to the increased importance of technology. However, we believe that there continues to be increased competition to provide brokerage services to a smaller number of market participants in the near term as dealers have exited or reduced their proprietary trading operations.

        In addition, we believe that the continued regulatory uncertainty in certain markets has resulted in lower trading volumes and fewer participants in these markets. GFI Swaps Exchange LLC, our SEF platform, was temporarily registered as a SEF by the CFTC in September 2013 and many of the rules governing the operation of a SEF for swaps in the U.S. became effective on October 2, 2013. The requirements for SEF trading are still developing and regulations are still being interpreted and analyzed, including their cross-border application. This continues to create uncertainty and depressed volumes, as market participants work to understand how to structure their global business and trading. Additionally, the SEC has not yet finalized its rules for security-based SEFs, nor has it published a timetable for the finalization and implementation of such rules. However, in the long run, we remain optimistic that the regulatory reform of recent years, including requirements for enhanced regulatory transparency, central clearing and efficient execution, will benefit and enable growth in the global derivatives markets.

Technology Development

        Over the past year, we have continued the expansion of our proprietary electronic trade execution capabilities for our SEF and non-SEF businesses, as well as the number of users of our hybrid electronic trading platforms. We continue to believe that our capabilities have provided us with a market leading position to address customer needs and service our markets in light of new regulatory requirements.. For example, revenues from our electronic matching sessions have increased approximately 42% in cash fixed income products in 2014.

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

Financial Overview

        Our results of operations are significantly impacted by the amount of revenues we generate and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three year period ended December 31, 2014:

        Our total revenues decreased 2.3% to $881.0 million in 2014 from $901.5 million for 2013. The main factors contributing to this decrease in our revenues were:

  •
  Decreased clearing services revenues due to a decline in the number of trades cleared by our Kyte subsidiary; and

  •
  Lower volatility in certain markets in which we provide brokerage services and continued low global interest rate environments, both of which adversely impacted trading volumes.

        Partially offsetting the above factors were the following factors that we believe positively affected our brokerage and other revenues:

  •
  Increased trading volumes in our financial product category beginning in the latter half of the third quarter, as currency market volatility began to increase from historically low rates;

  •
  Increased customer usage of our electronic trading platforms and matching sessions in cash fixed income products; and

  •
  The continued strong performance of our Trayport subsidiary, which led to an increase in our software, analytics and market data revenue.

        The most significant component of our cost structure is employee compensation and benefits, which includes salaries, amortization of sign-on and retention bonuses, incentive compensation and related employee benefits and taxes. Our employee compensation and benefits expense decreased $4.7 million to $511.5 million in 2014 from $516.2 million in 2013.

        Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees, while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. Additionally, a portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $150.2 million for the year ended December 31, 2014 from $151.6 million for the prior year.

        Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash, deferred cash, long term equity or forgivable loans, or a combination of the foregoing, and are typically expensed over the term of the related employment agreement for cash bonuses and forgivable loans and the related service period for deferred cash and long term equity, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment or forgivable loan and forfeiture provisions for unvested deferred cash or equity should the employee voluntarily terminate his or her employment or if the employee's employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses was $29.0 million for 2014, as compared to $34.5 million for 2013.

Results of Consolidated Operations

        The following table sets forth our consolidated results of operations for the periods indicated:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Revenues
Agency commissions	$454,604	$461,691	$484,386
Principal transactions	180,330	183,714	211,159

Total brokerage revenues	634,934	645,405	695,545
Clearing services revenues	115,498	139,136	118,011
Interest income from clearing services	2,229	2,193	1,964
Equity in net earnings of unconsolidated businesses	7,611	8,166	8,569
Software, analytics and market data	102,998	90,538	84,153
Other income, net	17,765	16,012	16,345

Total revenues	881,035	901,450	924,587
Interest and transaction-based expenses
Transaction fees on clearing services	108,464	134,165	113,726
Transaction fees on brokerage services	19,311	19,755	22,843
Interest expense from clearing services	821	570	973

Total interest and transaction-based expenses	128,596	154,490	137,542

Revenues, net of interest and transaction-based expenses	752,439	746,960	787,045

Expenses
Compensation and employee benefits	511,532	516,222	546,501
Communications and market data	52,822	53,875	60,760
Travel and promotion	31,265	30,853	35,850
Rent and occupancy	31,299	28,380	23,667
Depreciation and amortization	34,334	33,295	36,624
Professional fees	41,904	24,527	23,238
Interest on borrowings	32,298	30,297	26,885
Impairment of goodwill and long-lived assets	125,680	19,602	—
Other expenses	28,121	31,254	34,777

Total other expenses	889,255	768,305	788,302

Loss before (benefit from) provision for income taxes	(136,816)	(21,345)	(1,257)
(Benefit from) provision for income taxes	(29,963)	(2,273)	8,387

Net loss before attribution to non-controlling stockholders	(106,853)	(19,072)	(9,644)
Less: Net income attributable to non-controlling interests	1,190	926	309

GFI's net loss	$(108,043)	$(19,998)	$(9,953)

        The following table sets forth our consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses for the periods indicated:

	Year ended December 31,
	2014	2013	2012
Revenues
Agency commissions	60.4%	61.8%	61.5%
Principal transactions	24.0	24.6	26.8

Total brokerage revenues	84.4	86.4	88.3
Clearing services revenues	15.3	18.6	15.0
Interest income from clearing services	0.3	0.3	0.2
Equity in net earnings of unconsolidated businesses	1.0	1.1	1.1
Software, analytics and market data	13.7	12.1	10.7
Other income, net	2.4	2.2	2.1

Total revenues	117.1%	120.7%	117.4%
Interest and transaction-based expenses
Transaction fees on clearing services	14.4	18.0	14.4
Transaction fees on brokerage services	2.6	2.6	2.9
Interest expense from clearing services	0.1	0.1	0.1

Total interest and transaction-based expenses	17.1%	20.7%	17.4%

Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%

Expenses
Compensation and employee benefits	68.0	69.1	69.4
Communications and market data	7.0	7.2	7.7
Travel and promotion	4.1	4.1	4.6
Rent and occupancy	4.2	3.8	3.0
Depreciation and amortization	4.6	4.5	4.7
Professional fees	5.6	3.3	3.0
Interest on borrowings	4.3	4.1	3.4
Impairment of goodwill and long-lived assets	16.7	2.6	0.0
Other expenses	3.7	4.2	4.4

Total other expenses	118.2%	102.9%	100.2%

Loss before (benefit from) provision for income taxes	(18.2)%	(2.9)%	(0.2)%
(Benefit from) provision for income taxes	(4.0)	(0.3)	1.1

Net loss before attribution to non-controlling stockholders	(14.2)%	(2.6)%	(1.3)%
Less: Net income attributable to non-controlling interests	0.2	0.1	0.0

GFI's net loss	(14.4)%	(2.7)%	(1.3)%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

  Net Loss

        GFI's net loss for the year ended December 31, 2014 increased $88.0 million to $108.0 million from a net loss of $20.0 million for the year ended December 31, 2013. Total revenues decreased by $20.5 million, or 2.3%, to $881.0 million in 2014 from $901.5 million in the prior year. The net decrease in total revenues was primarily due to lower clearing services revenues, which decreased $23.6 million, or 17.0%, and lower brokerage revenues, which decreased $10.5 million, or 1.6%, partially offset by higher Software, analytics and market data revenues, which increased $12.5 million, or 13.8%, largely due to the factors set forth above under the "Financial Overview" section.

        Total interest and transaction-based expenses decreased $25.9 million to $128.6 million in 2014. The decrease was primarily due to lower transaction fees on clearing services at our Kyte subsidiary, due to the factors discussed below under the heading "Interest and Transaction-Based Expenses".

        Total expenses, excluding interest and transaction-based expenses, increased by $121.0 million, or 15.7%, to $889.3 million for 2014. The increase was primarily related to aggregate non-cash goodwill impairment charges of $121.6 million recorded in the second quarter of 2014 and, to a lesser extent, an increase in professional fees related to the then-pending CME Merger. Slightly offsetting these charges were (i) lower broker bonus expense, (ii) lower broker salary expense on reduced brokerage personnel headcount and (iii) a decrease in Other expenses, principally related to legal costs incurred during the first quarter of 2013 in connection with previously opened desks and offices.

  Revenues

        The following table sets forth the changes in revenues for the year ended December 31, 2014, as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2014	%*	2013	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$173,434	23.0%	$175,691	23.5%	$(2,257)	(1.3)%
Equity	105,842	14.1	116,579	15.6	(10,737)	(9.2)
Financial	202,236	26.9	191,836	25.7	10,400	5.4
Commodity	153,422	20.4	161,299	21.6	(7,877)	(4.9)

Total brokerage revenues	634,934	84.4	645,405	86.4	(10,471)	(1.6)
Clearing services revenues	115,498	15.3	139,136	18.6	(23,638)	(17.0)
Other revenues	130,603	17.4	116,909	15.7	13,694	11.7

Total revenues	881,035	117.1	901,450	120.7	(20,415)	(2.3)

Interest and transaction-based expenses	128,596	17.1	154,490	20.7	(25,894)	(16.8)

Revenues, net of interest and transaction-based expenses	$752,439	100.0%	$746,960	100.0%	$5,479	(0.7)

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2014 as compared to 2013

        Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the year ended December 31, 2014 as compared to 2013.

  •
  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories was $597 thousand for 2014 an increase of approximately 6.6% when compared to 2013.

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

  •
  Fixed income product brokerage revenues decreased $2.3 million, or 1.3%, in 2014 compared to 2013. Revenues from cash fixed income products increased less than 1%, while revenues from fixed income derivative products decreased by approximately 4.5% in the year. The overall decrease in fixed income product revenue was largely driven by lower fixed income derivative revenues as a result of continued low global interest rates and lower volatility, as well as ongoing regulatory change which had an adverse effect on this product category. Partially offsetting this decrease was a full year of revenues generated by new desks which commenced operations during the second quarter of 2013, as well as an increase in revenues generated by our electronic matching sessions in cash fixed income products. Our average monthly brokerage personnel headcount for fixed income products decreased by 19 to 280 employees in 2014.

  •
  Equity product brokerage revenues decreased $10.7 million, or 9.2%, in 2014. The decrease was largely attributable to lower equity derivative trading volumes in the U.S., and reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for equity products decreased by 24 to 162 employees in 2014.

  •
  Financial product brokerage revenues increased $10.4 million, or 5.4%, in 2014. The increase was primarily attributable to increased trading volumes in this product category beginning in the latter half of the third quarter as currency market volatility began to increase from historically low rates. This increase was partially offset by low trading volumes exhibited throughout the first half of 2014, which was characterized by low volatility and the unfavorable effects of an evolving regulatory environment, as well as a reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for financial products decreased by 38 to 352 employees in 2014.

  •
  The decrease in commodity product brokerage revenues of $7.9 million, or 4.9%, in 2014 was primarily attributable to lower trading volumes in the U.S., principally as a result of reduced trading operations of certain commodities dealers amid the uncertainty surrounding the regulatory landscape for certain market participants and transactions. This decrease was partially offset by an increase in our commodity brokerage revenues in Europe. Our average monthly brokerage personnel headcount for commodity products decreased by 9 to 269 employees in 2014.

  Clearing Services Revenue

  •
  Clearing services revenues decreased by$23.6 million, or 17.0% to $115.5 million for 2014, due to a decrease in the number of trades cleared by our Kyte subsidiary. Clearing services revenues are related solely to the operations of Kyte and consist of fees charged to our clearing service customers for clearing, settlement and other services. Kyte also incurs exchange fees on behalf of its customers, which Kyte then charges to its customers, and are therefore included in equal amounts in both revenues and expenses.

  Other Revenues

  •
  Other revenues were comprised of the following (dollars in thousands):

	For the Years Ended December 31,
	2014	2013	Increase (Decrease)	%*
Software, analytics and market data	$102,998	$90,538	$12,460	13.8%
Equity in net earnings of unconsolidated businesses	7,611	8,166	(555)	(6.8)
Remeasurement of foreign currency transactions and balances	(4,122)	2,039	(6,161)	(302.2)
Net realized and unrealized (losses) gains from foreign currency hedges	4,266	(2,130)	6,396	(300.2)
Interest income on short-term investments	609	717	(108)	(15.1)
Interest income from clearing services	2,229	2,193	36	1.6
Other	17,012	15,386	1,626	10.6

Total other revenues	$130,603	$116,909	$13,694	11.7%

          Other revenues increased by $13.7 million to $130.6 million for the year ended December 31, 2014. This increase was primarily related to an increase in software revenues at our Trayport subsidiary, largely due to an expansion of product and service offerings to its existing customer base. The increase in Other revenues was also due, in part, to:

              (i)  a $6.4 million net increase in net realized and unrealized gains associated with foreign currency forward contracts used to hedge revenues, expenses and certain foreign currency assets. This increase was primarily driven by the strengthening of the U.S. Dollar against the Euro and the British Pound; and

             (ii)  a net increase of $1.6 million in Other, which was largely related to a decrease in our estimate of the contingent consideration liability associated with the acquisition of Contigo Limited.

          These increases were partially offset by a $6.2 million increase in net losses on remeasurement of foreign currency transactions and balances primarily due to (i) the weakening of certain foreign currencies against the U.S. Dollar, particularly the Euro and British Pound and (ii) a translation gain on liquidation of a foreign subsidiary during the third quarter of 2013. Foreign currency remeasurement gains and losses result from the remeasurement of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions.

  Interest and Transaction-Based Expenses

  •
  The decrease in total interest and transaction-based expenses of $25.9 million in 2014 was primarily due to a decrease in the number of trades cleared by our Kyte subsidiary. Kyte pays to use the services of third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for its customers. Kyte also incurs exchange fees on each trade, which they pass through to their customers and which are therefore included in equal amounts in both revenues and expenses. The margin on clearing services revenues increased to 6.1% for 2014 as compared to 3.6% for the prior year, principally due to lower trading volumes during 2014 and more favorable margins obtained from the restructuring of certain contracts with clearing customers.

  Expenses

        The following table sets forth the changes in expenses for the year ended December 31, 2014 as compared to the same period in 2013 (dollars in thousands, except percentage data):

	For the Year Ended December 31,
	2014	%*	2013	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$511,532	68.0%	$516,222	69.1%	$(4,690)	(0.9)%
Communications and market data	52,822	7.0	53,875	7.2	(1,053)	(2.0)
Travel and promotion	31,265	4.1	30,853	4.1	412	1.3
Rent and occupancy	31,299	4.2	28,380	3.8	2,919	10.3
Depreciation and amortization	34,334	4.6	33,295	4.5	1,039	3.1
Professional fees	41,904	5.6	24,527	3.3	17,377	70.8
Interest in borrowings	32,298	4.3	30,297	4.1	2,001	6.6
Impairment of goodwill and long-lived assets	125,680	16.7	19,602	2.6	106,078	541.2
Other expenses	28,121	3.7	31,254	4.2	(3,133)	(10.0)

Total other expenses	$889,255	118.2%	$768,305	102.9%	$120,950	15.7%

*
Denotes % of revenues, net of interest and transaction-based expenses

**
Denotes % change in 2014 as compared to 2013

  Compensation and Employee Benefits

  •
  The decrease in compensation and employee benefits expense of $4.7 million for 2014 was primarily due to (i) lower broker performance bonus expense resulting from lower brokerage revenues during 2014, (ii) lower broker salary expense on reduced brokerage personnel headcount and (iii) a decrease in amortization expense on previously paid sign-on and retention bonuses and share-based compensation. Partially offsetting this decrease was higher back office salaries expense related to the hiring of additional technology and regulatory compliance personnel.

  •
  Total compensation and employee benefits, as a percentage of revenues, net of interest and transaction-based expenses, decreased to 68.0% in 2014 from 69.1% in the prior year.

  •
  Performance bonus expense represented 35.7% and 35.3% of total compensation and employee benefits expense for the years 2014 and 2013, respectively. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 5.9% and 7.1% of total compensation and employee benefits expense for 2014 and 2013, respectively.

  All Other Expenses

  •
  The increase in professional fees of $17.4 million was largely attributable to services provided to the Company related to the then-pending CME Merger during 2014.

  •
  The increase in rent and occupancy expense of $2.9 million was due to a combination of individually small items, including one of our U.K. subsidiaries relocating to office space with a higher rental cost during the second quarter of 2013.

  •
  The decrease in other expenses of $3.1 million was primarily attributable to legal costs incurred during 2013 in connection with previously opened desks and offices.

  •
  The increase in interest on borrowings of $2.0 million was largely due to higher interest expense on our 8.375% Senior Notes during 2014 as a result of the effect of downgrades to the Company's credit rating by rating agencies in 2013.

  •
  The decrease in communications and market data expense of $1.1 million was primarily due to cost savings from lower expenditures on price quotation systems.

  •
  The increase in depreciation and amortization expense of $1.0 million in 2014 was predominantly due to higher depreciation expense on SEF related internal-use software.

  •
  As discussed in Note 7 to the Consolidated Financial Statements, during the second quarter of 2014, we recorded non-cash, pre-tax charges of $121.6 million related to the impairment of goodwill in three of our reporting units: (i) $83.3 million recorded in Americas Brokerage, (ii) $14.8 million recorded in EMEA Brokerage and (iii) $23.5 million recorded in our Clearing and Backed Trading. In addition, we also recorded impairment charges of $4.1 million in the fourth quarter of 2014 to write down the carrying value of Kyte Group Limited's ("KGL") long-lived assets, which were classified as held for sale on the December 31, 2014 Statements of Financial Condition. See Note 4 to the Consolidated Financial Statements for further information.

  Income Taxes

  •
  We recorded a benefit from income taxes of $30.0 million for the year ended December 31, 2014, as compared to $2.3 million for the year ended December 31, 2013. The net increase in benefit from income taxes was primarily a result of a $29.2 million discrete tax benefit attributable to non-cash goodwill impairment recorded in the U.S. during the second quarter of 2014. The year ended December 31, 2013 were primarily impacted by the following items: (i) a tax benefit of $2.7 million under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (ii) a tax benefit of $1.2 million arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iii) the release of a tax liability of $1.4 million in a foreign subsidiary where the statute of limitations has now expired. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

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

    Management periodically reevaluates its estimation of brokerage headcount by product category with regard to brokers who broker multiple products and with regard to employees whose positions may have changed between front-office and support staff. For comparative purposes, 2013 and 2012 average monthly brokerage personnel headcount amounts disclosed below have been adjusted to conform to the methodology used in the current period.

  •
  Fixed income product brokerage revenues decreased $12.6 million, or 6.7%, in 2013 compared to 2012. Revenues from cash fixed income products decreased approximately 3.9% and revenues from fixed income derivative products decreased by 11.0% in the year. The overall decrease in fixed income product revenue was largely due to lower market volatility and regulatory concerns partially offset by additional revenues from the hiring of new fixed income brokerage personnel. Our average monthly brokerage personnel headcount for fixed income products increased by 13 to 299 employees in 2013.

  •
  Equity product brokerage revenues decreased $19.2 million, or 14.2%, in 2013. The decrease was primarily attributable to lower cash equity and equity derivative trading volumes in Europe and the U.S., and reduced brokerage personnel headcount in this product category. The revenue decline generally correlates with the volume declines in the equity exchange markets. Our average monthly brokerage personnel headcount for equity products decreased by 37 to 186 employees in 2013.

  •
  Financial product brokerage revenues increased $6.8 million, or 3.7%, in 2013. The increase was primarily attributable higher market volatility in the first half of 2013 related to divergent monetary policy in the U.S. and Japan. This increase was partially offset by reduced brokerage personnel headcount in this product category and regulatory concerns in the latter half of 2013. Our average monthly brokerage personnel headcount for financial products decreased by 22 to 390 employees in 2013.

  •
  The decrease in commodity product brokerage revenues of $25.0 million, or 13.4%, in 2013 was due, in part, to lower energy trading volumes in the U.S. and reduced brokerage personnel headcount in this product category. We believe that trading volumes in commodity products were impacted by (i) uncertainty surrounding the regulatory landscape for certain market participants and transactions, and (ii) the reduced trading operations of certain commodities dealers. The revenue decline generally correlates with the revenue decline across OTC and exchange markets in this product category. Our average monthly brokerage personnel headcount for commodity products decreased by 37 to 278 employees in 2013.

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

  Income Taxes

  •
  We recorded a benefit from income taxes of $2.3 million for the year ended December 31, 2013, as compared to a provision for income taxes of $8.4 million for the year ended December 31, 2012. The net decrease in income taxes was primarily due to: (i) changes in the geographic mix of our profits, (ii) a tax benefit of $2.7 million under the American Taxpayer Relief Act of 2012 related to taxes previously provided for, (iii) a tax benefit of $1.2 million arising from a change in our view about the deductibility of a reserve previously deemed nondeductible, as a result of new information received in the first quarter of 2013 and (iv) the release of a $1.4 million reserve in a foreign subsidiary where the statute of limitations has now expired.

Results of Segment Operations

        Based on the nature of our operations, products and services in each geographic region, we determined that we have four reportable segments: (i) Americas Brokerage, EMEA Brokerage, (iii) Asia Brokerage and (iv) Clearing and Backed Trading. Our brokerage operations provide brokerage services in four broad product categories: fixed income, financial, equity and commodity. Our Clearing and Backed Trading segment encompasses our clearing, risk management, settlement and other back-office services, as well as the capital we provide to start-up trading groups, small hedge funds, market-makers and individual traders. All Other includes the results of our software, analytics and market data operations. All Other also includes revenues and expenses that are not directly assignable to one of our reportable segments, primarily consisting of indirect costs related to our brokerage segments as well as all our corporate business activities.

        The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment:

	For the Year Ended December 31, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$229,362	$325,574	$74,489	$147,257	$104,353	$881,035
Revenues, net of interest and transaction-based expenses	218,483	316,044	74,023	36,630	107,259	752,439
Other expenses	244,183	229,232	52,873	63,751	299,216	889,255
Income (loss) before income taxes	(25,700)	86,812	21,150	(27,121)	(191,957)	(136,816)

	For the Year Ended December 31, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$261,729	$306,509	$67,565	$176,319	$89,328	$901,450
Revenues, net of interest and transaction-based expenses	250,733	297,458	67,223	40,785	90,761	746,960
Other expenses	181,042	215,107	51,700	57,187	263,269	768,305
Income (loss) before income taxes	69,691	82,351	15,523	(16,402)	(172,508)	(21,345)

	For the Year Ended December 31, 2012
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$276,350	$338,504	$71,927	$159,877	$77,929	$924,587
Revenues, net of interest and transaction-based expenses	262,560	328,722	71,813	44,597	79,353	787,045
Other expenses	192,912	245,388	56,738	37,909	255,355	788,302
Income (loss) before income taxes	69,648	83,334	15,075	6,688	(176,002)	(1,257)

Segment Results for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

  Total Revenues

  •
  Total revenues for Americas Brokerage decreased $32.4 million, or 12.4%, in 2014 compared with the prior year. Total revenues for EMEA Brokerage and Asia Brokerage increased $19.1 million, or 6.2%, and $6.9 million, or 10.2%, respectively. Total revenues for our three brokerage segments decreased by $6.4 million, or 1%, to $624.9 million for 2014. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under "Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013."

  •
  Total revenues for Clearing and Backed Trading decreased $29.1 million, or 16.5%, to $147.3 million for 2014. The decrease was due primarily to a decrease in clearing services revenues as a result of a decrease in the number of trades cleared by our Kyte subsidiary.

  •
  Total revenues for All Other increased by $15.0 million, or 16.8%, to $104.4 million for the year ended December 31, 2014. This increase was primarily as a result of an increase in software revenues at our Trayport subsidiary due to the expansion of product and service offerings to its existing customer base. Also contributing to the increase was a net increase in Other income, net largely related to a gain on the mark-to-market of the contingent consideration liability associated with the acquisition of Contigo Limited.

  Total interest and transaction-based expenses

  •
  Total interest and transaction-based fees for our three brokerage segments increased by $0.5 million, or 2.4%, to $20.9 million in 2014.

  •
  Total interest and transaction-based fees for our Clearing and Backed Trading segment decreased by $24.9 million to $110.6 million in 2014 from $135.5 million in the prior year primarily due a decrease in the number of trades cleared by our Kyte subsidiary.

  Other Expenses

  •
  Other expenses for Americas Brokerage increased $63.1 million, or 34.9%, to $244.2 million for the year ended December 31, 2014. Other expenses for EMEA Brokerage increased $14.1 million, or 6.6%, to $229.2 million for the year. These increases were primarily due to non-cash impairment charges related to goodwill of $83.3 million at Americas Brokerage and $14.8 million at EMEA Brokerage, during the second quarter of 2014. The increase at both segments was partially offset by a decrease in compensation and employee benefits expense for the year. Other expenses for Asia Brokerage increased $1.2 million, or 2.3%, to $52.9 million for the year, largely as a result of increased employee compensation and benefits expense. Total Other expenses for our three brokerage segments increased by $78.4 million, or 17.5%, to $526.3 million for the year ended December 31, 2014.

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

  •
  Other expenses for Clearing and Backed Trading increased $6.6 million, or 11.5%, to $63.8 million in 2014. The increase was primarily related to $23.5 million of non-cash impairment charges recorded on goodwill during the second quarter of 2014. In addition, the increase was also associated with $4.1 million of impairment charges we recorded during the fourth quarter of 2014 to write down the carrying value of KGL's long-lived assets, which were classified as held for sale on the December 31, 2014 Statements of Financial Condition. See Note 4 to the Consolidated Financial Statements for further information.

  •
  Other expenses in All Other increased by $35.9 million, or 13.7%, to $299.2 million in 2014. The increase was primarily attributable to (i) higher back office salaries expense related to the hiring of additional technology and regulatory compliance personnel, (ii) an increase in professional fees related to the then-pending CME Merger and (iii) higher interest expense on our 8.375% Senior Notes in 2014 primarily as a result of the cumulative effect of downgrades to the

    Company's credit rating by various rating agencies in 2013. These increases were partially offset by a decrease in Other expenses primarily associated with legal costs incurred during 2013 in connection with previously opened desks and offices.

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

  •
  Total revenues included in All Other primarily consisted of revenues generated from sales of software, analytics and market data. Total revenues for All Other increased by $11.4 million, or 14.6%, to $89.3 million for the year ended December 31, 2013. This increase was due, in large part, to an increase in software revenues at our Trayport and Fenics subsidiaries due to the expansion of their customer base and the products and services offered. Also contributing to the increase was a net gain on revaluation of balances denominated in currencies other than their functional currency, including a translation gain on the liquidation of a foreign subsidiary. Partially offsetting this increase was a net decrease in realized and unrealized gains (losses) related to foreign currency forward contracts used to hedge certain non-U.S. dollar assets, liabilities and anticipated revenues and expenses denominated in foreign currencies.

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

Quarterly Results of Operations

        The following table sets forth, by quarter, our unaudited Statement of Operations data for the period from January 1, 2013 to December 31, 2014. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands)
Revenues
Agency commissions	$111,194	$112,303	$109,692	$121,415	$103,278	$109,365	$122,476	$126,572
Principal transactions	41,240	41,453	45,948	51,689	40,246	41,841	51,562	50,065

Total brokerage revenues	152,434	153,756	155,640	173,104	143,524	151,206	174,038	176,637
Clearing services revenues	26,359	26,373	28,602	34,164	28,911	32,722	39,439	38,064
Interest income from clearing services	550	579	572	528	570	455	431	737
Equity in net earnings of unconsolidated businesses	2,925	639	1,493	2,554	1,241	1,566	2,300	3,059
Software, analytics and market data	25,543	26,095	25,595	25,765	24,100	22,472	21,808	22,158
Other income, net	4,079	2,859	6,203	4,624	4,001	4,012	4,262	3,737

Total revenues	211,890	210,301	218,105	240,739	202,347	212,433	242,278	244,392

Interest and transaction-based expenses
Transaction fees on clearing services	24,102	24,786	26,936	32,640	27,213	31,620	38,424	36,908
Transaction fees on brokerage services	4,823	4,330	4,655	5,503	4,183	4,430	5,335	5,807
Interest expense from clearing services	261	206	185	169	180	143	87	160

Total interest and transaction-based expenses	29,186	29,322	31,776	38,312	31,576	36,193	43,846	42,875

Revenues, net of interest and transaction-based expenses	$182,704	$180,979	$186,329	$202,427	$170,771	$176,240	$198,432	$201,517
Expenses
Compensation and employee benefits	121,112	122,720	130,003	137,697	123,485	121,109	134,613	137,015
Communications and market data	12,620	13,335	13,520	13,347	12,798	13,747	13,743	13,587
Travel and promotion	8,341	7,184	7,961	7,779	7,555	7,380	7,857	8,061
Rent and occupancy	7,488	7,835	7,890	8,086	6,228	7,901	7,039	7,212
Depreciation and amortization	8,461	8,480	8,797	8,596	8,333	8,320	8,334	8,308
Professional fees	11,976	13,650	10,107	6,171	5,703	5,712	6,385	6,727
Interest on borrowings	7,905	8,466	8,143	7,784	7,822	7,612	7,175	7,688
Impairment of goodwill and long-lived assets	4,061	—	121,619	—	19,602	—	—	—
Other expenses	6,595	6,825	7,237	7,464	7,116	5,615	5,699	12,824

Total other expenses	$188,559	$188,495	$315,277	$196,924	$198,642	$177,396	$190,845	$201,422

(Loss) income before provision for (benefit from) income taxes	(5,855)	(7,516)	(128,948)	5,503	(27,871)	(1,156)	7,587	95
Provision for (benefit from) income taxes	276	(56)	(31,277)	1,094	2,994	(1,127)	719	(4,859)

Net (loss) income before attribution to non-controlling stockholders	(6,131)	(7,460)	(97,671)	4,409	(30,865)	(29)	6,868	4,954
Less: Net income (loss) attributable to non-controlling interests	428	231	125	406	37	432	177	280

GFI's net (loss) income	$(6,559)	$(7,691)	$(97,796)	$4,003	$(30,902)	$(461)	$6,691	$4,674

Basic (loss) earnings per share	$(0.05)	$(0.06)	$(0.78)	$0.03	$(0.25)	$(0.00)	$0.06	$0.04
Diluted (loss) earnings per share	$(0.05)	$(0.06)	$(0.78)	$0.03	$(0.25)	$(0.00)	$0.05	$0.04
Weighted average shares outstanding—Basic	126,288,817	125,407,225	124,909,412	122,362,839	121,765,553	120,331,179	118,646,703	115,384,022
Weighted average shares outstanding—Diluted	126,288,817	125,407,225	124,909,412	131,430,701	121,765,553	120,331,179	126,603,146	125,552,041

        The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenues
Agency commissions	60.9%	62.1%	58.9%	60.0%	60.5%	62.1%	61.7%	62.8%
Principal transactions	22.6	22.9	24.7	25.5	23.6	23.7	26.0	24.8

Total brokerage revenues	83.5	85.0	83.6	85.5	84.1	85.8	87.7	87.6
Clearing services revenues	14.4	14.6	15.4	16.9	16.9	18.5	19.9	18.9
Interest income from clearing services	0.3	0.3	0.3	0.2	0.3	0.3	0.2	0.4
Equity in net earnings of unconsolidated businesses	1.6	0.3	0.8	1.3	0.7	0.9	1.2	1.5
Software, analytics and market data	14.0	14.4	13.7	12.7	14.1	12.7	11.0	11.0
Other income, net	2.2	1.6	3.3	2.3	2.4	2.3	2.1	1.9

Total revenues	116.0	116.2	117.1	118.9	118.5	120.5	122.1	121.3

Interest and transaction-based expenses
Transaction fees on clearing services	13.2	13.7	14.5	16.1	15.9	17.9	19.4	18.3
Transaction fees on brokerage services	2.6	2.4	2.5	2.7	2.5	2.5	2.7	2.9
Interest expense from clearing services	0.2	0.1	0.1	0.1	0.1	0.1	0.0	0.1

Total interest and transaction-based expenses	16.0	16.2	17.1	18.9	18.5	20.5	22.1	21.3

Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	66.3	67.8	69.8	68.0	72.3	68.7	67.8	68.0
Communications and market data	6.9	7.3	7.2	6.6	7.5	7.8	6.9	6.8
Travel and promotion	4.6	4.0	4.3	3.8	4.4	4.2	4.0	4.0
Rent and occupancy	4.1	4.3	4.2	4.0	3.6	4.5	3.5	3.6
Depreciation and amortization	4.6	4.7	4.7	4.3	4.9	4.7	4.2	4.1
Professional fees	6.6	7.5	5.4	3.1	3.3	3.3	3.2	3.3
Interest on borrowings	4.3	4.7	4.4	3.8	4.6	4.3	3.6	3.8
Impairment of goodwill and long-lived assets	2.2	0.0	65.3	—	11.5	—	—	—
Other expenses	3.6	3.8	3.9	3.7	4.2	3.2	2.9	6.4

Total other expenses	103.2%	104.1%	169.2%	97.3%	116.3%	100.7%	96.1%	100.0%

(Loss) income before provision for (benefit from) income taxes	(3.2)	(4.1)	(69.2)	2.7	(16.3)	(0.7)	3.9	0.0
Provision from (benefit from) income taxes	0.2	0.0	(16.8)	0.5	1.8	(0.6)	0.4	(2.4)

Net (loss) income before attribution to non-controlling stockholders	(3.4)	(4.1)	(52.4)	2.2	(18.1)	(0.1)	3.5	2.4
Less: Net income (loss) attributable to non-controlling interests	0.2	0.1	0.1	0.2	0.0	0.2	0.1	0.1

GFI's net (loss) income	(3.6)%	(4.2)%	(52.5)%	2.0%	(18.1)%	(0.3)%	3.4%	2.3%

        The tables below detail our brokerage revenues by product category in dollars and as a percentage of our total brokerage revenues for the indicated periods.

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands)
Brokerage revenues:
Fixed income	$36,687	$41,154	$43,858	$51,735	$38,788	$41,583	$48,578	$46,742
Equity	26,637	23,475	25,687	30,043	26,391	25,866	31,106	33,216
Financial	49,863	54,175	46,659	51,539	40,806	44,700	54,414	51,916
Commodity	39,247	34,952	39,436	39,787	37,539	39,057	39,940	44,763

Total brokerage revenues	$152,434	$153,756	$155,640	$173,104	$143,524	$151,206	$174,038	$176,637

Brokerage revenues:
Fixed income	24.1%	26.8%	28.2%	29.9%	27.0%	27.5%	27.9%	26.5%
Equity	17.5	15.3	16.5	17.3	18.4	17.1	17.9	18.8
Financial	32.7	35.2	30.0	29.8	28.4	29.6	31.3	29.4
Commodity	25.7	22.7	25.3	23.0	26.2	25.8	22.9	25.3

Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Liquidity and Capital Resources

        Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. At December 31, 2014, we had $183.4 million of cash and cash equivalents compared to $174.6 million at December 31, 2013. Included in these amounts are $110.8 million and $89.5 million of cash and cash equivalents held by subsidiaries outside of the United States at December 31, 2014 and December 31, 2013, respectively. Excluded from the preceding balances is $38.1 million of cash and cash equivalents held by KGL and Kyte Broking Limited ("KBL") which is classified within Assets held for sale on the December 31, 2014 Consolidated Statements of Financial Condition (See Note 4 to the Consolidated Financial Statements for further information). We have historically asserted the intent to indefinitely reinvest, with very limited exceptions, the unremitted profits of our foreign subsidiaries. We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States. For profits earned during the year ended December 31, 2014 that are not permanently reinvested, the deferred tax liability for those earnings is zero due to the excess foreign tax credits that will be generated as a result of repatriation.

        In addition, included within Assets held for sale are receivables from brokers, dealers and clearing organizations that are cash balances which represent amounts clearing customers have on deposit with KGL, our subsidiary which provides clearing services. KGL deposits these amounts with third parties who act as general clearing members of clearing houses in order to clear cash and derivative products for KGL's customers. These amounts, while due to us from the general clearing members, ultimately represent cash payable to our clearing customers. Included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges. We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $44.4 million (excluding aggregate Cash held at clearing organizations, net of customer cash of $1.9 million related to KGL and KBL, which is included within Assets held for sale) and $52.4 million as of December 31, 2014 and December 31, 2013, respectively.

        The following table summarizes our cash position as of December 31, 2014 and 2013, respectively.

	December 31,
	2014	2013
	(dollars in thousands)
Cash and cash equivalents	$183,432	$174,606
Cash held at clearing organizations, net of customer cash	44,358	52,414
Cash included in Assets held for sale	40,065	—

Total balance sheet cash	$267,855	$227,020

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

Sources and Uses of Cash

        The following table sets forth our cash flows from operating activities, investing activities and financing activities for the indicated periods.

	For the Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cash provided by operating activities	$56,037	$18,988	$48,665
Cash provided by (used in) investing activities	18,396	(42,120)	(15,505)
Cash used in financing activities	(23,303)	(30,144)	(55,070)

        Net cash provided by operating activities was $56.0 million for the year ended December 31, 2014 compared with $19.0 million for the year ended December 31, 2013, a net increase in cash provided by operating activities of $37.0 million. The increase in cash provided by operating activities was primarily due to a $69.6 reduction in working capital employed in the business for the year ended December 31, 2014. Such items include changes in (i) accrued compensation and accounts payable, (ii) receivables from/payables to brokers, dealers, and clearing organizations, (iii) payables to clearing service customers, (iv) accounts receivable, and (v) other assets and liabilities, largely attributable to deferred tax assets. In addition, the increase in cash provided by operating activities was also attributable to a $55.3 million increase in non-cash items that reconcile net loss to net cash provided by operating activities for the year ended December 31, 2014, compared with the prior year. The increase in non-cash items was primarily related to $126.3 million of aggregate non-cash impairment charges recorded on goodwill and long-lived assets during 2014, partially offset by an increase in benefit for deferred taxes in 2014.

        Net cash provided by operating activities was $19.0 million for the year ended December 31, 2013 compared with net cash provided by operating activities of $48.7 million for the year ended December 31, 2012, a net decrease in cash provided by operating activities of $29.7 million. The decrease in cash provided by operating activities was primarily due to a $26.7 increase in cash used for working capital in the year ended December 31, 2013. Such items include changes in (i) payables to clearing service customers, (ii) accounts receivable, (iii) accrued compensation and accounts payable, (iv) receivables from/payables to brokers, dealers, and clearing organizations, and (v) other assets and liabilities, largely attributable to deferred tax assets and interest payable. The decrease was also due to an increase in net loss before attribution to non-controlling stockholders of $9.5 million, from $9.6 million for the year ended December 31, 2012 to $19.1 million for the year ended December 31, 2013. Partially offsetting these uses of cash was a $6.5 million increase in non-cash items that reconcile net loss to net cash used in operating activities for the year ended December 31, 2013, as compared to the same period in the prior year. Such items include impairment charges, the mark-to-market of a future purchase commitment, depreciation and amortization, share-based compensation, change in deferred income taxes and net losses (gains) on foreign exchange derivative contracts.

        Net cash provided by investing activities for the year ended December 31, 2014 was $18.4 million compared to net cash used of $42.1 million for the year ended December 31, 2013, an increase in cash provided by investing activities of $60.5 million. The increase in net cash provided by investing activities was primarily related to an increase proceeds from the disposition of interests in unconsolidated businesses and available-for-sale securities during 2014.

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

        Net cash used in financing activities for the year ended December 31, 2014 was $23.3 million compared to $30.1 million for the year ended December 31, 2013, a decrease of $6.8 million. This decrease in net cash used was primarily due to a decrease in cash dividends paid for the year ended December 31, 2014 resulting from the second quarter 2014 suspension of dividend payments related to the then-pending CME Merger.

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

Regulatory Requirements

        Our liquidity and available cash resources are, in part, restricted by the regulatory capital requirements of certain of our material operating subsidiaries, including GFI Securities LLC, Amerex Brokers LLC, GFI Swaps Exchange LLC, GFI Securities Limited, GFI Brokers Limited, The Kyte Group Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators. In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 21 to the Consolidated Financial Statements for further details on our regulatory requirements.

Short and Long Term Debt

        Our outstanding debt at December 31, 2014 and December 31, 2013 consists of $240.0 million of our 8.375% Senior Notes and $10.0 million of borrowings under our Credit Agreement. As of

December 31, 2014, the available borrowing capacity under our Credit Agreement was $65.0 million. The 8.375% Senior Notes mature in July 2018 and the Credit Agreement matures in December 2015. See Note 9 to the Consolidated Financial Statements for further details on our debt.

        In July 2014 we entered into an amendment to the Credit Agreement. The financial covenants contained in our Credit Agreement require that we maintain minimum consolidated capital, as defined, of no less than $375,000 at any time. The $121,619 in goodwill impairment and $4,061 in long-lived asset impairment recorded in the three months ended June 30 and December 31, 2014, respectively, reduced our consolidated capital below $375,000. The amendment executed in July 2014 reduces the required minimum amount of consolidated capital by any goodwill or asset impairment charge in an aggregate amount not to exceed $160,000 contained in our financial statements in any of the fiscal quarters ending June 30, 2014, September 30, 2014 or December 31, 2014. The Company was in compliance with all applicable covenants at December 31, 2014 and 2013.

        Failure to comply with this financial covenant would result in an event of default under our Credit Agreement unless waived by our lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As of December 31, 2014, we were in full compliance with the financial covenant described above.

        In February 2015, in connection with the transactions contemplated by the tender offer agreement, the Company entered into a third amendment to the Credit Agreement to permit the transactions contemplated by the tender offer agreement, including by amending the definition of "Change of Control" to permit BGC to acquire shares of the equity of the Company in excess of 35% without triggering a "Change of Control" under the Credit Agreement.

Credit Ratings

        As of December 31, 2014, we maintained the following public long-term credit ratings and associated outlooks:

	Rating	Outlook
Moody's Investor Services	B1	Positive
Standard & Poor's	B	Positive
Fitch Ratings Inc.	BB–	Positive

        Credit ratings and outlooks can be revised at any time if such rating agency decides the circumstances warrant a revision. In addition, a reduction in our rating may affect the availability of future debt financing and the terms that are available to us.

        On January 18, 2013, Moody's Investor Services ("Moody's") lowered its credit rating on our 8.375% Senior Notes two notches to B1, which increased our applicable per annum interest, effective January 19, 2013, by an additional 50 basis points. On April 19, 2013, Fitch lowered its credit rating on our 8.375% Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch increased our applicable per annum interest, effective July 19, 2013, by an additional 50 basis points. On June 26, 2013, Standard & Poor's ("S&P") further lowered its credit rating on our 8.375% Senior Notes one notch to B+ and revised its outlook from Negative to Stable. This credit rating downgrade by S&P increased our applicable per annum interest by an additional 25 basis points, effective July 19, 2013.

        Pursuant to the terms of the 8.375% Senior Notes, the cumulative effect of downgrades to our credit rating by the various rating agencies during 2012 and 2013 increased the per annum interest rate on the 8.375% Senior Notes by 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture. The increased interest rate equates to $4.8 million in additional interest expense per annum, based on the aggregate amount of outstanding principal as of December 31, 2014.

        On June 19, 2014, S&P further lowered its credit rating on our 8.375% Senior Notes one notch to B. On June 24, 2014, Fitch further lowered its credit rating on our 8.375% Senior Notes one notch to BB–. The June 2014 downgrades did not have an impact on the per annum interest rate on our 8.375% Senior Notes, as the maximum interest rate increase permitted under the indenture has already been reached.

        On July 30, 2014, Moody's placed our 8.375% Senior Notes rating on review for upgrade following the announcement of the CME Merger. On October 23, 2014, Moody's continued its review for upgrade following the announcement of BGC's unsolicited conditional tender offer to purchase all outstanding shares of our common stock. On July 30, 2014, S&P placed our 8.375% Senior Notes rating on CreditWatch with positive implications following the announcement of the CME Merger. On October 29, 2014, S&P indicated its rating on our 8.375% Senior Notes remained on CreditWatch with positive implications following BGC's unsolicited conditional tender offer to purchase all outstanding shares of our common stock. On July 31, 2014, Fitch placed our 8.375% Senior Notes rating on Rating Watch Positive following the announcement of the CME Merger. On September 11, 2014, Fitch indicated its rating on our 8.375% Senior Notes remains on Rating Watch Positive.

        On February 3, 2015, Fitch further lowered its credit rating on our 8.375% Senior Notes two notches to B and placed the 8.375% Senior Notes rating on Rating Watch Evolving, following the termination of the CME Merger. On February 4, 2015, Moody's placed our 8.375% Senior Notes rating on review for downgrade following the termination of the CME Merger. On February 5, 2015, S&P placed our 8.375% Senior Notes rating on CreditWatch Developing following the termination of the CME Merger.

        On February 24, 2015, Moody's continued its review for downgrade on our 8.375% Senior Notes after our Board of Directors unanimously agreed to support BGC's tender offer for all of the outstanding shares of GFI common stock. On March 3, 2015, Fitch placed our 8.375% Senior Notes rating on Rating Watch Positive following the successful completion of BGC's tender offer for GFI shares. On March 9, 2015, S&P placed our 8.375% Senior Notes rating on CreditWatch Positive following the successful completion of BGC's tender offer for GFI shares.

Dividends Paid

        Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. In the third quarter of 2014, in conjunction with the Company's amendment of the CME Merger, the Board suspended the payment of quarterly dividends, and therefore, the Company did not pay a cash dividend during the third or fourth quarter of 2014. In December 2012, our Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and we, therefore, did not pay a cash dividend during the first quarter of 2013. Cash dividends paid for the year ended December 31, 2014, 2013, and 2012 were approximately $12.5 million $18.2 million and $29.6 million, respectively.

Common Stock

        We may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 11 to our Consolidated Financial Statements in Part II—Item 8 for further discussion of the stock repurchase program.

Contractual Obligations and Commitments

        The following table summarizes certain of our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$139,671	$14,747	$24,563	$23,770	$76,591
Short-term borrowings	10,000	10,000	—	—	—
Interest on Long-term debt(1)	99,600	24,900	49,800	24,900	—
Long-term debt	240,000	—	—	240,000	—
Purchase obligations(2)	27,072	21,265	5,635	172	—

Total	$516,343	$70,912	$79,998	$288,842	$76,591

(1)
The amounts listed under Interest on Long-term debt includes increases to our applicable per annum interest on our 8.375% Senior Notes that were effective as a result of downgrades to our credit rating by the various credit agencies in 2012 and 2013. In the event that our credit ratings are subsequently increased or decreased, the applicable per annum interest could change and the amounts disclosed in this table would change; provided, however, the applicable per annum interest rate cannot increase by more than 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture. See Note 9 to the Consolidated Financial Statements for further details.

(2)
The amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures. See Note 14 to our Consolidated Financial Statements for further discussion.

        We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $8.4 million, excluding interest of $1.2 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions that have not been paid are excluded from the Contractual Obligations and Commitments table.

        We have contingent consideration liabilities with an aggregate estimated fair value of $0.3 million as of December 31, 2014. Due to the uncertainty of the amounts to be ultimately paid, these liabilities have been excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

        The Company did not have any off-balance sheet arrangements at December 31, 2014, as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

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

        For further disclosures on the fair value definition, Level 1, Level 2, Level 3 and related valuation techniques, see Note 3 and Note 17 in our Consolidated Financial Statements.

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

        As of December 31, 2014, we hold interests in certain VIEs. One of these VIEs is consolidated because it was determined that we are the primary beneficiary of this VIE because: (1) we provided the majority of the start-up capital and (2) we have consent rights on activities that we believe would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that we are not the primary beneficiary, most commonly due the determination that we lacked significant equity ownership and voting power. We reassess our initial evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power. We reassess our determination of whether we are the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.

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

        Based on the results of the annual impairment tests performed during 2013, an impairment charge of $18,918 was recognized at the Clearing and Backed Trading reporting unit during the fourth quarter of 2013, while the Americas Brokerage reporting unit's fair value exceeded its carrying value by less than 10%.

        During 2014, we periodically performed assessments in order to identify any events or changes in circumstances that would warrant interim impairment testing, including significant under-performance of our business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company's market capitalization for an extended period of time relative to net book value, and events affecting a reporting unit such as the expectation of disposing all, or a portion of, a reporting unit . As discussed in Note 2 of the Consolidated Financial Statements, in July 2014 the Company had entered into a series of agreements with CME, including the CME Merger Agreement and the IDB Purchase Agreement, which were subsequently terminated on January 30, 2015. These agreements, along with the other aforementioned triggering events, indicated potential impairment of the Americas and EMEA brokerage and Clearing and Backed Trading reporting units. . As a result, the we conducted an impairment analysis on those reporting units during the second quarter of 2014. During this interim impairment testing it was determined that the carrying value as of June 30, 2014 of the Americas Brokerage, EMEA Brokerage and Clearing and Backed Trading reporting units exceeded the fair value indicated by the transaction price. Consequently, we performed a second step to measure the amount of impairment loss, if any, to each reporting unit's goodwill. As a result, we determined that the fair value of each reporting unit's goodwill was $0, resulting in aggregate impairment charges of $121,619 to write-off goodwill.

        During our annual impairment test, as of November 1, 2014, we performed a qualitative assessment on our Trayport and Fenics reporting units, our reporting units with remaining goodwill balances, and concluded that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount.

        Subsequent to November 1, 2014, no events or changes in circumstances occurred which would indicate any goodwill impairment through the filing date of this Form 10-K.

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

        In 2013, management has concluded that profits earned commencing January 1, 2013 in certain overseas subsidiaries will ultimately be repatriated to the U.S.. Prior to January 1, 2013, we historically asserted the intention to indefinitely reinvest the undistributed earnings of our foreign subsidiaries and therefore have not provided for any U.S. income tax on such international earnings, in accordance with ASC 740. For profits earned during the year ended December 31, 2014 that are not permanently reinvested, the deferred tax liability for those earnings is zero due to the excess foreign tax credits that will be generated as a result of repatriation.

Recent Accounting Pronouncements

        Refer to Note 3 to our Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

Foreign Currency Exposure Risk

        We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts ("Foreign Exchange Derivative Contracts") to mitigate our exposure to foreign currency exchange rate fluctuations. At December 31, 2014 and 2013, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

        While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $6.9 million as of December 31, 2014.

Interest Rate Risk

        We are exposed to changes in market interest rates that impact our variable-rate short-term borrowings that may be outstanding under our Credit Agreement from time to time. As of December 31, 2014, we had $10.0 million outstanding under our Credit Agreement. If interest rates were to increase by 0.5%, the annual impact to our net income would be a reduction of less than $0.1 million. As of December 31, 2014, the interest rate on our entire $240.0 million long-term debt was comprised of a fixed-rate. Fluctuations in market interest rates will have no impact on the amount of interest we must pay on these fixed-rate debt obligations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GFI Group Inc.:

        In our opinion, the consolidated statements of financial condition and the related consolidated statements of operations, comprehensive loss, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of GFI Group Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 13, 2015

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share and per share amounts)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$183,432	$174,606
Cash and securities segregated under federal and other regulations	163	62,863
Accounts receivable, net	82,980	87,502
Receivables from brokers, dealers and clearing organizations	507,601	295,727
Property, equipment and leasehold improvements, net	55,897	61,396
Goodwill	134,542	255,920
Intangible assets, net	30,905	45,684
Other assets	172,721	177,844
Assets held for sale	193,701	—

TOTAL ASSETS	$1,361,942	$1,161,542

Liabilities and stockholders' equity
LIABILITIES
Accrued compensation	$88,590	$77,841
Accounts payable and accrued expenses	31,791	37,409
Payables to brokers, dealers and clearing organizations	463,243	126,900
Payables to clearing services customers	—	177,523
Short-term borrowings	10,000	10,000
Long-term debt	240,000	240,000
Other liabilities	70,270	83,071
Liabilities held for sale	161,914	—

Total Liabilities	$1,065,808	$752,744

Commitments and contingencies (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 144,290,612 and 140,599,626 shares issued at December 31, 2014 and 2013, respectively	1,442	1,405
Additional paid in capital	399,774	393,965
Retained (deficit) earnings	(31,050)	83,180
Treasury stock, 16,724,843 and 17,312,957 common shares at cost at December 31, 2014 and 2013, respectively	(73,445)	(75,018)
Accumulated other comprehensive (loss) income	(2,493)	3,744

Total Stockholders' Equity	294,228	407,276
Non-controlling interests	1,906	1,522

Total Equity	296,134	408,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,361,942	$1,161,542

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Agency commissions	$454,604	$461,691	$484,386
Principal transactions	180,330	183,714	211,159

Total brokerage revenues	634,934	645,405	695,545
Clearing services revenues	115,498	139,136	118,011
Interest income from clearing services	2,229	2,193	1,964
Equity in net earnings of unconsolidated businesses	7,611	8,166	8,569
Software, analytics and market data	102,998	90,538	84,153
Other income, net	17,765	16,012	16,345

Total revenues	881,035	901,450	924,587
Interest and transaction-based expenses
Transaction fees on clearing services	108,464	134,165	113,726
Transaction fees on brokerage services	19,311	19,755	22,843
Interest expense from clearing services	821	570	973

Total interest and transaction-based expenses	128,596	154,490	137,542

Revenues, net of interest and transaction-based expenses	752,439	746,960	787,045

Expenses
Compensation and employee benefits	511,532	516,222	546,501
Communications and market data	52,822	53,875	60,760
Travel and promotion	31,265	30,853	35,850
Rent and occupancy	31,299	28,380	23,667
Depreciation and amortization	34,334	33,295	36,624
Professional fees	41,904	24,527	23,238
Interest on borrowings	32,298	30,297	26,885
Impairment of goodwill and long-lived assets	125,680	19,602	—
Other expenses	28,121	31,254	34,777

Total other expenses	889,255	768,305	788,302

Loss before provision for income taxes	(136,816)	(21,345)	(1,257)
(Benefit from) provision for income taxes	(29,963)	(2,273)	8,387

Net loss before attribution to non-controlling stockholders	(106,853)	(19,072)	(9,644)
Less: Net income attributable to non-controlling interests	1,190	926	309

GFI's net loss	$(108,043)	$(19,998)	$(9,953)

Loss per share available to common stockholders
Basic	$(0.87)	$(0.17)	$(0.09)
Diluted	$(0.87)	$(0.17)	$(0.09)
Weighted average shares outstanding
Basic	124,754,651	119,052,908	116,014,202
Diluted	124,754,651	119,052,908	116,014,202
Dividends declared per share of common stock	$0.10	$0.15	$0.25

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss before attribution to non-controlling stockholders	$(106,853)	$(19,072)	$(9,644)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(5,699)	(194)	9,196
Unrealized (loss) gain on available-for-sale securities, net of tax(1)	(1,069)	1,524	253

Total other comprehensive (loss) income	(6,768)	1,330	9,449
Comprehensive loss including non-controlling stockholders	(113,621)	(17,742)	(195)
Comprehensive income attributable to non-controlling stockholders	659	1,054	261

GFI's comprehensive loss	$(114,280)	$(18,796)	$(456)

(1)
Amounts are net of (benefit from) provision for income taxes of $(341), 462 and $69 for the years ended December 31, 2014, 2013 and 2012, respectively.

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before attribution to non-controlling stockholders	$(106,853)	$(19,072)	$(9,644)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,334	33,295	36,624
Share-based compensation	23,953	29,594	32,404
Tax expense related to share-based compensation	811	1,911	2,213
Amortization of prepaid bonuses and forgivable loans	23,112	26,095	26,549
Impairment charges	126,291	19,602	5,362
Benefit from deferred taxes	(47,261)	(10,589)	(3,311)
(Gains) losses on foreign exchange derivative contracts, net	(4,266)	2,130	(2,011)
Earnings from equity method investments, net	(1,001)	(1,376)	(575)
Amortization of deferred financing fees	1,848	2,077	2,175
Mark-to-market of future purchase commitment	—	(2,203)	(9,545)
Mark-to-market of contingent consideration liabilities	(3,731)	287	—
Translation gain on liquidation of foreign subsidiary	—	(1,659)	—
Other non-cash charges, net	966	637	3,433
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	10,540	(15,369)	(26,572)
Accounts receivable	(4,510)	(13,727)	20,726
Receivables from brokers, dealers and clearing organizations	(303,167)	(44,540)	(9,068)
Other assets	(10,347)	14,164	(46,515)
Increase (decrease) in operating liabilities:
Accrued compensation	11,922	(1,354)	(47,894)
Accounts payable and accrued expenses	10,316	1,937	(19,881)
Payables to brokers, dealers and clearing organizations	336,343	(38,035)	75,406
Payables to clearing services customers	(35,415)	37,895	18,718
Other liabilities	(7,848)	(2,712)	71

Cash provided by operating activities	56,037	18,988	48,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired, and purchases of intangible and other assets	—	(6,329)	(535)
Proceeds from disposition of interests in unconsolidated businesses	23,295	68	855
Return of capital from unconsolidated businesses	413	2,962	—
Proceeds from disposition of available-for-sale securities	5,882	—	—
Purchases of interests in unconsolidated businesses	—	(13,122)	(2,586)
Purchase of property, equipment and leasehold improvements	(6,537)	(12,358)	(5,907)
Capitalization of internally developed software costs	(8,474)	(10,753)	(11,394)
Proceeds on foreign exchange derivative contracts	3,888	1,454	6,480
Payments on foreign exchange derivative contracts	(730)	(3,542)	(2,669)
Other, net	659	(500)	251

Cash provided by (used in) investing activities	18,396	(42,120)	(15,505)

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	210,000	195,000	195,000
Repayments of short-term borrowings	(210,000)	(185,000)	(195,000)
Repurchase and retirement of portion of long-term debt	—	(9,385)	—
Purchases of treasury stock	—	—	(12,939)
Cash dividends paid to common stockholders	(12,482)	(18,237)	(29,566)
Shares withheld for taxes on vested restricted stock units	(9,861)	(9,000)	(9,479)
Payment of contingent consideration liabilities	—	(350)	(769)
Payment of future purchase commitment	—	(798)	—
Tax expense related to share-based compensation	(811)	(1,911)	(2,213)
Other, net	(149)	(463)	(104)

Cash used in financing activities	(23,303)	(30,144)	(55,070)

Effects of exchange rate changes on cash and cash equivalents	(4,174)	441	3,472
Cash and cash equivalents classified as Held for sale	(38,130)	—	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,826	(52,835)	(18,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	174,606	227,441	245,879

CASH AND CASH EQUIVALENTS, END OF PERIOD	$183,432	$174,606	$227,441

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$31,119	$26,865	$25,240
Cash paid for income taxes	$15,700	$12,709	$15,024
Cash received from income tax refunds	$1,196	$2,388	$2,131
Non-Cash Investing and Financing Activities:
Purchase of property and equipment through seller financing arrangement	$1,056	$—	$—

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

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comp. Income (loss)	Total Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2011	1,317	365,835	(73,919)	160,934	(6,955)	447,212	1,700	448,912
Purchase of treasury stock	—		(12,939)	—	—	(12,939)	—	(12,939)
Issuance of treasury stock	—	(11,828)	11,838	—	—	10	—	10
Issuance of common stock for exercise of stock options and vesting of restricted stock units	30	(8)	—	—	—	22	—	22
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,479)	—	—	—	(9,479)	—	(9,479)
Tax expense associated with share-based awards	—	(2,213)	—	—	—	(2,213)	—	(2,213)
Foreign currency translation adjustment	—	—	—	—	9,244	9,244	(48)	9,196
Unrealized gain on available-for- sale securities, net of tax	—	—	—	—	253	253	—	253
Dividends to stockholders	—		—	(29,566)		(29,566)	—	(29,566)
Share-based compensation	—	32,491	—	—	—	32,491	—	32,491
Adjustment to non-controlling interests from business acquisitions	—	—	—	—	—	—	(945)	(945)
Other capital adjustments, net	—	—	—	—	—		(42)	(42)
Net (loss) income	—	—	—	(9,953)	—	(9,953)	309	(9,644)

Balance, December 31, 2012	1,347	374,798	(75,020)	121,415	2,542	425,082	974	426,056
Issuance of treasury stock	—	(2)	2	—	—	—	—	—
Issuance of common stock for exercise of stock options and vesting of restricted stock units	45	865	—	—	—	910	—	910
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,000)	—	—	—	(9,000)	—	(9,000)
Tax expense associated with share-based awards	—	(1,911)	—	—	—	(1,911)	—	(1,911)
Foreign currency translation adjustment	—	—	—	—	(322)	(322)	128	(194)
Unrealized gain on available-for- sale securities, net of tax	—	—	—	—	1,524	1,524	—	1,524
Dividends to stockholders	—	—	—	(18,237)	—	(18,237)	(231)	(18,468)
Share-based compensation	—	29,228	—	—	—	29,228	—	29,228
Issuance of contingently issuable shares	13	(13)	—	—	—	—	—	—
Other capital adjustments, net	—	—	—	—	—	—	(275)	(275)
Net (loss) income	—	—	—	(19,998)	—	(19,998)	926	(19,072)

Balance, December 31, 2013	$1,405	$393,965	$(75,018)	$83,180	$3,744	$407,276	$1,522	$408,798

Issuance of treasury stock	—	(1,567)	1,573	—	—	6	—	6
Issuance of common stock for exercise of stock options and vesting of restricted stock units	37	421	—	—	—	458	—	458
Withholding of restricted stock units in satisfaction of tax requirements	—	(9,861)	—	—	—	(9,861)	—	(9,861)
Tax expense associated with share-based awards	—	(811)	—	—	—	(811)	—	(811)
Foreign currency translation adjustment	—	—	—	—	(5,168)	(5,168)	(531)	(5,699)
Unrealized loss on available-for- sale securities, net of tax	—	—	—	—	(1,069)	(1,069)	—	(1,069)
Dividends to stockholders	—	(6,294)	—	(6,188)	—	(12,482)	—	(12,482)
Share-based compensation	—	23,937	—	—	—	23,937	—	23,937
Other capital adjustments, net	—	(16)	—	1	—	(15)	(275)	(290)
Net (loss) income	—	—	—	(108,043)	—	(108,043)	1,190	(106,853)

Balance, December 31, 2014	$1,442	$399,774	$(73,445)	$(31,050)	$(2,493)	$294,228	$1,906	$296,134

See notes to consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts)

1. ORGANIZATION AND BUSINESS

        The Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, "GFI" or the "Company"). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services, and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity products. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry. As of December 31, 2014, Jersey Partners, Inc. ("JPI") owned approximately 36% of the Company's outstanding shares of common stock. The Company's executive chairman, Michael Gooch, is the controlling shareholder of JPI.

2. ACQUISITION BY BGC PARTNERS, INC. AND TERMINATION OF THE CME MERGER

        On February 26, 2015, BGC Partners, Inc. ("BGC") successfully completed its tender offer to acquire shares of GFI's common stock for $6.10 per share in cash. On March 4, 2015, BGC Partners, L.P. paid for the 54,274,212 shares of common stock of the Company tendered pursuant to the tender offer. The tendered shares, together with the 17.1 million shares already owned by BGC, represent approximately 56% of the outstanding shares of our common stock.

        As a result of the transaction, GFI is a controlled company of BGC and will operate as a division of BGC. Going forward, BGC and GFI are expected to remain separately branded divisions.

        Prior to the completion of the tender offer, the Company was a party to a series of agreements, including an Agreement and Plan of Merger (the "CME Merger Agreement") and a Purchase Agreement (the "IDB Purchase Agreement"), each dated as of July 30, 2014, as amended, with CME Group Inc. ("CME") and certain of its affiliates, whereby the Company had agreed to merge with and into a wholly owned subsidiary of CME (the "CME Merger") and, immediately following such merger, a private consortium of current GFI management would acquire the Company's wholesale brokerage and clearing businesses from CME (such transactions collectively, the "CME Transaction"). In addition, CME, JPI and certain other stockholders of GFI, who collectively control approximately 38% of the outstanding shares of our common stock, entered into an agreement, dated as of July 30, 2014 (the "Support Agreement"), that provided for such stockholders to vote for the CME Transaction and vote against any alternative transaction and that prevented such stockholders from transferring their shares, including by tendering into the tender offer. The CME Merger Agreement and the CME Transaction were terminated on January 30, 2015. The restrictions in the Support Agreement continue until on or about January 30, 2016.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

preparation of the Consolidated Financial Statements are reasonable and prudent. Actual results could differ materially from these estimates.

        Certain prior year amounts have been reclassified to conform to the current year presentation, including amounts in the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and Note 18, Derivative Financial Instruments. The Company has revised its tables summarizing (i) Derivative contracts, by counterparty and (ii) Fair values of derivative contracts on a gross and net basis, within Note 18, to exclude gross balances associated with long and short futures contracts. The Company continues to include variation margin on open futures contract within Receivables from and payables to brokers, dealers and clearing organizations on the Consolidated Statements of Financial Condition.

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

        As of December 31, 2014, the company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE's start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary due to the level of equity ownership and voting power. The Company reassesses its evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power. The Company reassesses its determination of

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances. See Note 19 for disclosures on Variable Interest Entities.

        Cash and Cash Equivalents—Cash and cash equivalents consist of cash and highly liquid investments purchased with an original maturity of three months or less. Cash and cash equivalents are categorized within Level 1 of the fair value hierarchy.

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

        Accounts Receivable—Accounts receivable largely represents commissions due from brokers, dealers, banks and other financial and nonfinancial institutions for the execution of securities, commodities, foreign exchange and other derivative brokerage transactions. Also, included within Accounts receivable are the billed portion of existing contracts from customers related to the licensing, support and maintenance of software, analytics and market data, as well as any unbilled but earned portion of any services provided to such customers. In estimating the allowance for doubtful accounts, management considers the length of time receivables are past due and historical experience. In addition, if the Company is aware of a client's inability to meet its financial obligations, a specific provision for doubtful accounts is recorded in the amount of the estimated losses that will result from the inability of that client to meet its financial obligation. Accounts receivable are presented net of allowance for doubtful accounts of approximately $1,900 and $1,958 as of December 31, 2014 and 2013, respectively.

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

        Goodwill and Intangible Assets—Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. The goodwill associated with each business combination is allocated to the related reporting units, which are determined based on

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

how the Company's businesses are managed and how they are reviewed by the Company's chief operating decision maker. Other intangible assets are recorded at their fair value upon completion of a business combination or certain other transactions. Substantially all of the firm's identifiable intangible assets are considered to have definite lives and are amortized on a straight-line basis over their estimated useful lives.

        In accordance with ASC 350, goodwill is not amortized, but instead is periodically tested for impairment. The Company reviews goodwill for impairment on an annual basis as of November 1 of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. See Note 7 for further information.

        Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Consolidated Statements of Financial Condition. At December 31, 2014 and 2013, the Company had prepaid bonuses of $16,523 and $23,499, respectively. At December 31, 2014 and 2013, the Company had forgivable employee loans and advances to employees of $15,072 and $24,109, respectively. Amortization of prepaid bonuses and forgivable employee loans for the years ended December 31, 2014, 2013 and 2012 was $23,112, $26,095and $26,549, respectively, and is included within Compensation and employee benefits.

        Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity's operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures ("ASC 323-10"). Significant influence generally exists when the Company owns 20% to 50% of the entity's common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings or losses of the investee based on the percentage of ownership. See Note 20 for further information. Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other ("ASC 325-10"). At December 31, 2014 and 2013, the Company had cost method investments of $1,688 and $5,087, respectively, included within Other assets. The fair value of the Company's cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

        The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities ("ASC 320-10"). Investments that are owned

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

by the Company's broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net loss. Investments designated as available-for-sale that are owned by the Company's non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive income (loss), net of tax. The fair value of the Company's available-for-sale securities was $0 and $5,465 as of December 31, 2014 and 2013, respectively, and is included within Other assets.

        Fair Value of Financial Instruments—In accordance with ASC 820-10, Fair Value Measurements and Disclosures ("ASC 820-10"), the Company estimates fair values of financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and, accordingly, changes in assumptions or in market conditions could adversely affect the estimates. The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by ASC 820-10. See Note 17 for further information.

        Fair Value Option—In accordance with ASC 825-10-25, Financial Instruments—Recognition, upon the acquisition of The Kyte Group Limited ("KGL") and Kyte Capital Management Limited (collectively "Kyte"), the Company elected the fair value option to account for its future commitment to purchase the remaining 30% equity interest in Kyte.

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

        The primary reason for electing the fair value option on the then future commitment to purchase the remaining 30% equity interest in Kyte was to timely reflect economic events in earnings, as management's assessment of the future purchase commitment value was driven by Kyte's earnings or losses subsequent to the initial acquisition date and net present value at a specific point in time. The Company's results of operations for the years ended December 31, 2013 and 2012 include changes in the fair value of the Future Purchase Commitment which were recorded in Other income, net in the Consolidated Statements of Operations. See Note 17 for further information on the Future Purchase Commitment which was settled during 2013.

        Derivative Financial Instruments—The Company enters into derivative transactions for a variety of reasons, including managing its exposure to risk arising from changes in foreign currency, facilitating customer trading activities and, in certain instances, to engage in principal trading for the Company's own account. Derivative assets and liabilities are carried on the Consolidated Statements of Financial Condition at fair value, with changes in the fair value recognized in the Consolidated Statements of Operations. Contracts entered into to manage risk arising from changes in foreign currency are recognized in Other income, net and contracts entered into to facilitate customer transactions and principal trading are recognized in Principal transactions. Derivatives are reported on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements. See Note 18 for further information.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Payables to Clearing Services Customers—Payables to clearing services customers include amounts due on cash and margin transactions, including futures contracts, transacted on behalf of customers.

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

        There were no customers that accounted for 10% or more of Total revenues for the year ended December 31, 2014. For the year ended December 31, 2013, one of the Company's clearing customers accounted for approximately 11% and 0% of the Company's Total revenues and Revenues, net of interest and transaction-based expenses, respectively. No other single customer accounted for 10% or more of the Company's Total revenues for the year ended December 31, 2013. There were no customers that accounted for 10% or more of Total revenues for the year ended December 31, 2012.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Compensation and Employee Benefits—The Company's compensation and employee benefits have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of compensation and employee benefits. The Company may pay certain performance bonuses in restricted stock units ("RSUs") or as deferred cash awards, both of which generally vest over a future service period. The Company also may grant sign-on and retention bonuses for certain newly-hired or existing employees who agree to long-term employment agreements.

        Share-Based Compensation—The Company's share-based compensation consists of RSUs. The Company accounts for share-based compensation in accordance with ASC 718 Compensation—Stock Compensation ("ASC 718"). This accounting guidance requires measurement of compensation expense for equity-based awards at fair value and recognition of compensation expense over the service period, net of estimated forfeitures. In all periods presented, the only share-based compensation expense recognized by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company's common stock, measured as of the closing price on the date of grant. See Note 13 for further information.

        Deferred Cash Compensation—The Company accounts for deferred cash compensation in accordance with ASC 710 Compensation—General ("ASC 710"). This accounting guidance requires measurement of deferred compensation expense for non-equity-based awards based upon future amounts expected to be paid, and provides for recognition of compensation expense over the expected service period, net of estimated forfeitures. See Note 13 for further information.

        Income Taxes—In accordance with ASC 740, Income Taxes ("ASC 740"), the Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax assets and liabilities is based on provisions of enacted tax laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. Management applies the more likely than not criteria prior to recognizing a financial statement benefit for a tax position taken (or expected to be taken) in a tax return. The Company recognizes interest and/or penalties related to income tax matters in interest expense and other expense, respectively. The Company has determined that the historic undistributed earnings prior to 2013 from our foreign subsidiaries, are indefinitely reinvested and, accordingly, no U.S. income taxes have been provided, in accordance with ASC 740. However, management concluded that earnings from certain foreign subsidiaries commencing from January 1, 2013 will ultimately be repatriated and will provide U.S. tax on those amounts. For profits earned during the year ended December 31, 2014 that are not permanently reinvested, the deferred tax liability for those earnings is zero due to the excess foreign tax credits that will be generated as a result of repatriation. See Note 10 for further information.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Foreign Currency Translation Adjustments and Transactions—Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating the foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of Comprehensive loss and included in Accumulated other comprehensive income (loss) in the Consolidated Statement of Changes in Stockholders' Equity. The revaluation of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions is reflected in Other Income, net in the Consolidated Statements of Operations. Net (losses) gains resulting from remeasurement of foreign currency transactions and balances for the years ended December 31, 2014, 2013 and 2012 were $(4,122), $2,039 and $(3,635), respectively.

        Recent Accounting Pronouncements—In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-05, "Foreign Currency Matters" ("ASU 2013-05"), which clarifies the accounting for the cumulative translation adjustment when a parent either sells or transfers a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary or group of assets. ASU 2013-05 provides that the parent should release cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. This guidance was effective for the Company's fiscal year beginning January 1, 2014, and is being applied prospectively. The adoption of ASU 2013-05 does not have a material impact on the Company's Consolidated Financial Statements.

        In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance was effective for the Company's fiscal year beginning January 1, 2014, and is being applied prospectively. The adoption of ASU 2013-11 does not have a material impact on the Company's Consolidated Financial Statements.

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The guidance is effective beginning in the first quarter of 2015. The Company is currently evaluating the impact of the new guidance on the Company's Consolidated Financial Statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 defines how companies report revenues from contracts with customers,

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and also requires enhanced disclosures. The guidance is effective beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the new guidance on the Company's Consolidated Financial Statements.

        In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This standard sets forth management's responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company's ability to continue as a going concern, and if so, to provide related footnote disclosures. The guidance is effective for the Company's 2016 annual financial statements. The Company is currently evaluating the impact of the new guidance on the Company's Consolidated Financial Statements.

4. ASSETS AND LIABILITIES HELD FOR SALE

        On January 24, 2015, the Company entered into an agreement to sell 100% equity ownership of KGL, which primarily includes the Company's clearing business. The Company determined that as of December 31, 2014, KGL met the criteria for classification as held for sale and, as a result, its assets and liabilities have been included in Assets held for sale and Liabilities held for sale on the Consolidated Statement of Condition as of December 31, 2014. KGL's operations are included in the Clearing and Backed Trading reportable segment. Assets and liabilities classified as held for sale are required to be recorded at the lower of carrying value or fair value less any costs to sell. Accordingly, the company recorded non-cash, pre-tax, impairment charges of $4,061 to write down the carrying value of KGL's long-lived assets held for sale to realizable value. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the first half of 2015.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

4. ASSETS AND LIABILITIES HELD FOR SALE (Continued)

        The major classes of the total consolidated assets and liabilities of KGL that were classified as held for sale at December 31, 2014 were as follows:

December 31,
2014
Assets
Cash and cash equivalents	$24,957
Cash and securities segregated under federal and other regulations	52,160
Accounts receivable, net	1,348
Receivables from brokers, dealers and clearing organizations	90,634
Property, equipment and leasehold improvements, net	1,944
Intangible assets, net	4,302
Other assets(1)	680
Asset impairment	(4,061)

Total assets held for sale	$171,964

Liabilities
Accrued compensation	1,545
Accounts payable and accrued expenses	849
Payables to clearing services customers(2)	142,108
Other liabilities	1,397

Total liabilities held for sale	$145,899

(1)
Excludes $570 of receivables from consolidated affiliates that has been eliminated for the purposes of presentation on the Consolidated Statement of Financial Condition.

(2)
Excludes $12,499 of payables to consolidated affiliates that has been eliminated for the purposes of presentation on the Consolidated Statement of Financial Condition.

        On February 3, 2015, the Company entered into an agreement to sell 100% equity ownership of Kyte Broking Limited ("KBL"). The Company determined that as of December 31, 2014, KBL met the criteria for classification as held for sale and, as a result, its assets and liabilities have been included in Assets held for sale and Liabilities held for sale on the Consolidated Statement of Condition as of December 31, 2014. The Company believes that no impairment exists as the fair value of the net assets related to KBL less the costs to sell the business will exceed the related carrying value. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the first half of 2015.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

4. ASSETS AND LIABILITIES HELD FOR SALE (Continued)

        The major classes of the total consolidated assets and liabilities of KBL that were classified as held for sale at December 31, 2014 were as follows:

December 31,
2014
Assets
Cash and cash equivalents	$13,172
Accounts receivable, net	7,398
Receivables from brokers, dealers and clearing organizations	659
Property, equipment and leasehold improvements, net	178
Other assets	330

Total assets held for sale	$21,737

Liabilities
Accounts payable and accrued expenses	15,990
Other liabilities	25

Total liabilities held for sale	$16,015

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

        Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	December 31,
	2014	2013
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$458,718	$123,470
Receivables from and deposits with clearing organizations and financial institutions(1)	48,630	172,257
Net pending trades	253	—

Total	$507,601	$295,727
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$462,747	$123,393
Payables to clearing organizations and financial institutions	496	3,052
Net pending trades	—	455

Total	$463,243	$126,900

(1)
Excluded from the December 31, 2014 balance is $91,293 of Receivables from and deposits with clearing organizations and financial institutions related to KGL and KBL. As discussed in Note 4, such amounts are included in Assets held for sale at December 31, 2014.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

5. RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS (Continued)

        Substantially all fail to deliver and fail to receive balances at December 31, 2014 have subsequently settled at the contracted amounts. All fail to deliver and fail to receive balances at December 31, 2012 have subsequently settled at the contracted amounts.

        In addition to the balances above, the Company had Payables to clearing services customers of $0 and $177,523 at December 31, 2014 and 2013, respectively. Excluded from the balance at December 31, 2014 is $142,108 of Payables to clearing services customers associated with the KGL clearing business. As discussed in Note 4, such amounts are included in Liabilities held for sale at December 31, 2014. These amounts represent cash payable to the Company's clearing customers, that is held at the Company's third party general clearing members and are included within Cash and cash equivalents, Cash and securities segregated under federal and other regulations, or Receivables from brokers, dealers and clearing organizations as follows:

	December 31,
	2014(1)	2013
Cash and cash equivalents	$11,162	$—
Cash segregated under federal and other regulations	52,160	62,684
Receivables from brokers, dealers, and clearing organizations	78,786	114,839

Total	$142,108	$177,523

(1)
Amounts are included within KGL's Assets held for sale on the Consolidated Statements of Financial Condition. See Note 4 for further information.

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

        Property, equipment and leasehold improvements consist of the following:

	December 31,
	2014	2013
Software, including software development costs	$145,074	$132,341
Leasehold improvements	37,314	40,870
Computer equipment	36,130	41,724
Communications equipment	21,780	21,905
Furniture and fixtures	11,507	12,346
Automobiles	329	406

Total	252,134	249,592
Accumulated depreciation and amortization	(196,237)	(188,196)

Property, equipment and leasehold improvements, net	$55,897	$61,396

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

6. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS (Continued)

        Excluded from the December 31, 2014 balance is $2,122 of Property, equipment and leasehold improvements, net, related to KGL and KBL. As discussed in Note 4, such amounts are included in Assets held for sale at December 31, 2014.

        Depreciation and amortization expense on property, equipment and leasehold improvements for the years ended December 31, 2014, 2013 and 2012 was $20,406, $19,370 and $20,207, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

        Goodwill—Changes in the carrying amount of the Company's goodwill for the years ended December 31, 2014 and 2013 were as follows:

	December 31, 2013	Goodwill acquired	Impairment charges	Adjustments	Foreign currency translation	December 31, 2014
Goodwill
Americas Brokerage	$83,289	$—	$(83,289)	$—	$—	$—
EMEA Brokerage	14,637	—	(14,790)	—	153	—
Clearing and Backed Trading	23,259	—	(23,540)	—	281	—
All Other	134,735	—	—	(60)	(133)	134,542

	$255,920	$—	$(121,619)	$(60)	$301	$134,542

	December 31, 2012	Goodwill acquired		Impairment charges	Adjustments		Foreign currency translation	December 31, 2013
Goodwill
Americas Brokerage	$83,289	$—		$—	$—		$—	$83,289
EMEA Brokerage	14,397	—		—	—		240	14,637
Clearing and Backed Trading	41,600	—		(18,918)	—		577	23,259
All Other	128,691	4,091	(1)	—	1,820	(2)	133	134,735

	$267,977	$4,091		$(18,918)	$1,820		$950	$255,920

(1)
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

(2)
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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Goodwill is required to be tested for impairment at least annually and more frequently when indicators of impairment exist. All of the Company's goodwill is allocated to its reporting units and the goodwill impairment tests are performed at the reporting unit level. The Company determined its reporting units to be Americas Brokerage; Europe, Middle East and Africa ("EMEA") Brokerage; Asia Brokerage; Clearing and Backed Trading; Trayport; and Fenics.

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

        Based on the results of the annual impairment tests performed during 2013, an impairment charge of $18,918 was recognized at the Clearing and Backed Trading reporting unit during the fourth quarter of 2013, while the Americas Brokerage reporting unit's fair value exceeded its carrying value by less than 10%.

        During 2014, the Company periodically performed assessments in order to identify any events or changes in circumstances that would warrant interim impairment testing, including significant under-performance of the Company's business relative to expected operating results, significant adverse economic and industry trends, significant decline in the Company's market capitalization for an extended period of time relative to net book value, and events affecting a reporting unit such as the expectation of disposing all, or a portion of, a reporting unit . As discussed in Note 2, in July 2014 the Company had entered into a series of agreements with CME, including the CME Merger Agreement and the IDB Purchase Agreement, which were subsequently terminated on January 30, 2015. These agreements, along with the other aforementioned triggering events, indicated potential impairment of the Americas and EMEA brokerage and Clearing and Backed Trading reporting units. As a result, the Company conducted an impairment analysis on those reporting units during the second quarter of 2014. During this interim impairment testing it was determined that the carrying value as of June 30, 2014 of the Americas Brokerage, EMEA Brokerage and Clearing and Backed Trading reporting units exceeded the fair value indicated by the transaction price. Consequently, the Company performed a

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

second step to measure the amount of impairment loss, if any, to each reporting unit's goodwill. As a result, the Company determined that the fair value of each reporting unit's goodwill was $0, resulting in impairment charges to write-off the $121,619 in goodwill detailed in the table above.

        As of November 1, 2014, the Company performed a qualitative assessment on its Trayport and Fenics reporting units, the Company's reporting units with remaining goodwill balances, and concluded that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount.

        Subsequent to November 1, 2014, no events or changes in circumstances occurred which would indicate any goodwill impairment through the filing date of this Form 10-K.

        Intangible Assets—Intangible assets consisted of the following:

	December 31, 2014			December 31, 2013
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value
Amortized intangible assets:
Customer relationships	$62,334	$39,203	$23,131	$77,196	$42,151	$35,045
Trade names	7,904	6,750	1,154	8,951	6,674	2,277
Core technology	8,697	4,105	4,592	11,950	6,285	5,665
Non-compete agreements	3,756	3,429	327	3,865	3,478	387
Favorable lease agreements	620	620	—	620	580	40
Patents	3,131	1,719	1,412	3,131	1,221	1,910
Other	647	358	289	647	287	360

Total	$87,089	$56,184	$30,905	$106,360	$60,676	$45,684

        Excluded from net carrying value as of December 31, 2014 is $3,715 of customer relationships, $576 of trade names and $11 of non-compete agreements with indefinite useful lives related to KGL that are held for sale. As discussed in Note 4 such amounts are included in Assets held for sale as of December 31, 2014.

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

        Additionally, during 2013, the Company recorded an impairment charge related to Customer relationships in the Americas brokerage segment. The amount of this impairment was $684 and was included within Impairment of goodwill and long-lived assets on the Consolidated Statements of Operations.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Intangible amortization expense for the years ended December 31, 2014, 2013 and 2012 was $9,709, $9,640 and $11,293, respectively.

        At December 31, 2014, expected amortization expense for the definite lived intangible assets is as follows:

2015	$6,620
2016	6,067
2017	4,158
2018	3,337
2019	3,120
Thereafter	7,603

Total	$30,905

8. OTHER ASSETS AND OTHER LIABILITIES

        Other assets consisted of the following:

	December 31,
	2014	2013
Deferred tax assets	$91,935	$45,694
Prepaid bonuses	16,523	23,499
Forgivable employee loans and advances to employees	15,072	24,109
Investments accounted for under the cost method and equity method	14,872	42,063
Deferred financing fees	5,038	6,786
Financial instruments owned	3,865	1,416
Software inventory, net	3,435	4,749
Other	21,981	29,528

Total Other assets	$172,721	$177,844

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

8. OTHER ASSETS AND OTHER LIABILITIES (Continued)

        Other liabilities consisted of the following:

	December 31,
	2014	2013
Payroll related liabilities	$12,522	$15,896
Interest payable	12,457	12,426
Unrecognized tax benefits	8,396	8,676
Deferred revenues	7,993	9,199
Income taxes payable	5,384	4,512
Deferred tax liabilities	4,726	6,835
Financial instruments sold, not yet purchased	1,387	993
Future purchase commitment and contingent consideration liabilities	348	4,317
Other	17,057	20,217

Total Other liabilities	$70,270	$83,071

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

        The Company had outstanding debt obligations as of December 31, 2014 and 2013 as follows:

	December 31, 2014	December 31, 2013
8.375% Senior Notes due 2018	$240,000	$240,000
Loans pursuant to Credit Agreement	10,000	10,000

Total	$250,000	$250,000

        The Company's debt obligations are carried at historical amounts. The fair value of the Company's Long-term debt, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers. The carrying amounts and estimated fair values of the Company's Long-term debt obligations were as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
8.375% Senior Notes	$240,000	$272,568	$240,000	$251,00

8.375% Senior Notes

        In July 2011, the Company issued $250,000 in aggregate principal amount of 8.375% Senior Notes (the "8.375% Senior Notes") due 2018 in a private offering (the "Offering") to qualified institutional buyers pursuant to Rule 144A and to certain persons in offshore transactions pursuant to Regulation S, each under the Securities Act of 1933, as amended (the "Securities Act"). The notes were priced to investors at 100% of their principal amount, and mature in July 2018. Interest on these notes is payable, semi-annually in arrears on the 19th of January and July. Transaction costs of approximately

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

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

        Pursuant to the terms of the 8.375% Senior Notes, the cumulative effect of downgrades to the Company's credit rating by rating agencies subsequent to the issuance of our 8.375% Senior Notes resulted in 200 basis points penalty interest, which is the maximum increase permitted under the indenture. The additional 200 basis points of interest equates to $4,800 in additional interest expense per annum, based on the aggregate amount of outstanding principal as of December 31, 2014.

        At December 31, 2014 and December 31, 2013, unamortized deferred financing fees related to the 8.375% Senior Notes of $4,420 and $5,669, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

        The Credit Agreement contains certain financial and other covenants. In July 2014 we entered into an amendment to the Credit Agreement. The financial covenants contained in our Credit Agreement

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

require that we maintain minimum consolidated capital, as defined, of no less than $375,000 at any time. The $121,619 in goodwill impairment and $4,061 in long-lived asset impairment recorded in the three months ended June 30 and December 31, 2014, respectively, reduced our consolidated capital below $375,000. The amendment executed in July 2014 reduces the required minimum amount of consolidated capital by any goodwill or asset impairment charge in an aggregate amount not to exceed $160,000 contained in our financial statements in any of the fiscal quarters ending June 30, 2014, September 30, 2014 or December 31, 2014. The Company was in compliance with all applicable covenants at December 31, 2014 and 2013.

        In February 2015, in connection with the transactions contemplated by the tender offer agreement, the Company entered into a third amendment to the Credit Agreement to permit the transactions contemplated by the tender offer agreement, including by amending the definition of "Change of Control" to permit BGC to acquire shares of the equity of the Company in excess of 35% without triggering a "Change of Control" under the Credit Agreement.

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

        The interest rate of the outstanding loan under the Credit Agreement was 5.50% at December 31, 2014. At December 31, 2014 and December 31, 2013, unamortized deferred financing fees related to the Credit Agreement of $618 and $1,117, respectively, were recorded within Other assets.

10. INCOME TAXES

        The components of the (benefit from) provision for income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Current provision (benefit):
Federal	$—	$(30)	$—
Foreign	16,533	8,245	11,119
State and local	765	101	579

Total	17,298	8,316	11,698
Deferred (benefit) provision:
Federal	(44,931)	(7,564)	1,158
Foreign	(2,330)	(3,025)	(4,469)
State and local	—	—	—

Total	(47,261)	(10,589)	(3,311)

Total (benefit from) provision for income taxes	$(29,963)	$(2,273)	8,387

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES (Continued)

        The Company had pre-tax income from foreign operations of $21,535, $6,224 and $31,571 for the years ended December 31, 2014, 2013 and 2012, respectively. Pre-tax loss from domestic operations was $158,351, $27,569 and $32,828 for the years ended December 31, 2014, 2013 and 2012, respectively.

        Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's gross deferred tax assets and liabilities are set forth below:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$75,343	$47,855
Share-based compensation	19,244	20,570
Tax amortizable goodwill	19,014	—
Capitalized R&D expenses	5,759	11,985
Prepaid expenses	4,118	3,535
Unrealized loss on investment	5,576	3,311
Foreign tax credits	2,020	2,020
Foreign deferred items	6,251	3,053
Accrued reserves	2,579	2,853
General business credit	2,429	2,338
Other, net	1,512	1,279

Gross deferred tax assets	143,845	98,799
Valuation allowance	(42,868)	(28,519)

Deferred tax assets, net of valuation allowance	100,977	70,280
Deferred tax liabilities:
Intangible amortization	(5,548)	(21,603)
Depreciation and amortization	(8,221)	(9,818)

Gross deferred tax liabilities	(13,769)	(31,421)

Net deferred tax assets	$87,208	$38,859

        As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2014 and 2013 that arose directly from tax deductions related to equity compensation in excess of compensation expense recognized for financial reporting purposes. Stockholders' Equity will be increased by $811 when such deferred tax assets are ultimately realized. The Company uses tax law ordering when determining when excess tax benefits have been realized.

        Cumulative undistributed earnings of foreign subsidiaries were approximately $265,652 at December 31, 2014. U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES (Continued)

subsidiary or a sale or liquidation of the subsidiary. Upon distribution of such earnings in a taxable event, the Company would incur additional U.S. income taxes of $15,207 net of anticipated foreign tax credits. The Company has determined that the historic undistributed earnings prior to 2013 from our foreign subsidiaries, are indefinitely reinvested and, accordingly, no U.S. income taxes have been provided. However, management concluded that earnings from certain foreign subsidiaries commencing from January 1, 2013 will ultimately be repatriated and will provide U.S. tax on those amounts. The amount of deferred tax liability on such earnings during the year ended December 31, 2014, that are not permanently reinvested, is zero due to the excess foreign tax credits that will be generated as a result of repatriation.

        The valuation allowance relates primarily to the inability to utilize net operating losses ("NOLs") and foreign tax credits in various tax jurisdictions. The Company had the following net operating loss carryforwards as of December 31, 2014:

December 31, 2014
NOL Carryforwards
U.S. federal	$133,532
State and local	194,077
Foreign	60,188

        The U.S. NOLs are subject to annual limitations on utilization and will begin to expire in 2017. The foreign NOLs are subject to annual limitations on utilization and will begin to expire in 2016. Further, the Company has $2,020 of foreign tax credit carryforwards at December 31, 2014 that will begin to expire in 2015. The Company continues to monitor the realizability of these losses and believes it is more likely than not that the tax benefits associated with these losses will be realized to the extent a valuation allowance has not been established. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, a valuation allowance is established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

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

        The Company has incurred a cumulative net loss, on a book basis, for the last three years. The majority of the Company's deferred tax assets are in the U.S. and as a result, the Company is relying on certain prudent and feasible tax planning strategies, as defined in ASC 740, that would be implemented, if necessary, to prevent a deferred tax asset from expiring. The tax planning strategy that the Company will implement is a sale of certain intellectual property held in the U.S. to a related party or externally with a right to continue to use the intellectual property and the sale of certain non-core assets. The Company believes such sales, based on current valuations, would generate sufficient profits to utilize the U.S. deferred tax assets.

        As discussed in Note 2, on February 26, 2015, BGC completed its tender offer to acquire shares of the Company's common stock, resulting in ownership of approximately 56% of the outstanding shares. Based on available information as of the reporting date, the Company believes it has not experienced an ownership change through the year-ended December 31, 2014. See Note 25 for further information on the tax impact of the ownership change which occurred subsequent to year-end.

        The corporate statutory U.S. federal tax rate was 35.0% for the three years presented. A reconciliation of the Company's (benefit from) provision for income taxes and the statutory tax rate is as follows:

	December 31,
	2014	2013	2012
Federal income taxes at statutory rate	$(47,886)	$(7,471)	$(440)
U.S. state and local income taxes, net of federal tax benefit	(6,727)	(1,151)	(1,616)
U.S. valuation allowance(1)	10,951	4,116	4,344
Foreign operations(2)	6,186	2,871	(1,988)
U.S. non-deductible expenses	1,531	1,653	1,643
U.S. tax on foreign profits	4,074	(2,655)	9,752
Decreases in unrecognized tax benefits, net	(280)	(281)	(2,230)
Net adjustment related to the reconciliation of income tax provision (benefit) accruals to tax returns	1,922	645	(614)
Other, net	266	—	(464)

(Benefit from) provision for income taxes	$(29,963)	$(2,273)	$8,387

(1)
Valuation allowance provided for deferred taxes related to state and local taxes, capital loss and charitable contribution carryforwards.

(2)
This amount represents the impact related solely to foreign taxes such as (i) non-deductible expenses, including a $38,330 impairment of goodwill and (ii) valuation allowances.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES (Continued)

        Income tax expense of approximately $811, $1,911 and $2,213 from the exercise of stock options and the vesting of RSUs was recorded directly to additional paid-in capital in 2014, 2013 and 2012, respectively.

        Total unrecognized tax benefits as of December 31, 2014 were approximately $9,600, including interest of $1,204, all of which could affect the effective income tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits, showing only items of movement, is as follows:

Liability for Unrecognized Tax Benefits
Unrecognized tax benefits balance at December 31, 2011	$11,187
Gross increases—current period tax positions	—
Lapse of statute of limitations	(2,230)

Unrecognized tax benefits balance at December 31, 2012	$8,957
Gross increases—current period tax positions	—
Lapse of statute of limitations	(281)

Unrecognized tax benefits balance at December 31, 2013	$8,676
Gross increases—current period tax positions	—
Lapse of statute of limitations	(280)

Unrecognized tax benefits balance at December 31, 2014	8,396

        The Company is under continuous examination by the Internal Revenue Service (the "IRS") and other tax authorities in certain countries, such as the U.K., and states in which the Company has significant business operations, such as New York. The Company is currently under examination by the IRS covering tax years 2004—2010. Also, the Company is currently at various levels of field examination with respect to audits with New York State and New York City for tax years 2009—2012. The resolutions of these audits are not expected to be material to the Company's Consolidated Financial Statements. The Company has substantially concluded all U.S. federal, state and local income tax matters for years prior to 2004.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

10. INCOME TAXES (Continued)

        The Company recognizes interest and penalties related to income tax matters in interest expense and other expense, respectively. As of December 31, 2014 and 2013, the Company had approximately $1,204 and $1,163, respectively, of accrued interest related to uncertain tax positions.

11. STOCKHOLDERS' EQUITY

Shares of Common Stock
Authorized (at December 31, 2014)	400,000,000
Outstanding:
December 31, 2012	117,375,462
December 31, 2013	123,286,669
December 31, 2014	127,565,769
Par value per share	$0.01

Share Issuance

        During 2014 and 2013, the Company issued 3,692,810 and 4,570,832 shares of common stock, respectively, in connection with the exercise of stock options and vesting of RSUs. The Company received total cash proceeds of $464 and $910 in 2014 and 2013, respectively, in connection with the exercise of stock options. In 2013, 1,339,158 contingently issuable shares were issued to the selling shareholders of Kyte in connection with the final determination of the Future Purchase Commitment and the waiver of certain conditions relating to one of Kyte's investments in a third party.

Common Stock

        Each holder of the Company's common stock is entitled to one vote per share on all matters submitted to a vote of stockholders. Subject to the rights of holders of the Company's preferred stock, if any, the holders of shares of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors.

        On each of March 28 and May 30, 2014 the Company paid a cash dividend of $0.05 per share, which, based on the number of shares outstanding on the record date for such dividends, totaled $6,188 and $6,294, respectively. In the third quarter of 2014, in conjunction with the Company's amendment of the CME Merger, the Board suspended the payment of quarterly dividends, and accordingly, the Company did not pay a cash dividend during the third or fourth quarter of 2014. On each of May 31, August 30, and November 29, 2013 the Company paid a cash dividend of $0.05 per share, which, based upon the number of shares outstanding on the record date for such dividends, totaled $5,999, $6,096 and $6,142, respectively. In December 2012, the Company's Board of Directors declared a dividend for the fourth quarter of 2012 on an accelerated basis. The dividend was declared and paid in December 2012 and the Company, therefore, did not pay a cash dividend during the first quarter of 2013.

Preferred Stock

        As of December 31, 2014 and 2013, the Company had one class of preferred stock with 5,000,000 shares authorized and none issued.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

11. STOCKHOLDERS' EQUITY (Continued)

Treasury Stock

        In August 2007, the Company's Board of Directors authorized the Company to implement a stock repurchase program to repurchase a limited number of shares of the Company's common stock. Under the repurchase plan, the Board of Directors authorized the Company to repurchase shares of the Company's common stock on the open market in such amounts as determined by the Company's management, provided, however, such amounts are not to exceed, during any calendar year, the number of shares issued upon the exercise of stock options plus the number of shares underlying grants of RSUs that are granted or which management reasonably anticipates will be granted in such calendar year. During the years ended December 31, 2014 and 2013, the Company did not repurchase any of its common stock.

        During the years ended December 31, 2014 and 2013, the Company reissued 588,114 and 729 shares of its Treasury stock, respectively, in relation to the settlement of vested RSUs. The reissuance of these shares is accounted for as a reduction of Treasury stock on a first-in, first-out basis. The total amounts reduced from Treasury stock relating to the settlement of RSUs during the years ended December 31, 2014 and 2013 were $1,573 and $2, respectively.

12. LOSS PER SHARE

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

12. LOSS PER SHARE (Continued)

        Basic and diluted loss per share for the years ended December 31, 2014, 2013 and 2012 were as follows:

	December 31,
	2014	2013	2012
Basic loss per share
GFI's net loss	$(108,043)	$(19,998)	$(9,953)

Weighted average common shares outstanding	124,754,651	119,052,908	116,014,202

Basic loss per share	$(0.87)	$(0.17)	$(0.09)

Diluted loss per share
GFI's net loss	$(108,043)	$(19,998)	$(9,953)
Weighted average common shares outstanding	124,754,651	119,052,908	116,014,202
Effect of dilutive options, RSUs and other contingently issuable shares	—	—	—

Weighted average shares outstanding and common stock equivalents	124,754,651	119,052,908	116,014,202

Diluted loss per share	$(0.87)	$(0.17)	$(0.09)

        As a result of the net loss for the years ended December 31, 2014, 2013 and 2012, the following stock options, RSUs and contingently issuable shares outstanding were excluded from the computation of diluted loss per share for each respective period, as their inclusion would be anti-dilutive:

	December 31,
	2014	2013	2012
Stock options	—	139,164	592,064
RSUs	14,282,789	18,483,001	19,353,242
Contingently issuable shares	1,171,879	1,171,879	3,682,916

13. DEFERRED COMPENSATION

        The Company's Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan, which was approved by the Company's stockholders on June 6, 2013 (as amended and restated, the "2008 Equity Incentive Plan") permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issues shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which are reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan. As of December 31, 2014, there were 8,535,923 shares of common stock available for future grants of awards under the 2008 Equity Incentive Plan. Following the acquisition by BGC, the Company filed post-effective amendments to its registration statements on Form S-8 de-registering any and all securities registered under the registration statements that remain unissued pursuant to its equity

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. DEFERRED COMPENSATION (Continued)

incentive and stock option plans and does not plan to issue any additional RSUs and previously issued RSUs that are unvested were converted into a right to receive cash.

        As of December 31, 2014, the Company had no stock options outstanding under the GFI Group 2002 Stock Option Plan (the "GFI Group 2002 Plan") or the GFInet Inc. 2000 Stock Option Plan (the GFInet 2000 Plan"). No additional grants will be made under either of these option plans.

        The Company's Deferred Cash Award Program, which was adopted on February 12, 2013, provides for the grant of deferred cash incentive compensation to eligible employees.

Restricted Stock Units

        The fair value of RSUs is based on the closing price of the Company's common stock on the date of grant and is recorded as compensation expense over the service period, net of estimated forfeitures. The following is a summary of RSU transactions under both the 2008 Equity Incentive Plan and the 2004 Equity Incentive Plan:

	RSUs	Weighted-Average Grant Date Fair Value
Outstanding December 31, 2011	17,957,726	4.84
Granted	8,354,723	3.55
Vested	(6,476,243)	4.87
Cancelled	(482,824)	4.84

Outstanding December 31, 2012	19,353,382	4.27
Granted	6,789,871	3.71
Vested	(6,688,784)	4.46
Cancelled	(971,468)	3.99

Outstanding December 31, 2013	18,483,001	4.01
Granted	3,205,621	3.59
Vested	(6,634,922)	4.04
Cancelled	(770,911)	3.65

Outstanding December 31, 2014	14,282,789	$4.02

        The weighted average grant-date fair value of RSUs granted during 2014 was $3.59 per unit, compared with $3.71 per unit for the prior year. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	For the Year Ended December 31,
	2014	2013	2012
Compensation expense	$23,855	$29,550	$32,385
Income tax benefits	$6,753	$8,799	$9,838

        The Company has modified the vesting terms of RSU grants for certain employees in connection with the termination of their employment. As a result of these modifications, the Company recorded

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. DEFERRED COMPENSATION (Continued)

incremental compensation expense totaling $260, $716 and $255 during 2014, 2013, and 2012, respectively.

        At December 31, 2014, total unrecognized compensation cost related to the RSUs prior to the consideration of expected forfeitures was approximately $34,045 and is expected to be recognized over a weighted-average period of 1.31 years. The total fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $26,784, $29,860 and $31,514, respectively.

        Pursuant to the successful completion of BGC's tender offer for GFI shares (as discussed in Note 2), GFI employees holding RSUs will receive $6.10 per RSU in cash, based on their pre-existing vesting schedules.

Stock Options

        The following is a summary of stock options outstanding under both the GFI Group 2002 Plan and the GFInet 2000 Plan:

	GFI Group 2002 Plan			GFInet 2000 Plan
	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Outstanding December 31, 2011	585,748	3.28		16,844	2.97
Exercised	(10,528)	2.97		—	—

Outstanding December 31, 2012	575,220	3.29		16,844	2.97
Exercised	(422,796)	2.97		(16,844)	2.97
Cancelled	(10,104)	4.78		—	—
Expired	(3,156)	2.97		—	—

Outstanding December 31, 2013	139,164	4.16		—	—
Exercised	(22,948)	2.97		—	—
Expired	(116,216)	4.34		—	—

Outstanding December 31, 2014	—	$—	—		—	—

Exercisable at December 31, 2014	—	$—	—	—	—	—

        As of December 31, 2014, 2013, and 2012, there was no unrecognized compensation cost related to stock options.

        The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $20, $431 and $2, respectively.

Deferred Cash Compensation

        The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. Total compensation expense recognized in relation to deferred cash compensation awards is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Compensation expense	$374	$23	$—

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

13. DEFERRED COMPENSATION (Continued)

        At December 31, 2014, total unrecognized compensation cost related to deferred cash compensation prior to the consideration of expected forfeitures was approximately $4,086 and is expected to be recognized over a weighted-average period of 2.70 years.

14. COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company has non-cancelable operating leases, principally for office space, that expire on various dates through 2027. At December 31, 2014, the future minimum rental commitments under such leases are as follows:

2015	$14,747
2016	12,915
2017	11,648
2018	11,876
2019	11,894
Thereafter	76,591

Total	$139,671

        Many of the leases for office space contain escalation clauses that require payment of additional rent to the extent of increases in certain operating and other costs. In addition, certain of the Company's leases grant a free rent period, which is amortized over the lease term. The accompanying Consolidated Statements of Operations reflect all rent expense on a straight-line basis over the term of the leases. Rent expense under the leases for the years ended December 31, 2014, 2013 and 2012 was $19,178, $18,230, and $13,465 , respectively, and is included within Rent and occupancy.

        Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of December 31, 2014, the Company had total purchase commitments for market data of approximately $21,945, with $18,182 due within the next twelve months and $3,763 due between one to three years. Additionally, the Company had $5,127 of other purchase commitments including $1,150 primarily related to network upgrades, and $3,977 for hosting and software license agreements. Of these other purchase commitments, approximately $3,083 is due within the next twelve months.

        Contingencies—In the normal course of business, the Company and certain of its subsidiaries included in the Consolidated Financial Statements are, and have been in the past, involved in various lawsuits and legal proceedings and are, and have been in the past, involved in certain regulatory examinations. The Company's unresolved legal proceedings and regulatory examinations are at varying stages of adjudication, arbitration or investigation and involve a variety of claims. In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties, if any, relating to each matter may be.

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

        Following the announcement of the CME Merger, nine putative class action complaints challenging the CME Merger were filed on behalf of purported stockholders of GFI (one of which also purported to be brought derivatively on behalf of GFI), two in the Supreme Court of the State of New York, County of New York, six in the Court of Chancery of the State of Delaware, and one in the United States District Court for the Southern District of New York. The complaints were captioned Coyne v. GFI Group Inc., et al., Index No. 652704/2014 (N.Y. Sup. Ct., filed September 4, 2014), Suprina v. GFI Group, Inc., et al., Index No. 652668/2014 (N.Y. Sup. Ct., filed August 29, 2014), Brown v. GFI Group Inc., et al., Civil Action No. 10082-VCL (Del. Ch., filed September 3, 2014), Hughes v. CME Group, Inc., et al., Civil Action No. 10103-VCL (Del. Ch., filed September 8, 2014), Al Ammary v. Gooch, et al., Civil Action No. 10125-VCL (Del. Ch., filed September 11, 2014), Giardalas v. GFI Group, Inc., Civil Action No. 10132-VCL (Del. Ch., filed September 15, 2014), City of Lakeland Employees' Pension Plan v. Gooch, et al., Civil Action No. 10136-VCL (Del. Ch., filed September 16, 2014), Michocki v. Gooch., et al., Civil Action No. 10166-VCL (Del. Ch., filed September 25, 2014) and Szarek v. GFI Group Inc., et al., Case No. 14-CV-8228 (S.D.N.Y., filed October 14, 2014). On September 26, 2014, the Court of Chancery granted voluntary dismissal of the Giardalas action. On October 6, 2014, a consolidation order was entered by Vice Chancellor Laster, consolidating the Delaware cases into the Consolidated Delaware Action. The consolidation order designated the complaint filed in City of Lakeland Employees' Pension Plan v. Gooch, et al., Civil Action No. 10136-VCL (Del. Ch.) as the operative complaint in the Consolidated Delaware Action.

        The complaints named as Defendants various combinations of the Company, GFI Holdco Ltd. ("IDB Buyer"), the members of the Company's board of directors, GFI managing director Nick Brown, CME, Commodore Acquisition Corp., Commodore Acquisition LLC, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI and New JPI Inc. ("New JPI"). The complaints generally allege, among other things, that the members of the Company's board of directors breached their fiduciary duties to the Company's stockholders during merger negotiations by entering into the CME Merger Agreement and approving the CME Merger, and that the Company, CME, Commodore Acquisition Corp.,

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Commodore Acquisition LLC, IDB Buyer, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI, and New JPI aided and abetted such breaches of fiduciary duties. The complaints further allege, among other things, (i) that the merger consideration provided for in the CME Merger Agreement undervalued the Company, (ii) that the sales process leading up to the CME Merger was flawed due to the members of the Company's board of director's and Jefferies' conflicts of interest, and (iii) that certain provisions of the CME Merger Agreement inappropriately favored CME and precluded or impeded third parties from submitting potentially superior proposals.

        In addition, the Hughes complaint asserts a derivative claim on behalf of the Company against the members of the Company's board of directors for breaching their fiduciary duties of loyalty and care to the Company by negotiating and agreeing to the CME Merger and against Defendants Gooch and Heffron for usurping a corporate opportunity. The Michocki complaint alleges that the CME Merger is not a solitary transaction but a series of related transactions and further alleges that the IDB Transaction must be approved by an affirmative two-thirds vote of the Shares pursuant to the terms of the Charter.

        The complaints seek, among other relief: (i) certification of the class, (ii) injunctive relief enjoining the CME Merger, (iii) a declaration that the members of the Company's board of directors breached their fiduciary duties and that certain provisions of the CME Merger Agreement are unlawful, (iv) a directive to the members of the Company's board of directors to execute their fiduciary duties to obtain a transaction in the best interest of the Company's stockholders, (v) rescission of the CME Merger to the extent already implemented, (vi) granting of rescissory damages and an accounting of all of the damages suffered as a result of the alleged wrongdoing, (vii) and reimbursement of fees and costs. The Coyne and Suprina Plaintiffs also demand a jury trial.

        Certain Defendants have moved to dismiss or, in the alternative, stay the Coyne and Suprina actions in favor of the Consolidated Delaware Action. A hearing was held on December 15, 2014 on (i) the Defendants' motions to dismiss or stay the Coyne and Suprina actions; (ii) the Plaintiffs' motion by order to show cause for consolidation and appointment of a leadership structure; and (iii) Plaintiff Suprina's motion by order to show cause to compel and expedite discovery. In an order filed on January 30, 2015, the Court ordered the Suprina and Coyne cases consolidated as In re GFI Group Inc. Shareholder Litigation, Index No. 652668/2014. In another order filed that same day, the Court denied Plaintiff Suprina's motion to compel and expedite discovery. The parties are awaiting a ruling on the Defendants' motions to dismiss or stay the consolidated action.

        On November 18, 2014, the Delaware court entered a Revised Order Setting Expedited Discovery Schedule in the Consolidated Delaware Action. On December 19, 2014, the court entered a Further Revised Scheduling Order scheduling a preliminary injunction hearing for January 16, 2015. On December 29, 2014, Plaintiffs in the Consolidated Delaware Action filed a Motion for a Preliminary Injunction, and a brief in support thereof, seeking to enjoin enforcement of Article V of the Support Agreement and preliminarily enjoin the stockholder vote on the CME Merger until (i) certain additional disclosures were made and (ii) the Company's stockholders were provided the opportunity to vote on the CME Merger, the JPI Merger and the IDB Transaction. On January 8, 2015, the parties agreed to move the preliminary injunction hearing from January 16, 2015 to January 20, 2015. On January 15, 2015, the preliminary injunction hearing (scheduled for January 20) was taken off the court's calendar.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

14. COMMITMENTS AND CONTINGENCIES (Continued)

        On January 15, 2015, Plaintiffs in the Consolidated Delaware Action filed a Supplement to the Verified Class Action Complaint. On January 30, 2015, Plaintiffs filed a Second Supplement to the Verified Class Action Complaint. On February 4, 2015, Plaintiffs filed a Motion for Expedited Proceedings and a brief in support thereof. On February 6, 2015, the Court scheduled a merits hearing for February 17 and 18, 2015. On February 7, 2015, Plaintiffs filed a Third Supplement to the Verified Class Action Complaint, seeking certain additional injunctive and declaratory relief. On February 11, 2015, the Court, with the consent of the parties, moved the merits hearing (scheduled for February 17 and 18, 2015) to the first available dates on the Court's schedule after March 4, 2015. On February 20, 2015, Plaintiffs informed the Court that an expedited merits hearing was no longer necessary.

        In the New York Szarek action, the Court scheduled an initial pretrial conference for December 16, 2014, which the Court adjourned upon application of the parties until March 12, 2015 and adjourned again upon application of Plaintiff until May 21, 2015.

        In addition to the foregoing litigation, on November 26, 2014, a putative class action complaint alleging violations of the federal securities laws, captioned Gross v. GFI Group, Inc., et al., was filed in the United States District Court for the Southern District of New York. The complaint names the Company, Colin Heffron, Michael Gooch and Nick Brown as Defendants.. The complaint seeks, among other relief: (i) certification of the class, (ii) compensatory damages for Defendants purported wrongdoing and (iii) reimbursement of costs and expenses.

        On February 20, 2015, the Court in Gross v. GFI Group, Inc. granted Plaintiff's unopposed motion for appointment as lead plaintiff and approved his selection of co-lead counsel on behalf of the putative class. The Court also extended Defendants' time to respond to the complaint from February 23, 2015 to March 25, 2015; granted Plaintiff leave to file an amended complaint by March 16, 2015; and rescheduled the initial pre-trial conference to March 27, 2015.

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

        For a limited number of legal matters for which, a loss (whether in excess of a related accrued liability or where there is no accrued liability) is not probable but is reasonably possible in future periods, the Company is sometimes able to estimate a range of possible loss. In determining whether it is able to estimate a range of possible loss, the Company reviews and evaluates its material litigation and regulatory and other matters on an ongoing basis. In cases in which the Company is able to estimate a range of possible loss, the aggregate total of such estimated possible losses is disclosed below. There may be other matters for which a loss is probable or reasonably possible but for which a range of possible loss may not be estimable. For those matters for which a range of possible loss is estimable, management currently estimates the aggregate range of possible loss as $0 to approximately $10.2 million in excess of the accrued liability (if any) related to those matters. The estimated range of

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

14. COMMITMENTS AND CONTINGENCIES (Continued)

possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and uncertainties. The matters underlying the estimated range will vary from time to time, and actual results may vary significantly from the current estimate. Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of monetary damages (unless management can otherwise determine an amount), (ii) the matters are in early stages, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, (v) there are novel legal issues presented, among other reasons. Those matters for which an estimate is not possible are excluded from the estimated range above, therefore, the estimated range above does not represent the Company's maximum loss exposure.

  Contingent consideration

        The purchase price paid in connection with the acquisition of Contigo Limited included contingent consideration with an estimated net present value, at the time of the acquisition, of £2,458 (or approximately $3,942). Subsequent changes in the estimated fair value of the contingent consideration, which is to be settled in 2015, will be recorded in Other income, net in the Consolidated Statements of Operations and the estimated fair value of the contingent consideration as of December 31, 2014 is included within Other liabilities in the Consolidated Statements of Financial Condition. See Note 17 for further information.

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

15. RETIREMENT PLANS

        In the United States, the Company has established the GFI Group 401(k) plan, pursuant to the applicable provisions of the Internal Revenue Code. It is available to all eligible U.S. employees and is subject to the provisions of the Employee Retirement Income Security Act of 1974. Employees may voluntarily contribute a portion of their compensation, not to exceed the statutory limits. The Company did not make any contributions to the plan for the years ended December 31, 2014, 2013 or 2012.

        In Europe, the Company has established six defined contribution plans pursuant to applicable local laws of their respective countries. Employees of certain European subsidiaries may voluntarily designate

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

15. RETIREMENT PLANS (Continued)

a portion of their monthly compensation to be contributed, which the Company matches up to a certain percentage. The Company has made aggregate contributions of $3,758, $2,432 and $1,859 in 2014, 2013 and 2012, respectively, for these defined contribution plans, recorded in Compensation and employee benefits.

16. MARKET AND CREDIT RISKS

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

16. MARKET AND CREDIT RISKS (Continued)

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

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Certain of the Company's financial assets and liabilities are carried at fair value, and are measured at fair value on a recurring basis. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). Financial instruments owned and Financial instruments sold, not yet purchased are recorded at fair value, and included in Other assets and Other liabilities, respectively. Contingent consideration, if any, is also recorded at fair value, and included in Other liabilities. The Company's investments that are accounted for under the cost and equity methods are investments in companies that are not publicly traded and for which no established market for their securities exists. The fair value of these investments is only estimated if there are identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

  Foreign government bonds—Foreign government bonds are mostly valued using quoted market prices. Accordingly, foreign government bonds are generally categorized in Level 1 or Level 2 of the fair value hierarchy.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  Derivative Contracts—Derivative contracts include instruments such as foreign exchange, commodity, fixed income and equity derivative contracts.

    Listed Derivative Contracts—Listed derivatives that are actively traded are valued based on quoted prices from the exchange and are categorized in Level 1 of the fair value hierarchy.

    OTC Derivative Contracts—Over-the-counter ("OTC") derivative contracts include forwards, swaps, and options contracts related to foreign currencies. Depending on the product and the terms of the transaction, the fair value of OTC derivative products can be either observed or modeled using a series of techniques and model inputs from comparable benchmarks, including closed-form analytic formulas, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets. In the case of more established derivative products, the pricing models used by the Company are widely accepted by the financial services industry. OTC derivative products valued by the Company using pricing models generally fall into this category and are categorized in Level 2 of the fair value hierarchy.

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

  Contingent Consideration—The category consists primarily of contingent consideration related to one of the Company's acquisitions.

        On November 14, 2013, the Company completed the acquisition of Contigo Limited, a provider of trading, portfolio risk management and logistics software for the energy industry. This contingent liability, which will be settled in a combination of cash and up to 50% of the Company's common stock at the Company's discretion, will be remeasured at fair value and is principally based on the acquired business' future financial performance, including revenues and operating margins, from May 1, 2014 through April 30, 2015. The payment of the contingent consideration would not significantly impact the Company's financial position, results of operations or cash flows.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The inputs used in estimating the fair value of these contingent considerations are both unobservable and significant to the overall fair value measurement of this liability, therefore the liability is categorized in Level 3 of the fair value hierarchy.

        In the years ended December 31, 2014 and 2013, the Company did not have any material transfers amongst Level 1, Level 2, and Level 3.

        Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Other assets: Financial instruments owned:
Equity securities	$—	$232	$—	$232
Derivative contracts:
Foreign exchange derivative contracts	$592	$2,181	$—	$2,773
Commodities derivative contracts	1,198	—	—	1,198
Netting(1)	(338)	—	—	(338)

Total derivative contracts	$1,452	$2,181	$—	$3,633

Total financial instruments owned	$1,452	$2,413	$—	$3,865

Total	$1,452	$2,413	$—	$3,865

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$—	$1,387	$—	$1,387
Commodities derivative contracts	338	—	—	338
Netting(1)	(338)	—	—	(338)

Total derivative contracts	$—	$1,387	$—	$1,387

Total financial instruments sold, not yet purchased	$—	$1,387	$—	$1,387
Other liabilities: Contingent consideration	$—	$—	$348	$348

Total	$—	$1,387	$348	$1,735

(1)
Represents the impact of netting on a net-by-counterparty basis.

        Excluded from the table above is variation margin on long and short derivatives contracts related to exchange traded futures in the amount of $256 included within Payables to brokers, dealers and clearing organizations.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2013 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets
Other assets: Financial instruments owned:
Equity securities	$546	$177	$—	$723
Derivative contracts:
Foreign exchange derivative contracts	$—	$679	$—	$679
Equity derivative contracts	—	—	14	14
Netting(1)	—	—	—	—

Total derivative contracts	$—	$679	$14	$693

Total financial instruments owned	$546	$856	$14	$1,416

Other assets: Other:
Equity security, available-for-sale	$5,465	$—	$—	$5,465

Total	$6,011	$856	$14	$6,881

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$—	$993	$—	$993
Netting(1)	—	—	—	—

Total derivative contracts	$—	$993	$—	$993

Total financial instruments sold, not yet purchased	$—	$993	$—	$993
Other liabilities: Contingent consideration	$—	$—	$4,317	$4,317

Total	$—	$993	$4,317	$5,310

(1)
Represents the impact of netting on a net-by-counterparty basis.

        Excluded from the table above is variation margin on net long derivative contracts related to exchange traded futures in the amount of $388 included within Receivables from brokers, dealers and clearing organizations. Also excluded from the table above is variation margin on net short derivative contracts related to exchange traded futures in the amount of $596 included within Payables to brokers, dealers and clearing organizations..

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

17. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the year ended December 31, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss(1)	Unrealized gains (losses) included in Other comprehensive loss (income)	Purchases	Issues	Sales	Settlements	Closing Balance at December 31, 2014	Unrealized losses for Level 3 Assets / Liabilities Outstanding at December 31, 2014
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$14	$(14)	$—	$—	$—	$—	$—	$—	$—
Liabilities
Other liabilities:
Contingent consideration:	$4,317	$3,731	$41	$—	$—	$—	$197	$348	$3,764

(1)
Realized and unrealized gains (losses) are reported in Other income, net in the Consolidated Statements of Operations.

        Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the year ended December 31, 2013 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss(1)	Unrealized gains (losses) included in Other comprehensive loss (income)	Purchases	Issues	Sales	Settlements	Closing Balance at December 31, 2013	Unrealized losses for Level 3 Assets / Liabilities Outstanding at December 31, 2013
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$28	$(14)	$—	$—	$—	$—	$—	$14	$(14)
Liabilities
Other liabilities:
Future purchase commitment:	$3,209	$2,203	$208	$—	$—	$—	$(798)	$—	$—
Other liabilities:
Contingent consideration:	$518	$(287)	$(128)	$—	$3,942	$—	$(558)	$4,317	$(287)

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

	Fair Value as of December 31, 2014	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)(a)
Liabilities
Contingent consideration	$348	Present value of expected payments	Discount rate	17%
			Forecasted financial information		(b)

	Fair Value as of December 31, 2013	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)(a)
Assets
Equity derivative contracts	$14	Black-Scholes Merton Model	Expected volatility	30%
Liabilities
Contingent consideration	$4,317	Present value of expected payments	Discount rate	17%
			Forecasted financial information	(b)

(a)
As of December 31, 2014 and December 31, 2013, each asset and liability type consists of one instrument.

(b)
The Company's estimate of Contingent Consideration as of December 31, 2014 and 2013 was based on the acquired business' projected future financial performance, including revenues and operating margins, from May 1, 2014 through April 30, 2015.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

18. DERIVATIVE FINANCIAL INSTRUMENTS

        The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of December 31, 2014 and December 31, 2013, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging ("ASC 815-10").

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

        Fair values of derivative contracts on a gross and net basis as of December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014		December 31, 2013
Derivatives not designated as hedging instruments under ASC 815-10(1)	Derivative Assets(2)	Derivative Liabilities(3)	Derivative Assets(2)	Derivative Liabilities(3)
Foreign exchange derivative contracts	$2,773	$1,387	$679	993
Commodity derivative contracts	1,198	338	—	—
Equity derivative contracts	—	—	14	—

Total fair value of derivative contracts	$3,971	$1,725	$693	$993
Counterparty netting	(338)	(338)	—	—

Total fair value	$3,633	$1,387	$693	$993

(1)
Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, on the Consolidated Statements of Financial Condition. See Note 17 for further details about variation margin balances on open long and short futures contracts as of December 31, 2014 and December 31, 2013. Gross notional amounts on these futures contracts are included in the table below which details outstanding long and short notional amounts of derivative financial instruments.

(2)
Reflects options and forwards contracts within Other assets.

(3)
Reflects options and forwards contracts within Other liabilities.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

18. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        As of December 31, 2014 and December 31, 2013, the Company had outstanding forward foreign exchange hedge contracts with a combined notional value of $69,692 and $86,170, respectively. Approximately $20,568 and $27,659 of these forward foreign exchange contracts represents a hedge of Euro, British pound and Swiss franc-denominated balance sheet positions at December 31, 2014 and December 31, 2013, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

        In addition to the Company's outstanding forward foreign exchange hedge contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of December 31, 2014 and December 31, 2013:

	December 31, 2014(1)		December 31, 2013(2)
	Long	Short	Long	Short
Foreign exchange derivative contracts	$3,185	415,756	$—	$—
Commodity derivative contracts	675,686	692,855	349,004	342,573
Fixed income derivative contracts	7,124,375	7,911,965	9,415,546	10,047,771
Equity derivative contracts	2,758	2,871	5,731	220

Total derivative notional amounts	$7,806,004	$9,023,447	$9,770,281	$10,390,564

(1)
Notional amounts include gross notionals on open long and short futures contracts of $7,804,981 and $9,023,087, respectively, as of December 31, 2014.

(2)
Notional amounts include gross notionals on open long and short futures contracts of $9,652,419 and $10,248,687, respectively, as of December 31, 2013.

        The following is a summary of the effect of derivative contracts on the Consolidated Statements of Operations for the year ended December 31, 2014 and 2013:

		Amount of Gain (Loss) on Derivatives Recognized in Net loss
		For the Year Ended December 31,
	Location of Gain (Loss) Recognized on Derivatives in Net loss
Derivatives not designated as hedging instruments under ASC 815-10		2014	2013
Foreign exchange derivative contracts	(1)	$4,320	$(2,417)
Commodity derivative contracts	Principal transactions	9,702	8,253
Fixed income derivative contracts	Principal transactions	8,009	11,776
Equity derivative contracts	(2)	224	(102)

(1)
For the year ended December 31, 2014, approximately $4,266 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $54 of gains on foreign currency options were included within Principal transactions. For the year ended December 31, 2013, approximately $2,130 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $287 of losses on foreign currency options were included within Principal transactions.

(2)
For the year ended December 31, 2014, approximately $14 of losses on equity derivative contracts were included within Other income, net and approximately $238 of gains on equity derivative contracts were included within Principal transactions. For the year ended December 31, 2013, approximately $14 of losses on equity derivative contracts were included within Other income, net and approximately $88 of losses on equity derivative contracts were included within Principal transactions.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

18. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Consolidated Statements of Financial Position as of December 31, 2014:

			Net Amounts of Assets Offset in the Consolidated Statements of Financial Position(2)	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
		Gross Amounts Offset in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets
Counterparties(1)				Derivatives(3)	Cash Collateral Received/ (Pledged)	Net Amount
Derivative Assets:
Counterparty A	$1,630	$—	$1,630	$—	$—	$1,630
Counterparty B	1,789	(338)	1,451	—	—	1,451
Counterparty C	552	—	552	—	—	552

Total	$3,971	$(338)	$3,633	$—	$—	$3,633

Derivative Liabilities:
Counterparty A	$394	$—	$394	$—	$—	$394
Counterparty B	338	(338)	—	—	—	—
Counterparty C	993	—	993	—	—	993

Total	$1,725	$(338)	$1,387	$—	$—	$1,387

(1)
Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, on the Consolidated Statements of Financial Condition. See Note 17 for further details about variation margin balances on open long and short futures contracts as of December 31, 2014.

(2)
Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively.

(3)
As of December 31, 2014, the Company does not have any derivative positions under a master netting agreement that are not netted.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

18. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Consolidated Statements of Financial Position as of December 31, 2013:

			Net Amounts of Assets Offset in the Consolidated Statements of Financial Position(2)	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
		Gross Amounts Offset in the Consolidated Statements of Financial Position
	Gross Amounts of Recognized Assets
Counterparties(1)				Derivatives(3)	Cash Collateral Received/ (Pledged)	Net Amount
Derivative Assets:
Counterparty A	$268	$—	$268	$—	$—	$268
Counterparty C	411	—	411	—	—	411
Counterparty D	14	—	14	—	—	14

Total	$693	$—	$693	$—	$—	$693

Derivative Liabilities:
Counterparty A	$834	$—	$834	$—	$—	$834
Counterparty C	159	—	159	—	—	159

Total	$993	$—	$993	$—	$—	$993

(1)
Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, on the Consolidated Statements of Financial Condition. See Note 17 for further details about variation margin balances on open long and short futures contracts as of December 31, 2013.

(2)
Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively.

(3)
As of December 31, 2013, the Company does not have any derivative positions under a master netting agreement that are not netted.

19. VARIABLE INTEREST ENTITIES

Non-consolidated VIEs

        The Company holds interests in certain VIEs that it does not consolidate. The Company has determined that it is not the primary beneficiary, mostly due to a lack of significant economic interest, voting power and/or power to direct the activities that would most significantly impact the economic performance of the VIE.

        As of December 31, 2014 and December 31, 2013, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests, a convertible note and a non-recourse loan. The carrying amount of these VIEs was $3,144 as of December 31, 2014 and $3,954 as of December 31, 2013, and was recorded within Other assets. These VIEs include a technology provider with a proprietary financial application, trading entities in which the Company has provided initial

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

19. VARIABLE INTEREST ENTITIES (Continued)

capital to fund trading activities, investment fund managers and a commodity pool operator. The Company also provides clearing and other administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $3,144 and $4,592 as of December 31, 2014, and December 31, 2013, respectively.

        As of December 31, 2014 and December 31, 2013, the Company had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company had an economic interest in profits and losses and has provided initial capital to fund trading activities. The Company also provided clearing and other administrative services to these non-consolidated VIEs. The carrying amount of these VIEs was $72 as of December 31, 2014 and $1,653 as of December 31, 2013, and was recorded within Receivables from brokers, dealers and clearing organizations. The maximum exposure to loss of these VIEs was $72 and $1,653 as of December 31, 2014, and December 31, 2013, respectively.

        The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

        In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE's start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $9,956 at December 31, 2014 and $8,953 as of December 31, 2013, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE's assets. The consolidated VIE had total liabilities of $2,761 and $2,652 as of December 31, 2014, and December 31, 2013, respectively.

20. EQUITY METHOD AND SIMILAR INVESTMENTS

        The Company has investments accounted for under the equity method (see Note 3) with an aggregate carrying value of $13,184 and $36,976, at December 31, 2014 and 2013, respectively, and which are included in Other assets. Included within Equity in net earnings of unconsolidated businesses was $1,001, $1,376 and $575 in 2014, 2013 and 2012, respectively, related to these investments. The Company also provides clearing and other administrative services to certain of these equity method investments.

        As of December 31, 2014, the Company had 7 investments accounted for under the equity method, which individually, or in the aggregate, are not material to the consolidated financial statements of the Company.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

20. EQUITY METHOD AND SIMILAR INVESTMENTS (Continued)

        The Company also has certain investments in brokerage businesses in which the Company has a contractual right to receive a percentage of revenues, less certain direct expenses. These investments are held by the Company's KBL subsidiary, whose assets and liabilities were classified as held for sale as of December 31, 2014. The Company accounts for these investments in a manner similar to the equity method of accounting. Included within Equity in net earnings of unconsolidated businesses was $6,610, $6,790and $7,994 in 2014, 2013 and 2012, respectively, related to these entities.

        For material investments in which the Company has a contractual right to receive a percentage of revenues, less certain direct expenses, the Total revenues, Direct expenses and Net revenues, on an aggregate basis, for the year ended December 31, 2014 and 2013 was as follows:

	For the year ended December 31,
	2014	2013
Total revenues	$85,341	$75,597
Direct expenses	2,980	2,594

Net revenues	$82,361	$73,003

        The Company's contractual share of these affiliates' operating results, on an aggregate basis, for the years ended December 31, 2014 and 2013 was $6,085 and $5,893, respectively. The aforementioned investees report on a different fiscal year end than the Company. Therefore, the Company has made certain estimates with the summarized financial information provided by management of these investments to align the fiscal year-ends. The summarized financial information was prepared in accordance with U.K. GAAP. The Company has determined the amounts disclosed in the above table are not materially different than if these amounts were prepared in accordance with U.S. GAAP.

        The Company reviews investments accounted for under the equity method for decline in value that may be other than temporary. During the years ended December 31, 2014, and 2013, the Company did not record any write-downs related to equity method investments.

21. REGULATORY REQUIREMENTS

        Many of the Company's material operating subsidiaries are subject to regulatory restrictions and minimum capital requirements, which may restrict the Company's ability to withdraw capital from its subsidiaries.

        Certain domestic subsidiaries of the Company are registered as a broker-dealer, swap execution facility ("SEF") or introducing broker and therefore are subject to the applicable rules and regulations of the Securities Exchange Commission ("SEC") and the Commodity Futures Trading Commission ("CFTC"). Certain foreign subsidiaries are also registered as introducing brokers with the CFTC. These rules contain uniform minimum net capital requirements, as defined, and also require a significant part of the registrants' assets be kept in relatively liquid form. As of December 31, 2014, each of the Company's subsidiaries that are subject to these regulations had net capital in excess of their minimum capital requirements.

        Certain of the Company's European subsidiaries are regulated by the Financial Conduct Authority ("FCA") and must maintain financial resources (as defined by the FCA) in excess of FCA's total

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

21. REGULATORY REQUIREMENTS (Continued)

financial resources requirement. As of December 31, 2014, each of these European subsidiaries had financial resources in excess of their requirements.

        Certain other subsidiaries of the Company are subject to similar regulatory and other requirements in the jurisdictions in which they operate and as of December 31, 2014 each of these subsidiaries was in compliance with its regulatory capital requirements.

        The regulatory requirements referred to above may restrict the Company's ability to withdraw capital from its regulated subsidiaries. As of December 31, 2014, the Company had the following aggregate regulatory capital, in individually regulated entities, in each of its operating regions:

	Americas	EMEA	Asia
Regulatory capital	$34,853	$135,008	$35,049
Minimum regulatory capital required	7,257	109,252	8,755

Excess regulatory capital	$27,596	$25,756	$26,294

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

22. SEGMENT AND GEOGRAPHIC INFORMATION

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

22. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

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

        Selected financial information for the Company's reportable segments is presented below for periods indicated:

	For the Year Ended December 31, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$229,362	$325,574	$74,489	$147,257	$104,353	$881,035
Revenues, net of interest and transaction-based expenses	218,483	316,044	74,023	36,630	107,259	752,439
(Loss) income before income taxes	(25,700)	86,812	21,150	(27,121)	(191,957)	(136,816)

	For the Year Ended December 31, 2013
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$261,729	$306,509	$67,565	$176,319	$89,328	$901,450
Revenues, net of interest and transaction-based expenses	250,733	297,458	67,223	40,785	90,761	746,960
Income (loss) before income taxes	69,691	82,351	15,523	(16,402)	(172,508)	(21,345)

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

22. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

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

        For the years ended December 31, 2014, 2013, and 2012, the U.K. is the only individual foreign country that accounts for 10% or more of the Company's total revenues and total long-lived assets. Information regarding revenue for the years ended December 31, 2014, 2013, and 2012, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of December 31, 2014 and 2013 are as follows:

	For the year ended December 31,
	2014	2013	2012
Revenues:
United States	$227,263	$263,000	$271,038
United Kingdom	465,488	448,387	456,801
Other	188,284	190,063	196,748

Total	$881,035	$901,450	$924,587

	For the year ended December 31,
	2014	2013	2012
Revenues, net of interest and transaction-based expenses:
United States	$223,607	$257,548	$262,962
United Kingdom	348,836	309,301	337,440
Other	179,996	180,111	186,643

Total	$752,439	$746,960	$787,045

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

22. SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	As of December 31,
	2014	2013
Long-lived Assets, as defined:
United States	$48,506	$49,987
United Kingdom	6,976	11,762
Other	3,850	4,396

Total(1)	$59,332	$66,145

(1)
Excluded from the December 31, 2014 balance is $2,122 of Property, equipment, leasehold improvements, net related to KGL and KBL. As discussed in Note 4, such amounts are included in Assets held for sale at December 31, 2014.

        Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

23. RELATED PARTIES

        As of December 31, 2014, entities affiliated with BGC were the beneficial owner of more than 10 percent of the Company's common stock. As discussed in Note 2, on February 26, 2015, BGC successfully completed its tender offer to acquire shares of the Company's common stock for $6.10 per share in cash. On March 4, 2015, BGC Partners, L.P. paid for the 54,274,212 shares of common stock of the Company tendered pursuant to the tender offer. The tendered shares, together with the 17.1 million shares already owned by BGC, represent approximately 56% of the outstanding shares of our common stock. As a result of the transaction, GFI is a controlled company of BGC and will operate as a division of BGC. Going forward, BGC and GFI are expected to remain separately branded divisions. Certain of the Company's subsidiaries transact with BGC and its affiliated entities. For the years ended December 31, 2014 and 2013, the Company earned software revenues related to transactions with BGC and its affiliated entities. In addition, for the years ended December 31, 2014, 2013 and 2012, the Company earned brokerage revenues from transactions with BGC and its affiliated entities. The revenues earned from BGC and its affiliated entities did not have a material impact on any of the periods presented in the Company's Consolidated Financial Statements.

        As discussed in Note 2, the Company was party to a merger agreement with CME as of December 31, 2014, which was subsequently terminated on January 30, 2015. Certain of the Company's subsidiaries transact with CME and its affiliated entities. For the years ended December 31, 2014, 2013 and 2012, the Company earned software and brokerage revenues related to transactions with CME and its affiliated entities. For the years ended December 31, 2014, 2013 and 2012, the Company incurred communications and market data expenses directly related to CME and its affiliates. The revenues earned and expenses incurred related to CME and its affiliated entities did not have a material impact on any of the periods presented in the Company's Consolidated Financial Statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

24. PARENT COMPANY INFORMATION

        The following presents the Parent company only's Condensed Statements of Financial Condition, Operations, Comprehensive Loss, and Cash Flows:

Parent Company Only

Condensed Statements of Financial Condition

(In thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$554	$1,519
Investments in subsidiaries, equity basis	400,278	496,005
Advances to subsidiaries	94,825	119,630
Other assets	55,617	46,915

TOTAL ASSETS	$551,274	$664,069

Liabilities and stockholders' equity
LIABILITIES
Short-term borrowings	$10,000	$10,000
Long-term debt	240,000	240,000
Other liabilities	7,046	6,793

Total Liabilities	257,046	256,793

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized and 144,290,612 and 140,599,626 shares issued at December 31, 2014 and 2013, respectively	1,442	1,405
Additional paid in capital	399,774	393,965
Retained (deficit) earnings	(31,050)	83,180
Treasury stock, 16,724,843 and 17,312,957 common shares at cost at December 31, 2014 and 2013, respectively	(73,445)	(75,018)
Accumulated other comprehensive (loss) income	(2,493)	3,744

Total Stockholders' Equity	294,228	407,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$551,274	$664,069

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

24. PARENT COMPANY INFORMATION (Continued)

Parent Company Only

Condensed Statements of Operations and Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Interest income	$5	$—	$39
Expenses:
Interest expense	29,156	28,042	24,968
Other expenses	1,587	686	1,284

Total expenses	30,743	28,728	26,252

Loss before benefit from income taxes and equity in (losses) earnings of subsidiaries	(30,738)	(28,728)	(26,213)
Benefit from income taxes	10,445	10,446	6,097

Loss before equity in (losses) earnings of subsidiaries	(20,293)	(18,282)	(20,116)
Equity in (losses) earnings of subsidiaries, net of tax	(87,750)	(1,716)	10,163

GFI's net loss	$(108,043)	$(19,998)	$(9,953)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5,168)	(322)	9,244
Unrealized (loss) gain on available-for-sale securities, net of tax	(1,069)	1,524	253

GFI's comprehensive loss	$(114,280)	$(18,796)	$(456)

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

24. PARENT COMPANY INFORMATION (Continued)

Parent Company Only

Condensed Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
GFI'S net loss	$(108,043)	$(19,998)	$(9,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (income) from equity method investments	87,750	1,716	(10,163)
Amortization of loan fees	1,848	2,077	2,175
Share-based compensation	373	388	386
Changes in operating assets and liabilities:
Other assets	(10,449)	(10,889)	(5,942)
Other liabilities	253	1,526	(4,477)

Cash used in operating activities	(28,268)	(25,180)	(27,974)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	—	—	684
Receipts from subsidiaries	39,437	44,337	69,988

Cash provided by investing activities	39,437	44,337	70,672

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	210,000	195,000	195,000
Proceeds from short-term borrowings	(210,000)	(185,000)	(195,000)
Repayments of long-term debt	—	(9,385)	—
Purchases of treasury stock	—	—	(12,939)
Cash dividends paid	(12,482)	(18,237)	(29,566)
Other	348	(232)	(104)

Cash used in financing activities	(12,134)	(17,854)	(42,609)

Decrease (increase) in cash and cash equivalents	(965)	1,303	89
Cash and cash equivalents, beginning of year	1,519	216	127

Cash and cash equivalents, end of year	$(554)	$1,519	$216

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$27,299	$24,563	$22,845

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

24. PARENT COMPANY INFORMATION (Continued)

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

Advances to Subsidiaries

        As of December 31, 2014, 2013 and 2012, the Parent company had receivables from subsidiaries of $94,825, $119,630 and $189,189, respectively, related primarily to the allocation of funds received, from notes payable and the issuance of equity securities to subsidiaries to fund working capital.

25. SUBSEQUENT EVENTS

Acquisition by BGC Partners, Inc. and Termination of the CME Merger

        On January 30, 2015, the Company and CME mutually agreed to terminate CME Transaction agreements, each dated as of July 30, 2014, as amended. The restrictions in the Support Agreement, dated as of July 30, 2014, which had been entered into by CME, JPI and certain other stockholders of GFI, who collectively control approximately 38% of the outstanding shares of the Company's common stock, continue until on or about January 30, 2016.

        Pursuant to the terms of the CME Merger Agreement, the Company was required to reimburse CME for its expenses up to $7,065,171 and such reimbursement was paid in February 2015. Additionally, the Company was required to pay CME a termination fee equal to $17,662,928 (which is the total termination fee of $24,728,099 less the expense reimbursement that has already been paid to CME) and such transaction fee was paid on March 11, 2015. The termination fee was payable if within 12 months of such termination the Company consummated, or entered into a definitive agreement to consummate, a transaction in which the Company or 20% or more of the fair value of the assets or of any class of equity or voting securities of the Company and its subsidiaries, the subsidiaries that were to be retained by CME in the CME Merger Agreement, or Trayport or Fenics was sold.

        On February 26, 2015, BGC successfully completed its tender offer to acquire shares of GFI's common stock for $6.10 per share in cash. On March 4, 2015, BGC Partners, L.P. paid for the 54,274,212 shares of common stock of the Company tendered pursuant to the tender offer. The tendered shares, together with the 17.1 million shares already owned by BGC, represent approximately 56% of the outstanding shares of our common stock.

        The Company has determined that as a result of the completion of BGC's tender offer, an ownership change has occurred under Internal Revenue Code Section 382 ("Section 382") during March 2015. Section 382 limits the use of losses generated in tax years prior to a significant change in ownership occurs (i.e. change of greater than 50%) and limits the amount of losses that can be used to offset taxable income on an annual basis. As a result of a change in control under Section 382, the Company's ability to utilize federal net operating loss carryforwards may be limited and may result in recording a valuation allowance on a portion of the net operating loss carrryforwards that is limited under Section 382.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands except share and per share amounts)

25. SUBSEQUENT EVENTS (Continued)

See Note 2 for further information on the acquistion by BGC and termination of the CME Merger.

Disposition of interests in Kyte

        Subsequent to year-end, the Company entered into a number of share purchase agreements to divest certain interests in Kyte (the "Kyte SPAs") pursuant to which the Company will sell Kyte's clearing, broking and capital management businesses. The Company expects to close each of the Kyte SPAs in the next few months. Following closing, the Company will no longer offer clearing and settlement services.

Other Subsequent Events

        In February 2015, in connection with the transactions contemplated by the tender offer agreement, the Company entered into a third amendment to the Credit Agreement to permit the transactions contemplated by the tender offer agreement, including by amending the definition of "Change of Control" to permit BGC to acquire shares of the equity of the Company in excess of 35% without triggering a "Change of Control" under the Credit Agreement. See Note 9 for further information on the Company's Credit Agreement.

        In March 2015, the Company was authorized by the Board of Directors to submit notice to the NYSE of its intention to voluntarily delist its common stock from the NYSE and to deregister its common stock under the Securities Exchange Act of 1934.

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

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment and the COSO criteria, management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

        The Company's independent registered public accounting firm has audited and issued their auditor's report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. That report appears on Page 79 of this Form 10-K.

Change in Internal Controls

        In addition, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the Company's internal controls over financial reporting (as defined in Rule 13A-15(f) of the Exchange Act) and determined that there have been no changes in our internal controls over financial reporting during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the 2014 Annual Meeting of Stockholders which we expect will be held in June 2015, and is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1) Financial Statements.    See Index to Financial Statements on page 78.

        (a)(2) Financial Statement Schedules.    We have included Schedule II—Valuation and Qualifying Accounts on page 138. All other schedules are omitted as they are not applicable, or the information required is included in the Financial Statements or notes thereto.

        (a)(3) Exhibits.    The following Exhibits are filed as part of this Report as required by Regulation S-K. Exhibits 10.2 through 10.22 are management contracts or compensatory plans or arrangements.

Number		Description
2.1	*	Agreement and Plan of Merger, dated as of July 30, 2014, by and among GFI Group Inc., CME Group Inc., Commodore Acquisition Corp. and Commodore Acquisition LLC (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 31, 2014, File No.001-34897)

2.2	*	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 2, 2014, by and among GFI Group Inc., CME Group Inc., Commodore Acquisition Corp. and Commodore Acquisition LLC (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 2, 2014, File No.001-34897)

2.3	*	Tender Offer Agreement, dated as of February 19, 2015, by and among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 25, 2015, File No.001-34897)

3.1	*	Second Amended and Restated Certificate of Incorporation of the Registrant (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K, filed on March 31, 2005, File No. 000-51103)

3.1.1	*	Certificate of Amendment to Certificate of Incorporation (Filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K, filed on February 29, 2008, File No. 000-51103)

3.2	*	Third Amended and Restated Bylaws of the Registrant (Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed on February 13, 2013)

4.1	*	See Exhibits 3.1, 3.1.1 and 3.2 for provisions of the Second Amended and Restated Certificate of Incorporation and Third Amended and Restated Bylaws of the Registrant defining the rights of holders of Common Stock of the Registrant.

4.2	*	Specimen Stock Certificate (Filed as Exhibit 4.2 to Amendment No. 5 to the Company's Registration Statement on Form S-1, filed on January 24, 2005, File No. 333-116517)

4.3	*	Indenture, dated as of July 19, 2011, by and between GFI Group Inc., as Issuer, and The Bank of New York Mellon Trust Company, N. A., as Trustee, relating to the 8.375% Senior Notes due 2018 of GFI Group, Inc. (Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 22, 2011, File No.001-34897)

4.4	*	Registration Rights Agreement, dated as of July 19, 2011, by and between GFI Group Inc. and Jefferies & Company, Inc., relating to the GFI Group Inc.'s 8.375% Senior Notes due 2018 (Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, filed on July 22, 2011)

Number		Description
4.5	*	Form of Exchange 8.375% Senior Note due 2018 (Filed as Exhibit 4.4 to Amendment No. 1 to the Company's Registration Statement on Form S-4, filed on November 14, 2011, File No. 333-177459)

10.1	*	Second Amended and Restated Credit Agreement, dated December 20, 2010, among the Registrant and GFI Holdings Limited, as borrowers, subsidiaries of the Registrant named therein, as guarantors, Bank of America, N.A., as administrative agent, Barclays Bank Plc and The Royal Bank of Scotland PLC, as co-syndication agents, the other lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Bank PLC, as joint lead arrangers and joint book running managers (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 22, 2010, File No. 000-51103)

10.2	*	Disability Agreement, dated as of December 30, 2004, between the Registrant and Michael A. Gooch (Filed as Exhibit 10.4 to Amendment No. 5 to the Company's Registration Statement on Form S-1, filed on January 24, 2005, File No. 333-116517)

10.3	*	Employment Agreement, dated as of November 18, 2002, between the Registrant and James A. Peers (Filed as Exhibit 10.6 to Amendment No. 2 to the Company's Registration Statement on Form S-1, filed on September 17, 2004, File No. 333-116517)

10.4	*	Guardian Trust of GFI Brokers Limited (Filed as Exhibit 10.10 to Amendment No. 2 to the Company's Registration Statement on Form S-1, file don September 17, 2004, File No. 333-116517)

10.5	*	Employment Agreement, dated as of August 20, 2008, between GFI Group Inc. and Ronald Daniel Levi (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 22, 2008, File No. 000-51103)

10.6	*	GFI Group Inc. 2008 Senior Annual Bonus Plan (Filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q, filed on August 8, 2008, File No. 000-51103)

10.7	*	Amendment No. 1 to Disability Agreement, dated December 31, 2008, between GFI Group Inc. and Michael Gooch (Filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K, filed on March 2, 2009, File No. 000-51103)

10.8	*	Amendment No. 1 to Employment Agreement, dated December 24, 2008, between GFI Group Inc. and James Peers (Filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K, filed on March 2, 2009, File No. 000-51103)

10.9	*	Amendment No. 2 to Employment Agreement, dated February 3, 2015, between GFI Group Inc. and James Peers (Filed as Exhibit 10.1 to the Company's Annual Report on Form 8-K, filed on February 2, 2015, File No. 000-34897)

10.10	*	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Colin Heffron (Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K, filed on March 2, 2009, File No. 000-51103)

10.11	*	Amendment No. 1 to Employment Agreement, dated December 31, 2008, between GFI Group Inc. and Ronald Levi (Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K, filed on March 2, 2009, File No. 000-51103)

10.12	*	Amendment No. 2 to Employment Agreement, dated March 30, 2009, between GFI Group Inc. and Ronald Levi (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed May 11, 2009, File No. 000-51103)

Number		Description
10.13	*	GFI Group Inc. Deferred Cash Award Program (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 14, 2013, File No. 001-34897)

10.14	*	First Amendment to Credit Agreement and Consent, dated as of March 6, 2013, among GFI Group Inc. and GFI Holdings Limited, as Borrowers, certain subsidiaries of the Company as Guarantors, various Lenders and, Bank of America, N.A., as Administrative Agent (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 7, 2013, File No. 001-34897)

10.15	*	Second Amendment to Credit Agreement, dated as of July 28, 2014, among GFI Group Inc. and GFI Holdings Limited, as Borrowers, certain subsidiaries of the Company as Guarantors, various Lenders and Bank of America, N.A., as Administrative Agent (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on August 1, 2014, File No. 001-34897)

10.16	*	Third Amendment to Credit Agreement, dated as of February 27, 2015, among GFI Group Inc. and GFI Holdings Limited, as Borrowers, certain subsidiaries of the Company as Guarantors, various Lenders and Bank of America, N.A., as Administrative Agent (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 4, 2015, File No. 001-34897)

10.17	*	Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 10, 2013, File No. 001-34897)

10.18	*	Amended and Restated GFI Group Inc. 2008 Senior Executive Annual Bonus Plan (Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on June 10, 2013, File No. 001-34897)

10.19	*	Master Assignment and Assumption, dated December 9, 2013, among Bank of America, N.A., The Royal Bank of Scotland PLC, Bank of Montreal and JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 10, 2013, File No. 001-34897)

10.20	*	Support Agreement, dated as of July 30, 2014, by and among CME Group Inc., Jersey Partners Inc., New JPI Inc., and the other signatories thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 31, 2014, File No. 001-34897)

12		Computation of Ratio of Earnings to Fixed Charges

21.1		List of subsidiaries of the Registrant

31.1		Certification of Principal Executive Officer.

31.2		Certification of Principal Financial Officer.

32.1		Written Statement of Chief Executive Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2		Written Statement of Chief Financial Officer Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

Number		Description

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Previously filed.

**
Filed with this Annual Report on Form 10-K and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition as of December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012 (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013, and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013, and 2012 and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2015.

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

Signature	Title	Date

/s/ HOWARD LUTNICK Howard Lutnick	Chairman of the Board	March 13, 2015
/s/ MICHAEL GOOCH Michael Gooch	Executive Chairman of the Board	March 13, 2015
/s/ COLIN HEFFRON Colin Heffron	Chief Executive Officer (principal executive officer) and Director	March 13, 2015
/s/ JAMES A. PEERS James A. Peers	Chief Financial Officer (principal financial officer)	March 13, 2015
/s/ THOMAS J. CANCRO Thomas J. Cancro	Chief Accounting Officer (principal accounting officer)	March 13, 2015
/s/ SHAUN LYNN Shaun Lynn	Director	March 13, 2015

Signature	Title	Date

/s/ STEPHEN MERKEL Stephen Merkel	Director	March 13, 2015
/s/ WILLIAM J. MORAN William J. Moran	Director	March 13, 2015
/s/ PETER J. POWERS Peter J. Powers	Director	March 13, 2015
/s/ MICHAEL SNOW Michael Snow	Director	March 13, 2015

Schedule II

GFI GROUP INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Cost/ Expense	Charged to Other Accounts(a)	Deductions(b)	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$1,958	$286	$16	$(360)	$1,900
Year ended December 31, 2013	1,710	773	(33)	(492)	1,958
Year ended December 31, 2012	1,453	319	(5)	(57)	1,710

(a)
For all periods it includes the effects for exchange rate changes.

(b)
Net adjustments to the reserve accounts for write-offs and credits issued during the years.