Form 10-K/A
period 2014-12-31
GFI Group Inc.
filed 2015-05-01
CIK 1292426

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $256,125,955 based upon the closing sale price of $3.32 as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Stock, $0.01 par value per share	127,785,552 shares

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 of GFI Group Inc. that was filed with the Securities and Exchange Commission (the “SEC”), on March 13, 2015 (the “Original Filing”). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company’s 2015 Annual Meeting of Stockholders.

This information is being included in this Amendment because the Company’s definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended December 31, 2014. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment contains new certifications by our Chief Executive Officer and Chief Financial Officer, which are being filed as exhibits to this Amendment. Because no financial statements are contained in this Amendment, the certifications pursuant to 18 U.S.C. §1350 are not included.

Except as set forth in Part III below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing. References herein to the “Company,” “GFI”, “we,” “our,” and “us” refer to GFI Group Inc.

On February 26, 2015, BGC Partners, Inc. (together with its affiliates, “BGC”) successfully completed its tender offer to acquire shares of our common stock for $6.10 per share in cash (the “BGC Tender”). On March 4, 2015, BGC Partners, L.P. paid for the 54,274,212 shares of common stock of the Company tendered pursuant to the tender offer. The tendered shares, together with the 17.1 million shares already owned by BGC, represent approximately 56% of the outstanding shares of our common stock. As a result of the transaction, we are a controlled company of BGC and will operate as a division of BGC, reporting to Shaun Lynn, BGC’s President. Going forward, BGC and GFI are expected to remain separately branded divisions.

On March 30, 2015, we filed a Form 25 with the SEC to voluntarily delist our common stock and notes on the New York Stock Exchange and to terminate the registration of the common stock under the Exchange Act. The common stock was delisted on April 10, 2015 and we will file a Form 15 with the SEC to effect the deregistration of the common stock.  Upon the filing of the Form 15, the Company’s obligations to file certain reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, will immediately be suspended. However, the Company intends to make voluntary SEC filings with respect to its 8.375% Senior Notes due July 2018 in compliance with its obligations under the related indenture. The Company expects the deregistration of the common stock to become effective ninety (90) days after filing the Form 15 with the SEC.

Throughout this Amendment, unless the context otherwise requires, the terms “GFI”, “Company”, “we”, “us” and “our” refer to GFI Group Inc. and its consolidated subsidiaries.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS AND DIRECTOR QUALIFICATIONS

The following table sets forth certain information with respect to the current directors as of April 30, 2015:

Name	Age	Position(s)
Howard W. Lutnick	53	Chairman of the Board and Chief Executive Officer
Michael Gooch	56	Executive Chairman of the GFI Division and Director
Colin Heffron	52	Chief Executive Officer of the GFI Brand and Director
Shaun Lynn	52	President and Director
Stephen Merkel	56	Director
William J. Moran(1)(2)	73	Director, Chair of the Audit Committee
Michael Snow(1)(2)	66	Director, Chair of the Compensation Committee
Peter J. Powers(1)(2)	70	Director

(1)                                  Current member of the Compensation Committee.

(2)                                  Current member of the Audit Committee.

The following is a brief summary of the background of each director:

CLASS I DIRECTORS

Stephen M. Merkel

Mr. Merkel joined our Board in February 2015. Mr. Merkel has been BGC’s Executive Vice President, General Counsel and Secretary since September 2001 and was BGC’s Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel served as a director of BGC from September 2001 until October 2004. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is on the supervisory board of the Electronic Liquidity Exchange, and is a founding board member of the Wholesale Markets Brokers’ Association, Americas.

Michael Snow

Mr. Snow joined our Board in February 2015. Mr. Snow is the Managing Member and Chief Investment Officer of Snow Fund One, LLC founded in October 2005. Snow is a Registered Investment Advisor and founded Snow Financial Management, LLC in 1997. Prior to establishing this company, he was employed in the Banking Industry for over 25 Years. At the Union Bank of Switzerland (“UBS”), Mr. Snow was Second In Charge of the North American Region. He achieved the rank of Senior Managing Director and was Head of Fixed Income where he was responsible for: Treasury, Money Markets, Precious Metals, Foreign Exchange, Mortgage Backed Securities, Government Securities, Derivatives, Corporate bonds, Emerging Markets, High Yield Securities, and Capital Markets. Mr. Snow is presently an independent public director of ELX Futures, L.P. a fully regulated electronic futures exchange formed in December 2007, to establish a faster, more efficient competitive alternative for global market participants trading futures contracts. In addition, he is also an independent Member of the Board of Directors of BGC Derivative Markets, L.P., a subsidiary of BGC Partners, a leading global brokerage company servicing the financial and real estate markets and an independent director of Remate Lince, S.A.P.I. de C.V., a BGC affiliate in Mexico. BGC Derivative Markets, L.P. launched operations as a Swap Execution Facility, which offers trading in swaps products subject to mandatory clearing, as well as swaps classified as permitted transactions.

CLASS II DIRECTORS

Colin Heffron

Mr. Heffron joined our Board in November 2001 served as our Chief Executive Officer from February 2013 until April 2015. Prior to April 30, 2015, Mr. Heffron was responsible for the general management of the Company and its business. In addition to the role of Chief Executive Officer, Mr. Heffron was the Company’s President, a position he held from February 2004 to April 2015. Mr. Heffron joined our Company in our New York office in 1988 as a broker of foreign currency options before moving to London to assist in the establishment of our London office. From 1991 until 1994, Mr. Heffron headed our global currency options business. From 1994 until 1997, Mr. Heffron ran the day-to-day operations of all of our U.K. businesses. From 1998 until February 2004, Mr. Heffron was head of all of our operations in EMEA and joint-head of our Asian operations. Mr. Heffron has extensive experience in the wholesale brokerage industry, with 26 years of experience at the Company. Having worked in both our U.S. and overseas offices in various capacities, Mr. Heffron has an intimate knowledge of the Company’s business.  The Company and Mr. Heffron entered into an employment agreement in April 2015 pursuant to which Mr. Heffron will serve as Chief Executive Officer of the inter-dealer brokerage business, as conducted by GFI and its subsidiaries or the inter-dealer brokerage business, as conducted by GFI and its subsidiaries, operating as a GFI-branded division of BGC or one of its affiliates, as applicable (the “GFI Division” or “GFI Brand”).

Shaun D. Lynn

Mr. Lynn joined our Board in February 2015 and became our President on April 30, 2015. Mr. Lynn has been BGC’s President since April 2008. Previously, Mr. Lynn had been President of BGC Partners, L.P. since 2004 and served as Executive Managing Director of Cantor from 2002 to 2004. Mr. Lynn also served as Senior Managing Director of European Government Bonds and Managing Director of Fixed Income from 1999 to 2002. From 1989 to 1999, Mr. Lynn held various business management positions at Cantor and its affiliates. Prior to joining Cantor in 1989, Mr. Lynn served as a Desk Head for Fundamental Brokers International in 1989 and was Associate Director for Purcell Graham from 1983 to 1989. Mr. Lynn is on the supervisory board of the Electronic Liquidity Exchange.

Peter J. Powers

Mr. Powers joined our Board in February 2015.  Mr. Powers is founder of Powers Global Strategies LLC, and has been the Chairman and Chief Executive Officer since 1998.  He serves as an outside Member of the Board of Directors of various publicly and privately held companies.  Mr. Powers is presently an independent director of Remate Lince, S.A.P.I. de C.V., a BGC affiliate in Mexico.  He currently serves as an independent non-executive director of Mutual of America.  He also serves on the boards of numerous civic and charitable organizations including the Partnership for New York City, the United Hospital Fund and the Council of Governing Boards.  Mr. Powers previously served as an independent public director of ELX Futures, L.P. a fully regulated electronic futures exchange formed in December 2007, to establish a faster, more efficient competitive alternative for global market participants trading futures contracts.  He also served as an independent director of Collegiate Funding Services Inc., NDS Group Plc, International Steel Group Inc. and Fox Entertainment Group Inc.  Mr. Powers is the former First Deputy Mayor of the City of New York, having held that post under Mayor Rudolph Giuliani, for whom he also served as Campaign Manager and Transition Chair.  Prior to joining the Giuliani Administration, Mr. Powers had a career as an attorney, certified public accountant and consultant.

CLASS III DIRECTORS

Michael Gooch

Michael Gooch is a Director and served as the Executive Chairman of the Board until February 2015, a position he held since he founded our business in 1987. Until February 2013, Mr. Gooch was also the Company’s Chief Executive Officer. Prior to founding our Company, Mr. Gooch worked for the Refco Group, Bierbaum Martin, Harlow Meyer Savage, Citibank and Tullet & Riley. Mr. Gooch is also the President and controlling stockholder of Jersey Partners Inc. (“JPI”), one of the Company’s largest stockholders. From December 2011 until March 2014, Mr. Gooch served as a non-executive director of Bonds.com Group Inc. Mr. Gooch has over three decades of experience in the wholesale brokerage industry, including over twenty six years leading the Company. The Company and BGC Partners L.P. have entered into an employment agreement with Mr. Gooch pursuant to which Mr. Gooch will serve as Vice Chairman of BGC Partners, L.P. and Executive Chairman of the GFI Division.

William J. Moran

Mr. Moran joined our Board in February 2015. Mr. Moran has been a director of BGC since June 2013. Mr. Moran retired from JPMorgan Chase & Co. in June 2005, after serving as its Executive Vice President since 1997 and General Auditor since 1992. He served as a director of eSpeed, Inc., the Company’s predecessor, from December 1999 to November 2005. Mr. Moran also served as a director of Sovereign Bancorp, Inc. from 2006 until it was acquired by Banco Santander, S.A. in 2009. He served on the Board of Directors of ELX Futures, L.P. from 2009 until June 2013. He also serves on the Advisory Board of the School of Management of Marist College and on the Board of Directors of The College of Technology. He also previously served as a director of Lighthouse International. He is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants, and was a member of the Bank Administration Institute and the Institute of Internal Auditors.

Howard W. Lutnick

Mr. Lutnick joined our Board in February 2015 and is Chairman of our Board. He became our Chief Executive Officer on April 30, 2015. He is also the Chairman and CEO of BGC Partners, a position in which he has served from June 1999 to the present. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is Chairman of the Board of Managers of Haverford College, a member of the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Executive Committee of the USS Intrepid Museum Foundation’s Board of Trustees, the Board of Directors of the Solomon Guggenheim Museum Foundation, the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11 Memorial & Museum, and the Board of Directors of the Partnership for New York City. In addition, Mr. Lutnick is Chairman of the supervisory board of the Electronic Liquidity Exchange, a fully electronic futures exchange.

The term of the current Class I directors will expire at the Company’s next annual meeting of stockholders, the term of the Class II directors will expire at the annual meeting of stockholders to be held in 2016 and the term of the Class III directors will expire at the annual meeting of stockholders to be held in 2017.

MATTERS RELATING TO CORPORATE GOVERNANCE, THE BOARD AND

BOARD COMMITTEES

INDEPENDENCE OF DIRECTORS

The Board has determined that Messrs. Moran, Snow and Powers each qualify as an “independent director” in accordance with the listing requirements of the New York Stock Exchange (“NYSE”), which we have adopted notwithstanding that our common stock is no longer listed on the NYSE. The NYSE independence definition consists of a series of objective tests, including that the director or the nominee for director is not an officer or employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by NYSE rules, the Board has made a subjective determination with respect to each independent director that no relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of that director. In making these determinations, the Company has gathered and reviewed information provided by the individual directors with regard to each director’s business and personal activities, as they may relate to the Company and the Company’s management. Additionally, the Board has determined that each member of the Audit Committee meets the heightened independence standards required for such committee members under the NYSE’s listing standards.

There is no family relationship between any director or executive officer of the Company.

STOCKHOLDER COMMUNICATIONS

Stockholders and other interested parties may send communications to one or more members of the Board by writing to such director(s) or to the whole Board in care of the Corporate Secretary, GFI Group Inc., 55 Water Street, 28th Floor, New York, New York 10041. Any such communications will be promptly distributed by the Secretary to such individual director(s) or to all directors if addressed to the whole Board.

BOARD MEETINGS

The Board held 28 meetings in 2014. During 2014, each director attended 75% or more of the aggregate number of meetings of the Board and the Board Committees on which he or she served that were held during such director’s period of service.

The Company’s independent, non-executive directors have met in regularly scheduled executive sessions without management during 2014.

ATTENDANCE AT ANNUAL MEETINGS

The Board believes that it is important for its members to attend the Company’s annual meetings of stockholders and therefore the Board has adopted a policy encouraging all directors to attend annual meetings. All then-current members of the Board attended the Company’s 2014 Annual Meeting.

BOARD COMMITTEES

The Board currently has two committees; the Audit Committee and  the Compensation Committee (the “Board Committees”) that consist solely of independent members of the Board. The composition, purpose and responsibilities of each Board Committee are set forth below.

Audit Committee.  The Audit Committee assists our Board in its oversight of our internal accounting controls and audit processes and our independent auditor. The Audit Committee has sole authority for the appointment, compensation and oversight of our independent auditor and approval of any significant non-audit relationship with our independent auditor. The Audit Committee is also responsible for preparing reports required by the rules promulgated by the SEC to be included in our proxy statements relating to annual meetings of stockholders. In 2014, the Audit Committee was comprised of Marisa Cassoni, as Chair, Frank Fanzilli and Richard Magee, each of whom resigned effective February 27, 2015 in connection with the BGC Tender. The Audit Committee is currently comprised of William J. Moran, as Chair, Peter J. Powers and Michael Snow. The Board has determined that each member of the Audit Committee is an “independent director” as defined in the NYSE Rules, notwithstanding that our common stock is no longer listed on the NYSE, and that each meets the independence requirements contained in the rules promulgated under the Exchange Act. In addition, the Board has determined that all of the members of the Audit Committee meet the NYSE standards of financial sophistication and the SEC’s criteria of an “audit committee financial expert”. The Audit Committee held twelve meetings during fiscal year 2014. The Audit Committee Report begins on page 32 of this Annual Report. The Audit Committee has a charter, a copy of which is available on our website at www.gfigroup.com.

Compensation Committee.  The Compensation Committee assists our Board in its oversight of executive compensation, determines goals and objectives relevant to compensation and, based on input submitted by management, recommends to our Board compensation levels for our Board members and our executive officers that correspond to our goals and objectives. In addition, the Compensation Committee annually reviews and approves the corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, evaluates the performance of the Chief Executive Officer and recommends to the full Board for its determination the compensation of the Chief Executive Officer. The Compensation Committee also makes recommendations to the Board regarding incentive compensation plans and equity compensation plans. The Compensation Committee reviews and discusses with management the disclosure regarding executive compensation to be included in our proxy statements (or annual reports, as applicable) and issues a report containing its recommendation regarding the inclusion of the Company’s Compensation Discussion and Analysis. The Compensation Committee Report begins on page 32 of this Annual Report. In 2014, the Compensation Committee was comprised of Richard Magee, as Chair, and Frank Fanzilli, each of whom resigned effective February 27, 2015 in connection with the BGC Tender. The Compensation Committee is currently comprised of Michael Snow, as Chair, William J. Moran and Peter J. Powers. The Board has determined that each member of the Compensation Committee is an “independent director” as defined in the NYSE Rules, notwithstanding that our common stock is no longer listed on the NYSE, and satisfies the independence requirements contained in the rules promulgated under the Exchange Act. The Compensation Committee held four meetings during fiscal year 2014. The Compensation Committee has a charter, a copy of which is available on our website at www.gfigroup.com.

The Board and each of the Board Committees conducted a self-evaluation. Accordingly, each Board Committee compared its performance with the provisions of its charter, set forth its objectives for the upcoming year and if the Board Committee deemed it necessary or appropriate, recommended changes to the Board. Each Board Committee reported the results of its evaluation to the Board. Furthermore, the Board evaluated itself and its Board Committees to determine whether they are functioning effectively and to determine whether any modifications were necessary.

CODE OF ETHICS AND CORPORATE GOVERNANCE GUIDELINES

The Board has adopted a “Code of Business Conduct and Ethics for All Employees” and a “Code of Business Conduct and Ethics for Senior Financial Officers” that applies to the Company’s Chief Executive Officer, Chief Financial Officer and other senior employees of the Company’s finance department. The Board has also adopted a set of Corporate Governance Guidelines. Copies of these documents are available on the Company’s website at www.gfigroup.com. Any amendment or waiver of any provision of these codes for executive officers and directors may only be granted by the Board and any such amendment or waiver of the codes relating to such individuals will be disclosed by the Company on its website.

Additional information relating to corporate governance of the Company is also available on our website, including information concerning our directors, Board Committees, including the charters for each of our Board Committees, and our compliance procedures for accounting and auditing matters.

EXECUTIVE OFFICERS

In addition to Messrs. Lutnick and Lynn, who are members of the Board and whose biographical information is set forth above, our executive officers as of April, 2015, their respective ages and positions and certain other information with respect to each of them are as follows:

Name	Age	Position(s)
Ronald Levi(1)	53	Chief Operating Officer
James Peers	64	Chief Financial Officer
Tom Cancro(2)	47	Chief Accounting Officer

(1) Mr. Levi resigned effective April 30, 2015

(2) Mr. Cancro resigned effective March 15, 2015.

Ronald Levi, Chief Operating Officer, joined our Company in 1993 and became our Chief Operating Officer in May 2006. Prior to becoming Chief Operating Officer, Mr. Levi held the position of Managing Director since 2001. Prior to joining our Company, Mr. Levi was the Director of Fixed Income at Garban plc.

James Peers, Chief Financial Officer, joined our Company in August 2002. Prior to joining our Company, Mr. Peers was a Senior Vice President at Bank One in Chicago from 1999 to 2001 where he held various positions, including Corporate Controller. He also was the Chief Financial Officer for Rabobank International in New York and a Senior Vice President—Corporate Development for Canadian Imperial Bank of Commerce in New York. Mr. Peers is a Certified Public Accountant and Chartered Accountant and was a partner at Ernst & Young where he spent 18 years working in their Toronto and Chicago offices.

Tom Cancro, Chief Accounting Officer, joined our Company as Corporate Controller in 2008 from Mastec, Inc. where he was Senior Vice President and Corporate Controller, and became our Chief Accounting Officer in July 2014. Prior to that, Mr. Cancro served as Chief Financial Officer of EuroTel (now T-Mobile), a joint venture between Verizon, AT&T and Deutsche Telekom based in Europe. Mr. Cancro also previously headed Verizon’s Capital Markets Strategy team, and held roles at PricewaterhouseCoopers and Ernst & Young. Mr. Cancro holds a BS in Accounting from Pennsylvania State University, is a Certified Public Accountant, and holds a CFA Charter.  Mr. Cancro resigned effective March 15, 2015.

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

In this section, we discuss certain aspects of our compensation policies as they apply to our principal executive officer, our principal financial officer, our three other most highly-compensated executive officers in 2014 and one additional individual who would have been one of our three most highly compensated executive officers had they been serving as an executive officer as of December 31, 2014. We refer to these persons throughout as the “named executive officers.” For 2014, our Compensation Committee determined that, as of December 31, 2014, Messrs. Gooch, Heffron, Levi, Peers, Cancro and Giancarlo were our named executive officers. Our discussion focuses on compensation and policies relating to the year ended December 31, 2014, which was our most recently completed fiscal year.

EXECUTIVE COMPENSATION PHILOSOPHY AND OBJECTIVES

For 2014, our executive compensation program was designed to drive and reward superior corporate performance on an annual basis and, through increasing stockholder value, over the long-term. We tried to ensure that total compensation was internally equitable and externally competitive by meeting the following core objectives:

•                  Performance Based:  A substantial portion of the total compensation for each named executive officer was intended to be variable and delivered on a pay-for-performance basis, considered in light of general economic and specific company, industry and competitive conditions. We also believe that executive compensation should reflect achievement of Company goals established at the beginning of the fiscal year, as well as reflect specific achievements by such individuals over the course of the year.

•                  Alignment with Stockholders:  The executive compensation program was intended to increase executive stock ownership over time and align executive interests with the interests of stockholders.

•                  Competitive:  Due to the intensely competitive nature of the wholesale brokerage industry, we intended for our executive compensation program to be sufficiently aligned with industry practices so that we could continue to attract and retain the most talented and dedicated executives possible.

•                  Flexible:  The executive compensation program was designed to be flexible, as business conditions, competition for executives and stockholder expectations change and/or were modified.

•                  Discourage Unnecessary or Excessive Risk Taking.  The Company’s executive compensation program was intended to discourage our executive officers from taking risks that are unnecessary or excessive. For instance, prior to the BGC Tender, the Company granted equity incentive awards to named executive officers that would span only long-term time frames and the Compensation Committee used broad discretion to determine awards in order to discourage executive officers from taking such risks.

Our named executive officers must possess knowledge and expertise in a broad range of over the counter and listed financial products and the ability to create, implement and deliver sophisticated trade execution and support technology solutions. Further, as we maintain a relatively flat organization, our named executive officers must have the ability and desire to manage tactical details, to effectively communicate to and lead broad teams of employees across all levels of the organization and they must be able to think strategically and broadly. Our business is particularly demanding on our senior executives and those who can flourish in this environment are not easily found due to the unique and distinct competencies that are required for success. Accordingly, because of the challenges presented by current business and regulatory conditions and the potential impact of these conditions on our ongoing operating results, the Compensation Committee believes that our ability to retain our current team of experienced named executive officers is critical to the Company’s success.

ROLE OF THE COMPENSATION COMMITTEE

The Compensation Committee establishes our compensation policies, provides guidance for the implementation of those policies and determines the amounts and elements of compensation for our named executive officers. The Compensation Committee’s function is more fully described in its charter, which has been approved by our Board. The charter is available for viewing or download on our corporate website at www.gfigroup.com under the Investor Relations—Corporate Governance caption.

The compensation paid to our named executive officers and other executives for 2014 was approved by the Compensation Committee, as constituted prior to the BGC Tender.  In 2014, the Compensation Committee was comprised of Richard Magee, as Chair, and Frank Fanzilli, each of whom resigned effective February 27, 2015 in connection with the BGC Tender.  References to the Compensation Committee in this Compensation Discussion and Analysis will mean the Compensation Committee as constituted prior to the BGC Tender for actions taken prior to the BGC Tender.

The Board has determined that each member of the Compensation Committee is an “independent director” in accordance with The New York Stock Exchange listing standards, a “non-employee director” under the applicable SEC rules and regulations and an “outside director” under the applicable tax rules.

COMPETITIVE POSITIONING

We strive to maintain the highest levels of performance within our industry. To attain this high level of performance, we require the leadership and services of experienced managers with extensive knowledge of our markets, customers and employees. We believe that the pool of high-quality candidates who can provide effective leadership and strategic vision in our industry, and who can drive the performance of a significant area of our business, is smaller than the sum of our leadership needs and those of our competitors, resulting in significant competition for available executives. We therefore consider our named executive officers to be a valuable resource. Therefore, we believe that it is imperative that our compensation packages for our named executive officers remain attractive and competitive in comparison to other firms in our industry.

We believe that information regarding pay practices at other firms in our industry, when available, is useful in two respects. First, as discussed above, we recognize that our pay practices must be competitive in our marketplace because we directly compete with the companies in our peer group to hire executive talent. By understanding the compensation practices and levels of the Company’s peer group, the Company enhances its ability to attract and retain a highly skilled and motivated executive leadership team, which is fundamental to the Company’s operations and the delivery of value to stockholders. Second, this marketplace information is one of the many factors we consider in assessing the reasonableness of compensation, particularly for our Executive Chairman, Chief Executive Officer and Chief Operating Officer.

The Compensation Committee therefore reviews the publicly available pay data with respect to other companies in the institutional intermediation industry, including other wholesale brokers such as Compagnie Financière Tradition SA, ICAP plc, Tullett Prebon plc and, our now parent company, BGC Partners, Inc. The Compensation Committee does not use this pay data to base, justify or provide a framework for its compensation decisions or otherwise benchmark or target a precise pay level relative to the collected market data. Rather, this data is one of the factors used to establish competitive compensation levels for each named executive officer. For 2014, the Compensation Committee reviewed comparative pay data collected from publicly available sources by the Company and did not retain any external consultants in support of this review.

COMPOSITION OF COMPENSATION FOR NAMED EXECUTIVE OFFICERS

The key components of our named executive officer compensation program for fiscal year 2014 (other than with respect to Mr. Giancarlo) were base salary, annual cash incentive compensation and long-term deferred cash compensation. In addition, our named executive officers have the opportunity to participate in our Company-wide benefit plans and to receive certain personal benefits, as described below.

Pay Elements—Overview

We utilized four main components of compensation for our named executive officers for 2014:

•                  base salary that reflects the particular individual’s role and responsibilities, experience, expertise;

•                  annual variable cash performance awards pursuant to our 2008 Senior Executive Annual Bonus Plan (the “2008 Annual Bonus Plan”) that are designed to fluctuate upwards or downwards, as appropriate, with individual and corporate performance;

•                  long-term deferred cash awards, which consisted of grants of Deferred Cash Awards (“DCAs”) pursuant to our GFI Group Inc. Deferred Cash Award Program (“DCA Program”); and

•                  benefits and perquisites, including those offered to all employees, such as healthcare benefits and life insurance; and additional benefits, such as transportation and housing, which we believe assist our executive officers in performing their duties.

In addition to the foregoing elements, for 2014, we were a party to an employment agreement with each of our named executive officers, other than our Executive Chairman and our Chief Accounting Officer, that provided for certain payments and benefits in the event of certain terminations of their employment or a change in control of the Company. See “Potential Payments Upon Termination or Change-In-Control” for additional detail on potential payments under specific events of termination or upon a change of control.

Base Salary

The purpose of base salary is to provide a set amount of cash compensation for each named executive officer that is not variable in nature and is generally competitive with market practices. Base salaries for our named executive officers are reviewed and approved annually by the Compensation Committee. When setting base salaries, the Compensation Committee considers the executive’s role and responsibilities, the recommendations of our Executive Chairman and Chief Executive Officer, any existing contractual commitments set forth in the employment agreements of the executive and external competitive demands. Consistent with industry practice and our pay-for-performance objective, the base salary for each named executive officer has generally accounted for less than half of their overall compensation. In 2014, as a result of lower variable cash performance awards and lower long-term incentives, the base salaries paid to our named executive officers (excluding Mr. Gooch) ranged from approximately 33% to 100% of their total compensation for the year (which includes base salary paid during 2014, cash performance awards paid in the first quarter of 2015 and the dollar value of any DCA granted in the first quarter of 2015).

The Compensation Committee generally has not adjusted the base salaries for our named executive officers following their annual review unless an executive has been appointed to a new position or taken new responsibilities or, if the Compensation Committee deems it necessary to remain competitive in the wholesale brokerage industry. The base salaries of our named executive officers for 2014 were unchanged from 2013, except for Mr. Peers whose base salary was raised from $400,000 to $500,000 and Mr. Gooch whose base salary was reduced to $825,000 from $925,000.

Annual and Long Term Incentive Compensation

2008 Senior Executive Annual Bonus Plan.  Section 162(m) of the Internal Revenue Code of 1986 (the “Code”) generally prohibits any publicly-held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the principal executive officer and the three highest compensated executive officers (other than the principal executive officer and principal financial officer) employed on the last day of the taxable year whose compensation is required to be disclosed to stockholders under SEC rules, unless the plan and awards pursuant to which any portion of the compensation is paid meet certain requirements.

To ensure the tax deductibility during the time our common stock was required to be registered under Section 12 of the Exchange Act of any performance-based cash or equity compensation awarded to our named executive officers employed on the last day of the relevant taxable year (other than our principal financial officer), the Compensation Committee adopted the 2008 Annual Bonus Plan, which was re-approved by stockholders at the 2013 Annual Meeting. The 2008 Annual Bonus Plan was structured in a manner intended to qualify any performance-based cash or equity compensation awarded to our named executive officers as “performance- based compensation” eligible for deduction under Section 162(m) of the Code.

The 2008 Annual Bonus Plan is administered by the Compensation Committee and provides a significant portion of the total compensation paid to our named executive officers. The 2008 Annual Bonus Plan provides for payments of cash and equity bonuses to our executive officers and the executive officers of our subsidiaries and is designed to reward our named executive officers for their contributions toward the business and operations of our Company. The maximum amount of compensation that may be paid under the 2008 Annual Bonus Plan to any participant for any single year is $7,000,000. Awards pursuant to the 2008 Annual Bonus Plan may be based upon the satisfaction of performance goals established by the Compensation Committee. Performance goals may, in the Compensation Committee’s discretion, be based on any performance criterion provided for in the 2008 Annual Bonus Plan, either alone or in any combination, and any cash bonus awards paid to named executed officers are contingent upon employment with the Company through the payment date.

Deferred Cash Award Program.  Prior to the BGC Tender, a portion of the bonuses earned under the 2008 Annual Bonus Plan took the form of annual equity awards granted under our 2008 Equity Incentive Plan (the “2008 Equity Plan”).  As a result of the transactions contemplated by the agreement we entered into, and subsequently terminated, with CME Group Inc. (as discussed in our Original Filing) and the BGC Tender, we are no longer granting equity awards and instead granted long-term incentive compensation awards under the 2008 Annual Bonus Plan with respect to performance in 2014 in the form of DCAs under our DCA Program.  On February 12, 2013, based on the recommendation of its Compensation Committee, our Board approved the DCA Program, an unfunded nonqualified deferred compensation plan for selected employees of the Company and its affiliates. Under the DCA Program, a participant may receive a bonus in the form of a deferred cash award. A participant’s DCA will be credited to an account under the DCA Program and that account will be credited with a notional rate of return (the “Return”) determined by the committee administering the DCA Program.

Under the general DCA Program terms, a participant’s DCA will vest on a date specified at the time of grant, subject to the participant’s continuous employment through such date, or on a participant’s death or disability.  See “Potential Payments Upon Termination or Change-In-Control” for additional detail on potential payments under the DCA Program upon specific events of termination.

Unless otherwise determined by the committee administering the DCA Program, a participant’s vested account under the DCA Program will be distributed in a lump sum as soon as practicable following the date specified at the time a DCA is granted or the participant’s death or disability (the “Maturity Date”), but in no event later than the end of the calendar year in which the Maturity Date occurs or, if later, the fifteenth day of the third month following the Maturity Date. The Return will be paid to a participant on a biannual basis, unless otherwise determined by the committee administering the DCA Program.

2014 Bonus Program.  For 2014, the Compensation Committee established an incentive bonus pool for our executive officers pursuant to the 2008 Annual Bonus Plan. The terms and conditions of the bonus pool, including the performance criteria, were set forth in the 2014 Officer Bonus Program (the “2014 Bonus Program”), which was adopted by the Compensation Committee on February 5, 2014. Pursuant to the 2014 Bonus Program, the amount of the total bonus pool for 2014 was determined by taking a pre-determined formula based on the Company’s results of operations for calendar year 2014. Each executive officer participating in the 2014 Bonus Program was also limited to receiving a pre-determined maximum individual percentage of the total bonus pool. Following the completion of the performance period, the Compensation Committee determined that the performance criteria were met by the Company and certified the same before any bonus was actually paid. The 2014 Bonus Program gave the Compensation Committee the right, in its sole discretion, to reduce the amount to be paid based upon the Compensation Committee’s assessment of the participant’s individual performance or for any other reason. The 2014 Bonus Program did not permit the Compensation Committee to increase a bonus payment above the objectively-determined amount.

Pursuant to the 2014 Bonus Program, the bonus pool accrual under the 2014 Bonus Program (in which our named executive officers other than our Chief Financial Officer, Chief Accounting Officer and Mr. Giancarlo participated) was equal to the greater of 15% of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), 30% of adjusted net income and 2% of adjusted revenues for 2014, provided that the Company reached one of the following performance goals: (i) adjusted EBITDA for 2014 equal to or in excess of $100.0 million, (ii) adjusted net income for 2014 equal to or in excess of $20.0 million or (iii) adjusted revenue for 2014 equal to or in excess of $700.0 million.  There was no minimum guaranteed accrual under the 2014 Bonus Program. The general objective of this formula was to align executive bonuses with growth in revenues and net income, which ultimately correlate to earnings per share. The Company exceeded both the adjusted EBITDA and adjusted net revenue performance goals pursuant to the 2014 Bonus Program.

The maximum amount that could be earned from the bonus pool by the named executive officers who participated in the 2014 Bonus Program was established as a percentage of the total bonus pool and was determined based on the named executive officer’s role, responsibilities, and expertise; comparable pay levels for peers within the Company, and in other companies for similar positions; the level of competition that exists within the market for a given position; and the named executive officer’s ability to contribute to our results of operations and/or realization of our on-going strategic initiatives. The percentage of the bonus pool that could by earned by Mr. Gooch was 30%, Mr. Heffron was 26%, and Mr. Levi was 24%. Any amount of the bonus pool not paid to the named executive officers was eligible to be paid to other Company executives or was reverted to the general funds of the Company.

In 2014, we did not set individual financial performance goals for the named executive officers for achievement of incentive compensation, and there were no specific quantitative individual-level financial goals used to determine compensation. However, the Compensation Committee was apprised of the overall individual performance for each of the named executive officers by the Executive Chairman and the Chief Executive Officer. The Compensation Committee, in turn, assessed the performance of the Executive Chairman and the Chief Executive Officer and considered the individual performance of each named executive officer when determining their actual level of current cash and deferred cash incentive award.

Bonuses earned under the 2014 Bonus Program were paid in the form of immediately payable cash bonuses and DCAs.  The actual level of current cash awards and DCAs for each of the named executive officers was determined in the context of our financial performance in 2014, each officer’s individual efforts and accomplishments and, to a lesser extent, comparative market data. Following the conclusion of 2014, as discussed below, the Compensation Committee determined the maximum amount that could be paid to each named executive officer who participated in the 2014 Bonus Program and exercised its discretion to pay each executive an amount that was lower than the maximum amount permitted.

The Company’s Executive Chairman, Chief Executive Officer and Chief Operating Officer comprise the three named executive officers who participated in the Company’s 2014 Bonus Program. The Compensation Committee designated these named executive officers as participants in the 2014 Bonus Program based on its determination that such executive officers could be “covered employees” subject to deduction limits under Section 162(m) of the Code for 2014. A chief financial officer is not a “covered employee” for purposes of the deduction limits under Section 162(m) of the Code under current tax rules and thus our Chief Financial Officer was not included as a participant in the 2014 Bonus Program. Despite his exclusion from the 2014 Bonus Program, our Chief Financial Officer’s incentive opportunities and actual bonus pay determinations remain subject to the Compensation Committee’s discretion and are based on the same goals and metrics as those that were used to determine bonuses payable to our Executive Chairman, Chief Executive Officer and Chief Operating Officer.

Compensation Committee Determinations and Relevant Factors.  The table below shows the actual payout amounts for each of the named executive officers who participated in the 2014 Bonus Program in relation to the maximum they were allowed to receive under the 2014 Bonus Program. While $16.5 million was permitted under the funding formula for the 2014 Bonus Program, the Compensation Committee reduced these potential payouts to an aggregate of $1.85 million (including the value of any DCAs granted in the first quarter of 2015). A detailed discussion of the actual bonus payments awarded to each named executive officer, including the Chief Financial Officer, appears later in this section.

Position or Title	Maximum Percentage(1)	Maximum Amount	Actual Bonus Paid(2)
Executive Chairman	30%	$4,900,000	$450,000
Chief Executive Officer	26%	$4,300,000	$1,400,000
Chief Operating Officer	24%	$4,000,000	—

Total	80%	$13,200,000	$1,850,000

(1)                                 The total maximum percentage reflected is less than 100% because other officers that are not named executive officers were designated as participants in the 2014 Bonus Program.

(2)                                 Including the dollar value of DCAs related to the 2014 Bonus Program the Company granted on March 31, 2015.  In accordance with applicable SEC rules, DCAs will be reported in the bonus column of the summary compensation table for the year in which the executive officer satisfies the applicable tenure condition if the Company is a reporting company and the executive officer is a named executive officer for such year.

The Compensation Committee believes that the allocation of the bonus pool among our named executive officers for 2014 was appropriate based upon the individual information and market data it reviewed. When determining the amount of bonus and incentive compensation to be paid for 2014, the Compensation Committee reviewed and considered the following information:

•                  A self-evaluation of each of the Executive Chairman and the Chief Executive Officer, as well as feedback from the full Board, gathered by the Chair of the Compensation Committee, regarding the performance of the Executive Chairman and Chief Executive Officer for 2014;

•                  The Executive Chairman’s and Chief Executive Officer’s review and evaluation of each other named executive officer, addressing individual performance and the results of operations of the business areas and departments for which such executive had responsibility;

•                  The financial performance of the Company and other companies in the wholesale brokerage industry with which we compete, including (i) the relative total stockholder return and price to earnings ratio of the Company and our competitors and (ii) the revenues, earnings per share and contribution margin achieved by the Company in 2014;

•                  The Company’s success in attaining key operating objectives, such as growth or maintenance of market position, development of new products, technologies and offices, compliance with new regulations, completing and integrating acquisitions, meeting established goals for revenues, EBITDA and net income and maintenance of, and development of new, customer relationships;

•                  The employment agreement of our Chief Operating Officer, which provides that the aggregate gross compensation paid to him, including but not limited to base salary, discretionary bonus and the grant date value of any equity grants, shall not be less than $2.7 million during each calendar year of the term of the employment agreement, subject to the Company achieving the Section 162(m) goals applicable to other named executive officers of the Company for the applicable calendar year;

•                  Total compensation, as well as each element of compensation, paid to the named executive officers for the current and prior two years; and

•                  Total proposed compensation, as well as each element of proposed compensation, for 2014, taking into account the recommendations of the Executive Chairman and the Chief Executive Officer.

For the 2014 fiscal year, the Compensation Committee had to balance our 2014 operating results, which were impacted by the challenging economic, market and regulatory conditions that were prevalent in the over-the-counter derivative and other financial markets in which we provide our services, with the accomplishment of certain qualitative corporate and individual strategic goals and initiatives. In addition, the Compensation Committee remained focused on retention and motivation of the executive management team as they believe that continuity in leadership is critical during these challenging market and regulatory conditions. The factors below influenced the total amount of cash bonus and DCAs approved by the Compensation Committee for our named executive officers:

•                  The Company’s total net revenues increased from $747.0 million in 2013 to $752.4 million in 2014. Net loss and diluted loss per share increased from $20.0 million and $0.17, respectively in 2013 to $108.0 million and $0.87, respectively in 2014. In addition, the Company generated $79.3 million in non-GAAP cash earnings for the year-ended December 31, 2014.  A reconciliation of this non-GAAP financial measure to GAAP is included in Appendix A. In particular, in determining the Executive Chairman’s and the Chief Executive Officer’s bonus for 2014, the Compensation Committee focused on these indicators of corporate financial performance;

•                  The Company’s stock price increased by approximately 39.4% during 2014;

•                  Individual performance level against the named executive officer’s job description, quality of work and management and motivation of employees, as well as contributions toward the Company’s achievement of strategic goals and financial and operating results;

•                  The significant role of our named executive officers during 2014 in: (i) managing the proposed transaction with the CME and the BGC Tender (ii) managing the Company’s revenue base despite low trading volumes in many of the Company’s product areas; (iii) managing the Company’s increased regulatory framework globally; (iv) leading the Company’s cost reduction efforts, including reducing headcount, rationalizing the front and back office cost structure and building more flexibility into our compensation arrangements; (v) managing our broad and complex international operations, including additional legal, tax and personnel matters; (vi) recruiting, managing and retaining the Company’s senior management team and key producers; (vii) successfully managing through elevated business and counterparty risks during the year; and (viii) continuing to selectively seek areas to expand the Company’s business;

•                  The Company’s continuing development and strategic deployment of technology services and products during 2014, including the increased usage of the Company’s proprietary electronic trade execution capabilities across a significant range of geographical regions and asset classes, the increase in the number of matching sessions globally and the increase in revenues from the Company’s leading Trayport® and Fenics® product suites;

•                  Maintaining the Company’s leadership within the wholesale brokerage industry on legislation relating to the regulation of the OTC derivatives markets and actively preparing the Company to meet all regulatory requirements;

•                  The Executive Chairman’s and Chief Executive Officer’s recommendations regarding the bonus for each of the other named executive officers, such officer’s compensation in the prior year, the progression of the officer’s compensation, responsibilities and performance during the last three years and any applicable bonus guarantees in such executive’s employment agreement;

•                  The pay practices of the Company’s competitors; and

•                  Retention, continuity and motivation of leadership.

Taking into account all of the information described above, the Compensation Committee evaluated the performance of our Executive Chairman, our Chief Executive Officer and each other named executive officer and approved the following 2014 cash bonus and DCAs for our named executive officers:

Name	Cash	DCAs (1)	Total
Michael Gooch	$325,000	$125,000	$450,000
Colin Heffron	$1,050,000	$350,000	$1,400,000
James Peers	$640,000	$210,000	$850,000
Ron Levi	—	—	—
Total	$2,015,000	$685,000	$2,700,000

(1)                                 Represents the dollar value, as of March 31, 2015, of the DCAs approved by the Compensation Committee as part of the named executive officer’s annual incentive compensation for 2014. In accordance with applicable SEC rules, DCAs will be reported in the bonus column of the summary compensation table for the year in which the executive officer satisfies the applicable tenure condition if the Company is a reporting company and the executive officer is a named executive officer for such year.

Form of Payment.  Consistent with our compensation philosophy, the Compensation Committee generally intends that annual incentive compensation for all of our named executive officers consist of a cash bonus and an annual grant of deferred compensation. In prior years, such deferred compensation took the form of RSUs that were granted pursuant to the Company’s 2008 Equity Incentive Plan.  As previously discussed, after the closing of the BGC Tender, the Company no longer issues RSUs.  Therefore, the deferred compensation portion of the bonuses for our named executive officers for 2014 consisted of DCAs.

Other Compensation

Historically, we have provided certain of our named executive officers with perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete, especially for executives who perform services abroad as expatriates. However, we do not generally provide pension arrangements, post-retirement health coverage or similar benefits to our executive officers or employees. The primary perquisites we provide are housing subsidies, insurance premiums, and transportation. The Company maintains corporate apartments that are available for use by employees, including our named executive officers, for business purposes, including when traveling for business or as temporary housing in the case of relocation. During 2014, Mr. Levi received housing subsidies while he was performing duties for the Company abroad. In addition, we provide Mr. Heffron with the use of a car and a driver for business purposes, which may be used by him from time to time for personal transportation. We believe that these additional benefits assist our executives in performing their duties and provide them with time efficiencies and security. All present and future practices regarding perquisites and other personal benefits for our named executive officers will be subject to periodic review by our Compensation Committee. For a discussion of potential severance payments to our named executive officers, see the section titled “Potential Payments upon Termination or Change-in-Control” contained herein.

We offer medical, dental, life insurance and short-term disability to all employees on a non-discriminatory basis. We provided each of our executive officers with a group personal excess liability policy that generally provides between $10 million and $25 million of additional liability protection for which the premiums were less than $6,100 for each officer.

Resignation of Named Executive Officer

Effective June 10, 2014, Mr. Giancarlo resigned from his position as Executive Vice President in connection with his confirmation by the United States to serve as a Commissioner of the Commodities Futures Trading Commission.  Prior to Mr. Giancarlo’s resignation, we paid him a lump sum of $2.15 million in cash and accelerated the vesting of 47,536 RSUs, in consideration of amounts that could have been earned under his employment agreement and in respect of his RSUs.  For a discussion of Mr. Giancarlo’s resignation and separation, see the section titled “Potential Payments upon Termination or Change-in-Control” contained herein.  In addition to amounts earned in connection with his separation from service, while employed with the Company in 2014, Mr. Giancarlo earned a base salary of $400,000 (on an annualized basis).

Compensation Arrangements Entered Into In Connection with BGC Tender

Distributable Earnings Bonus Pool

In connection with the BGC Tender, BGC has committed to, or to cause one of its affiliates to, establish the “Distributable Earnings Bonus Pool” program for the benefit of certain key employees of GFI, including but not limited to Mr. Gooch and Mr. Heffron. Pursuant to the Tender Offer Agreement, the Distributable Earnings Bonus Pool will include the following material terms:

•                  as a condition to participation in the Distributable Earnings Bonus Pool, each applicable individual is required to enter into a non-competition and award agreement containing the terms and conditions of his or her participation, which terms include certain conditions, obligations and covenants (including restrictive covenants) with which the individual must comply;

•                  Mr. Gooch’s non-competition and award agreement will contain restrictive covenants that apply from the date on which the BGC Tender closed (the “Offer Closing Date”) through the expiration of the Exchange Restriction Period and for a period of seven years following the expiration of the Exchange Restriction Period;

•                  Mr. Heffron’s non-competition and award agreement will contain restrictive covenants that will apply from the Offer Closing Date through the date on which the amount of the Distributable Earnings Bonus Pool is determined (“Determination Date”) which shall be no later than the 90th day after the end of the Three Year Measurement Period and for a period of seven years following the termination of his employment with BGC and its affiliates for any reason; and

•                  the non-competition and award agreement for all other participants will contain restrictive covenants that will apply from the Offer Closing Date through the Determination Date and for a period of one year following the termination of his or her employment with BGC and its affiliates for any reason;

•                  as a condition to participation in the Distributable Earnings Bonus Pool, Mr. Gooch has agreed to indemnify BGC and its affiliates (including GFI) from and against any damages incurred by the indemnified parties equal to the aggregate percentage of outstanding common stock of GFI held by JPI as of the Offer Closing resulting from, arising out of, or relating to (i) any breach as of the Offer Closing Date of any representation or warranty (giving effect to any qualifications expressly set forth therein) of GFI set forth in the Tender Offer Agreement, and (ii) the failure by GFI to perform any of its covenants or agreements contained in the Tender Offer Agreement to be performed as of or prior to the Offer Closing Date, subject to certain limitations;

•                  the Distributable Earnings Bonus Pool will be in an amount equal to one times the average annual distributable earnings (as described below) of the GFI inter-dealer brokerage business for the three successive 12-month periods beginning on July 1, 2015 (the “Three-Year Measurement Period”);

•                  the Distributable Earnings Bonus Pool will be allocated 35% to Mr. Gooch, 35% to Mr. Heffron and 30% to other employees as mutually agreed by Messrs. Gooch and Heffron and BGC;

•                  each participant’s allocable portion of the Distributable Earnings Bonus Pool will be in the form of an award of restricted equity units and preferred restricted equity units of BGC Holdings, L.P., which will be granted following the Determination Date subject to the participant’s compliance with other terms, conditions, obligations and covenants set forth in the non-competition and award agreement; and

•                  Mr. Heffron’s non-competition and award agreement will provide that he is entitled to receive an advance in respect of his allowable portion of the Distributable Earnings Bonus Pool in the gross amount equal to $5 million, subject to certain terms and conditions (including being subject to forfeiture if Mr. Heffron breaches certain restrictive covenants), the amount of which shall be deducted from the amount of his award as determined as of the Determination Date..

For these purposes, “distributable earnings” shall be based on the methodology described and reflected in BGC’s quarterly or annual earnings releases, as applicable, with such releases and/or parts thereof filed with or furnished to the SEC, used to determine what are designated “pre-tax distributable earnings” in such releases, in respect of the then most recent corresponding period as applied to the GFI Division, subject to certain adjustments.

Employment Agreements Under Tender Offer Agreement

The Company, BGC Partners, L.P., and Mr. Gooch, have entered into an employment agreement which includes the following provisions:

•                  the term of the agreement was effective as of April 15, 2015 and will end on October 31, 2018;

•                  Mr. Gooch will serve as the Executive Chairman of the GFI Division and Vice Chairman of BGC Partners L.P. and will no longer be an executive officer of GFI;

•                  Mr. Gooch will receive annual compensation in the form of (i) $36,000 in base salary, and (ii) awards of restricted equity units and preferred restricted equity units of BGC Holdings, L.P. with a value equal to $1,000,000 on an annualized basis (prorated for any partial fiscal year during the term) as determined and administered in accordance with BGC’s then-current practices, $36,000 per annum of which is subject to satisfaction of certain performance goals;

•                  The Company will accelerate the vesting of 94,487 unvested restricted stock units granted under our 2008 Equity Plan in 2013 and 2014, which have been converted into the right to receive an amount in cash, as discussed earlier in this section, and accelerated vesting with respect to DCAs awarded to him in March of 2015 in the amount of $125,000; and

•                  Mr. Gooch is obligated to comply with certain conditions, obligations and covenants (including restrictive covenants that continue to apply for specified periods post-termination of employment) set forth in the agreement. Such restrictive covenants will include non-competition and non-solicitation restrictions that apply for a period of twelve years following the termination of his employment with BGC and its affiliates for any reason.

The Company BGC Partners, L.P. and Mr. Heffron have entered into an amendment and restatement of Mr. Heffron’s employment agreement, which includes the following terms:

•                  the term of the agreement was effective as of April 30, 2015 and end, unless earlier terminated in accordance with its terms, on October 1, 2018;

•                  Mr. Heffron will serve as the Chief Executive Officer of the GFI Brand;

•                  Mr. Heffron will receive annual compensation in the form of (i) $1,000,000 in base salary and (ii) $1,500,000 in annual bonus (prorated for any partial fiscal year during the term) which will be paid either entirely in cash or two-thirds in cash and one-third in the form of restricted equity units and preferred restricted equity units of BGC Holdings, L.P., depending on the amount of distributable earnings for the corresponding 12-month measurement period; and

•                  Mr. Heffron will be obligated to comply with certain conditions, obligations and covenants including restrictive covenants that continue to apply for specified periods post-termination of employment) set forth in the agreement. Such restrictive covenants will include non-competition and non-solicitation restrictions that apply for the longer of (i) period of seven years following the termination of his employment with BGC and its affiliates for any reason or (ii) through October 1, 2025.

In addition to the foregoing terms, Mr. Heffron’s amended and restated employment agreement provides for certain payments and benefits in the event of certain terminations of his employment. See “Potential Payments Upon Termination or Change-In-Control” for additional detail.

OTHER GUIDELINES AND PROCEDURES AFFECTING COMPENSATION FOR NAMED EXECUTIVE OFFICERS

Share-Based Compensation—Procedures Regarding Compensation Committee Approval.  Prior to the BGC Tender, the Compensation Committee approved all grants of stock-based compensation to our Executive Chairman, our Chief Executive Officer and all of our other named executive officers who are subject to Section 16(b) of the Exchange Act.

Share-Based Compensation—Procedures Regarding Timing and Pricing of Awards.  It has been the policy of the Company and the Compensation Committee that all grants of share-based awards to our named executive officers must be appropriately authorized, calculated, approved and granted. Our policy is to make grants of equity-based compensation only at current market prices or based on pre-determined average prices for a fixed period preceding the grant date. It is also our policy to make grants only on the last day of a month.

Share-Based Compensation—Procedures Regarding Trading.  It is the policy of the Company that officers, directors and employees, including named executive officers, be prohibited from purchasing or selling Company stock while such person is in possession of material non-public information about us. Pursuant to our insider trading policy, trades by officers, directors and employees are prohibited during certain blackout periods, and approval by the office of the General Counsel is required prior to any trade by such person. In addition, officers, directors and employees are prohibited from engaging in certain speculative trading activities with regard to Company stock, such as short sales of Company stock, transactions in derivatives of Company stock, short-term trading of Company stock, or the purchase of Company stock on margin.

Role of Executive Officers and External Consultants in Determining Executive Compensation.  The Compensation Committee oversees the administration of executive compensation plans, including the design, performance objectives and award opportunities for the executive incentive programs, and certain employee benefits. The Compensation Committee has the authority to determine and approve all compensation and awards to our Executive Chairman and our Chief Executive Officer. The Compensation Committee makes recommendations to the full Board with regard to the compensation and awards for all other members of our Global Strategy Committee who are not “covered employees” subject to deduction limits under Section 162(m) of the Code. Our Executive Chairman, Chief Executive Officer and Chief Financial Officer assist the Compensation Committee in making their recommendations with regard to the compensation and awards for the members of our Global Strategy Committee. For 2014, both of the Executive Chairman and the Chief Executive Officer reviewed, evaluated and discussed the performance of each member of our Global Strategy Committee with the Compensation Committee and provided his own recommendations regarding the bonus and incentive compensation to be paid to each such executive.

In determining total compensation and allocating the elements of total compensation for our named executive officers, individually and as a group, the Compensation Committee may be periodically assisted by an external consultant retained by the Compensation Committee. However, during 2014, the Compensation Committee did not retain or use any external consultants.

The Role of Shareholder Say-on-Pay Votes.  At the 2014 annual meeting, the Company provided its shareholders with another opportunity to cast a non-binding advisory vote on the compensation of our named executive officers (a “say-on-pay proposal”). A substantial majority (approximately 70%) of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee believes this affirmed our stockholder’s support of the Company’s approach to executive compensation. The Compensation Committee has not materially changed its executive compensation program as a result of the outcome of the Company’s say-on- pay vote at the 2014 annual meeting. In addition, at the 2011 annual meeting, approximately 60% of the votes cast were in favor of holding an advisory vote on executive compensation every three years. The Compensation Committee reviewed these results and determined that our shareholders should vote on a say- on-pay proposal every three years. On March 19, 2015, we notified the New York Stock Exchange that our Board has unanimously voted to voluntarily delist our common stock from the New York Stock Exchange and to terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended.  In connection with such delisting, we will no longer be subject to the SEC regulations which require us to submit say-on-pay proposals to our shareholders.

Risk Analysis of Compensation Policies.  The Compensation Committee has reviewed our overall compensation policies and practices to determine whether those policies and practices are reasonably likely to have a material adverse effect on us, as well as whether such policies and practices create appropriate incentives. In conducting its analysis, the Compensation Committee considered each element of our overall compensation program and believes that the mix and design of the elements of our employee compensation program does not motivate imprudent risk taking since it encourages employees to remain focused on both the short-term and long-term goals of the Company. Accordingly, the Compensation Committee concluded that our overall compensation policies and practices are not likely to have a material adverse effect on us.

TAX AND ACCOUNTING CONSIDERATIONS

Tax Deductibility.  It was the Compensation Committee’s intent that during the time our common stock was required to be registered under Section 12 of the Exchange Act all incentive payments be deductible unless maintaining such deductibility would undermine our ability to meet our primary compensation objectives or is otherwise not in our best interest. Section 162(m) of the Code imposes limits on the amount of compensation paid to named executive officers (other than chief financial officers) that can be deductible in any particular year unless such compensation is eligible for deduction under Section 162(m) of the Code. At this time, all compensation paid to our named executive officers is intended to be deductible under Section 162(m) of the Code.  On March 19, 2015, we notified the New York Stock Exchange that our Board has unanimously voted to voluntarily delist our common stock from the New York Stock Exchange and to terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended.  In connection with such delisting, we will no longer be subject to Section 162(m) of the Code.

Excise Taxes on Parachute Payments.  We consider the tax effects of various forms of compensation and the potential for excise taxes to be imposed on our named executive officers, which might have the effect of frustrating the purpose(s) of such compensation. Sections 280G and 4999 of the Code provide, respectively, that any “excess parachute payments” made in connection with a change-in-control of the Company will be nondeductible by the Company and will result in a 20% excise tax to the recipient. Each of our named executive officers, other than Mr. Gooch, have employment agreements that provide for the payment of benefits if their employment is terminated in certain circumstances following a change-in-control. In the event that any of our named executive officers were to receive an “excess parachute payment” under their existing employment agreements, such agreements do not provide for any tax protection for them in the form of a gross-up payment.

Deferred Compensation.  Amounts that are deferred or which become vested under our nonqualified deferred compensation programs after December 31, 2004 are subject to Section 409A of the Code, which imposes restrictions on the timing of elections to defer income, and the time and form of payment of deferred compensation. Failure to comply with Section 409A of the Code results in accelerated income inclusion for the recipient of deferred compensation, as well as a 20% additional tax and additional interest penalties. We believe that our plans and employment agreements that are subject to Section 409A of the Code comply with Section 409A of the Code.

Accounting.  In making decisions about executive compensation, the Compensation Committee also considers how various elements of compensation will affect our financial reporting. For example, we consider the impact of ASC 718, which requires the Company to recognize compensation expense relating to equity awards (including RSUs) based upon the grant date fair value of those awards.

COMPENSATION COMMITTEE REPORT

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report with management. Based upon such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report for filing with the SEC.

Submitted by the Compensation Committee of the Board:

Michael Snow, Chair

William J. Moran

Peter J. Powers

SUMMARY COMPENSATION TABLE

The following table provides certain summary information concerning all compensation earned for the years ended December 31, 2014, 2013 and 2012 by our Chief Executive Officer, our Chief Financial Officer, the three most highly compensated executive officers of the Company (other than the Chief Executive Officer and Chief Financial Officer) serving as of December 31, 2014 and a former executive officer for whom disclosure would have been provided pursuant to the applicable regulations but for the fact that the individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “named executive officers”). All dollar amounts are in U.S. dollars.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael Gooch	2014	841,667	325,000	312,318	60,595	1,539,580
Executive Chairman	2013	925,000	—	349,130	21,804	1,295,934
	2012	925,000	—	578,461	128,055	1,631,516
Colin Heffron	2014	700,000	1,050,000	1,301,320	134,139	3,185,459
Chief Executive Officer	2013	700,000	—	1,454,704	139,215	2,293,919
	2012	700,000	—	2,186,583	124,847	3,011,430
James Peers	2014	500,000	640,000	177,056	30,174	1,347,230
Chief Financial Officer	2013	400,000	400,000	148,226	45,732	993,958
	2012	400,000	325,000	221,468	62,907	1,009,375
Ronald Levi	2014	600,000	—	575,437	274,262	1,449,699
Chief Operating Officer	2013	600,000	600,000	642,309	337,548	2,179,857
	2012	600,000	600,000	974,449	385,069	2,559,518
Tom Cancro(5)	2014	240,000	—	44,265	51	284,316
Chief Accounting Officer

J. Christopher Giancarlo	2014	177,436	—	—	2,151,469	2,328,905
Executive Vice President	2013	400,000	350,000	148,226	3,470	901,696
	2012	400,000	200,000	196,859	3,297	800,156

(1)                                 Represents the base salary paid to such named executive officer for 2014, 2013 and 2012, respectively.

(2)                                 Represents the cash portion of the annual incentive compensation paid to such named executive officer for 2014, 2013 and 2012, respectively, which amounts were paid in the first quarter of the following year.

(3)                                 The amounts set forth in the Stock Awards column represent the aggregate grant date fair value of RSUs granted to the named executive officers by the Company in each year referenced in the table above, as computed in accordance with ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions based on the closing price-per-share of Common Stock on the grant date as reported on the NYSE. These grants comprise part of such named executive officer’s annual incentive compensation for the calendar year prior to the year in which such grant was made. These grants were made on March 31, 2012, March 31, 2013 and March 31, 2014. For further information on our accounting for share-based compensation, including the assumptions used, see notes 3 and 13 to the Consolidated Financial Statements included in our Form 10-K filed with the SEC for the year ended December 31, 2014.  In connection with the BGC Tender, each RSU was converted into the right to receive an amount in cash equal to $6.10 with respect to each share underlying such award, with such cash payable on and subject to the terms and conditions of the original vesting schedule of such RSU.

(4)                                 The chart and footnotes below describe the benefits and perquisites for 2014 contained in the “All Other Compensation” column above.

Name	Insurance(a) ($)	Automobile and Driver(b) ($)	Housing Expenses(c) ($)	Other ($)		Total ($)
Michael Gooch	6,022	—	54,573	—		60,595
Colin Heffron	5,222	128,917	—	—		134,139
James Peers	3,196	—	—	26,978	(d)	30,174
Ronald Levi	3,196	—	263,133	7,934	(e)	274,263
Tom Cancro	51	—	—	—		51
J. Christopher Giancarlo	1,469	—	—	2,150,000	(f)	2,151,469

(a)                                 We offer term life insurance to all U.S. employees in an amount equal to two times total compensation up to a maximum benefit of $1.5 million and in the U.K. equal to four times base salary up to a maximum benefit of 549,600 GBP. The premium cost for this coverage is paid by the Company. In addition, during 2014, the Company paid the premiums for certain excess liability insurance for each of the named executive officers.

(b)                                 Mr. Heffron is provided with the use of a dedicated car and driver. Although the Company provides this benefit to enhance the security and efficiency of travel for Mr. Heffron, SEC rules require that costs of commuting and other use not directly and integrally related to our business be disclosed as compensation to the executive. The amount reported above is the portion of the annual lease valuation or depreciation, if applicable, annual driver compensation, fuel, maintenance and parking allocated to commuting or other personal use.

(c)                                  Represents amounts paid for housing expenses while a named executive officer was performing duties for the Company abroad or for certain incidental use of corporate housing.

(d)                                 Represents amounts paid to Mr. Peers in 2014 for dividends he would have received on shares from vested RSUs for which he deferred receipt.

(e)                                  Represents amounts paid for certain travel expenses of family members of the named executive officer and certain professional tax advisory fees.

(f)                                   Represents the $2.15 million in cash paid to Mr. Giancarlo in connection with his resignation.

(5)                            Mr. Cancro was not a named executive officer prior to 2014, and, therefore, in accordance with SEC regulations, only compensation information for the fiscal year in which he became a named executive officer is included in the Summary Compensation Table.

GRANT OF PLAN-BASED AWARDS

The following table provides information regarding the grants of plan-based awards made to the named executive officers during the year ended December 31, 2014.

Name	Grant Date(1)	Approval Date(2)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	Grant Date Fair Value(4)
Michael Gooch	3/31/2014	2/5/2014	87,977	$312,318
Colin Heffron	3/31/2014	2/5/2014	366,569	$1,301,320
James Peers	3/31/2014	2/5/2014	49,875	$177,056
Ronald Levi	3/31/2014	2/5/2014	162,095	$575,437
Tom Cancro	3/31/2014	2/5/2014	12,469	$44,265
J. Christopher Giancarlo	—	—	—	—

(1)                                 Pursuant to the Company’s policies, the grant date for any award is the last day of the month in which any annual cash bonus is paid to the named executive officer.

(2)                                 Represents the date that the Compensation Committee approved the dollar value of the share-based compensation component of such named executive officers annual incentive compensation.

(3)                                 Represents RSUs granted in 2014 to such named executive officers as the share-based compensation component of such named executive officers annual incentive compensation for 2013.

(4)                                 Represents the fair value computed in accordance with ASC 718 as of the grant date, disregarding for this purpose the estimate of the forfeitures related to service-based vesting conditions, which was $3.55, the closing stock price of our Common Stock on March 31, 2014, the last trading day before the grant date. For further information on our accounting for share-based compensation, including the assumptions used, see notes 3 and 13 to the Consolidated Financial Statements included in this Annual Report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning equity awards held by our named executive officers that were outstanding as of December 31, 2014.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)(3)
Michael Gooch	210,321	1,146,249
Colin Heffron	856,104	4,665,772
James Peers	99,636	543,016
Ronald Levi	379,058	2,065,866
Tom Cancro	29,503	160,791
J. Christopher Giancarlo	—	—

(1)              As of December 31, 2014, the unvested RSUs for each of our named executive officers were due to vest on the following dates:

Mr. Gooch	A) a 2012 grant with 52,308 RSUs that vested on March 31, 2015;
B) a 2013 grant with 34,495 RSUs that vested on March 31, 2015 and 35,541 RSUs that will vest on March 31, 2016; and
C) a 2014 grant with 29,032 RSUs that vested on March 31, 2015, 29,032 RSUs that will vest on March 31, 2016, and 29,913 RSUs that will vest on March 31, 2017.
Mr. Heffron	A) a 2012 grant with 197,723 RSUs that vested on March 31, 2015;
B) a 2013 grant with 143,728 RSUs that vested on March 31, 2015 and 148,084 RSUs that will vest on March 31, 2016; and
C) a 2014 grant with 120,967 RSUs that vested on March 31, 2015, 120,968 RSUs that will vest on March 31, 2016, and 124,634 RSUs that will vest on March 31, 2015.
Mr. Peers	A) a 2012 grant with 20,027 RSUs that vested on March 31, 2015;
B) a 2013 grant with 14,645 RSUs that vested on March 31, 2015, and 15,089 RSUs that will vest on March 31, 2016; and
C) a 2014 grant with 16,458 RSUs that vested on March 31, 2015, 16,459 RSUs that will vest on March 31, 2016, and 16,958 RSUs that will vest on March 31, 2017.
Mr. Levi	A) a 2012 grant with 88,116 RSUs that vested on March 31, 2015;
B) a 2013 grant with 63,462 RSUs that vested on March 31, 2015, and 65,385 RSUs that will vest on March 31, 2016; and
C) a 2014 grant with 53,491 RSUs that vested on March 31, 2015, 53,491 RSUs that will vest on March 31, 2016, and 55,113 RSUs that will vest on March 31, 2017.
Mr. Cancro	A) a 2012 grant with 7,121 RSUs that would have vested on March 15, 2015;
B) a 2013 grant with 4,882 RSUs that would have vested on March 31, 2015 and 5,030 RSUs that would have vested on March 31, 2016; and
C) a 2014 grant with 4,114 RSUs that would have vested on March 31, 2015, 4,115 RSUs that would have vested on March 31, 2016 and 4,241 that would have vested on March 31, 2017

(2)              Based on the closing market price of our Common Stock on December 31, 2014 of $5.45 per share.

(3)              In connection with the BGC Tender, each RSU was converted into the right to receive an amount in cash equal to $6.10 with respect to each share underlying such award, with such cash payable on and subject to the terms and conditions of the original vesting schedule of such RSU.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information concerning options exercised and RSUs that vested during the year ended December 31, 2014.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)(2)
Michael Gooch	169,841	602,936
Colin Heffron	513,248	1,822,030
James Peers	166,908	703,933
Ronald Levi	228,054	809,592
Tom Cancro	18,262	64,830
J. Christopher Giancarlo	93,835	332,164

(1)                                 Amount represents the number of shares of Common Stock and the value realized upon vesting before any tax withholding due to such exercise/vesting.

(2)                                 We computed the aggregate dollar amount realized upon vesting by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date.

NON-QUALIFIED DEFERRED COMPENSATION

The Company permits employees, on an individual basis, to elect to defer the receipt of Common Stock deliverable upon the vesting of RSUs. If elected, the number of shares of Common Stock otherwise deliverable to such employee on the vesting date will be delivered at a future date selected by such employee. Therefore, the value of the deferred compensation under this election ultimately depends on the value of the Company’s Common Stock. The following table sets forth information as of December 31, 2014 with respect to the dollar value of certain shares of Common Stock issuable upon the vesting of RSUs for which our named executive officers have elected to defer receipt upon vesting.

Name	Executive Contributions During 2014	Aggregate Earnings in Last Fiscal Year(1)	Aggregate Withdrawals/ Distributions(2)	Aggregate Balance at December 31, 2014(3)
James Peers	—	$308,651	$(519,145)	$844,358

(1)                             The amount reported in this column represents the product of the number of deferred RSUs and the difference between the closing market price of our Common Stock on December 31, 2014 of $5.45 per share and (i) for deferred RSU’s that have vested prior to 2014, the closing market price of our Common Stock on December 31, 2013 ($3.91) and (ii) for RSU’s that vested on March 31, 2014, the closing market price of our Common Stock on March 31, 2014 ($3.55).

(2)                                 The amount reported in this column represents the value of 37,902, 37,902, and 39,051 RSUs that were due to vest on March 31, 2010, 2011 and 2012, respectively. Mr. Peers deferred receipt of these RSUs until September 1, 2014.

(3)                                 These vested and undelivered RSUs were previously reported in the Summary Compensation Table as follows: 23,880 and 131,048 RSUs for the fiscal years ending December 31, 2006 and 2010, respectively.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

We have entered into certain agreements with our named executive officers and maintain certain plans that may require us to provide compensation to such executives in the event of a qualifying termination of their employment or a change-in-control of the Company. To receive severance benefits following a change-in-control, the employment agreements with our named executive officers specify that there must be two triggering events, a change-in-control of the Company and a subsequent termination of the executive officer’s employment without cause or by the named executive officer for good reason. Such triggering events were designed to achieve the Company’s dual interest in retention and minimizing the potential cost to the Company of a change-in-control. The double-trigger ensures that we will become obligated to make payments under the change-in-control provisions contained in the employment agreements of certain of our named executive officers only if their employment actually terminates as a result of the change-in-control.

Disability Agreement with Executive Chairman.  On December 30, 2004, we entered into an agreement (the “Disability Agreement”) regarding our obligations to Mr. Gooch, our Executive Chairman, if he is terminated following a permanent disability. “Permanent disability” is defined as Mr. Gooch’s physical or mental illness, disability or impairment that prevents Mr. Gooch from continuing the performance of his normal duties and responsibilities for a period in excess of six consecutive months. A written determination of two qualified physicians shall be conclusive evidence of whether a “permanent disability” has occurred.

This agreement provides that if Mr. Gooch is terminated due to his “permanent disability” then he (or his personal representative, as the case may be) shall be entitled to receive the following benefits:

•                  salary and bonus continuation for the three year period following the termination date, at a rate equal to the rate of his base salary and bonus for the last full fiscal year immediately preceding such termination (including the cash value of any equity awards in such year), and

•                  coverage under our medical, dental and life insurance plans for the three year period following the termination date on the same terms as such plans are made available to our most senior salaried officers generally.

Assuming Mr. Gooch’s employment was terminated as of December 31, 2014 by reason of a “permanent disability”, as defined in the Disability Agreement, Mr. Gooch would have been entitled to receive approximately $3,375,000 in salary and bonus continuation. In addition, the continuation of insurance, described above, would be valued at approximately $66,722 based on the historical cost of such benefits during 2014.  The Disability Agreement was superseded and replaced by the new employment agreement entered into by and between the Company, BGC and Mr. Gooch in April 2015.  Accordingly, Mr. Gooch is no longer entitled to any benefits or payments under the Disability Agreement.

Employment Agreement with Chief Executive Officer.  We entered into an employment agreement with Mr. Heffron, our Chief Executive Officer, on April 30, 2007. This agreement continues until December 31, 2015, unless earlier terminated in accordance with its terms, and automatically renews for one-year periods unless the parties deliver notice of their desire not to renew for a subsequent term. Pursuant to the terms of this agreement, Mr. Heffron is entitled to an annual base salary of $700,000  and a discretionary bonus as may be determined by the Compensation Committee. In addition, Mr. Heffron will be entitled to certain fringe benefits, for which the Company, in its discretion, shall not have to pay in excess of $110,000 per year.

The agreement also provides for severance payments to Mr. Heffron in the event that (i) his employment is terminated by the Company for any reason other than for “cause” or (ii) Mr. Heffron terminates his employment with the Company (a) for “good reason” or (b) following notice from the Company that his agreement will not be renewed following the end of the term. The terms “cause” and “good reason” are defined in the agreement. The severance amount in these situations will include (i) accrued but unpaid base salary and expenses with respect to the period prior to termination, (ii) any unpaid bonus for the prior year, if any, that the Company has declared earned, and (iii) a cash payment equal to (a) two times the sum of Mr. Heffron’s annual base salary (three times annual base salary in the event the termination occurs within one year following a change-in-control, as defined in the agreement) plus (b) two times the average annual bonus earned during the two most recently completed fiscal years. The Company will also pay for the cost of the premiums for continued medical coverage for Mr. Heffron under the Company’s medical plans for two years following termination or, if earlier, until he receives other employer-provided coverage. Finally, any RSUs or stock options that have been granted to Mr. Heffron that are subject to vesting based solely on Mr. Heffron’s continued employment that are then unvested shall immediately vest upon such a termination and, if applicable, become exercisable and shall generally remain exercisable for a period of three months following the date of termination.

This agreement also provides for severance payments to Mr. Heffron in the event that his employment is terminated by the Company by reason of his death or disability. The term “disability” is defined in the agreement. The severance amount following termination by reason of death or disability includes (i) a cash payment equal to Mr. Heffron’s annual bonus from the prior year pro-rated based on the number of days Mr. Heffron was employed in the year of such termination, (ii) accrued but unpaid base salary and expenses with respect to the period prior to termination, and (iii) any unpaid bonus for the prior year, if any, that the Company has declared earned. The Company will also pay for the cost of the premiums for continued medical coverage for Mr. Heffron under the Company’s medical plans for two years following termination or, if earlier, until he receives other employer-provided coverage.

This agreement also contains post-termination restrictions on certain competitive activities. During the term of his employment and for a period of up to twenty-four months following his termination of employment, Mr. Heffron is subject to both a non-competition and non-solicitation (of customers and Company employees) covenant.

Assuming Mr. Heffron’s employment was terminated as of December 31, 2014, (i) without “cause”, as defined in the employment agreement, (ii) by Mr. Heffron for “good reason” as defined in the employment agreement, or (iii) following notice from the Company that his contract will not be renewed following the end of the term, Mr. Heffron would have been entitled to receive approximately $3,900,000, which is comprised of a lump sum payment of two times Mr. Heffron’s annual base salary, plus two times the average annual bonus earned during the two most recently completed fiscal years In the case such termination occurred within one year following a change-in-control, Mr. Heffron would have been entitled to receive approximately $4,600,000, which is comprised of a lump sum payment of three times Mr. Heffron’s annual base salary, plus two times the average annual bonus earned during the two most recently completed fiscal years. In addition, Mr. Heffron would also be entitled to continuation of health coverage for two years, as described above, which would be valued at approximately $40,881 based on the historical cost of such benefits during 2014. Finally, 856,104 RSUs held by Mr. Heffron that were unvested as of December 31, 2014 would have become vested and all vested stock options would generally remain exercisable for a period of three months following termination. The value of these RSUs based on the closing price of our Common Stock on December 31, 2014 would have been $4,665,772.

Assuming Mr. Heffron’s employment was terminated by the Company as of December 31, 2014 by reason of his death or disability, Mr. Heffron would be entitled to receive approximately $1,250,000, which is comprised of a cash payment equal to Mr. Heffron’s annual bonus from the prior year pro-rated based on the number of days Mr. Heffron had been employed in the year of such termination. Such amount would also include any accrued but unpaid base salary and expenses. Mr. Heffron would also be entitled to continuation of health coverage for two years, as described above, which would be valued at approximately $40,881 based on the historical cost of such benefits during 2014.

BGC Partners, L.P., the Company and Mr. Heffron have entered into an amended and restated employment agreement, which provides that upon a termination of Mr. Heffron’s employment on or prior to October 1, 2018, by us without cause (as determined by the then-Chairman of BGC) , Mr. Heffron will be entitled to continued payment of his base salary and bonus through October 1, 2018 and a lump sum severance payment equal to $4,800,000 (representing the severance amount to which Mr. Heffron would have been entitled under his existing employment agreement upon a qualifying termination upon the closing of the BGC Tender), subject to forfeiture or repayment, as applicable, in the event that Mr. Heffron violates any of the conditions, obligations and covenants (including restrictive covenants that continue to apply for specified periods post-termination of employment) set forth in the agreement. The agreement also provides that upon a termination of Mr. Heffron’s employment after October 1, 2018, by Mr. Heffron, us or BGC Partners, L.P. without cause (as determined by the then-Chairman of BGC), Mr. Heffron will be entitled to receive a lump sum severance payment equal to $4,800,000 (representing the severance amount to which Mr. Heffron would have been entitled under his existing employment agreement upon a qualifying termination upon the closing of the BGC Tender), subject to forfeiture or repayment, as applicable, in the event that Mr. Heffron violates any of the conditions, obligations and covenants (including restrictive covenants that continue to apply for specified periods post-termination of employment) set forth in the agreement. The agreement also provides that upon a termination of Mr. Heffron’s employment by reason of his death or disability, Mr. Heffron will be entitled to receive (i) his accrued but unpaid base salary, (ii) his bonus for the prior year, if any, that we declared he has earned but which has not yet been paid, (iii) a lump sum payment equal to his pro-rated bonus based on the number of days of the current fiscal year he was employed divided by 365, (iv) the amount of any benefits as are payable to him by reason of his death or disability, and (v) in the case of death, accelerated vesting of any outstanding RSUs or in the event of disability, continued vesting of outstanding RSUs at the time such RSUs would otherwise have vested. In addition, upon a termination of Mr. Heffron’s employment by reason of his disability, Mr. Heffron will be entitled to receive a lump sum severance payment equal to $4,800,000 (representing the severance amount to which Mr. Heffron would have been entitled under his existing employment agreement upon a qualifying termination upon the closing of the BGC Tender), following the date on which the term of his employment would have expired absent the termination by reason of his disability, subject to forfeiture or repayment, as applicable, in the event that Mr. Heffron violates any of the conditions, obligations and covenants (including restrictive covenants that continue to apply for specified periods post-termination of employment) set forth in the agreement. The terms “base salary”, “bonus”, “cause”, and “disability” are defined in the agreement.

Mr. Heffron will be obligated to comply with certain conditions, obligations and covenants including restrictive covenants that continue to apply for specified periods post-termination of employment) set forth in the agreement. Such restrictive covenants will include non-competition and non-solicitation restrictions that apply for the longer of a period of seven years following the termination of his employment with BGC and its affiliates for any reason or through October 1, 2025.

Assuming his employment was terminated  on April 30, 2015 by us without cause, Mr. Heffron would have been entitled to salary and bonus continuation through October 1, 2018 and the lump sum payment described above of $4,800,000, all of which is subject to forfeiture or repayment, as applicable, in the event that Mr. Heffron violates any of the conditions, obligations and covenants (including restrictive covenants that continue to apply for specified periods post-termination of employment) set forth in the agreement.

Employment Agreement with Chief Financial Officer.  We entered into an employment agreement with Mr. Peers, our Chief Financial Officer, on November 18, 2002.  On February 3, 2015, we entered into an amendment to Mr. Peers’ employment agreement (the “2015 Amendment”), which amended certain of the severance provisions contained therein.  This agreement has an indefinite term, subject to termination of the agreement by either party upon six months’ notice. Mr. Peers is currently paid an annual salary of $600,000 and his employment agreement provides for continued participation in all compensation and benefit plans.  Pursuant to the amendment, if Mr. Peers is terminated without “cause,” he would receive:

•                  continued salary benefit for a period of up to twelve months, less any portion of the notice period during which he (i) remains employed but is required to remain away from work, or (ii) is paid salary in lieu of employment, and

•                  an amount in lieu of discretionary bonus equal to the average annual bonus (including cash and any equity component) earned by Mr. Peers during the two most recently completed fiscal years preceding the year in which employment is terminated.

Pursuant to the amendment, if Mr. Peers is terminated due to his death or “Disability,” he would be entitled to receive:

•                  continued salary benefit for a period of up to twelve months, less any portion of the notice period during which his salary is paid, and

•                  an amount in lieu of discretionary bonus equal to the average annual bonus (including cash and any equity component) earned by Mr. Peers during the two most recently completed fiscal years preceding the year in which employment is terminated.

Pursuant to the amendment, if Mr. Peers’ employment were to be terminated by reason of his death or “Disability” within one year following the consummation of a change in control, or if he were to terminate his employment for good reason following the consummation of a change in control within twelve months after the occurrence of the good reason event, he would receive:

•                  a payment in an amount equal to twelve months base salary (half payable in a lump sum and half payable in salary continuation for six months);

•                  the cost of continued health and dental insurance coverage for six months or, if earlier, until he secures new employment;

•                  accelerated vesting of any unvested deferred cash, RSUs or other equity interests; and

•                  an amount in lieu of discretionary bonus equal to the average annual bonus (including cash and any equity component) earned by Mr. Peers during the two most recently completed fiscal years preceding the year in which employment is terminated.

Assuming the 2015 amendment was effective and that Mr. Peers’ employment was terminated as of December 31, 2014, without “cause” or due to his death or “Disability,” Mr. Peers would have been entitled to receive approximately $500,000 in base salary continuation. In addition, Mr. Peers would have been entitled to a payment of $537,500 in lieu of a discretionary bonus, which is comprised of a cash payment equal to the average annual bonus (including cash and any equity component) earned by Mr. Peers during the two most recently completed fiscal years preceding such termination.

Assuming the 2015 amendment was effective and that Mr. Peers’ employment was terminated without “cause” or due to his death or “Disability” within one year following a “change-in-control,” or if he resigned for “good reason” following a change in control, as of December 31, 2014, Mr. Peers would have been entitled to a lump sum payment of $787,500, which is comprised of a payment equal to the lump sum payment of six months base salary and the payment in lieu of a discretionary bonus described above, and $250,000 in base salary continuation benefits.  In addition, continuation of insurance for six months, described above, would be valued at approximately $10,220 based on the historical cost of such benefits during 2014 and the accelerated vesting of any unvested deferred cash awards would have been valued at $505,887. Mr. Peers does not currently have any RSUs or stock options outstanding.

Employment Agreement with Chief Operating Officer.  We entered into an employment agreement with Mr. Levi, our Chief Operating Officer, on August 20, 2008, as amended on December 31, 2008 and March 30, 2009. This agreement, as amended, continues until July 31, 2015, unless earlier terminated in accordance with its terms, and automatically renews for one-year periods unless the parties deliver notice of their desire not to renew for a subsequent term. Pursuant to the terms of this agreement, Mr. Levi is entitled to an annual base salary of $600,000 and a discretionary bonus as may be determined by the Compensation Committee, provided that Mr. Levi’s total compensation, including equity grants, shall not be less than $2,700,000 during each calendar-year period during the term, pro-rated for any partial calendar years during the term. The amount of such guaranteed compensation is contingent upon the Company achieving certain predetermined objective performance criteria. Mr. Levi has waived payment of this guarantee in each of 2012, 2013 and 2014. In addition, Mr. Levi is entitled to certain fringe benefits, not to exceed $400,000 per year.

The agreement also provides for severance payments to Mr. Levi in the event that (i) his employment is terminated by the Company for any reason other than for “cause” or (ii) Mr. Levi terminates his employment with the Company for “good reason”. The terms “cause” and “good reason” are defined in the agreement. The severance amount in these situations will include (i) accrued but unpaid base salary and expenses with respect to the period prior to termination, (ii) any unpaid bonus for the prior year, if any, that the Company has declared earned, and (iii) a cash payment equal to the remaining guaranteed compensation, if any, payable under the agreement if the Section 162(m) goals applicable to other executive officers of the Company for the twelve month period that includes the date of termination are achieved. The Company will also pay for the cost of the premiums for continued medical coverage for Mr. Levi under the Company’s medical plans for twelve months following termination. Finally, any RSUs or stock options that have been granted to Mr. Levi that are subject to vesting based solely on Mr. Levi’s continued employment that are then unvested shall immediately vest upon such a termination and, if applicable, become exercisable and shall generally remain exercisable for a period of three months following the date of termination. Mr. Levi’s agreement does not provide for any additional severance payments in the event his employment is terminated following a change-in-control.

This agreement also provides for severance payments to Mr. Levi in the event that his employment is terminated by the Company by reason of his death or disability. The term “disability” is defined in the agreement. The severance amount following termination by reason of death or disability includes (i) a cash payment equal to a pro-rated portion of the guaranteed compensation payable for the year in which such termination occurs based on the number of days Mr. Levi has been employed in the year of such termination, (ii) any accrued but unpaid base salary and expenses with respect to the period prior to termination, and (iii) any unpaid bonus for the prior year, if any, that the Company has declared earned. The Company will also pay for the cost of the premiums for continued medical coverage for Mr. Levi under the Company’s medical plans for two years following termination.

This agreement contains post-termination restrictions on certain competitive activities. During the term of his employment and for a period of up to twelve months following his termination of employment, Mr. Levi is subject to both a non-competition and non-solicitation (of customers and Company employees) covenant.

Assuming Mr. Levi’s employment was terminated as of December 31, 2014, (i) without “cause”, as defined in the employment agreement or (ii) by Mr. Levi for “good reason” as defined in the employment agreement and assuming that certain performance goals have been achieved, Mr. Levi would have been entitled to receive approximately $1,500,000, which is comprised of a lump sum payment of the amount of the remaining guaranteed compensation under the agreement. Mr. Levi would also be entitled to continuation of health coverage for one year, as described above, which would be valued at approximately $58,513 based on the historical cost of such benefits during 2014. Finally, 379,058 RSUs held by Mr. Levi that were unvested as of December 31, 2014 would have become vested and all vested stock options would generally remain exercisable for a period of three months following termination. The value of these RSUs based on the closing stock price of our Common Stock on December 31, 2014 would have been $2,065,866.

Assuming Mr. Levi’s employment was terminated by the Company as of December 31, 2014 by reason of his death or disability, Mr. Levi would be entitled to receive approximately $2,700,000, which is comprised of a cash payment equal to the pro-rated portion of his guaranteed compensation payable for the year of such termination. In addition, Mr. Levi will be paid any accrued but unpaid base salary and expenses. Mr. Levi would also be entitled to continuation of health coverage for two years, as described above, which would be valued at approximately $117,025 based on the historical cost of such benefits during 2014.

Effective April 30, 2015, Mr. Levi resigned from his position as Chief Operating Officer. We entered into a separation agreement with him dated as of April 30, 2015, which supersedes his employment agreement. The separation agreement provides that Mr. Levi will receive one lump sum severance payment in the amount of $1,250,000, one lump sum severance payment in the amount of $2,700,000, and continued vesting of the outstanding, unvested RSUs granted to him pursuant to grant agreements dated March 31, 2013 and March 31, 2014. The separation agreement contains post-termination restrictions on certain competitive activities and other obligations on Mr. Levi. For a period of three years following his resignation, Mr. Levi is subject to non-competition and non-solicitation (of both customers and employees) covenants, as well as other conditions, obligations and covenants.

Executive Vice President Separation.  As discussed above in the Company’s Compensation Discussion and Analysis, effective June 10, 2014, Mr. Giancarlo resigned from his position as Executive Vice President in connection with his confirmation by the United States to serve as a Commissioner of the Commodities Futures Trading Commission.  Prior to Mr. Giancarlo’s resignation, the Company paid him a lump sum of $2.15 million in cash, and accelerated the vesting of 47,536 RSUs, in recognition of his service to the Company and in consideration of amounts that could have been earned under his employment agreement and in respect of his RSUs.

Equity Compensation Plans and Cash Incentive Program.  Prior to the BGC Tender, annual equity grants to our named executive officers were made pursuant to the 2008 Equity Plan. This plan was administered by the Compensation Committee and permitted the grant of non-qualified stock options, stock appreciation rights, restricted shares, RSUs and performance units. Since 2005, we have granted only RSUs to our named executive officers under the Company’s equity incentive plans. Generally, grants to named executive officers vest over time, typically one-third each year over a three-year period and, in each case, are subject to the terms and conditions of a separate grant agreement with the named executive officer. However, the Compensation Committee has occasionally used a different vesting schedule in circumstances where the award is intended to facilitate greater retention of a key employee or to recognize exceptional performance. In connection with the BGC Tender, each RSU outstanding under the 2008 Equity Plan was converted into the right to receive an amount in cash equal to $6.10 with respect to each share underlying such award, with such cash payable on and subject to the terms and conditions of the original vesting schedule of such RSU.  The Tender Offer Agreement provides that if the employment of any employee who holds such a cash award is terminated prior to the end of the applicable vesting period for such employee’s cash award in circumstances that would otherwise result in forfeiture of the corresponding RSU award pursuant to its terms, then the Chairman of BGC and our Executive Chairman (or the senior executive of the GFI division of BGC) may mutually agree, in their sole discretion, that the cash award should become fully vested and be settled on such terms as the Chairman of BGC and our Executive Chairman (or the senior executive of the GFI division of BGC) mutually agree.

Deferred Cash Award Program.  Under the general DCA Program terms, a participant’s deferred cash award will vest on a date specified at the time of grant, subject to the participant’s continuous employment through such date, or on a participant’s death or disability. Unless otherwise determined by the committee administering the DCA Program, the participant’s unvested deferred cash awards will continue to vest on schedule following a termination of the participant’s employment by the Company without “cause” (as defined in the DCA Program) or the participant’s approved retirement, provided that the participant does not violate or breach the terms of any agreement with the Company, including any award agreement or any agreement containing restrictive covenants. Participation in the DCA Program is conditioned upon a participant’s agreement to limitations on use of confidential and proprietary information, non-solicitation of employees, and disparagement of the Company and its affiliates. Upon any other termination of employment, unvested deferred cash awards will be forfeited.  Payments under the DCA Program that occur following a participant’s termination of employment are conditioned on the participant’s execution of a general release of claims in favor of GFI and our affiliates.

DIRECTOR COMPENSATION

The following table provides certain summary information concerning all compensation earned for the year ended December 31, 2014 by our non- executive directors who were directors during 2014.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Total ($)
Marisa Cassoni(2)	271,000	(3)	47,306	318,306
Frank Fanzilli(2)	236,000	(4)	47,306	283,306
Richard Magee(2)	241,000		47,306	288,306

(1)                                 Represents the aggregate grant date fair value of RSUs granted on January 31, 2014, as computed in accordance with ASC 718, disregarding for this purpose the estimate of forfeitures related to service- based vesting conditions. The grant date fair value is determined based on the closing price-per-share as reported on the NYSE. These RSUs vested on January 31, 2015.

(2)                                 As of December 31, 2014, the unvested RSUs for each of our non-executive directors were due to vest on the following dates:

Marisa Cassoni	a January 31, 2014 grant with 42,576 RSUs that vested on January 31, 2015.
Frank Fanzilli	a January 31, 2014grant with 17,429 RSUs that vested on January 31, 2015.
Richard Magee	a January 31, 2014 grant with 12,449 RSUs that vested on January 31, 2015.

(3)                                 Ms. Cassoni elected to receive $121,000 of her cash fees in RSUs. Accordingly, on January 31, 2014, 30,127 RSUs were granted with a grant date fair value of $114,483, as computed in accordance with ASC 718, disregarding for this purpose the estimate of forfeitures related to service- based vesting conditions. These RSUs vested on January 31, 2015. The number of RSUs granted to Ms. Cassoni, in lieu of cash was determined pursuant to the Compensation Policy for non-executive directors.

(4)                                 Mr. Fanzilli elected to receive $20,000 of his cash fees in RSUs. Accordingly, on January 31, 2014, 4,980 RSUs were granted with a grant date fair value of $18,924, as computed in accordance with ASC 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions. These RSUs vested on January 31, 2015. The number of RSUs granted to Mr. Fanzilli, in lieu of cash was determined pursuant to the Compensation Policy for non-executive directors.

Messrs. Gooch and Heffron, our Executive Chairman and Chief Executive Officer, respectively, were not compensated for their service as directors. All directors are reimbursed for any expenses incurred in attending Board and Board Committee meetings.

The Board, upon the recommendation of its Compensation Committee, adopted a compensation policy for non-executive directors that was applicable during 2014 (the “2014 Policy”). Pursuant to the 2014 Policy, our non-executive directors were eligible to receive compensation comprised of (i) a cash retainer, (ii) meeting/chairperson fees, and (iii) an annual grant of RSUs. In the fiscal year ended December 31, 2014, each director who was not an executive of the Company received an annual retainer of $50,000 plus $1,000 for each Board meeting attended. Each non-executive director who was a member of a Board Committee also received $1,000 for each Board Committee meeting attended. In addition, the Chair of the Audit Committee received an additional annual fee of $20,000 and the Lead Non-Executive Director received an annual fee of $10,000. Each of the Chairs of the Compensation Committee and the Risk Policy Committee received an additional annual fee of $10,000. The Co-Chairs of the Board Credentialing and Corporate Governance Committee each received an additional annual fee of $5,000.

The 2014 Policy provided that each non-executive director may have elected to receive all or a portion of his/her cash retainer, meeting or chairperson fees in either cash, RSUs or a combination of both, provided that any election to receive RSUs must have been made prior to the beginning of each year. Cash payments were be paid in quarterly installments in arrears. If a non-executive director elected to receive all or a portion of his/her fees and retainers in the form of RSUs, such RSUs were granted in January of each year and were based on the average of the closing prices of our Common Stock during the last two-week period in the month of grant and vested on January 31st of the year following such grant. We estimated the number of meetings for the year in order to determine the value of RSUs that would be granted. If such estimates fell short of the actual number of meetings, we paid any additional fees owed to non-executive directors in cash. If a director attended fewer meetings than the number estimated, such additional fees paid in RSUs reduced the number of RSUs to be granted to such director the following year on a dollar for dollar basis.

The 2014 Policy also provided that if there were any changes in the Chairmanship of any Board Committee that resulted in excess fees having been paid to a director during any year, then such excess fees would reduce the number of RSUs to be granted to such director the following year on a dollar for dollar basis. If such director no longer served as a member of the Board in the following year, then the Compensation Committee may have, in its discretion, required or waived the repayment of such excess fees.

In 2014, Ms. Cassoni elected to receive all of her cash retainer, meeting and chairperson fees in the form of RSUs and Mr. Fanzilli elected to receive $20,000 of his cash fees in the form of RSUs. Therefore, as set forth in the table above and the related footnotes, we granted 30,127 RSUs to Ms. Cassoni and 4,980 RSUs to Mr. Fanzilli in respect of cash retainers and fees, as applicable, on January 31, 2014.

Pursuant to the 2014 Policy, non-executive directors were also entitled to receive annual grants of RSUs. Annual grants are calculated by dividing $50,000 by the average of the closing prices of the Common Stock over the last two- week period in the month of grant. The date of grant was determined by the Compensation Committee. The RSU granted were also subject to the terms and conditions of a separate grant agreement and the 2008 Equity Plan. Grants became unrestricted and vested on January 31st of the year following such grant.

The 2014 Policy provided that new non-executive directors that were appointed or elected to the Board would be granted a number of RSUs equal to $50,000 divided by the average of the closing prices of the Common Stock over the last two-week period in the month of such appointment or election, unless otherwise determined by the Compensation Committee. Such grants were made on the last day of the month in which the non-executive director joined the Board and generally one-third of these RSUs would vest on each of the first, second and third anniversaries of the date of grant, respectively.

In addition to payments made pursuant to the 2014 Policy, the Board approved additional payments to each of the non-executive directors for their additional work related to the proposed CME transaction and the BGC Tender.  During 2014, each of the Company’s non-executive directors was paid a total of $150,000 for services rendered in relation to the proposed CME transaction and the BGC Tender.

Following the BGC Tender, the Board adopted a compensation policy for non-executive directors that applies for fiscal year 2015 and going forward, unless amended by the Board (the “2015 Policy”).  Pursuant to the 2015 Policy, our non-executive directors are eligible to receive compensation comprised of (i) an annual cash stipend of $25,000 and (ii) $1,000 per Board or Committee meeting attended, provided that such payments do not exceed $2,000 in the aggregate for attendance at meetings held on the same date.   In addition, the Chair of the Audit Committee is entitled to an additional annual fee of $10,000 and the chair of the Compensation Committee is entitled to an additional annual fee of $5,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of our Compensation Committee are Messrs. Snow, Moran and Powers and, as of December 31, 2014, the members of our Compensation Committee were Messrs. Fanzilli and Magee.  None of the foregoing individuals is, nor have they been, an employee or officer of the Company. During fiscal 2014, no member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 407(e) of Regulation S-K. During fiscal 2014, none of the Company’s executive officers served on the compensation committee (or equivalent committee) or board of directors of another entity whose executive officer(s) served on the Company’s Compensation Committee.

ITEM  12.                                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information relating to the only entities that, as of April 28, 2015, (other than as set forth under “Security Ownership of Directors and Executive Officers” below) are known to us to be the beneficial owners of more than five percent of our Common Stock:

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Entities Affiliated with BGC Partners, L.P(1) 499 Park Avenue New York, New York 10022	114,423,936	67.0%

Entities Affiliated with JPI 569 Middle Road Bayport, NY 11705	46,464,240	27.2%

(1)                                 Includes 114,378,936 shares of Common Stock held directly by BGC (1) Partners, L.P. and 45,000 shares of Common Stock held directly by Cantor Fitzgerald & Co. The shares held by BGC Partners, L.P. may be indirectly beneficially owned by the following affiliated persons of BGC Partners, L.P.: BGC Holdings, LLC, BGC Holdings, L.P., BGC GP, LLC, BGC Partners, Inc., Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick and the shares held by Cantor Fitzgerald & Co. may be indirectly beneficially owned by the following affiliated persons of Cantor Fitzgerald & Co.: Cantor Fitzgerald, L.P., CF Group Management, Inc. and Howard W. Lutnick. Such persons disclaim beneficial ownership in the shares except to the extent of such persons’ respective pecuniary interest in the shares.

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information, as of April 28, 2015, with respect to the beneficial ownership of our Common Stock by: (i) each director; (ii) each of the named executive officers; and (iii) all executive officers and directors as a group. Each person listed below can be reached at our headquarters located at 55 Water Street, New York, NY 10041.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors:
Michael Gooch(1)(2)	46,806,417	27.4%
Colin Heffron(3)	1,307,985	*
Ronald Levi	812,952	*
James Peers(4)	187,759	*
Tom Cancro(5)	—	—
J. Christopher Giancarlo(6)	—	—
Howard W. Lutnick(7)	114,423,936	67.0%
Shaun Lynn	—	—
Stephen Merkel	—	—
William J. Moran	—	—
Peter J. Powers	—	—
Michael Snow	—	—
All executive officers and directors as a group (12 persons)	163,539,049	95.7%

*                                         Less than 1%

(1)                                 Includes all shares of Common Stock beneficially owned by the entities affiliated with JPI as described in footnote (2) below. Mr. Gooch controls the voting and disposition of these shares through his ownership of approximately 70% of the outstanding Common Stock of JPI. Also includes 54,336 shares of Common Stock which are held for the benefit of Mr. Gooch’s former wife, 1,320 shares of Common Stock owned by Mr. Gooch’s children and 42,104 shares of Common Stock which are held by the Gooch Investment Trust. Mr. Gooch disclaims beneficial ownership with respect to these shares.

(2)                                 Includes 46,464,240 shares of Common Stock held directly by JPI and its wholly-owned subsidiaries.

(3)                                 Does not include any of the shares of our Company owned by JPI. Mr. Heffron owns approximately 5% of the outstanding Common Stock of JPI.

(4)                                 Does not include 154,928 shares of Common Stock that were issuable upon the vesting of RSUs for which Mr. Peers has previously deferred receipt.  Following the BGC transactions, such shares will be settled in cash in accordance with the applicable payment schedule of such RSUs.

(5)                                 Mr. Cancro resigned effective March 15, 2015 and is not included in the amount owned by all executive officers and directors as a group below.

(6)                                 Mr. Giancarlo resigned effective June 10, 2014 and is not included in the amount owned by all executive officers and directors as a group below.

(7)                                 Includes 114,378,936 shares of Common Stock held directly by BGC Partners, L.P. and 45,000 shares of Common Stock held directly by Cantor Fitzgerald & Co. Mr. Lutnick controls the voting and disposition of these shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2014, with respect to the Common Stock that was issuable under our existing equity compensation plans. The table shows the number of securities that could have been issued under compensation plans that had been approved by our stockholders and those that had not been so approved. The footnotes and other information following the table are intended to provide additional detail on the compensation plans. All of the Company’s compensation plans had been approved by its stockholders.

	Equity Compensation Plan Information as of December 31, 2014
Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	14,282,789	—	8,535,923
Equity compensation plans not approved by security holders	—	—	—
Total	14,282,789	—	8,535,923

(1)                                 Represents only RSUs granted under our 2008 Equity Plan.  In connection with the BGC Tender, each RSU outstanding under the 2008 Equity Plan was converted into the right to receive an amount in cash equal to $6.10 with respect to each share underlying such award, with such cash payable on and subject to the terms and conditions of the original vesting schedule of such RSU.

(2)                                 Consists of shares that were available under the 2008 Equity Plan, which could have been issued subject to awards of stock options, stock appreciation rights, shares of restricted stock, RSUs and other stock awards. Following the closing of the BGC Tender, no additional equity grants will be made under our 2008 Equity Plan.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and any persons who own more than 10% of our Common Stock, to file reports of initial ownership of our Common Stock and subsequent changes in that ownership with the SEC and furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during fiscal 2014 all Section 16(a) filing requirements were complied with.

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

POLICIES AND PROCEDURES FOR APPROVAL OF RELATED PARTY TRANSACTIONS

We recognize that transactions with related parties may present potential or actual conflicts of interest. Therefore, it has been our practice to have our independent directors review the terms and conditions of any transactions that might be considered a “related party transaction”. Such transactions, if any, are reviewed to determine if the transaction is on terms comparable to those that could be obtained in arms’ length dealings with an unrelated third party. Any transactions that might be considered “related party transactions” must be approved by our Audit Committee, as set forth in the Audit Committee’s Charter.

RELATED PARTY TRANSACTIONS

On February 19, 2015, the Company, BGC and BGC Partners, L.P. entered into a Tender Offer Agreement pursuant to which BGC and BGC Partners, L.P. agreed to amend their previously commenced tender offer  to purchase all of the outstanding shares of common stock of the Company for $6.10 per share.  On February 26, 2015, BGC successfully completed the BGC Tender and on March 4, 2015 BGC Partners, L.P. paid for the 54,274,212 shares of Common Stock tendered pursuant to the BGC Tender for an aggregate purchase price of $331,072,693. Pursuant to the Tender Offer Agreement, each restricted stock unit of the Company outstanding immediately prior to the acceptance for payment of shares pursuant to the BGC Tender were converted into the right to receive an amount in cash equal to the offer price with respect to each share underlying such award, with such cash payable on and subject to the terms and conditions of the original vesting schedule of such restricted stock unit of the Company (except for the potential acceleration of vesting of such converted award upon a termination of employment which would otherwise result in forfeiture on a discretionary basis as described in the Tender Offer Agreement). In addition, BGC has committed to, or to cause one of its affiliates to, establish the “Distributable Earnings Bonus Pool” program for the benefit of certain key employees of GFI, including but not limited to Mr. Gooch and Mr. Heffron, and to enter into employment agreements with Mr. Gooch and Mr. Heffron as described above under Item 11. Executive Compensation, and which is incorporated by reference herein.

As of March 31, 2015, the Company had $60.3 million of receivables from BGC, which primarily consisted of a $60.0 million loan receivable.  In addition, the Company had approximately $12.9 million of payables to brokers, dealers and clearing organizations related to matched principal transactions in which BGC and its affiliates were the counterparty.

Guarantee Agreement From Cantor Fitzgerald & Co.

Under rules adopted by the U.S. Commodity Futures Trading Commission (the “CFTC”), all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. Our European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore we are subject to these CFTC requirements. Cantor Fitzgerald & Co. (“CF&Co”), an affiliate of BGC, our controlling stockholder, has entered into guarantees on our behalf and we are required to indemnify CF&Co for the amounts, if any, paid by CF&Co pursuant to this arrangement.

DIRECTOR INDEPENDENCE

The information regarding Director Independence is set forth under the heading “MATTERS RELATING TO CORPORATE GOVERNANCE, THE BOARD AND BOARD COMMITTEES” above.

ITEM 14.                                         PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES PAID TO INDEPENDENT AUDITOR

PwC served as the Company’s independent auditors for the fiscal years ended December 31, 2014 and 2013, respectively. The following table summarizes the aggregate fees billed by PwC and their respective affiliates for the fiscal years ended December 31, 2014 and 2013, respectively:

	2014	2013
Audit Fees(a)	$4,570,070	$3,417,732
Audit Related Fees(b)	—	—
Tax Fees(c)	263,009	153,663
All Other Fees	3,560	8,695
Total	$4,836,639	$3,580,090

(a)                                 Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our consolidated financial statements, the review of our quarterly financial statements, the audit of the effectiveness of our internal controls over financial reporting, statutory and regulatory audits, consents and other services related to SEC matters.

(b)                                 Audit Related Fees consist of aggregate fees billed which are for assurance and related services other than those included in Audit Fees.

(c)                                  Tax Fees consist of aggregate fees billed for professional services rendered in connection with tax compliance and the preparation of tax returns, transfer pricing analysis, and advice in relation to new offices.

In considering the nature of those services provided by our independent auditor, our Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with our independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC under the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee specifically approved the appointment of PwC to be our independent auditor for the year ended December 31, 2014. PwC was also approved to perform reviews, pursuant to the Public Company Accounting Oversight Board (the “PCAOB”), of our quarterly financial reports within the year ended December 31, 2013 and certain other audit related services, such as accounting consultations. The Audit Committee is required to approve all audit and non-audit services provided by the Company’s independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee has established a policy regarding pre-approval of permissible audit, audit-related, tax and other services provided by the independent auditor, which services are periodically reviewed and revised by the Audit Committee. Unless a type of service has received general pre-approval under the policy, the service will require specific approval by the Audit Committee. The policy also includes pre-approved fee levels for specified services, and any proposed service exceeding the established fee level must be specifically approved by the Audit Committee.

AUDIT COMMITTEE REPORT

The members of the Audit Committee have been appointed by the Board and the Audit Committee is governed by a charter, which has been approved and adopted by the Board and is reviewed and reassessed annually by the Audit Committee.

The Audit Committee assists the Board in its oversight of (1) the integrity of the financial statements of the Company, (2) the qualifications, performance and independence of the Company’s independent auditor(s), (3) the performance of the Company’s internal audit function and (4) the Company’s systems of disclosure controls and procedures, external financial reporting and internal control over financial reporting.

The Audit Committee has the sole authority to appoint or replace the Company’s independent auditors, and is directly responsible for the oversight of the scope of its role and the determination of its compensation. The Audit Committee regularly evaluated the performance and independence of the Company’s independent auditor and, in addition, reviewed and pre-approved all services provided during 2014.

Management is responsible for the preparation and integrity of the Company’s financial statements. The Audit Committee reviewed the Company’s audited financial statements for the year ended December 31, 2013 and met with both management and the Company’s independent auditor to discuss those financial statements, including the critical accounting policies on which the financial statements are based. Management and the independent auditor have represented to the Audit Committee that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Audit Committee has discussed with the independent auditor the matters required to be discussed by the Statement on Auditing Standards No. 16, as amended (AICPA, Professional Standards, Vol. 1. AU Section 380), as adopted by the Public Company Accounting Oversight Board (the “PCAOB”).

The Audit Committee has received the written disclosures and the letter from the independent auditor required by applicable requirements of the PCAOB regarding the independent auditors’ communication with the Audit Committee concerning their independence and discussed their independence. The Audit Committee also discussed with the independent auditor any matters required to be discussed under the generally accepted auditing standards of the PCAOB, including, among other things, those matters related to the conduct of the audit of the Company’s consolidated financial statements and those matters required to be discussed under Statement on Auditing Standards No. 114.

Based upon these reviews and discussions, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for filing with the SEC.

AUDIT COMMITTEE

William J. Moran, Chair

Michael Snow

Peter J. Powers

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits.  The following Exhibits are filed as part of this Report as required by Regulation S-K.

Number	Description
31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2015.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
	Name:	James A. Peers
	Title:	Chief Financial Officer
(principal financial and accounting officer)

Appendix A

GFI Group Inc. and Subsidiaries

Reconciliation of GAAP to Non-GAAP Financial Measures (unaudited)

Twelve Months Ended December 31, 2014
(dollars in thousands)
GAAP revenues	$881,035
Mark-to-market gain on forward hedges of future foreign currency revenues	(2,686)
Net loss on available-for-sale investments	48
Fair value mark-to-market on contingent consideration liabilities	(3,758)
Total Non-GAAP Revenues	874,639
GAAP interest and transaction-based expenses	128,596
Non-GAAP revenues, net of interest and transaction based expenses	746,043
GAAP other expenses	889,255
Amortization of intangibles	(9,709)
Writedown of investment in unconsolidated affiliate	(611)
Impairment of goodwill and long-lived assets	(125,680)
Amortization of intangibles	(2,289)
Professional fees related to restructuring	(15,680)
Non-GAAP other expenses	735,286
Non-GAAP pre-tax income	10,757
Income tax impact on Non-GAAP items	31,652
Non-GAAP provision for income taxes	1,689
Less: Net income attributable to non-controlling interests	1,190
GFI’s Non-GAAP net income	$7,878
Non-GAAP diluted net income per share	$0.06
Pre-tax adjustments to arrive at cash earnings
Amortization of RSUs	24,090
Amortization of cash sign-on and retention bonuses	22,685
Depreciation and other amortization	24,625
Total pre-tax adjustments to cash earnings	74,400
Non-GAAP pre-tax cash earnings from ongoing operations	82,157
Non-GAAP provision for income taxes	1,689
Less: Net income attributable to non-controlling interests	1,190
GFI’s Non-GAAP net cash earnings from ongoing operations	$79,278

GFI Group Inc.

55 Water Street

New York, NY 10041

(This page has been left blank intentionally.)