Form 10-Q
period 2015-03-31
GFI Group Inc.
filed 2015-05-11
CIK 1292426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

The number of shares of registrant’s common stock outstanding on April 30, 2015 was 170,814,812.

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$131,870	$183,432
Cash and securities segregated under federal and other regulations	157	163
Accounts receivable, net of allowance for doubtful accounts of $1,806 and $1,900 at March 31, 2015 and December 31, 2014, respectively	92,838	82,748
Receivables from brokers, dealers and clearing organizations	1,121,468	507,601
Property, equipment and leasehold improvements, net of depreciation and amortization of $200,728 and $196,237 at March 31, 2015 and December 31, 2014, respectively	53,743	55,897
Goodwill	134,358	134,542
Intangible assets, net	28,842	30,905
Receivables from related parties	60,256	232
Other assets	193,859	172,721
Assets held for sale	23,254	193,701
TOTAL ASSETS	$1,840,645	$1,361,942

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$89,274	$88,590
Accounts payable and accrued expenses	37,736	31,791
Payables to brokers, dealers and clearing organizations	1,061,872	463,243
Short-term borrowings	60,000	10,000
Long-term debt	240,000	240,000
Other liabilities	82,859	70,270
Liabilities held for sale	18,153	161,914
Total Liabilities	$1,589,894	$1,065,808
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 144,480,612 and 144,290,612 shares issued at March 31, 2015 and December 31, 2014, respectively	1,444	1,442
Additional paid in capital	379,710	399,774
Retained deficit	(50,973)	(31,050)
Treasury stock, 16,695,060 and 16,724,843 shares of common stock at cost, at March 31, 2015 and December 31, 2014, respectively	(73,368)	(73,445)
Accumulated other comprehensive loss	(8,286)	(2,493)
Total Stockholders’ Equity	248,527	294,228
Non-controlling interests	2,224	1,906
Total Equity	250,751	296,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,840,645	$1,361,942

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Agency commissions	$117,991	$121,415
Principal transactions	47,010	51,689
Total brokerage revenues	165,001	173,104
Clearing services revenues	21,338	34,164
Interest income from clearing services	297	528
Equity in net earnings of unconsolidated businesses	1,564	2,554
Software, analytics and market data	25,756	25,765
Other income, net	17,566	4,624
Total revenues	231,522	240,739
Interest and transaction-based expenses
Transaction fees on clearing services	20,495	32,640
Transaction fees on brokerage services	5,283	5,503
Interest expense from clearing services	128	169
Total interest and transaction-based expenses	25,906	38,312
Revenues, net of interest and transaction-based expenses	205,616	202,427
Expenses
Compensation and employee benefits	147,217	137,697
Communications and market data	12,042	13,347
Travel and promotion	6,383	7,779
Rent and occupancy	6,927	8,086
Depreciation and amortization	7,321	8,596
Professional fees	18,436	6,171
Interest on borrowings	7,868	7,784
Merger termination fees	24,728	—
Other expenses	6,233	7,464
Total other expenses	237,155	196,924
(Loss) income before (benefit from) provision for income taxes	(31,539)	5,503
(Benefit from) provision for income taxes	(12,392)	1,094
Net (loss) income before attribution to non-controlling stockholders	(19,147)	4,409
Less: Net income attributable to non-controlling interests	776	406
GFI’s net (loss) income	$(19,923)	$4,003

Earnings per share available to common stockholders
Basic	$(0.16)	$0.03
Diluted	$(0.16)	$0.03
Weighted average shares outstanding
Basic	127,339,178	122,362,839
Diluted	127,339,178	131,430,701
Dividends declared per share of common stock	$0.00	$0.05

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Net (loss) income before attribution to non-controlling stockholders	$(19,147)	$4,409

Other comprehensive (loss) income:
Foreign currency translation adjustment	(6,250)	2,241
Unrealized loss on available-for-sale securities, net of tax(1)	—	(1,069)
Total other comprehensive (loss) income	(6,250)	1,172

Comprehensive (loss) income including non-controlling stockholders	(25,397)	5,581
Comprehensive income attributable to non-controlling stockholders	319	412
GFI’s comprehensive (loss) income	$(25,716)	$5,169

(1)         Amounts are net of benefit from income taxes of $0 and $341 for the three months ended March 31, 2015 and 2014, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income before attribution to non-controlling stockholders	$(19,147)	$4,409
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,321	8,596
Deferred compensation	15,223	7,357
Tax expense related to share-based compensation	(8)	812
Amortization of prepaid bonuses and forgivable loans	4,831	6,720
Benefit from deferred taxes	(16,664)	(3,936)
Gains on foreign exchange derivative contracts, net	(3,601)	(202)
Earnings from equity method investments, net	(66)	(663)
Amortization of deferred financing fees	472	454
Mark-to-market of contingent consideration liabilities	115	28
Impairment charges	—	611
Other non-cash charges, net	360	(392)
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	9,479	(205)
Accounts receivable	(11,939)	(21,562)
Receivables from brokers, dealers and clearing organizations	(637,547)	(556,054)
Other assets	(9,405)	(6,268)
Increase (decrease) in operating liabilities:
Accrued compensation	(34,258)	(11,894)
Accounts payable and accrued expenses	8,976	7,812
Payables to brokers, dealers and clearing organizations	598,629	513,521
Payables to clearing services customers	10,244	22,451
Other liabilities	11,523	7,420
Cash used in operating activities	(65,462)	(20,985)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposition of consolidated subsidiary, net	1,982	—
Proceeds from disposition of interests in unconsolidated businesses	—	6,044
Return of capital from unconsolidated businesses	—	413
Proceeds from disposition of available-for-sale securities	—	5,882
Purchases of interests in unconsolidated businesses	—	(92)
Purchases of property, equipment and leasehold improvements	(992)	(2,628)
Cash used for loans to related parties	(60,000)	—
Capitalization of internally developed software	(1,907)	(2,752)
Proceeds on foreign exchange derivative contracts	3,277	271
Payments on foreign exchange derivative contracts	(335)	(338)
Other, net	(5)	257
Cash (used in) provided by investing activities	(57,980)	7,057

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	75,000	$47,000
Repayment of short-term borrowings	(25,000)	(47,000)
Cash dividends paid to common stockholders	—	(6,188)
Shares withheld for taxes on vested restricted stock units	(495)	(5,174)
Tax benefit (expense) related to share-based compensation	8	(812)
Other, net	(176)	456
Cash provided by (used in) financing activities	49,337	(11,718)
Effects of exchange rate changes on cash and cash equivalents	(3,348)	84
Decrease in Cash and cash equivalents classified as Held for sale	25,891	—
DECREASE IN CASH AND CASH EQUIVALENTS	(51,562)	(25,562)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,432	174,606
CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,870	$149,044

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$13,608	$13,635
Cash paid for income taxes	$3,651	$2,718
Cash received from income tax refunds	$138	$675

Non-Cash Investing and Financing Activities:
Purchase of property and equipment through seller financing arrangement	$894	$—

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2015	$1,442	$ 399,774	$(73,445)	$(31,050)	$ (2,493)	$294,228	$1,906	$ 296,134
Issuance of treasury stock	—	(77)	77	—	—	—	—	—
Issuance of common stock for exercise of stock options and vesting of restricted stock units	2	(441)	—	—	—	(439)	—	(439)
Withholding of restricted stock units in satisfaction of tax requirements	—	(572)	—	—	—	(572)	—	(572)
Tax expense associated with share-based awards	—	8	—	—	—	8	—	8
Foreign currency translation adjustment	—	—	—	—	(5,793)	(5,793)	(457)	(6,250)
Share-based compensation	—	3,276	—	—	—	3,276	—	3,276
Conversion of restricted stock units to deferred cash awards	—	(22,244)	—	—	—	(22,244)	—	(22,244)
Other capital adjustments	—	(14)	—	—	—	(14)	(1)	(15)
Net (loss) income	—	—	—	(19,923)	—	(19,923)	776	(19,147)
Balance, March 31, 2015	$1,444	$ 379,710	$(73,368)	$(50,973)	$ (8,286)	$248,527	$2,224	$ 250,751

See notes to condensed consolidated financial statements

1.     ORGANIZATION AND BUSINESS

The Condensed Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry.  The Company is majority-owned by, and operates as a division of BGC Partners, Inc. (together with its affiliates, “BGC”), which owned approximately 56% of the Company’s outstanding shares of common stock as of March 31, 2015. See Note 2 for further information on the acquisition by BGC. In addition, as of March 31, 2015, Jersey Partners, Inc. (“JPI”) owned approximately 36% of the Company’s outstanding shares of common stock. The Company’s executive chairman, Michael Gooch, is the controlling shareholder of JPI.

2.      ACQUISITION BY BGC PARTNERS, INC. AND TERMINATION OF THE CME MERGER

On February 19, 2015, the Company, BGC and BGC Partners, L.P. entered into a Tender Offer Agreement pursuant to which BGC and BGC Partners, L.P. agreed to amend their previously commenced tender offer to purchase all of the outstanding shares of common stock of the Company for $6.10 per share.  On February 26, 2015, BGC successfully completed the BGC Tender and on March 4, 2015 BGC Partners, L.P. paid for the 54,274,212 shares of Common Stock tendered pursuant to the BGC Tender for an aggregate purchase price of $331,073. The tendered shares, together with the 17,120,464 shares already owned by BGC, represented approximately 56% of the outstanding shares of the Company’s common stock as of March 31, 2015.   See Note 20 on Subsequent events for further information.

As a result of the transaction, GFI is a controlled company of BGC and operates as a division of BGC. Going forward, BGC and GFI are expected to remain separately branded divisions.

Prior to the completion of the tender offer, the Company was a party to a series of agreements, including an Agreement and Plan of Merger (the “CME Merger Agreement”) and a Purchase Agreement (the “IDB Purchase Agreement”), each dated as of July 30, 2014, as amended, with CME Group Inc. (“CME”) and certain of its affiliates, whereby the Company had agreed to merge with and into a wholly owned subsidiary of CME (the “CME Merger”) and, immediately following such merger, a private consortium of current GFI management would acquire the Company’s wholesale brokerage and clearing businesses from CME (such transactions collectively, the “CME Transaction”). In addition, CME, JPI and certain other stockholders of GFI, who collectively control approximately 38% of the outstanding shares of our common stock, entered into an agreement, dated as of July 30, 2014 (the “Support Agreement”), that provided for such stockholders to vote for the CME Transaction and vote against any alternative transaction and that prevented such stockholders from transferring their shares, including by tendering into the tender offer. The CME Merger Agreement and the CME Transaction were terminated on January 30, 2015. The restrictions in the Support Agreement continue until on or about January 30, 2016.

Pursuant to the terms of the CME Merger Agreement, the Company was required to reimburse CME for its expenses up to $7,065and such reimbursement was paid in February 2015. Additionally, the Company was required to pay CME a termination fee equal to $17,663(which is the total termination fee of $24,728 less the expense reimbursement that has already been paid to CME) and such transaction fee was paid in March 2015. The termination fee was payable if within 12 months of such termination the Company consummated, or entered into a definitive agreement to consummate, a transaction in which the Company or 20% or more of the fair value of the assets or of any class of equity or voting securities of the Company and its subsidiaries, the subsidiaries that were to be retained by CME in the CME Merger Agreement, or Trayport or Fenics was sold.

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

These Condensed Consolidated Financial Statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). The condensed consolidated financial information as of December 31, 2014 presented in this Form 10-Q has been derived from audited Consolidated Financial Statements not included herein.

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

The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of March 31, 2015, the Company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE’s start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary due to the level of equity ownership and voting power.  The Company reassesses its evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power.  The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 16 for disclosures on Variable Interest Entities.

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

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At March 31, 2015 and December 31, 2014, the Company had prepaid bonuses of $15,905 and $16,523, respectively. At March 31, 2015 and December 31, 2014, the Company had forgivable employee loans and advances to employees of $15,022 and $15,072, respectively. Amortization of prepaid bonuses and forgivable employee loans for the three months ended March 31, 2015 and 2014 was $4,831 and $6,720, respectively and is included within Compensation and employee benefits.

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At March 31, 2015 and December 31, 2014, the Company had equity method investments with a carrying value of $12,842 and $13,184, respectively, included within Other assets. The Company also provides clearing and other administrative services to certain of these equity method investees.

Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At March 31, 2015 and December 31, 2014, the Company had cost method investments of $1,533 and $1,688, respectively, included within Other assets.  The fair value of the Company’s cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities (“ASC 320-10”). Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net (loss) income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive (loss) income, net of tax.  The fair value of the Company’s available-for-sale securities was $98 and $0 as of March 31, 2015 and December 31, 2014, respectively, and is included within Other assets.

Fair Value of Financial Instruments—In accordance with ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), the Company estimates fair values of financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment in interpreting market data and, accordingly, changes in assumptions or in market conditions could adversely affect the estimates. The Company also discloses the fair value of its financial instruments in accordance with the fair value hierarchy as set forth by ASC 820-10. See Note 14 for further information.

Derivative Financial Instruments—The Company enters into derivative transactions for a variety of reasons, including managing its exposure to risk arising from changes in foreign currency, facilitating customer trading activities and, in certain instances, to engage in principal trading for the Company’s own account. Derivative assets and liabilities are carried on the Condensed Consolidated Statements of Financial Condition at fair value, with changes in the fair value recognized in the Condensed Consolidated Statements of Operations. Contracts entered into to manage risk arising from changes in foreign currency are recognized in Other income, net and contracts entered into to facilitate customer transactions and principal trading are recognized in Principal transactions. Derivatives are reported on a net-by-counterparty basis when management believes that a legal and enforceable right of offset exists under these agreements. See Note 15 for further information.

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

Compensation and Employee Benefits—The Company’s compensation and employee benefits have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of compensation and employee benefits. The Company has historically paid certain performance bonuses in restricted stock units (“RSUs”).  All RSUs which were outstanding immediately prior to the completion of BGC’s tender offer were converted into the right to receive cash, subject to the terms of each award’s pre-existing vesting schedule.  During the three months ended March 31, 2015, the Company paid certain performance bonuses in deferred cash awards. The Company also may grant sign-on and retention bonuses for certain newly-hired or existing employees who agree to long-term employment agreements.

Share-Based Compensation—The Company’s share-based compensation had consisted of RSUs. The Company accounts for share-based compensation in accordance with ASC 718 Compensation— Stock Compensation (“ASC 718”). This accounting guidance requires measurement of compensation expense for equity-based awards at fair value and recognition of compensation expense over the service period, net of estimated forfeitures. In all periods presented, the only share-based compensation expense recognized by the Company has been RSUs. The Company determines the fair value of RSUs based on the number of units granted and the grant date fair value of the Company’s common stock, measured as of the closing price on the date of grant. As discussed in further detail in Note 11, during the first quarter of 2015, the Company converted all RSUs which were outstanding immediately prior to the completion of BGC’s tender offer into the right to receive cash, subject to the terms of each award’s pre-existing vesting schedule.

Deferred Cash Compensation—The Company accounts for deferred cash compensation in accordance with ASC 710 Compensation— General (“ASC 710”). This accounting guidance requires measurement of deferred compensation expense for non-equity-based awards based upon future amounts expected to be paid, and provides for recognition of compensation expense over the expected service period, net of estimated forfeitures. See Note 11 for further information.

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

The Company recorded a benefit from income taxes of $12,392 for the three months ended March 31, 2015, as compared to a provision for income taxes of $1,094 for the three months ended March 31, 2014.  The change from provision for income taxes to benefit from income taxes was primarily due to an allowable U.S. income tax deduction as a result of the merger termination fee paid to CME following the termination of the CME Merger Agreement in January 2015. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive (loss) income and included in accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The revaluation of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions is reflected in Other Income, net in the Condensed Consolidated Statements of Operations. Net losses resulting from remeasurement of foreign currency transactions and balances were $1,038 and $92 for the three months ended March 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements— In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the criteria for disposals to qualify as discontinued operations and requires new disclosures about disposals of both discontinued operations and certain other disposals that do not meet the new definition. The guidance was effective for the Company’s fiscal year beginning January 1, 2015. The adoption of ASU 2014-08 has not had a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance is effective beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the new guidance on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The guidance is effective for the Company’s 2016 annual financial statements. The Company is currently evaluating the impact of the new guidance on the Company’s Consolidated Financial Statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations  (Topic 805) - Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides an acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company adopted this guidance on November 18, 2014, the effective date of ASU 2014-17.  In conjunction with the Company’s February 2015 acquisition by BGC, the Company has elected not to apply pushdown accounting on the Condensed Consolidated Financial Statements for the three months ended March 31, 2015, the reporting period in which the change-in-control event occurred.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance is effective beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Condensed Consolidated Financial Statements.

4. DISPOSALS AND ASSETS AND LIABILITIES HELD FOR SALE

On January 24, 2015, the Company entered into an agreement to sell 100% equity ownership of The Kyte Group Limited (“KGL”), which primarily included the Company’s clearing business.  The Company determined that as of December 31, 2014, KGL met the criteria for classification as held for sale and, accordingly, its assets and liabilities were included in Assets held for sale and Liabilities held for sale on the Condensed Consolidated Statements of Financial Condition as of December 31, 2014, net of $4.1 million of asset impairment, resulting from a write-down to the carrying value of its long-lived assets. The transaction was completed in March 2015. KGL’s operations prior to the completion of the transaction are included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 and within the Clearing and Backed Trading reportable segment.

The major classes of the total consolidated assets and liabilities of KGL that were classified as held for sale at December 31, 2014 were as follows:

December 31,
2014
Assets
Cash and cash equivalents	$24,957
Cash and securities segregated under federal and other regulations	52,160
Accounts receivable, net	1,348
Receivables from brokers, dealers and clearing organizations	90,634
Property, equipment and leasehold improvements, net	1,944
Intangible assets, net	4,302
Other assets (1)	680
Asset impairment	(4,061)
Total assets held for sale	$171,964

Liabilities
Accrued compensation	1,545
Accounts payable and accrued expenses	849
Payables to clearing services customers (2)	142,108
Other liabilities	1,397
Total liabilities held for sale	$145,899

(1)         Excludes $570 of receivables from consolidated affiliates that has been eliminated for the purposes of presentation on the Consolidated Statement of Financial Condition.

(2)         Excludes $12,499 of payables to consolidated affiliates that has been eliminated for the purposes of presentation on the Consolidated Statement of Financial Condition.

On February 3, 2015, the Company entered into an agreement to sell 100% equity ownership of Kyte Broking Limited (“KBL”). The Company determined that KBL met the criteria for classification as held for sale and, as a result, its assets and liabilities have been included in Assets held for sale and Liabilities held for sale on the Condensed Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014.  The Company believes that no impairment exists as the fair value of the net assets related to KBL less the costs to sell the business will exceed the related carrying value. The transaction is expected to close in the second quarter of 2015.

The major classes of the total consolidated assets and liabilities of KBL that were classified as held for sale at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$12,238	$13,172
Accounts receivable, net	8,664	7,398
Receivables from brokers, dealers and clearing organizations	2,040	659
Property, equipment and leasehold improvements, net	157	178
Other assets	155	330
Total assets held for sale	$23,254	$21,737

Liabilities
Accounts payable and accrued expenses	18,012	15,990
Other liabilities	141	25
Total liabilities held for sale	$18,153	$16,015

5.     RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	March 31, 2015	December 31, 2014
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$1,061,593	$458,718
Receivables from and deposits with clearing organizations and financial institutions (1)	59,875	48,630
Net pending trades	—	253
Total	$1,121,468	$507,601
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$1,045,537	$462,747
Payables to clearing organizations and financial institutions	13,380	496
Net pending trades	2,955	—
Total	$1,061,872	$463,243

(1)         Excluded from the March 31, 2015 balance is $2,040 of Receivables from and deposits with clearing organizations and financial institutions related to KBL. Excluded from the December 31, 2014 balance is $91,293 of Receivables from and deposits with clearing organizations and financial institutions related to KGL and KBL. As discussed in Note 4, such amounts are included in Assets held for sale.

Substantially all fail to deliver and fail to receive balances at March 31, 2015 and December 31, 2014 have subsequently settled at the contracted amounts.

In addition to the balances above, the Company had Payables to clearing services customers of $142,108 at December 31, 2014 associated with the KGL clearing business, which was included in Liabilities held for sale.  These amounts represented cash which had been payable to the Company’s clearing customers that was held with the Company’s third-party general clearing members and were included within Cash and cash equivalents, Cash and securities segregated under federal and other regulations or Receivables from brokers, dealers and clearing organizations as follows:

December 31, 2014
Cash and cash equivalents	11,162
Cash segregated under federal and other regulations	52,160
Receivables from brokers, dealers, and clearing organizations	78,786
Total	$142,108

As the transaction to sell KGL was completed in March 2015 the Company had no Payables to clearing service customers as of March 31, 2015.  See Note 4 for further information on the sale of KGL.

6.     GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the three months ended March 31, 2015 were as follows:

	December 31, 2014	Goodwill acquired	Impairment charges	Adjustments	Foreign currency translation	March 31, 2015
Goodwill
All other	134,542	—	—	—	(184)	134,358
	$134,542	$—	$—	$—	$(184)	$134,358

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

No events or changes in circumstances which would indicate goodwill impairment occurred at the Trayport and Fenics reporting units, the Company’s reporting units with remaining goodwill balances, in the three months ended March 31, 2015.

Intangible Assets—Intangible assets consisted of the following:

	March 31, 2015			December 31, 2014
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value (1)
Amortized intangible assets:
Customer relationships	$62,334	$40,604	$21,730	$62,334	$39,203	$23,131
Trade names	7,904	6,851	1,053	7,904	6,750	1,154
Core technology	8,697	4,508	4,189	8,697	4,105	4,592
Non-compete agreements	3,756	3,434	322	3,756	3,429	327
Patents	3,131	1,844	1,287	3,131	1,719	1,412
Other	647	386	261	647	358	289
Total	$86,469	$57,627	$28,842	$86,469	$55,564	$30,905

(1)         Excluded from net carrying value as of December 31, 2014 is $3,715 of customer relationships,  $576 of trade names and $11 of non-compete agreements with indefinite useful lives related to KGL that were  held for sale. As discussed in Note 4, such amounts were included in Assets held for sale as of December 31, 2014 prior to the disposal of KGL during the first quarter of 2015.

Intangible amortization expense for the three months ended March 31, 2015 and 2014 was $1,657 and $2,469, respectively.

At March 31, 2015, expected amortization expense for the definite lived intangible assets is as follows:

2015	$4,842
2016	5,941
2017	4,117
2018	3,298
2019	3,081
Thereafter	7,563
Total	$28,842

7.     OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	March 31, 2015	December 31, 2014
Deferred tax assets	$108,561	$91,935
Prepaid bonuses	15,905	16,523
Forgivable employee loans and advances to employees	15,022	15,072
Investments accounted for under the cost method and equity method	14,375	14,872
Financial instruments owned	5,302	3,865
Deferred financing fees	4,566	5,038
Software inventory, net	3,414	3,435
Other	26,714	21,981
Total Other assets	$193,859	$172,721

Other liabilities consisted of the following:

	March 31, 2015	December 31, 2014
Payroll related liabilities	$29,105	$12,522
Deferred revenues	9,252	7,993
Deferred rent liabilities	8,494	8,657
Unrecognized tax benefits	7,983	8,396
Income taxes payable	6,353	5,384
Interest payable	6,317	12,457
Deferred tax liabilities	4,591	4,726
Financial instruments sold, not yet purchased	2,166	1,387
Other	8,598	8,748
Total Other liabilities	$82,859	$70,270

8.     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company’s outstanding debt obligations consisted of the following:

	March 31,	December 31,
	2015	2014
8.375% Senior Notes due 2018	$240,000	$240,000
Loans pursuant to Credit Agreement	60,000	10,000
Total	$300,000	$250,000

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term debt obligations, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers.  The carrying amounts and estimated fair values of the Company’s Long-term debt obligations are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

8.375% Senior Notes	$240,000	$264,528	$240,000	$272,568

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

Pursuant to the terms of the 8.375% Senior Notes, the cumulative effect of downgrades to the Company’s credit rating by rating agencies subsequent to the issuance of our 8.375% Senior Notes resulted in 200 basis points penalty interest, which is the maximum increase permitted under the indenture. The additional 200 basis points of interest equates to $4,800 in additional interest expense per annum, based on the aggregate amount of outstanding principal as of March 31, 2015.

At March 31, 2015 and December 31, 2014, unamortized deferred financing fees related to the 8.375% Senior Notes of $4,108 and $4,420, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

In February 2015, in connection with the transactions contemplated by the Tender Offer Agreement, the Company entered into a third amendment to the Credit Agreement to permit the transactions contemplated by the Tender Offer Agreement, including by amending the definition of “Change of Control” to permit BGC to acquire shares of the equity of the Company in excess of 35% without triggering a “Change of Control” under the Credit Agreement.

The Credit Agreement contains certain financial and other covenants. The financial covenants contained in our Credit Agreement require that we maintain minimum consolidated capital, as defined, of no less than $375,000 at any time.  The amendment to the Credit Agreement executed in July 2014 reduced the required minimum amount of consolidated capital by any goodwill or asset impairment charge in an aggregate amount not to exceed $160,000 contained in our financial statements in any of the fiscal quarters ending June 30, 2014, September 30, 2014 or December 31, 2014.  In April 2015, GFI entered into a fourth amendment to the Credit Agreement, whereby the minimum consolidated capital the Company is required to maintain was adjusted to $215,000. The Company was in compliance with all applicable covenants at March 31, 2015 and December 31, 2014.

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

The interest rate of the outstanding loan under the Credit Agreement was 5.50% at March 31, 2015. At March 31, 2015 and December 31, 2014, unamortized deferred financing fees related to the Credit Agreement of $458 and $618, respectively, were recorded within Other assets.

9.     STOCKHOLDERS’ EQUITY

On March 30, 2015, the Company filed a Form 25 with the Securities Exchange Commission (“SEC”) to voluntarily delist GFI’s common stock on the New York Stock Exchange (“NYSE”) and to terminate the registration of the common stock under the Exchange Act. The Company’s common stock was delisted on April 10, 2015 and the Company expects to file a Form 15 with the SEC to effect the deregistration of the common stock. The Company expects the deregistration of the common stock to become effective 90 days after filing the Form 15 with the SEC.

In April 2015, the Company’s Board of Directors authorized the Company to repurchase up to $50,000 of the Company’s common stock and 8.375% Senior Notes. During the three months ended March 31, 2015, and March 31, 2014 the Company did not repurchase any shares of its common stock.

The payment of quarterly dividends was suspended by the Company’s Board during the third quarter of 2014, in conjunction with the then-pending Amended CME Merger Agreement.  Following the Company’s acquisition by BGC the payment of quarterly dividends continues to be suspended. Therefore, the Company did not pay a cash dividend during the first quarter of 2015. On March 28, 2014 the Company paid a cash dividend of $0.05 per share, which, based on the number of shares outstanding on the record date for such dividends, totaled $6,188.

10.     (LOSS) EARNINGS PER SHARE

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

Basic and diluted (loss) earnings per share for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Basic (loss) earnings per share
GFI’s net (loss) income	$(19,923)	$4,003
Weighted average common shares outstanding	127,339,178	122,362,839
Basic (loss) earnings per share	$(0.16)	$0.03
Diluted (loss) earnings per share
GFI’s net (loss) income	$(19,923)	$4,003
Weighted average common shares outstanding	127,339,178	122,362,839
Effect of dilutive options, RSUs, and other contingently issuable shares	—	9,067,862
Weighted average shares outstanding and common stock equivalents	127,339,178	131,430,701
Diluted (loss) earnings per share	$(0.16)	$0.03

As discussed in Note 11 in further detail, all RSUs which were outstanding immediately prior to the completion of BGC’s tender offer were converted into the right to receive cash, subject to the terms of each award’s pre-existing vesting schedule, and therefore, were not subject to the computation of basic or diluted earnings per share for the three months ended March 31, 2015.

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 because their effect would be anti-dilutive were the following:

Three Months Ended March 31,
2014
Stock Options	$16,844
RSUs	286,014

Included in the computation of diluted earnings per share, but not in the computation of basic earnings per share as the conditions for issuance were not satisfied as of the respective reporting period were 1,171,879 contingently issuable shares for the three months ended March 31, 2014.

11.     DEFERRED COMPENSATION

Restricted Stock Units

Prior to the completion of BGC’s tender offer (as discussed in Note 2), the Company awarded bonuses in the form of equity awards pursuant to the  Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan, (“2008 Equity Incentive Plan”) which permitted the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issued shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which were reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan.  Following the acquisition by BGC, the Company filed post-effective amendments to its registration statements on Form S-8 de-registering any and all securities registered under the registration statements that remain unissued pursuant to its equity incentive and stock option plans and does not plan to issue any additional RSUs. Pursuant to the Tender Offer Agreement, each RSU of the Company outstanding immediately prior to the completion of BGC’s tender offer was converted into the right to receive an amount in cash equal to $6.10 per unit, the offer price with respect to each share underlying such award, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU.

The Company accounted for the conversion of RSUs into the right to receive cash as the modification of an equity award to a liability in accordance with the applicable provisions of ASC 718. Accordingly, the Company recorded incremental compensation cost on the previously recognized portion of any outstanding RSUs based upon the excess, if any, of the $6.10 per unit fair value of the modified award over the value of the original award immediately before its terms were modified.   The total unrecognized compensation cost associated with those RSUs which were outstanding when the modification was effective, will be recognized based on each award’s pre-existing vesting schedule based upon the $6.10 per unit fair value of the modified award, net of estimated forfeitures.

The following is a summary of RSU transactions under the 2008 Equity Incentive Plan:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2014	14,282,789	$4.02
Granted	—	—
Vested	(393,554)	3.71
Cancelled	(64,724)	3.81
Converted to deferred cash awards	(13,824,511)	4.03
Outstanding March 31, 2015	—	—

There were no RSUs granted during the three months ended March 31, 2015.The weighted average grant-date fair value of RSUs granted for the three months ended March 31, 2014 was $3.56 per unit. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended March 31,
	2015 (1)	2014
Compensation expense	$17,917	$7,356
Income tax benefits	$5,116	$2,099

(1)         Compensation expense for the three months ended March 31, 2015 includes $11,545 of incremental compensation costs on unvested RSUs related to the modification of the RSUs.

At March 31, 2015, total unrecognized compensation cost related to the RSUs (which are to be settled in cash based on pre-existing vesting schedules) prior to the consideration of expected forfeitures was approximately $41,829 and is expected to be recognized over a weighted-average period of 1.38 years. The total fair value of RSUs vested during the three months ended March 31, 2015 and 2014 was $1,459 and $16,057, respectively.

Deferred Cash Compensation

Separate from the modification of RSUs discussed above under “Restricted Stock Units”, the Company’s Deferred Cash Award Program, which was adopted on February 12, 2013, provides for the grant of deferred cash incentive compensation to eligible employees.

The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. Total compensation expense recognized in relation to deferred cash compensation awards, not including the expense related to RSUs converted to deferred cash awards as described above, is as follows:

	Three Months Ended March 31,
	2015	2014
Compensation expense	$325	$11

At March 31, 2015, total unrecognized compensation cost related to deferred cash compensation prior to the consideration of expected forfeitures, not including the unrecognized portion of the RSUs converted to deferred cash awards as described above, was approximately $13,324 and is expected to be recognized over a weighted-average period of 2.81 years.

12.     COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of March 31, 2015, the Company had total purchase commitments for market data of approximately $18,898, with $15,792 due within the next twelve months, $2,839 due between one to three years and $267 due between three and five years. Additionally, the Company had $4,574 of other purchase commitments including $4,023 for hosting and software license agreements , and $551 primarily related to network upgrades. Of these other purchase commitments, approximately $2,920 is due within the next twelve months.

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

Following the announcement of the CME Merger, nine putative class action complaints challenging the CME Merger were filed on behalf of purported stockholders of GFI (one of which also purported to be brought derivatively on behalf of GFI), two in the Supreme Court of the State of New York, County of New York, six in the Court of Chancery of the State of Delaware, and one in the United States District Court for the Southern District of New York. The complaints were captioned Coyne v. GFI Group Inc., et al., Index No. 652704/2014 (N.Y. Sup. Ct., filed September 4, 2014), Suprina v. GFI Group, Inc., et al., Index No. 652668/2014 (N.Y. Sup. Ct., filed August 29, 2014), Brown v. GFI Group Inc., et al., Civil Action No. 10082-VCL (Del. Ch., filed September 3, 2014), Hughes v. CME Group, Inc., et al., Civil Action No. 10103-VCL (Del. Ch., filed September 8, 2014), Al Ammary v. Gooch, et al., Civil Action No. 10125-VCL (Del. Ch., filed September 11, 2014), Giardalas v. GFI Group, Inc., Civil Action No. 10132-VCL (Del. Ch., filed September 15, 2014), City of Lakeland Employees’ Pension Plan v. Gooch, et al., Civil Action No. 10136-VCL (Del. Ch., filed September 16, 2014), Michocki v. Gooch., et al., Civil Action No. 10166-VCL (Del. Ch., filed September 25, 2014) and Szarek v. GFI Group Inc., et al., Case No. 14-CV-8228 (S.D.N.Y., filed October 14, 2014). On September 26, 2014, the Court of Chancery granted voluntary dismissal of the Giardalas action. On October 6, 2014, a consolidation order was entered by Vice Chancellor Laster, consolidating the Delaware cases into the Consolidated Delaware Action.  The consolidation order designated the complaint filed in City of Lakeland Employees’ Pension Plan v. Gooch, et al., Civil Action No. 10136-VCL (Del. Ch.) as the operative complaint in the Consolidated Delaware Action.

The complaints named as Defendants various combinations of the Company, GFI Holdco Ltd. (“IDB Buyer”), the members of the Company’s board of directors, GFI managing director Nick Brown, CME, Commodore Acquisition Corp., Commodore Acquisition LLC, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI and New JPI Inc. (“New JPI”). The complaints generally allege, among other things, that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders during merger negotiations by entering into the CME Merger Agreement and approving the CME Merger, and that the Company, CME, Commodore Acquisition Corp., Commodore Acquisition LLC, IDB Buyer, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI, and New JPI aided and abetted such breaches of fiduciary duties.  The complaints further allege, among other things, (i) that the merger consideration provided for in the CME Merger Agreement undervalued the Company, (ii) that the sales process leading up to the CME Merger was flawed due to the members of the Company’s board of directors’ and Jefferies’ conflicts of interest, and (iii) that certain provisions of the CME Merger Agreement inappropriately favored CME and precluded or impeded third parties from submitting potentially superior proposals.

In addition, the Hughes complaint asserted a derivative claim on behalf of the Company against the members of the Company’s board of directors for breaching their fiduciary duties of loyalty and care to the Company by negotiating and agreeing to the CME Merger and against Defendants Gooch and Heffron for usurping a corporate opportunity. The Michocki complaint alleged that the CME Merger is not a solitary transaction but a series of related transactions and further alleged that the IDB Transaction must be approved by an affirmative two-thirds vote of the Shares pursuant to the terms of the Charter.

The complaints seek, among other relief: (i) certification of the class, (ii) injunctive relief enjoining the CME Merger, (iii) a declaration that the members of the Company’s board of directors breached their fiduciary duties and that certain provisions of the CME Merger Agreement are unlawful, (iv) a directive to the members of the Company’s board of directors to execute their fiduciary duties to obtain a transaction in the best interest of the Company’s stockholders, (v) rescission of the CME Merger to the extent already implemented, (vi) granting of rescissory damages and an accounting of all of the damages suffered as a result of the alleged wrongdoing, (vii) and reimbursement of fees and costs. The Coyne and Suprina Plaintiffs also demanded a jury trial.

Certain Defendants moved to dismiss or, in the alternative, stay the Coyne and Suprina actions in favor of the Consolidated Delaware Action. A hearing was held on December 15, 2014 on (i) the Defendants’ motions to dismiss or stay the Coyne and Suprina actions; (ii) the Plaintiffs’ motion by order to show cause for consolidation and appointment of a leadership structure; and (iii) Plaintiff Suprina’s motion by order to show cause to compel and expedite discovery. In an order filed on January 30, 2015, the Court ordered the Suprina and Coyne cases consolidated as In re GFI Group Inc. Shareholder Litigation, Index No. 652668/2014. In another order filed that same day, the Court denied Plaintiff Suprina’s motion to compel and expedite discovery.  On March 26, 2015, the Court issued a decision and order granting the Defendants’ motions to dismiss the Coyne and Suprina actions on forum non conveniens grounds and in favor of the Consolidated Delaware Action.  The decision and order were entered in the office of the Clerk of the County of New York on March 27, 2015.  The Court’s judgment dismissing the Coyne and Suprina complaints was entered in the office of the Clerk of the County of New York on April 29, 2015.

On November 18, 2014, the Delaware court entered a Revised Order Setting Expedited Discovery Schedule in the Consolidated Delaware Action. On December 19, 2014, the court entered a Further Revised Scheduling Order scheduling a preliminary injunction hearing for January 16, 2015.  On December 29, 2014, Plaintiffs in the Consolidated Delaware Action filed a Motion for a Preliminary Injunction, and a brief in support thereof, seeking to enjoin enforcement of Article V of the Support Agreement and preliminarily enjoin the stockholder vote on the CME Merger until (i) certain additional disclosures were made and (ii) the Company’s stockholders were provided the opportunity to vote on the CME Merger, the JPI Merger and the IDB Transaction. On January 8, 2015, the parties agreed to move the preliminary injunction hearing from January 16, 2015 to January 20, 2015. On January 15, 2015, the preliminary injunction hearing (scheduled for January 20) was taken off the court’s calendar.

On January 15, 2015, Plaintiffs in the Consolidated Delaware Action filed a Supplement to the Verified Class Action Complaint. On January 30, 2015, Plaintiffs filed a Second Supplement to the Verified Class Action Complaint. On February 4, 2015, Plaintiffs filed a Motion for Expedited Proceedings and a brief in support thereof. On February 6, 2015, the Court scheduled a merits hearing for February 17 and 18, 2015. On February 7, 2015, Plaintiffs filed a Third Supplement to the Verified Class Action Complaint, seeking certain additional injunctive and declaratory relief. On February 11, 2015, the Court, with the consent of the parties, moved the merits hearing (scheduled for February 17 and 18, 2015) to the first available dates on the Court’s schedule after March 4, 2015. On February 20, 2015, Plaintiffs informed the Court that an expedited merits hearing was no longer necessary.  On February 26, 2015, March 17, 2015, and March 18, 2015, the Court granted stipulations and orders extending the time for certain Defendants to answer, move, or otherwise respond to the operative complaint.  On April 16, 2015, the Court granted a stipulation and order pursuant to which certain of the Defendants need not respond to the operative complaint or the supplements thereto and will have thirty days from the filing of an amended complaint to answer, move, or otherwise respond to it.  To date, an amended complaint has not been filed.

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

On February 20, 2015, the Court in Gross v. GFI Group, Inc. granted Plaintiff’s unopposed motion for appointment as lead plaintiff and approved his selection of co-lead counsel on behalf of the putative class. The Court also extended Defendants’ time to respond to the complaint from February 23, 2015 to March 25, 2015; granted Plaintiff leave to file an amended complaint by March 16, 2015; and rescheduled the initial pre-trial conference to March 27, 2015.  On March 10, 2015, Plaintiff requested additional time to file his amended complaint.  On March 13, 2015, the Court extended Plaintiff’s deadline to file an amended complaint from March 16, 2015 to May 15, 2015; set a June 5, 2015 deadline for Defendants to respond to the amended complaint; and rescheduled the initial pre-trial conference for June 19, 2015.

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

For a limited number of legal matters for which, a loss (whether in excess of a related accrued liability or where there is no accrued liability) is not probable but is reasonably possible in future periods, the Company is sometimes able to estimate a range of possible loss.  In determining whether it is able to estimate a range of possible loss, the Company reviews and evaluates its material litigation and regulatory and other matters on an ongoing basis.  In cases in which the Company is able to estimate a range of possible loss, the aggregate total of such estimated possible losses is disclosed below.  There may be other matters for which a loss is probable or reasonably possible but for which a range of possible loss may not be estimable.  For those matters for which a range of possible loss is estimable, management currently estimates the aggregate range of possible loss as $0 to approximately $10.0 million in excess of the accrued liability (if any) related to those matters.  The estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  The matters underlying the estimated range will vary from time to time, and actual results may vary significantly from the current estimate.  Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of monetary damages (unless management can otherwise determine an amount), (ii) the matters are in early stages, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, (v) there are novel legal issues presented, among other reasons.  Those matters for which an estimate is not possible are excluded from the estimated range above, therefore, the estimated range above does not represent the Company’s maximum loss exposure.

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

13.     MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 16—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Form 10-K.  There have been no material changes to these risks during the three months ended March 31, 2015.

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

On November 14, 2013, the Company completed the acquisition of Contigo Limited, a provider of trading, portfolio risk management and logistics software for the energy industry. This contingent liability, which was settled in cash during March 2015, had been remeasured at fair value principally based on the acquired business’ future financial performance, including revenues and operating margins, from May 1, 2014 through the settlement date.

The inputs used in estimating the fair value of these contingent considerations were both unobservable and significant to the overall fair value measurement of this liability, therefore the liability was categorized in Level 3 of the fair value hierarchy.

In the three months ended March 31, 2015 and 2014, the Company did not have any material transfers among Level 1, Level 2, and Level 3.

Financial Assets and Liabilities measured at fair value on a recurring basis as of March 31, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
Assets
Other assets: Financial instruments owned:
Equity securities	$247	$94	$—	$341
Derivative contracts:
Foreign exchange derivative contracts	$342	$3,620	$—	$3,962
Commodities derivative contracts	1,650	—	—	1,650
Netting (1)	(651)	—	—	(651)
Total derivative contracts	$1,341	$3,620	$—	$4,961
Total financial instruments owned	$1,588	$3,714	$—	$5,302
Total	$1,588	$3,714	$—	$5,302

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$57	$2,166	$—	$2,223
Commodities derivative contracts	594	—	—	594
Netting (1)	(651)	$—	$—	$(651)
Total derivative contracts	$—	$2,166	$—	$2,166
Total financial instruments sold, not yet purchased	$—	$2,166	$—	$2,166
Total	$—	$2,166	$—	$2,166

(1)                                 Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long derivative contracts related to exchange traded futures in the amount of $335 included within Payables to brokers, dealers and clearing organizations.

Financial Assets and Liabilities measured at fair value on a recurring basis as of December 31, 2014 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Other assets: Financial instruments owned:
Equity securities	$—	$232	$—	$232
Derivative contracts:
Foreign exchange derivative contracts	$592	$2,181	$—	$2,773
Commodities derivative contracts	1,198	—	—	1,198
Netting (1)	(338)	—	—	(338)
Total derivative contracts	$1,452	$2,181	$—	$3,633
Total financial instruments owned	$1,452	$2,413	$—	$3,865
Total	$1,452	$2,413	$—	$3,865

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$—	$1,387	$—	$1,387
Commodities derivative contracts	$338	$—	$—	$338
Netting (1)	(338)	—	—	(338)
Total derivative contracts	$—	1,387	—	1,387
Total financial instruments sold, not yet purchased	$—	$1,387	$—	$1,387
Other liabilities: Contingent consideration	$—	$—	$348	$348
Total	$—	$1,387	$348	$1,735

(1)                                 Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long derivative contracts related to exchange traded futures in the amount of $256 included within Payables to brokers, dealers and clearing organizations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended March 31, 2015 are as follows:

	Opening Balance	Total realized and unrealized losses included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive loss	Purchases	Issues	Sales	Settlements	Closing Balance at March 31, 2015	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2015
Liabilities
Other liabilities:
Contingent consideration:	$348	$115	$—	$—	$—	$—	$(463)	$—	$—

(1)                                 Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended March 31, 2014 are as follows:

	Opening Balance	Total realized and unrealized losses included in Net loss (1)	Unrealized losses included in Other comprehensive income	Purchases	Issuances	Sales	Settlements	Closing Balance at March 31, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at March 31, 2014
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$14	$(14)	$—	$—	$—	$—	$—	$—	$—

Liabilities
Other liabilities:
Contingent consideration	$4,317	$28	$27	$—	$—	$—	$—	$4,372	$28

(1)                                 Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 Assets and Liabilities measured at fair value on a recurring basis, as of December 31, 2014:

	Fair Value as of December 31, 2014	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (a)
Liabilities
Contingent consideration	$348	Present value of expected payments	Discount rate	17%
			Forecasted financial information	(b)

(a)         As December 31, 2014, contingent consideration consisted of one liability.

(b)         The Company’s estimate of contingent consideration as of December 31, 2014was principally based on the acquired business’ projected future financial performance, including revenues and operating margins from May 1, 2014 through April 30, 2015.

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

15. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of March 31, 2015 and December 31, 2014, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

Fair values of derivative contracts on a gross and net basis as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
Derivatives not designated as hedging instruments under ASC 815-10 (1)	Derivative Assets(2)	Derivative Liabilities(3)	Derivative Assets(2)	Derivative Liabilities(3)
Foreign exchange derivative contracts	$3,962	$2,223	$2,773	$1,387
Commodity derivative contracts	1,650	594	1,198	338
Total fair value of derivative contracts	$5,612	$2,817	$3,971	$1,725
Counterparty netting	(651)	(651)	(338)	(338)
Total fair value	$4,961	$2,166	$3,633	$1,387

(1)                     Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations,  on the Condensed Consolidated Statements of Financial Condition. See Note 14 for further details about variation margin balances on open long and short futures contracts as of March 31, 2015 and December 31, 2014.  Gross notional amounts on these futures contracts are included in the table below which details outstanding long and short notional amounts of derivative financial instruments.

(2)                     Reflects options and forwards contracts within Other assets.

(3)                     Reflects options and forwards contracts within Other liabilities.

As of March 31, 2015 and December 31, 2014, the Company had outstanding forward foreign exchange hedge contracts with a combined notional value of $56,022 and $69,692, respectively. Approximately $16,110 and $20,568 of these forward foreign exchange contracts represent a hedge of Euro and British pound-denominated balance sheet positions at March 31, 2015 and December 31, 2014, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange hedge contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015 (1)		December 31, 2014 (2)
	Long	Short	Long	Short
Foreign exchange derivative contracts	$14,368	$124,313	$3,185	$415,756
Commodity derivative contracts	582,250	580,670	675,686	692,855
Fixed income derivative contracts	5,101,596	5,564,179	7,124,375	7,911,965
Equity derivative contracts	2,411	2,408	2,758	2,871
Total derivative notional amounts	$5,700,625	$6,271,570	$7,806,004	$9,023,447

(1)                     Notional amounts include gross notionals on open long and short futures contracts of $5,699,521 and $6,270,828 respectively, as of March 31, 2015. These gross notional amounts primarily relate to positions held by a consolidated VIE for which the Company’s exposure to economic loss is approximately $5,633 as of March 31, 2015. See Note 16 for further information.

(2)                     Notional amounts include gross notionals on open long and short futures contracts of $7,804,981 and $9,023,087, respectively, as of December 31, 2014.  These gross notional amounts primarily relate to positions held by a consolidated VIE for which the Company’s exposure to economic loss is approximately $5,298 as of December 31, 2014. See Note 16 for further information.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Foreign exchange derivative contracts	(1)	$4,675	$295
Commodity derivative contracts	Principal transactions	2,881	1,753
Fixed income derivative contracts	Principal transactions	1,587	3,130
Equity derivative contracts	(2)	164	7

(1)         For the three months ended March 31, 2015, approximately $3,601 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $1,074 of gains on foreign currency options were included within Principal transactions.  For the three months ended March 31, 2014, approximately $202 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $93 of gains on foreign currency options were included within Principal transactions.

(2)         For the three months ended March 31, 2015, approximately $164 of gains on equity derivative contracts were included within Principal transactions. For the three months ended March 31, 2014, approximately $14 of losses on equity derivative contracts were included within, Other income, net and approximately $21 of gains on equity derivative contracts were included within Principal transactions.

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Condensed Consolidated Statements of Financial Position as of March 31, 2015:

		Gross Amount Offset in the	Net Amounts of Assets Offset in the	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties (1)	Gross Amounts of Recognized Assets	Condensed Consolidated Statements of Financial Position	Condensed Consolidated Statements of Financial Position (2)	Derivatives (3)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$2,599	$—	$2,599	$—	$—	$2,599
Counterparty B	1,756	(414)	1,342	—	—	1,342
Counterparty C	1,021	—	1,021	—	—	1,021
Counterparty D	237	(237)	—	—	—	—
Total	$5,613	$(651)	$4,962	$—	$—	$4,962

Derivative Liabilities:
Counterparty A	$747	$—	$747	$—	$—	$747
Counterparty B	414	(414)	—	—	—	—
Counterparty C	1,420	—	1,420	—	—	1,420
Counterparty D	237	(237)	—	—	—	—
Total	$2,818	$(651)	$2,167	$—	$—	$2,167

(1)         Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations  and Payables to brokers, dealers and clearing organizations,  on the Condensed Consolidated Statements of Financial Condition. See Note 14 for further details about variation margin balances on open long and short futures contracts as of March 31, 2015.

(2)         Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively.

(3)         As of March 31, 2015, the Company does not have any derivative positions under a master netting agreement that are not netted.

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Consolidated Statements of Financial Position as of December 31, 2014:

		Gross Amounts Offset in the	Net Amounts of Assets Offset in the	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties (1)	Gross Amounts of Recognized Assets	Condensed Consolidated Statements of Financial Position	Condensed Consolidated Statements of Financial Position (2)	Derivatives (3)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$1,630	$—	$1,630	$—	$—	$1,630
Counterparty B	1,789	(338)	1,451	—	—	1,451
Counterparty C	552	—	552	—	—	552
Total	$3,971	$(338)	$3,633	$—	$—	$3,633

Derivative Liabilities:
Counterparty A	$394	$—	$394	$—	$—	$394
Counterparty B	$338	$(338)	$—	$—	$—	$—
Counterparty C	993	—	993	—	—	993
Total	$1,725	$(338)	$1,387	$—	$—	$1,387

(1)         Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations,  on the Condensed Consolidated Statements of Financial Condition. See Note 14 for further details about variation margin balances on open long and short futures contracts as of December 31, 2014.

(2)         Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively.

(3)         As of December 31, 2014, the Company does not have any derivative positions under a master netting agreement that are not netted.

16. VARIABLE INTEREST ENTITIES

Non-consolidated VIEs

The Company holds interests in certain VIEs that it does not consolidate. The Company has determined that it is not the primary beneficiary, mostly due to a lack of significant economic interest, voting power and/or power to direct the activities that would most significantly impact the economic performance of the VIE.

As of March 31, 2015 and December 31, 2014, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests, a convertible note and a non-recourse loan. The carrying amount of these VIEs was $2,802 as of March 31, 2015 and $3,144 as of December 31, 2014, and was recorded within Other assets. These VIEs include a technology provider with a proprietary financial application, trading entities in which the Company has provided initial capital to fund trading activities, investment fund managers and a commodity pool operator. The Company also provides clearing and other administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $2,850 as of March 31, 2015 and $3,144 as of December 31, 2014, respectively.

The Company previously had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company had an economic interest in profits and losses and has provided initial capital to fund trading activities. All such interests had been terminated as of March 31, 2015.

The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $10,804 at March 31, 2015 and $9,956 as of December 31, 2014, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $2,955 at March 31, 2015 and $2,761 at December 31, 2014. The Company’s exposure to economic loss on this VIE is approximately $5,633 and $5,298 as of March 31, 2015 and December 31, 2014, respectively.

17.    REGULATORY REQUIREMENTS

Many of the Company’s material operating subsidiaries are subject to regulatory restrictions and minimum capital requirements, which may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain domestic subsidiaries of the Company are registered as a broker-dealer, swap execution facility (“SEF”) or introducing broker and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). Certain foreign subsidiaries are also registered as introducing brokers with the CFTC. These rules contain uniform minimum net capital requirements, as defined, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2015, each of the Company’s subsidiaries that are subject to these regulations had net capital in excess of their minimum capital requirements.

Certain of the Company’s European subsidiaries are regulated by the Financial Conduct Authority (“FCA”) and must maintain financial resources (as defined by the FCA) in excess of FCA’s total financial resources requirement. As of March 31, 2015, each of these European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to similar regulatory and other requirements in the jurisdictions in which they operate and, as of March 31, 2015, each of these subsidiaries was in compliance with its regulatory capital requirements.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2015, the Company had the following aggregate regulatory capital, in individually regulated entities, in each of its operating regions:

	Americas	EMEA	Asia
Regulatory capital	$24,422	$122,996	$31,824
Minimum regulatory capital required	7,150	98,895	8,608
Excess regulatory capital	$17,272	$24,101	$23,216

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

18.    SEGMENT AND GEOGRAPHIC INFORMATION

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

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended March 31, 2015
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$57,552	$84,500	$20,757	$28,253	$40,460	$231,522
Revenues, net of interest and transaction-based expenses	54,926	81,654	20,663	7,217	41,156	205,616
Income (loss) before income taxes	16,480	27,622	7,659	1,301	(84,601)	(31,539)

	Three Months Ended March 31, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$61,698	$89,300	$19,223	$44,293	$26,225	$240,739
Revenues, net of interest and transaction-based expenses	58,752	86,427	19,103	11,140	27,005	202,427
Income (loss) before income taxes	14,342	28,704	5,632	931	(44,106)	5,503

In addition, with the exception for goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 6 for goodwill by reportable segment.

For the three months ended March 31, 2015 and 2014, the U.K. is the only individual foreign country that accounts for 10% or more of the Company’s total revenues and total long-lived assets. Information regarding revenue for the three ended March 31, 2015 and 2014, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of March 31, 2015 and December 31, 2014, are as follows:

	Three Months Ended March 31,
	2015	2014
Revenues:
United States	$68,766	$63,213
United Kingdom	107,351	124,305
Other	55,405	53,221
Total	$231,522	$240,739

	Three Months Ended March 31,
	2015	2014
Revenues, net of interest and transaction-based expenses:
United States	$67,937	$62,096
United Kingdom	83,942	89,819
Other	53,737	50,512
Total	$205,616	$202,427

	March 31, 2015	December 31, 2014
Long-lived Assets, as defined:
United States	$47,262	$48,506
United Kingdom	6,935	6,976
Other	2,960	3,850
Total (1)	$57,157	$59,332

(1)         Excluded from the March 31, 2015 balance is $157 of Property, equipment, leasehold improvements, net related to KBL. Excluded from the December 31, 2014 balance is $2,122 of Property, equipment, leasehold improvements, net related to KGL and KBL.  As discussed in Note 4, such amounts are included in Assets held for sale.

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

19.    RELATED PARTIES

As of March 31, 2015, entities affiliated with BGC were the beneficial owners of approximately 56 % of the Company’s common stock.  Therefore, GFI is a controlled company of BGC and operates as a division of BGC.  See Note 2 for further information on BGC’s acquisition of the Company.

As of March 31, 2015, the Company had $60,256 of receivables from BGC, which primarily consisted of $60,000 of receivables for loans which were issued by the Company on March 27, 2015, comprised of a $40,000 loan, bearing interest at 3.75% per annum and due June 30, 2015 and a $20,000 loan, bearing interest at 3.75% per annum and payable on demand.  In addition, certain of the Company’s subsidiaries transact with BGC and its affiliated entities. The Company had approximately $12,898 included in payables to brokers, dealers and clearing organizations related to matched principal transactions in which BGC and its affiliates were the counterparty. For the three months ended March 31, 2015 and 2014, the Company earned both software and brokerage revenues related to transactions with BGC and its affiliated entities. The revenues earned from BGC and its affiliated entities did not have a material impact on any of the periods presented in the Company’s Condensed Consolidated Financial Statements.

20.    SUBSEQUENT EVENTS

Delisting and Deregistration of GFI common stock

The Company’s common stock was delisted on the NYSE on April 10, 2015 and the Company expects to file a Form 15 with the SEC to effect the deregistration of the common stock. The Company expects the deregistration of the common stock to become effective 90 days after filing the Form 15 with the SEC.

Related party transactions

In April 2015, the Company provided a loan to BGC in the amount of $9,250, which bears interest of 3.75% per annum and is payable on demand.

Under rules adopted by the U.S. CFTC, all foreign introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant. The Company’s European-based brokers engage from time to time in interest rate swap transactions with U.S.-based counterparties, and therefore the Company is subject to these CFTC requirements. In April 2015, Cantor Fitzgerald & Co. (“CF&Co”), an affiliate of BGC, the Company’s controlling stockholder, has entered into guarantees on the Company’s and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co pursuant to this arrangement.

On April 28 2015, the Company issued 43,029,260 shares (the “New Shares”) of its common stock to BGC at that dates closing price of $5.81 per share, for an aggregate purchase price of $250,000.  The purchase price was paid to the Company in the form of a Note due on June 19, 2018 which bears an interest rate of LIBOR plus 200 basis points. The Company expects that any funds received in payment of the principal of the note would be earmarked for repayment of the Company’s 8.375% Senior Notes or potentially be the basis of collateral with respect to the 8.375% Senior Notes. Following the issuance of the New Shares, BGC owns approximately 67% of the Company’s outstanding common stock.

Other subsequent events

The Company and BGC announced that they have retained CF&Co to assist in the potential sale of our Trayport subsidiary.

In April 2015, GFI entered into a fourth amendment to the Credit Agreement, whereby the minimum consolidated capital the Company is required to maintain was adjusted to $215,000.  See Note 8 for further information.

In April 2015, the Company’s Board of Directors authorized the Company to repurchase up to $50,000 of the Company’s common stock and 8.375% Senior Notes.

On April 29, 2015, S&P raised its credit rating on the Company’s 8.375% Senior Notes four notches to BB+, following the announcement that BGC gained the two-thirds ownership necessary to effect the full merger of GFI. See Note 20 under “Related party transactions” for further information on GFI’s issuance of shares to BGC. S&P indicated its rating on the Company’s 8.375% Senior Notes remained on CreditWatch with positive implications. On May 6, 2015, Fitch increased its credit rating on the Company’s 8.375% Senior Notes four notches to BB+ and has also removed the Company’s 8.375% Senior Notes rating  the from Rating Watch Positive and assigned a Positive Rating Outlook, following the purchase of additional GFI shares by BGC. The recent upgrades from S&P and Fitch will lower the Company’s interest rate by 100 basis points. Any upgrade from Moody’s could also lower the Company’s rate on the Senior Notes up to a maximum of 50 basis points.

Subsequent events have been evaluated for recording and disclosure in the notes to the Consolidated Financial Statements through the filing date of this Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will likely continue,” “will likely result,” or words or phrases of similar meaning. These forward-looking statements are based largely on the expectations of management and are subject to a number of risks and uncertainties including, but not limited to, the following:

•                   the risks and other factors described under the heading “Risk Factors” and elsewhere in this Form 10-Q and in our 2014 Form 10-K;

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

Acquisition by BGC Partners, Inc. and Termination of the CME Merger

        On February 26, 2015, BGC Partners Inc. (together with its affiliates, “BGC”) successfully completed its tender offer to acquire shares of our common stock for $6.10 per share in cash. On March 4, 2015, BGC Partners, L.P. paid for the 54.3 million shares of common stock of the Company tendered pursuant to the tender offer. The tendered shares, together with the 17.1 million shares already owned by BGC, represent approximately 56% of the outstanding shares of our common stock.  As a result of the transaction, we are a controlled company of BGC and will operate as a division of BGC, reporting to Shaun Lynn, BGC’s President. Going forward, BGC and GFI are expected to remain separately branded divisions.

On February 19, 2015, we entered into a Tender Offer Agreement with BGC and BGC Partners, L.P. (the “Tender Offer Agreement”). Pursuant to the Tender Offer Agreement, our board of directors unanimously agreed to support the tender offer and to expand our board and to appoint BGC’s designees. The Tender Offer Agreement also contained an offer extension and a reduction to the minimum tender condition of the tender offer. On February 26, 2015, our board of directors was increased from five to eight members and, following the appointment of three of the individuals designated by BGC, Marisa Cassoni, Frank Fanzilli, Jr. and Richard Magee resigned as members of the board of directors and any and all committees thereof. BGC designated six directors to the expanded eight-member board of directors, including Howard Lutnick, BGC’s Chairman and Chief Executive Officer, Shaun Lynn, BGC’s President, Stephen Merkel, BGC’s Executive Vice President, General Counsel and Secretary, William J. Moran, a former Executive Vice President of JPMorgan Chase & Co. and a current director of BGC, Peter J. Powers, President and Chief Executive Officer of Powers Global Strategies LLC and a current director of BGC, and Michael Snow, Managing Member and Chief Investment Officer of Snow Fund One, LLC. Messrs. Moran, Powers and Snow are independent directors. The other conditions of the Tender Offer Agreement were met.

        Our Executive Chairman, Michael Gooch, and Chief Executive Officer, Colin Heffron, have remained as executives and directors of GFI and have continued as Chairman and Chief Executive Officer, respectively, of the GFI division. Mr. Gooch also holds the title of Vice Chairman of BGC Partners, L.P. Mr. Heffron has entered into an amended and restated employment agreement which continues to provide him with certain annual cash and equity compensation and severance arrangements. Mr. Gooch has entered into a fixed term employment agreement which provides him with certain cash and equity compensation. Pursuant to the Tender Offer Agreement, BGC has agreed to promptly establish a Distributable Earnings Bonus Pool program (the “Pool”) in an amount equal to one times the average annual distributable earnings, as defined, of our inter-dealer brokerage business for the three successive 12-month periods beginning on July 1, 2015. The Pool will be in the form of an award of restricted equity units and preferred restricted equity units of BGC Holdings, L.P and will be allocated 35% to Mr. Gooch, 35% to Mr. Heffron and 30% to other GFI employees as mutually agreed by Messrs. Gooch and Heffron and BGC. As a condition to participation in the Pool, each participant (including Messrs. Gooch and Heffron) is required to enter into a non-competition and award agreement containing the terms and conditions of his or her participation, which terms include the participant’s continued employment through July 1, 2018 and certain conditions, obligations and covenants (including non-competition, non-solicitation, non-hire non-disclosure provisions).

        Prior to the entry into the Tender Offer Agreement, we were a party to a series of agreements, including an Agreement and Plan of Merger (the “CME Merger Agreement”) and a Purchase Agreement (the “IDB Purchase Agreement”), each dated as of July 30, 2014, as amended, with CME Group Inc. (“CME”) and certain of its affiliates, whereby we had agreed to merge with and into a wholly owned subsidiary of CME (the “CME Merger”) and, immediately following such merger, a private consortium of current GFI management would acquire our wholesale brokerage and clearing businesses from CME (such transactions collectively, the “CME Transaction”). In addition, CME, Jersey Partners, Inc. (“JPI”) and certain other stockholders of GFI, who collectively control approximately 38% of the outstanding shares of our common stock, entered into an agreement, dated as of July 30, 2014 (the “Support Agreement”), that provided for such stockholders to vote for the CME Transaction and vote against any alternative transaction and that prevented such stockholders from transferring their shares, including by tendering into the tender offer. The CME Merger Agreement and the CME Transaction were terminated on January 30, 2015. The restrictions in the Support Agreement continue until on or about January 30, 2016.

        Under the Tender Offer Agreement, JPI has the right to require, within the period of 21 days following the earlier of (x) the expiration or termination of the Support Agreement or (y) February 19, 2016, that BGC complete back-end mergers in which each remaining share of our common stock would be converted into $6.10, with holders of shares (other than JPI) receiving cash, and holders of JPI common stock receiving a mix of cash and shares of BGC’s Class A common stock (“BGC Stock”) valued at the closing price of BGC Stock on the date prior to the date of the Tender Offer Agreement in respect of each share indirectly owned by such holder through JPI. The amount of consideration to be received by Messrs. Gooch and Heffron, as holders of JPI common stock, in the back-end mergers is subject to reduction in certain circumstances, and our obligation to pay consideration to such holders in the back-end mergers is also subject to certain conditions, each as described in the Tender Offer Agreement.

        Pursuant to the Tender Offer Agreement, we will execute certain ancillary agreements, including amendments to BGC’s existing administrative services agreements. Our employees holding restricted stock units will receive $6.10 per unit in cash based on their pre-existing vesting schedules. We and BGC have also agreed that we will establish a retention bonus pool for our employees, which may be payable in the forms of forgivable loans and equity or partnership awards of us or our affiliates.

Delisting and Deregistration of GFI common stock

On March 30, 2015, we filed a Form 25 with the SEC to voluntarily delist our common stock and notes on the New York Stock Exchange and to terminate the registration of the common stock under the Exchange Act. The common stock was delisted on April 10, 2015 and we expect to file a Form 15 with the SEC to effect the deregistration of the common stock.  Upon the filing of the Form 15, the Company’s obligations to file certain reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, will immediately be suspended. However, the Company intends to make voluntary SEC filings with respect to its 8.375% Senior Notes due July 2018 in compliance with its obligations under the related indenture. The Company expects the deregistration of the common stock to become effective ninety (90) days after filing the Form 15 with the SEC.

Disposition of interests in Kyte

       During the first quarter of 2015, the Company entered into a number of share purchase agreements to divest certain interests in Kyte (the “Kyte SPAs”). In March 2015, we completed a transaction to sell The Kyte Group Limited (“KGL”), which primarily included our clearing business. Following the closing of that transaction, the Company no longer offers clearing and settlement services. The Company expects the transaction to sell Kyte Broking Limited (“KBL”) in the next few months.

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

Market Volumes and Volatility

                                                Recent Activity in Underlying Markets. We believe that overall market volatility was generally higher in the first quarter of 2015 than that of the same period in 2014, particularly in currencies and interest rate markets, which contributed to increased activity in those product categories.  Many dealer banks reported increases in their fixed income, currencies and commodities revenues for the first quarter of 2015, as compared to the same prior year quarter.

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

OTC market volumes were generally mixed across most asset classes during the first quarter of 2015, as compared to the same period in 2014. OTC markets continued to confront higher capital requirements and a low global short-term interest rate environment. However, the level of the Chicago Board Options Exchange Volatility Index (“VIX”), on average, was approximately 12% higher during the first quarter of 2015 compared with the same period in the prior year. The Bank of America Merrill Lynch (“BAML”) Global Financial Stress Index was also higher during the first quarter of 2015 when compared to the same prior year period. We believe that these indexes provide valuable proxies for the overall volatility across our four brokerage product categories. However, it should be noted that volatility events can affect each of our product categories to varying degrees.

Fixed Income Volumes. Our fixed income product category is comprised of revenues related to the brokerage of cash and derivative fixed income products. Fixed income volumes typically correlate with fluctuations in interest rates, market volatility and the level of bond issuances. Interest rates remained low during the first quarter of 2015, however, market volatility in this product category generally increased compared to the same period in 2014. Corporate bond issuances increased for the three months ended March 31, 2015 as compared to the same prior year period, with the Securities Industry and Financial Markets Association (“SIFMA”) reporting a 15% increase in corporate bond issuances, year over year.  In addition, SIFMA reported a 15% increase in average daily volumes (“ADV”) for U.S. corporate debt, but also reported that the average gross notional outstanding for credit default swaps declined, year over year.  Similarly, IntercontinentalExchange Inc. (“ICE”) reported an approximately 18% decline in credit default swap trade execution revenues compared with the same period in 2014. Furthermore, BrokerTec, an electronic trading platform in the fixed income market, reported decreased ADV of 7%, year over year.  In comparison, our fixed income volumes decreased on the majority of our desks in the first quarter of 2015 from the same period in 2014, largely as a result of decreased volumes for many fixed income derivative products. Overall, our margins in this product category generally declined.  Our brokerage revenues from fixed income products declined 19% in the three months ended March 31, 2015, as compared to the same period in the prior year.

Interest Rate and Foreign Exchange Volumes. Our financial product category primarily consists of revenues related to the brokerage of foreign exchange and interest rate derivative products. Foreign exchange volumes generally increased in the first quarter of 2015, compared with the same quarter in 2014, predominately driven by increased volatility during the period.  Global foreign exchange volatility, as measured by the Deutsche Bank FX Volatility Index, or CVIX, increased approximately 41% from the year-ago quarter. CME’s foreign exchange derivatives ADVs increased 17% in the first quarter of 2015, while EBS, an electronic trading platform for spot currencies, reported a 31% increase in volumes, year over year.  In addition, reported volumes for interest rate products generally increased in the three months ended March 31, 2015, as compared to the same period in 2014, with CME reporting a 12% increase in interest rate derivatives ADVs for the first quarter of 2015. Similarly, our volumes generally increased in the financial products category in the first quarter of 2015 from the same prior year period, while changes in our margins were relatively evenly mixed amongst desks in this product category.  Overall, our brokerage revenues from financial products increased 7% in the three months ended March 31, 2015, as compared to the same period in the prior year.

Equity Volumes. Our equity product category consists of revenues related to the brokerage of cash equity and equity derivative products.

Cash equity and equity derivative volume indicators in Europe and the U.S. were generally mixed in the first quarter of 2015 compared with the same prior year period.  International Securities Exchange’s equity derivative volumes declined 22% in the first quarter of 2015 as compared to the same period in 2014, while Options Clearing Corporation reported a 9% decrease in cleared equity option contract volumes, year over year.  However, Eurex European equity derivative volumes increased 10% over that same period.  In addition, ADVs for NYSE’s U.S. cash products increased 10% during the first quarter of 2015, while ADVs for Euronext’s European cash products (the vast majority of which are cash equity products) increased 20%, year over year.  In comparison, our volumes and margins declined on a majority of our equity desks in the first quarter of 2015 as compared to the same prior year period. Our brokerage revenues from all equity products declined 13% in the first quarter of 2015, as compared to the same period in the prior year.

 Commodity Volumes. Our commodity product category consists of a wide range of energy products, and to a lesser extent, other commodity products. Energy derivatives volumes generally increased in the first quarter of 2015 as compared to the same period in 2014. CME’s Energy derivatives ADVs increased 26% in the three months ended March 31, 2015 compared with the same prior year period, while ICE’s Energy derivatives ADVs increased 13%, year over year. In addition, ICE reported an increase of approximately 5% in the quarterly rate per contract (“RPC”), while CME’s reported RPC declined approximately 8%. In comparison, the fluctuations in volumes and margins amongst our various energy product desks varied when comparing the first quarter of 2015 with the same prior year period. Our brokerage revenues from commodity products increased 5% in the first quarter of 2015, as compared to the same period in the prior year.

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

Technology Development

        Over the past few years, we have continued the expansion of our proprietary electronic trade execution capabilities for our SEF and non-SEF businesses, as well as the number of users of our hybrid electronic trading platforms. We continue to believe that our capabilities have provided us with a market leading position to address customer needs and service our markets in light of new regulatory requirements.

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

Financial Overview

Our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three-month period ended March 31, 2015:

Our total revenues decreased 3.8% to $231.5 million for the three months ended March 31, 2015 from $240.7 million for the three months ended March 31, 2014. The main factors contributing to this decrease in our revenues were:

•                  Decreased clearing services revenues primarily due to the disposal of our Kyte clearing business during March 2015;

•                  The adverse impact the strengthening of the U.S. Dollar against the Euro and British Pound had on several of our revenue streams;

•                  Lower trading volumes in certain fixed income derivatives markets in which we provide our services; and

•                  The reduction in broker personnel headcount.

Partially offsetting the above factors were the following positive factors that affected our brokerage and other revenues, including:

•                  Higher volatility levels in foreign exchange markets, which contributed to increased brokerage revenues in our financial products category;

•                  An increase in Other revenues as a result of a legal settlement gain during the first quarter of 2015; and

•                  Increased brokerage revenues from certain European commodity markets in which we provide our services.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, amortization of sign-on and retention bonuses, incentive compensation and related employee benefits and taxes.  Our compensation and employee benefits expense increased 6.9% to $147.2 million for the three months ended March 31, 2015 from $137.7 million for the three months ended March 31, 2014.  The increase was predominantly due to (i) $11.5 million of incremental compensation costs related to the modification of outstanding RSUs (as discussed in Note 11 of the Condensed Consolidated Financial Statements) and (ii) a $9.2 million increase in severance costs mostly as a result of the BGC acquisition.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees, while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses increased to $46.7 million for the three months ended March 31, 2015 from $45.8 million for the three months ended March 31, 2014.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash, deferred cash, long term equity or forgivable loans, or a combination of the foregoing, and are typically expensed over the term of the related employment agreement for cash bonuses and forgivable loans and the related service period for deferred cash and long term equity, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment or forgivable loan and forfeiture provisions for unvested deferred cash or equity should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses was $6.2 million for the three months ended March 31, 2015, as compared to $8.3 million for the three months ended March 31, 2014.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Revenues
Agency commissions	$117,991	$121,415
Principal transactions	47,010	51,689
Total brokerage revenues	165,001	173,104
Clearing services revenues	21,338	34,164
Interest income from clearing services	297	528
Equity in net earnings of unconsolidated businesses	1,564	2,554
Software, analytics and market data	25,756	25,765
Other income, net	17,566	4,624
Total revenues	231,522	240,739
Interest and transaction-based expenses
Transaction fees on clearing services	20,495	32,640
Transaction fees on brokerage services	5,283	5,503
Interest expense from clearing services	128	169
Total interest and transaction-based expenses	25,906	38,312
Revenues, net of interest and transaction-based expenses	205,616	202,427
Expenses
Compensation and employee benefits	147,217	137,697
Communications and market data	12,042	13,347
Travel and promotion	6,383	7,779
Rent and occupancy	6,927	8,086
Depreciation and amortization	7,321	8,596
Professional fees	18,436	6,171
Interest on borrowings	7,868	7,784
Merger termination fees	24,728	—
Other expenses	6,233	7,464
Total other expenses	237,155	196,924
(Loss) income before (benefit from) provision for income taxes	(31,539)	5,503
(Benefit from) provision for income taxes	(12,392)	1,094
Net (loss) income before attribution to non-controlling stockholders	(19,147)	4,409
Less: Net income attributable to non-controlling interests	776	406
GFI’s net (loss) income	$(19,923)	$4,003

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenues
Agency commissions	57.4%	60.0%
Principal transactions	22.9	25.5
Total brokerage revenues	80.3	85.5
Clearing services revenues	10.4	16.9
Interest income from clearing services	0.1	0.2
Equity in net earnings of unconsolidated businesses	0.8	1.3
Software, analytics and market data	12.5	12.7
Other income, net	8.5	2.3
Total revenues	112.6	118.9
Interest and transaction-based expenses
Transaction fees on clearing services	9.9	16.1
Transaction fees on brokerage services	2.6	2.7
Interest expense from clearing services	0.1	0.1
Total interest and transaction-based expenses	12.6	18.9
Revenues, net of interest and transaction-based expenses	100.0%	100.0%
Expenses
Compensation and employee benefits	71.6	68.0
Communications and market data	5.8	6.6
Travel and promotion	3.1	3.8
Rent and occupancy	3.4	4.0
Depreciation and amortization	3.6	4.3
Professional fees	9.0	3.1
Interest on borrowings	3.8	3.8
Merger termination fees	12.0	0.0
Other expenses	3.0	3.7
Total other expenses	115.3%	97.3%
(Loss) income before (benefit from) provision for income taxes	(15.3)	2.7
(Benefit from) provision for income taxes	(6.0)	0.5
Net (loss) income before attribution to non-controlling stockholders	(9.3)	2.2
Less: Net income attributable to non-controlling interests	0.4	0.2
GFI’s net (loss) income	(9.7)%	2.0%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net Loss

GFI’s net loss was $19.9 million for the three months ended March 31, 2015 compared to net income of $4.0 million for the same period in 2014. We generated total revenues of $231.5 million for the first quarter of 2015 compared with $240.7 million for the same period in the prior year. The net decrease in total revenues reflected lower clearing services revenues and lower brokerage revenues, partially offset by an increase in other revenues, primarily due to the factors set forth above under heading “Financial Overview.”

Total interest and transaction-based expenses decreased by $12.4 million for the three months ended March 31, 2015 from the same quarter in 2014. The decrease was primarily due to a decline in transaction fees on clearing services largely as a result of the disposal of the Kyte clearing business during March 2015.

Total expenses, excluding interest and transaction-based expenses, were $237.2 million for the three months ended March 31, 2015 compared with $196.9 million in the same prior year period.  The increase was primarily attributable to the CME Merger termination fee, an increase in compensation and employee benefits expense and merger and acquisition related professional fees.

We recorded a benefit from income taxes of $12.4 million for the three months ended March 31, 2015 as compared to a provision of $1.1 million for the three months ended March 31, 2014. The change was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the three months ended March 31, 2015 as compared to the same period in 2014 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2015	%*	2014	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$41,850	20.4%	$51,735	25.6%	$(9,885)	(19.1)%
Equity	26,211	12.7	30,043	14.8	(3,832)	(12.8)
Financial	55,035	26.8	51,539	25.5	3,496	6.8
Commodity	41,905	20.4	39,787	19.6	2,118	5.3
Total brokerage revenues	165,001	80.2	173,104	85.5	(8,103)	(4.7)
Clearing services revenues	21,338	10.4	34,164	16.9	(12,826)	(37.5)
Other revenues	45,183	22.0	33,471	16.5	11,712	35.0
Total revenues	231,522	112.6	240,739	118.9	(9,217)	(3.8)
Total interest and transaction-based expenses	25,906	12.6	38,312	18.9	(12,406)	(32.4)
Revenues, net of interest and transaction-based expenses	$205,616	100.0%	$202,427	100.0%	$3,189	1.6%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended March 31, 2015 as compared to the same period in 2014.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories for the three months ended March 31, 2015 increased approximately 2%, as compared to the same prior year period.

•                  Fixed income product brokerage revenues decreased $9.9 million, or 19.1%, for the three months ended March 31, 2015 compared to the same period in 2014.  Revenues from fixed income derivative and cash products decreased approximately 24.1% and 16.1%, respectively, year over year.  Our fixed income revenues decreased due, in part, to lower fixed income derivative trading volumes amid the continued low global interest rate environment, as well as reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for fixed income products decreased by 26 to 262 employees for the three months ended March 31, 2015.

•                  Equity product brokerage revenues decreased $3.8 million, or 12.8%, for the three months ended March 31, 2015 compared with the same prior year period.  The decrease in revenues was largely attributable to reduced trading volumes for certain equity derivative products and reduced brokerage personnel headcount in this product category.  Our average monthly brokerage personnel headcount for equity products decreased by 22 to 148 employees for the three months ended March 31, 2015.

•                  The increase in financial product brokerage revenues of $3.5 million, or 6.8%, for the three months ended March 31, 2015 compared with the same prior year period, was largely due to higher currency market volatility during 2015.  Our average monthly brokerage personnel headcount for financial products decreased by 23 to 340 employees for the three months ended March 31, 2015.

•                  Commodity product brokerage revenues increased $2.1 million, or 5.3%, for the three months ended March 31, 2015 compared to the same prior year quarter.  The increase was primarily attributable to an increase in our commodities brokerage revenues in Europe, including an increase in revenues derived from certain energy derivative products.  Our average monthly brokerage personnel headcount for commodity products increased by 1 to 264 employees for the three months ended March 31, 2015.

Clearing Services Revenue

•                  Clearing services revenues decreased by $12.8 million, or 37.5%, in the first quarter of 2015 compared to the same prior year period, primarily due to the disposal of the Kyte clearing business during March 2015.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014	Increase (Decrease)	%*
Software, analytics and market data	$25,756	$25,765	$(9)	(0.0)%
Equity in net earnings of unconsolidated businesses	1,564	2,554	(990)	(38.8)
Remeasurement of foreign currency transactions and balances	(1,038)	(92)	(946)	1,028.3
Net realized and unrealized gains from foreign currency hedges	3,601	202	3,399	1,682.7
Interest income on short-term investments	78	124	(46)	(37.1)
Interest income from clearing services	297	528	(231)	(43.8)
Other	14,925	4,390	10,535	240.0
Total other revenues	$45,183	$33,471	$11,712	35.0%

*                             Denotes % change of dollar amount of revenue for the three months ended March 31, 2015 as compared to the three months ended March 31, 2015

Other revenues increased by $11.7 million for the three months ended March 31, 2015 as compared to the same quarter in 2014. The increase was primarily due to an increase in Other, as a result of a legal settlement gain during the first quarter of 2015. The increase in Other revenues was also due, in part, to an increase in net realized and unrealized gains largely associated with foreign currency forward contracts used to hedge revenues and certain foreign currency assets, and was primarily driven by the strengthening of the U.S. Dollar against the British Pound.  In addition, the organic growth of our Trayport subsidiary, whose software revenues are included in Software, analytics and market data, was more than offset by the adverse impact the strengthening of the U.S. Dollar against the British Pound had on its reported revenues.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $12.4 million in the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to the disposal of the Kyte clearing business during March 2015.

Expenses

The following table sets forth the changes in expenses for the three months ended March 31, 2015 as compared to the same period in 2014 (dollars in thousands, except percentage data):

	For the Three Months Ended March 31,
	2015	%*	2014	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$147,217	71.6%	$137,697	68.0%	$9,520	6.9%
Communications and market data	12,042	5.8	13,347	6.6	(1,305)	(9.8)
Travel and promotion	6,383	3.1	7,779	3.8	(1,396)	(17.9)
Rent and occupancy	6,927	3.4	8,086	4.0	(1,159)	(14.3)
Depreciation and amortization	7,321	3.6	8,596	4.3	(1,275)	(14.8)
Professional fees	18,436	9.0	6,171	3.1	12,265	198.8
Interest on borrowings	7,868	3.8	7,784	3.8	84	1.1
Merger termination fees	24,728	12.0	—	0.0	24,728	100.0
Other expenses	6,233	3.0	7,464	3.7	(1,231)	(16.5)
Total other expenses	$237,155	115.3%	$196,924	97.3%	$40,231	20.4%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

Compensation and Employee Benefits

•                  Compensation and employee benefits expense increased $9.5 million for the three months ended March 31, 2015 as compared with the same prior year period. The increase was predominantly due to (i) $11.5 million of incremental compensation costs related to the modification of outstanding RSUs (as discussed in Note 11 of the Condensed Consolidated Financial Statements) and (ii) a $9.2 million increase in severance costs mostly as a result of the BGC acquisition. Partially offsetting these increases was (i) lower broker performance bonus expense resulting from lower brokerage revenues, (ii) lower broker salary expense on reduced brokerage personnel headcount and (iii) a decrease in amortization expense on previously paid sign-on and retention bonuses.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 71.6% for the three months ended March 31, 2015 compared to 68.0% for the same period in 2014, though the increase was largely due to non-recurring charges, including incremental compensation costs related to the modification of outstanding RSUs and severance costs related to the BGC acquisition.

•                  Performance bonus expense represented 42.2% and 39.1% of total compensation and employee benefits expense for the three months ended March 31, 2015 and 2014, respectively.  This increase was primarily driven by the incremental compensation costs associated with the modification of our RSUs. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 4.3% and 6.3% of total compensation and employee benefits expense for the three months ended March 31, 2015 and 2014, respectively.

All Other Expenses

•                  As discussed in Note 2 to the Condensed Consolidated Financial Statements, pursuant to the terms of the CME Merger Agreement, we were required to pay CME a termination fee of $24.7 million (including reimbursement to CME of $7.1 million of its merger related expenses) during the three months ended March 31, 2015.

•                  The increase in professional fees of $12.3 million was primarily attributable to merger and acquisition related services provided to the Company during the first quarter of 2015.

•                  The decrease in travel and promotion expense of $1.4 million was due, in large part, to the effect of cost savings initiatives.

•                  The decrease in communications and market data expense of $1.3 million was primarily attributable to lower expenditures on price quotation systems, due, in part, to lower broker headcount.

•                  The decrease in depreciation and amortization expense of $1.3 million in the first quarter of 2015 was largely due lower intangible amortization expense as a result of the disposal of the Kyte clearing business.

•                  The decrease in rent and occupancy expense of $1.2 million was due to a combination of individually small items, including a decrease in rental obligations due to the disposal of the Kyte clearing business.

Income Taxes

•                  We recorded a benefit from income taxes of $12.4 million for the three months ended March 31, 2015, as compared to a provision for income taxes of $1.1 million for the three months ended March 31, 2014.  The change from a provision for income taxes to a benefit from income taxes was primarily due to an allowable U.S. income tax deduction as a result of the merger termination fee paid to CME following the termination of the CME Merger Agreement in January 2015. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

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

Segment Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended March 31, 2015
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$57,552	$84,500	$20,757	$28,253	$40,460	$231,522
Revenues, net of interest and transaction-based expenses	54,926	81,654	20,663	7,217	41,156	205,616
Other expenses	38,446	54,032	13,004	5,916	125,757	237,155
Income (loss) before income taxes	16,480	27,622	7,659	1,301	(84,601)	(31,539)

	Three Months Ended March 31, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$61,698	$89,300	$19,223	$44,293	$26,225	$240,739
Revenues, net of interest and transaction-based expenses	58,752	86,427	19,103	11,140	27,005	202,427
Other expenses	44,410	57,723	13,471	10,209	71,111	196,924
Income (loss) before income taxes	14,342	28,704	5,632	931	(44,106)	5,503

Total Revenues

•                  Total revenues for Americas Brokerage and EMEA Brokerage decreased $4.1 million, or 6.7%, and $4.8 million, or 5.4%, respectively, for the first quarter of 2015. Total revenues for Asia Brokerage increased $1.5 million, or 8.0%, for the three months ended March 31, 2015. Total revenues for our three brokerage segments in total decreased by $7.4 million, or 4.4%, to $162.8 million for the three months ended March 31, 2015. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014”.

•                  Total revenues for Clearing and Backed Trading decreased $16.0 million, or 36.2%, for the three months ended March 31, 2015. The decrease was primarily due to the disposal of the Kyte clearing business in March 2015.

•                  Total revenues for All Other increased by $14.2 million, or 54.3%, for the three months ended March 31, 2015. This increase was primarily due to (i) a legal settlement gain during the first quarter of 2015 and (ii) net realized and unrealized gains largely associated with foreign currency forward contracts used to hedge revenues and certain foreign currency assets.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased to $5.6 million for the three months ended March 31, 2015, as compared to $5.9 million for the same period in 2014.

•                  Total interest and transaction-based fees for Clearing and Backed Trading decreased by $12.2 million to $21.0 million for the three months ended March 31, 2015 from $33.2 million for the prior year first quarter, primarily due to the disposal of the Kyte clearing business in March 2015.

Other Expenses

•                  Other expenses for Americas, EMEA and Asia Brokerages decreased $6.0 million, or 13.4%, $3.7 million, or 6.4%, and $0.5 million, or 3.5%, respectively, for the first quarter of 2015. The decrease for the Americas and EMEA brokerage segments was largely due to a decrease in compensation and employee benefits expense resulting from (i) lower cash performance bonus expense on lower brokerage revenues and (ii) lower broker salary expense on reduced brokerage headcount.  The decrease for the Asia brokerage segment was primarily due to a decrease in compensation and employee benefits expense resulting from lower broker salary expense on reduced brokerage headcount. Total Other expenses for our three brokerage segments decreased by $10.1 million, or 8.8%, to $105.5 million for the three months ended March 31, 2015.

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

•                  Other expenses for Clearing and Backed Trading decreased $4.3 million, or 42.1% for the three months ended March 31, 2015. The decrease was primarily due to the disposal of the Kyte clearing business during March 2015.

•                  Other expenses for All Other increased by $54.6 million, or 76.8% for the three months ended March 31, 2015. The increase was primarily attributable to (i) the $24.7 million merger termination fee which we were required to pay to CME upon the termination of the merger in January 2015, (ii) $11.5 million of incremental compensation costs related to the modification of outstanding RSUs during the first quarter of 2015 and (iii) an increase in merger and acquisition related professional fees.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from April 1, 2013 to March 31, 2015. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(dollars in thousands)
Revenues
Agency commissions	$117,991	$111,194	$112,303	$109,692	$121,415	$103,278	$109,365	$122,476
Principal transactions	47,010	41,240	41,453	45,948	51,689	40,246	41,841	51,562
Total brokerage revenues	165,001	152,434	153,756	155,640	173,104	143,524	151,206	174,038
Clearing services revenues	21,338	26,359	26,373	28,602	34,164	28,911	32,722	39,439
Interest income from clearing services	297	550	579	572	528	570	455	431
Equity in net earnings of unconsolidated businesses	1,564	2,925	639	1,493	2,554	1,241	1,566	2,300
Software, analytics and market data	25,756	25,543	26,095	25,595	25,765	24,100	22,472	21,808
Other income, net	17,566	4,079	2,859	6,203	4,624	4,001	4,012	4,262
Total revenues	231,522	211,890	210,301	218,105	240,739	202,347	212,433	242,278
Interest and transaction-based expenses
Transaction fees on clearing services	20,495	24,102	24,786	26,936	32,640	27,213	31,620	38,424
Transaction fees on brokerage services	5,283	4,832	4,330	4,655	5,503	4,183	4,430	5,335
Interest expense from clearing services	128	261	206	185	169	180	143	87
Total interest and transaction-based expenses	25,906	29,186	29,322	31,776	38,312	31,576	36,193	43,846
Revenues, net of interest and transaction-based expenses	205,616	182,704	180,979	186,329	202,427	170,771	176,240	198,432
Expenses
Compensation and employee benefits	147,217	121,112	122,720	130,003	137,697	123,485	121,109	134,613
Communications and market data	12,042	12,620	13,335	13,520	13,347	12,798	13,747	13,743
Travel and promotion	6,383	8,341	7,184	7,961	7,779	7,555	7,380	7,857
Rent and occupancy	6,927	7,488	7,835	7,890	8,086	6,228	7,901	7,039
Depreciation and amortization	7,321	8,461	8,480	8,797	8,596	8,333	8,320	8,334
Professional fees	18,436	11,976	13,650	10,107	6,171	5,703	5,712	6,385
Interest on borrowings	7,868	7,905	8,466	8,143	7,784	7,822	7,612	7,175
Merger termination fees	24,728	—	—	—	—	—	—	—
Impairment of goodwill and long-lived assets	—	4,061	—	121,619	—	19,602	—	—
Other expenses	6,233	6,595	6,825	7,237	7,464	7,116	5,615	5,699
Total other expenses	237,155	188,559	188,495	315,277	196,924	198,642	177,396	190,845
(Loss) income before (benefit from) provision for income taxes	(31,539)	(5,855)	(7,516)	(128,948)	5,503	(27,871)	(1,156)	7,587
(Benefit from) provision for income taxes	(12,392)	276	(56)	(31,277)	1,094	2,994	(1,127)	719
Net (loss) income before attribution to non-controlling stockholders	(19,147)	(6,131)	(7,460)	(97,671)	4,409	(30,865)	(29)	6,868
Less: Net income attributable to non-controlling interests	776	428	231	125	406	37	432	177
GFI’s net (loss) income	$(19,923)	$(6,559)	$(7,691)	$(97,796)	$4,003	$(30,902)	$(461)	$6,691

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Revenues
Agency commissions	57.4%	60.9%	62.1%	58.9%	60.0%	60.5%	62.1%	61.7%
Principal transactions	22.9	22.6	22.9	24.7	25.5	23.6	23.7	26.0
Total brokerage revenues	80.3	83.5	85.0	83.6	85.5	84.1	85.8	87.7
Clearing services revenues	10.4	14.4	14.6	15.4	16.9	16.9	18.5	19.9
Interest income from clearing services	0.1	0.3	0.3	0.3	0.2	0.3	0.3	0.2
Equity in net earnings of unconsolidated businesses	0.8	1.6	0.3	0.8	1.3	0.7	0.9	1.2
Software, analytics and market data	12.5	14.0	14.4	13.7	12.7	14.1	12.7	11.0
Other income, net	8.5	2.2	1.6	3.3	2.3	2.4	2.3	2.1
Total revenues	112.6	116.0	116.2	117.1	118.9	118.5	120.5	122.1
Interest and transaction-based expenses
Transaction fees on clearing services	9.9	13.2	13.7	14.5	16.1	15.9	17.9	19.4
Transaction fees on brokerage services	2.6	2.6	2.4	2.5	2.7	2.5	2.5	2.7
Interest expense from clearing services	0.1	0.2	0.1	0.1	0.1	0.1	0.1	0.0
Total interest and transaction-based expenses	12.6	16.0	16.2	17.1	18.9	18.5	20.5	22.1
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	71.6	66.3	67.8	69.8	68.0	72.3	68.7	67.8
Communications and market data	5.8	6.9	7.3	7.2	6.6	7.5	7.8	6.9
Travel and promotion	3.1	4.6	4.0	4.3	3.8	4.4	4.2	4.0
Rent and occupancy	3.4	4.1	4.3	4.2	4.0	3.6	4.5	3.5
Depreciation and amortization	3.6	4.6	4.7	4.7	4.3	4.9	4.7	4.2
Professional fees	9.0	6.6	7.5	5.4	3.1	3.3	3.3	3.2
Interest on borrowings	3.8	4.3	4.7	4.4	3.8	4.6	4.3	3.6
Merger termination fees	12.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Impairment of goodwill and long-lived assets	0.0	2.2	0.0	65.3	0.0	11.5	0.0	0.0
Other expenses	3.0	3.6	3.8	3.9	3.7	4.2	3.2	2.9
Total other expenses	115.3%	103.2%	104.1%	169.2%	97.3%	116.3%	100.7%	96.1%
(Loss) income before (benefit from) provision for income taxes	(15.3)	(3.2)	(4.1)	(69.2)	2.7	(16.3)	(0.7)	3.9
(Benefit from) provision for income taxes	(6.0)	0.2	0.0	(16.8)	0.5	1.8	(0.6)	0.4
Net (loss) income before attribution to non-controlling stockholders	(9.3)	(3.4)	(4.1)	(52.4)	2.2	(18.1)	(0.1)	3.5
Less: Net income attributable to non-controlling interests	0.4	0.2	0.1	0.1	0.2	0.0	0.2	0.1
GFI’s net (loss) income	(9.7)%	(3.6)%	(4.2)%	(52.5)%	2.0%	(18.1)%	(0.3)%	3.4%

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. At March 31, 2015, we had $131.9 million of cash and cash equivalents compared to $183.4 million at December 31, 2014. Included in this amount are $70.0 million and $110.8 million of cash and cash equivalents held by subsidiaries outside of the United States at March 31, 2015 and December 31, 2014, respectively. Excluded from the preceding balances as of March 31, 2015 and December 31, 2014  is $12.2 million and $38.1 million, respectively, of cash and cash equivalents classified within Assets held for sale on the Condensed Consolidated Statements of Financial Condition (See Note 4 to the Condensed Consolidated Financial Statements for further information). We have historically asserted the intent to indefinitely reinvest, with very limited exceptions, the unremitted profits of our foreign subsidiaries.  We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States. For profits earned during the three months ended March 31, 2015 that are not permanently reinvested, the deferred tax liability for those earnings is zero due to the excess foreign tax credits that will be generated as a result of repatriation.

Included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges. We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $59.6 million and $44.4 million as of March 31, 2015 and December 31, 2014, respectively.

The following table summarizes our cash position as of March 31, 2015 and December 31, 2014, respectively.

	March 31,	December 31,
	2015	2014
	(dollars in thousands)

Cash and cash equivalents	$131,870	$183,432
Cash held at clearing organizations, net of customer cash (1)	59,595	44,358
Cash included in Assets held for sale	14,279	40,065
Total balance sheet cash	$205,744	$267,855

(1)         As the transaction to sell KGL was completed in March 2015 there was no balance due to our clearing customers or any clearing customer cash as of March 31, 2015.

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

Sources and Uses of Cash

Net cash used in operating activities was $65.5 million for the three months ended March 31, 2015 compared with $21.0 million for the three months ended March 31, 2014, a net increase in cash used of $44.5 million. This increase was primarily due to (i) a change of $23.6 million in net (loss) income before attribution to non-controlling stockholders and (ii) a $11.4 million decrease in non-cash items that reconcile net (loss) income to net cash used in operating activities for the three months ended March 31, 2015, compared with the same prior year period.  The decrease in non-cash items was largely related to an increase in benefit from deferred taxes and gains on foreign exchange derivative contracts, net, partially offset by an increase in deferred compensation, which was primarily a result of the incremental compensation costs associated with the modification of RSUs. In addition, the increase was also due to a $9.6 million increase in working capital employed in the business in the three months ended March 31, 2015. Such working capital changes include (i) receivables from/payables to brokers, dealers, and clearing organizations, (ii) payables to clearing service customers, (iii) accrued compensation, (iv) accounts receivable, and (v) other assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2015 was $58.0 million compared with $7.1 million of net cash provided by investing activities for the three months ended March 31, 2014, a net increase in cash used of $65.1 million. This increase in net cash used in investing activities was primarily due to (i) $60.0 million of loans provided to BGC during the first quarter of 2015 and (ii) a decrease in proceeds from the disposition of interests in unconsolidated businesses and available-for-sale securities, year over year.

Net cash provided by financing activities for the three months ended March 31, 2015 was $49.3 million compared to $11.7 million of cash used during the three months ended March 31, 2014, an increase in cash provided of $61.0 million. This increase in net cash used was primarily due an increase in net proceeds in short-term borrowings, and to a lesser extent, a decrease in cash dividends paid to shareholders during the first quarter of 2015.

Regulatory Requirements

Our liquidity and available cash resources are, in part, restricted by the regulatory capital requirements of certain of our material operating subsidiaries, including GFI Securities LLC, Amerex Brokers LLC, GFI Swaps Exchange LLC, GFI Securities Limited, GFI Brokers Limited, Kyte Broking Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators. In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 17 to the Condensed Consolidated Financial Statements for further details on our regulatory requirements.

Short and Long Term Debt

Our outstanding debt at March 31, 2015 consisted of $240.0 million of our 8.375% Senior Notes and $60.0 million of borrowings under our Credit Agreement. The unused borrowing capacity under our Credit Agreement at March 31, 2015 and December 31, 2014 was $15.0 million and $65.0 million, respectively. The 8.375% Senior Notes mature in July 2018 and the Credit Agreement matures in December 2015. See Note 8 to the Condensed Consolidated Financial Statements for further details on our debt.

The Credit Agreement contains certain financial and other covenants. The financial covenants contained in our Credit Agreement require that we maintain minimum consolidated capital, as defined, of no less than $375.0 million at any time.  The amendment to the Credit Agreement executed in July 2014 reduced the required minimum amount of consolidated capital by any goodwill or asset impairment charge in an aggregate amount not to exceed $160.0 million contained in our financial statements in any of the fiscal quarters ending June 30, 2014, September 30, 2014 or December 31, 2014.  In April 2015, GFI entered into a fourth amendment to the Credit Agreement, whereby the minimum consolidated capital the Company is required to maintain was adjusted to $215.0 million.

Failure to comply with this financial covenant would result in an event of default under our Credit Agreement unless waived by our lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As of March 31, 2015, we were in full compliance with the financial covenant described above.

In February 2015, in connection with the transactions contemplated by the tender offer agreement, the Company entered into a third amendment to the Credit Agreement to permit the transactions contemplated by the tender offer agreement, including by amending the definition of “Change of Control” to permit BGC to acquire shares of the equity of the Company in excess of 35% without triggering a “Change of Control” under the Credit Agreement.

Credit Ratings

As of March 31, 2015, we maintained the following public long-term credit ratings:

Rating
Moody’s Investor Services	B1
Standard & Poor’s	B
Fitch Ratings Inc.	B

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

On February 3, 2015, Fitch further lowered its credit rating on our 8.375% Senior Notes two notches to B and placed the 8.375% Senior Notes rating on Rating Watch Evolving, following the termination of the CME Merger. On February 4, 2015, Moody’s placed our 8.375% Senior Notes rating on review for downgrade following the termination of the CME Merger. On February 5, 2015, S&P placed our 8.375% Senior Notes rating on CreditWatch Developing following the termination of the CME Merger.

On February 24, 2015, Moody’s continued its review for downgrade on our 8.375% Senior Notes after our Board of Directors unanimously agreed to support BGC’s tender offer for all of the outstanding shares of GFI common stock. On March 3, 2015, Fitch placed our 8.375% Senior Notes rating on Rating Watch Positive following the successful completion of BGC’s tender offer for GFI shares.  On March 9, 2015, S&P placed our 8.375% Senior Notes rating on CreditWatch Positive following the successful completion of BGC’s tender offer for GFI shares.

On April 29, 2015, S&P raised its credit rating on our 8.375% Senior Notes four notches to BB+, following the announcement that BGC gained the two-thirds ownership necessary to effect the full merger of GFI. See Note 20 of the Condensed Consolidated Financial Statements under “Related party transactions” for further information on GFI’s issuance of shares to BGC. S&P indicated its rating on our 8.375% Senior Notes remained on CreditWatch with positive implications. On May 6, 2015, Fitch increased its credit rating on our 8.375% Senior Notes four notches to BB+ and has also removed our 8.375% Senior Notes rating  the from Rating Watch Positive and assigned a Positive Rating Outlook, following the purchase of additional GFI shares by BGC. The recent upgrades from S&P and Fitch will lower our interest rate by 100 basis points. Any upgrade from Moody’s could also lower our rate on the Senior Notes up to a maximum of 50 basis points.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. The payment of quarterly dividends was suspended by the Company’s Board during the third quarter of 2014, in conjunction with the then-pending Amended CME Merger Agreement.  Following the Company’s acquisition by BGC the payment of quarterly dividends continues to be suspended. Therefore, the Company did not pay a cash dividend during the first quarter of 2015. Cash dividends paid for the three months ended March 31, 2014 were approximately $6.2 million.

Common Stock

We may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 9 to our Condensed Consolidated Financial Statements for further discussion of stock repurchases.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$133,077	$13,711	$23,825	$23,262	$72,279
Short-term borrowings	60,000	60,000	—	—	—
Interest on Long-term debt (1)	87,150	24,900	49,800	12,450	—
Long-term debt	240,000	—	—	240,000	—
Purchase obligations (2)	23,472	18,711	4,470	291	—
Total	$543,699	$117,322	$78,095	$276,003	$72,279

(1)         The amounts listed under Interest on Long-term debt includes increases to our applicable per annum interest on our 8.375% Senior Notes that were effective as a result of downgrades to our credit rating by the various credit agencies in 2012 and 2013. In the event that our credit ratings are subsequently increased or decreased, the applicable per annum interest could change and the amounts disclosed in this table would change; provided, however, the applicable per annum interest rate cannot increase by more than 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture. See Note 8 and Note 20 to the Condensed Consolidated Financial Statements for further details.

(2)         The amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures. See Note 12 to our Condensed Consolidated Financial Statements for further discussion.

We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $8.0 million, excluding interest of $1.2 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions that have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2015 as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

We have disclosed in Note 3 to our Condensed Consolidated Financial Statements and in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Form 10-K those accounting policies that we consider to be significant in determining our results of operations and financial condition. There have been no material changes to those policies that we consider to be significant since our 2014 Form 10-K. The accounting principles utilized by us in preparing our Condensed Consolidated Financial Statements conform in all material respects to generally accepted accounting principles in the United States of America.

Recent Accounting Pronouncements

Refer to Note 3 to our Condensed Consolidated Financial Statements for a discussion of new accounting pronouncements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2014 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the three months ended March 31, 2015.

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. At March 31, 2015 and December 31, 2014, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $3.2 million as of March 31, 2015.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

GFI Group Inc.:

We have reviewed the accompanying condensed consolidated statement of financial condition of GFI Group Inc. and its subsidiaries as of March 31, 2015, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month periods ended March 31, 2015 and March 31, 2014 and the condensed consolidated statement of cash flows for the three month periods ended March 31, 2015 and March 31, 2014.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition as of December 31, 2014, and the related consolidated statement of operations and comprehensive loss, and of cash flows for the year then ended (not presented herein), and in our report dated March 13, 2015, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated statement of financial condition from which it has been derived.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 11, 2015

PART II—OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

See Note 12—“Commitments and Contingencies” to the Company’s Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

ITEM 1A.      RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed in the 2014 Form 10-K. For a discussion of those risk factors affecting the Company, see “Risk Factors” in Part I, Item 1A of our 2014 Form 10-K.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by the Company of its common stock during the quarterly period ended March 31, 2015.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January
Employee Transactions(a)	101,898	$5.61

February
Employee Transactions(a)	—	$—

March
Employee Transactions(a)	—	$—

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

ITEM 5. Other Information

Subsequent Event:

On May 7, 2015, the Company’s Board appointed Sean A. Windeatt as the Company’s Chief Operating Officer.  Mr. Windeatt, 41, has been the Chief Operating Officer of BGC Partners Inc. since January 2009. Prior to that, Mr. Windeatt was an Executive Managing Director and Vice President of BGC Partners since 2007 and served as a Director of Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt has also served as a Business Manager and member of the finance department of Cantor Fitzgerald International from 1997 to 2003.

ITEM 6.               EXHIBITS

Exhibits:

Exhibit No.	Description
10.1

Fourth Amendment to Credit Agreement, dated as of April 30, 2015, among GFI Group Inc. and GFI Holdings Limited, as Borrowers, certain subsidiaries of the Company as Guarantors, various Lenders and Bank of America, N.A., as Administrative Agent

10.2	Employment Agreement, dated as of April 15, 2015, between BGC Partners, L.P., GFI Group Inc., and Michael A. Gooch

10.3	Amended and Restated Employment Agreement, dated as of April 30, 2015, between BGC Partners, L.P., GFI Group Inc., and Colin Heffron

10.4	Separation from Employment Agreement, dated as of April 30, 2015, between GFI Group Inc. and Ronald Levi

31.1	Certification of Principal Executive Officer.

31.2	Certification of Principal Financial Officer.

32.1	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(*) Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2015 and 2014,  (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (v) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2015.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)