Form 10-Q
period 2015-06-30
GFI Group Inc.
filed 2015-08-10
CIK 1292426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☒     NO ☐

(Explanatory Note: Since June 1, 2015, the registrant has been a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act of 1934. As a voluntary filer, the registrant filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements.)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The number of shares of registrant’s common stock outstanding on July 31, 2015 was 170,814,812.

Part I—Financial Information
		Page Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition as of June 30, 2015 (unaudited) and December 31, 2014	4

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 (unaudited) and June 30, 2014 (unaudited)	7

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2015 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	66

Part II—Other Information

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 6.	Exhibits	68

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$102,302	$183,432
Cash and securities segregated under federal and other regulations	156	163
Accounts receivable, net of allowance for doubtful accounts of $1,520 and $1,900 at June 30, 2015 and December 31, 2014, respectively	88,064	82,748
Receivables from brokers, dealers and clearing organizations	450,107	507,601
Property, equipment and leasehold improvements, net of depreciation and amortization of $205,445 and $196,237 at June 30, 2015 and December 31, 2014, respectively	52,473	55,897
Goodwill	134,580	134,542
Intangible assets, net	27,615	30,905
Receivables from related parties	97,102	232
Other assets	199,533	172,721
Assets held for sale	—	193,701
TOTAL ASSETS	$1,151,932	$1,361,942

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	$111,322	$88,590
Accounts payable and accrued expenses	45,081	31,791
Payables to brokers, dealers and clearing organizations	384,179	463,243
Short-term borrowings	50,000	10,000
Long-term debt	240,000	240,000
Other liabilities	70,820	70,270
Liabilities held for sale	—	161,914
Total Liabilities	$901,402	$1,065,808
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 187,509,724 and 144,290,612 shares issued at June 30, 2015 and December 31, 2014, respectively, net of $430 for issuance of common stock for Note receivable	1,444	1,442
Additional paid in capital, net of $249,570 for issuance of common stock for Note receivable	379,069	399,774
Retained deficit	(52,752)	(31,050)
Treasury stock, 16,694,912 and 16,724,843 shares of common stock at cost, at June 30, 2015 and December 31, 2014, respectively	(73,367)	(73,445)
Accumulated other comprehensive loss	(6,212)	(2,493)
Total Stockholders’ Equity	248,182	294,228
Non-controlling interests	2,348	1,906
Total Equity	250,530	296,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,151,932	$1,361,942

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Agency commissions	$104,240	$109,692	$222,231	$231,107
Principal transactions	41,068	45,948	88,078	97,637
Total brokerage revenues	145,308	155,640	310,309	328,744
Clearing services revenues	—	28,602	21,338	62,766
Interest income from clearing services	—	572	297	1,100
Equity in net earnings of unconsolidated businesses	679	1,493	2,243	4,047
Software, analytics and market data	25,171	25,595	50,927	51,360
Other income, net	2,465	6,203	20,031	10,827
Total revenues	173,623	218,105	405,145	458,844
Interest and transaction-based expenses
Transaction fees on clearing services	—	26,936	20,495	59,576
Transaction fees on brokerage services	5,482	4,655	10,765	10,158
Interest expense from clearing services	—	185	128	354
Total interest and transaction-based expenses	5,482	31,776	31,388	70,088
Revenues, net of interest and transaction-based expenses	168,141	186,329	373,757	388,756
Expenses
Compensation and employee benefits	119,511	130,003	266,728	267,700
Communications and market data	10,685	13,520	22,727	26,867
Travel and promotion	6,023	7,961	12,406	15,740
Rent and occupancy	6,812	7,890	13,739	15,976
Depreciation and amortization	6,808	8,797	14,129	17,393
Professional fees	3,449	10,107	21,885	16,278
Interest on borrowings	7,991	8,143	15,859	15,927
Impairment of goodwill	—	121,619	—	121,619
Merger termination fees	—	—	24,728	—
Other expenses	6,577	7,237	12,810	14,701
Total other expenses	167,856	315,277	405,011	512,201
Income (loss) before provision for (benefit from) income taxes	285	(128,948)	(31,254)	(123,445)
Provision for (benefit from) income taxes	2,078	(31,277)	(10,314)	(30,183)
Net loss before attribution to non-controlling stockholders	(1,793)	(97,671)	(20,940)	(93,262)
Less: Net (loss) income attributable to non-controlling interests	(14)	125	762	531
GFI’s net loss	$(1,779)	$(97,796)	(21,702)	$(93,793)

Loss per share available to common stockholders
Basic	$(0.01)	$(0.78)	$(0.15)	$(0.76)
Diluted	$(0.01)	$(0.78)	$(0.15)	$(0.76)
Weighted average shares outstanding
Basic	157,574,973	124,909,412	142,540,600	123,643,160
Diluted	157,574,973	124,909,412	142,540,600	123,643,160
Dividends declared per share of common stock	$0.00	$0.05	$0.00	$0.10

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss before attribution to non-controlling stockholders	$(1,793)	$(97,671)	$(20,940)	$(93,262)

Other comprehensive (loss) income:
Foreign currency translation adjustment	2,224	2,151	(4,026)	4,392
Unrealized loss on available-for-sale securities, net of tax(1)	(10)	—	(10)	(1,069)
Total other comprehensive (loss) income	2,214	2,151	(4,036)	3,323

Comprehensive (loss) income including non-controlling stockholders	421	(95,520)	(24,976)	(89,939)
Comprehensive income attributable to non-controlling stockholders	126	107	445	519
GFI’s comprehensive income (loss)	$295	(95,627)	(25,421)	$(90,458)

(1)         Amounts are net of provision for income taxes of $0 for the three months ended June 30, 2015 and 2014. Amounts are net of provision for (benefit from) income taxes of $0 and $(341) for the six months ended June 30, 2015 and 2014, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before attribution to non-controlling stockholders	$(20,940)	$(93,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,129	17,393
Deferred compensation	26,580	13,334
Tax (benefit) expense related to share-based compensation	(8)	1,008
Amortization of prepaid bonuses and forgivable loans	9,680	12,564
Benefit from deferred taxes	(17,717)	(39,555)
Gains on foreign exchange derivative contracts, net	(3,486)	(1,189)
Earnings from equity method investments, net	(293)	(422)
Amortization of deferred financing fees	944	908
Mark-to-market of contingent consideration liabilities	115	(2,680)
Impairment charges	—	122,230
Other non-cash charges, net	(382)	426
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	9,479	501
Accounts receivable	(7,064)	(16,087)
Receivables from brokers, dealers and clearing organizations	32,407	(370,956)
Receivables from related parties	(1,852)	—
Other assets	(21,890)	(10,540)
Increase (decrease) in operating liabilities:
Accrued compensation	(24,122)	6,347
Accounts payable and accrued expenses	18,416	10,291
Payables to brokers, dealers and clearing organizations	(79,064)	329,216
Payables to clearing services customers	10,244	34,082
Other liabilities	1,297	(2,287)
Cash (used in) provided by operating activities	(53,527)	11,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash delivered in disposition of consolidated subsidiaries, net of cash received	(5,633)	—
Proceeds from disposition of interests in unconsolidated businesses	—	7,760
Return of capital from unconsolidated businesses	—	413
Proceeds from disposition of available-for-sale securities	—	5,882
Purchases of interests in unconsolidated businesses	(600)	—
Purchases of property, equipment and leasehold improvements	(2,599)	(5,244)
Cash used for loans to related parties	(95,250)	—
Capitalization of internally developed software	(3,261)	(4,102)
Proceeds on foreign exchange derivative contracts	4,607	748
Payments on foreign exchange derivative contracts	(1,220)	(495)
Other, net	(5)	(92)
Cash (used in) provided by investing activities	(103,961)	4,870

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	90,000	$102,000
Repayment of short-term borrowings	(50,000)	(102,000)
Cash dividends paid to common stockholders	—	(12,482)
Shares withheld for taxes on vested restricted stock units	(572)	(6,581)
Tax benefit (expense) related to share-based compensation	8	(1,008)
Other, net	(341)	462
Cash provided by (used in) financing activities	39,095	(19,609)
Effects of exchange rate changes on cash and cash equivalents	(867)	1,594
Decrease in Cash and cash equivalents classified as Held for sale	38,130	—
DECREASE IN CASH AND CASH EQUIVALENTS	(81,130)	(1,823)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,432	174,606
CASH AND CASH EQUIVALENTS, END OF PERIOD	$102,302	$172,783

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$14,841	$15,256
Cash paid for income taxes	$7,098	$7,326
Cash received from income tax refunds	$138	$835

Non-Cash Investing and Financing Activities:
Purchase of property and equipment through seller financing arrangement	$732	$1,401
Issuance of common stock for Note receivable	$250,000	$—

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2015	$1,442	$399,774	$(73,445)	$(31,050)	$(2,493)	$294,228	$1,906	$296,134
Issuance of treasury stock	—	(78)	78	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units and Note receivable(1)	2	(2)	—	—	—	—	—	—
Withholding of restricted stock units in satisfaction of tax requirements	—	(572)	—	—	—	(572)	—	(572)
Tax expense associated with share-based awards	—	8	—	—	—	8	—	8
Foreign currency translation adjustment	—	—	—	—	(3,709)	(3,709)	(317)	(4,026)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	(10)	(10)	—	(10)
Share-based compensation	—	3,276	—	—	—	3,276	—	3,276
Conversion of restricted stock units to deferred cash awards	—	(23,320)	—	—	—	(23,320)	—	(23,320)
Other capital adjustments	—	(17)	—	—	—	(17)	(3)	(20)
Net (loss) income	—	—	—	(21,702)	—	(21,702)	762	(20,940)
Balance, June 30, 2015	$1,444	$379,069	$(73,367)	$(52,752)	$(6,212)	$248,182	$2,348	$250,530

(1)         Changes in Common Stock and Additional Paid in Capital are net of $430 and $249,570, respectively, associated with the issuance of common stock for a Note receivable. See Notes 2 and 19 for further information.

See notes to condensed consolidated financial statements

1.     ORGANIZATION AND BUSINESS

The Condensed Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry.  The Company is majority-owned by, and operates as a division of BGC Partners, Inc. (together with its affiliates, “BGC”), which owned approximately 67% of the Company’s outstanding shares of common stock as of June 30, 2015. See Note 2 for further information on the acquisition by BGC. In addition, as of June 30, 2015, Jersey Partners, Inc. (“JPI”) owned approximately 27% of the Company’s outstanding shares of common stock. The Company’s executive chairman, Michael Gooch, is the controlling shareholder of JPI.

2.      ACQUISITION BY BGC PARTNERS, INC. AND TERMINATION OF THE CME MERGER

On February 19, 2015, the Company, BGC and BGC Partners, L.P. entered into a Tender Offer Agreement pursuant to which BGC and BGC Partners, L.P. agreed to amend their previously commenced tender offer to purchase all of the outstanding shares of common stock of the Company for $6.10 per share.  On February 26, 2015, BGC successfully completed the BGC Tender and on March 4, 2015 BGC Partners, L.P. paid for the 54,274,212 shares of Common Stock tendered pursuant to the BGC Tender for an aggregate purchase price of $331,073. The tendered shares, together with the 17,120,464 shares already owned by BGC, represented approximately 56% of the outstanding shares of the Company’s common stock.

As a result of the transaction, GFI became a controlled company of BGC and operates as a division of BGC. Going forward, BGC and GFI are expected to remain separately branded divisions.

On April 28 2015, the Company issued 43,029,260 shares (the “New Shares”) of its common stock to BGC at the closing price of $5.81 per share, for an aggregate purchase price of $250,000.  The purchase price was paid to the Company in the form of a Note due on June 19, 2018 which bears an interest rate of LIBOR plus 200 basis points. Following the issuance of the New Shares, BGC owns approximately 67% of the Company’s outstanding common stock.

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

Pursuant to the terms of the CME Merger Agreement, the Company was required to reimburse CME for its expenses up to $7,065and such reimbursement was paid in February 2015. Additionally, the Company was required to pay CME a termination fee equal to $17,663 (which is the total termination fee of $24,728 less the expense reimbursement that has already been paid to CME) and such transaction fee was paid in March 2015. The termination fee was payable if within 12 months of such termination the Company consummated, or entered into a definitive agreement to consummate, a transaction in which (i) the Company, (ii) 20% or more of the fair value of the assets or of any class of equity or voting securities of the Company and its subsidiaries, (iii) the subsidiaries that were to be retained by CME in the CME Merger Agreement, (iv) Trayport or (v) Fenics was sold.

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

The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of June 30, 2015, the Company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE’s start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary due to the level of equity ownership and voting power.  The Company reassesses its evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power.  The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 16 for disclosures on Variable Interest Entities.

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

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At June 30, 2015 and December 31, 2014, the Company had prepaid bonuses of $13,404 and $16,523, respectively. At June 30, 2015 and December 31, 2014, the Company had forgivable employee loans and advances to employees of $12,599 and $15,072, respectively. Amortization of prepaid bonuses and forgivable employee loans for the six months ended June 30, 2015 and 2014 was $9,680 and $12,564, respectively and is included within Compensation and employee benefits.

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At June 30, 2015 and December 31, 2014, the Company had equity method investments with a carrying value of $13,203 and $13,184, respectively, included within Other assets. The Company also provides administrative services to certain of these equity method investees.

Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At June 30, 2015 and December 31, 2014, the Company had cost method investments of $1,558 and $1,688, respectively, included within Other assets.  The fair value of the Company’s cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities (“ASC 320-10”). Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net (loss) income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive (loss) income, net of tax.  The fair value of the Company’s available-for-sale securities was $89 and $0 as of June 30, 2015 and December 31, 2014, respectively, and is included within Other assets.

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

Compensation and Employee Benefits—The Company’s compensation and employee benefits have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of compensation and employee benefits. The Company has historically paid certain performance bonuses in restricted stock units (“RSUs”).  All RSUs which were outstanding immediately prior to the completion of BGC’s tender offer were converted into the right to receive cash, subject to the terms of each award’s pre-existing vesting schedule.  During the three and six months ended June 30, 2015, the Company paid certain performance bonuses in deferred cash awards. The Company also may grant sign-on and retention bonuses for certain newly-hired or existing employees who agree to long-term employment agreements.

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

The Company recorded a provision for income taxes of $2,078 for the three months ended June 30, 2015, as compared to a benefit for income taxes of $31,277 for the three months ended June 30, 2014.  The net increase in income tax expense during the second quarter of 2015 was largely due to an increase in pre-tax income during the three months ended June 30, 2015 compared with the same prior year period. The benefit from income taxes for the three months ended June 30, 2014 was primarily due to a discrete tax benefit of $29,151 attributable to non-cash goodwill impairment charges recorded in the U.S. during the second quarter of 2014. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

The Company recorded a benefit from income taxes of $10,314 for the six months ended June 30, 2015, as compared to $30,183 for the six months ended June 30, 2014.  The benefit from income taxes for the six months ended June 30, 2015 was primarily due to an allowable U.S. income tax deduction as a result of the merger termination fee paid to CME following the termination of the CME Merger Agreement in January 2015.  The benefit from income taxes for the six months ended June 30, 2014 was primarily a result of a $29,151 discrete tax benefit attributable to non-cash goodwill impairment charges recorded during the second quarter of 2014.  The net decrease in benefit from income taxes during the six months ended June 30, 2015 compared with six months ended June 30, 2014 was largely due to an increase in pre-tax income during the current year period. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive (loss) income and included in accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The revaluation of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions is reflected in Other Income, net in the Condensed Consolidated Statements of Operations. Net gains (losses) resulting from remeasurement of foreign currency transactions and balances were $(189) and $207 for the three months ended June 30, 2015 and 2014, respectively, and $(1,227) and $115 for the six months ended June 30, 2015 and 2014, respectively.

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

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations  (Topic 805) - Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides an acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company adopted this guidance on November 18, 2014, the effective date of ASU 2014-17.  In conjunction with the Company’s February 2015 acquisition by BGC, the Company has elected not to apply pushdown accounting on the Condensed Consolidated Financial Statements for the six months ended June 30, 2015, the reporting period in which the change-in-control event occurred.

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

4. DISPOSALS AND ASSETS AND LIABILITIES HELD FOR SALE

On January 24, 2015, the Company entered into an agreement to sell 100% equity ownership of The Kyte Group Limited (“KGL”), which primarily included the Company’s clearing business.  The Company determined that as of December 31, 2014, KGL met the criteria for classification as held for sale and, accordingly, its assets and liabilities were included in Assets held for sale and Liabilities held for sale on the Condensed Consolidated Statements of Financial Condition as of December 31, 2014, net of $4,061 of asset impairment, resulting from a write-down to the carrying value of its long-lived assets. The transaction was completed in March 2015. KGL’s operations prior to the completion of the transaction are included in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015 and three and six months ended June 30, 2014 and included within the Clearing and Backed Trading reportable segment.

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

On February 3, 2015, the Company entered into an agreement to sell 100% equity ownership of Kyte Broking Limited (“KBL”). The Company determined that KBL met the criteria for classification as held for sale and, as a result, its assets and liabilities have been included in Assets held for sale and Liabilities held for sale on the Condensed Consolidated Statements of Financial Condition as of December 31, 2014.  In May 2015, the Company completed the sale of KBL. The Company recorded a gain on the sale of $771, in addition to $420 of translation gain on the disposal of the entity, which were included within Other, net on the Condensed Consolidated Statements of Operations.  KBL’s operations prior to the completion of the transaction are included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014.

The major classes of the total consolidated assets and liabilities of KBL that were classified as held for sale at December 31, 2014 were as follows:

December 31,
2014
Assets
Cash and cash equivalents	$13,172
Accounts receivable, net	7,398
Receivables from brokers, dealers and clearing organizations	659
Property, equipment and leasehold improvements, net	178
Other assets	330
Total assets held for sale	$21,737

Liabilities
Accounts payable and accrued expenses	15,990
Other liabilities	25
Total liabilities held for sale	$16,015

5.     RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	June 30, 2015	December 31, 2014
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$375,489	$458,718
Receivables from and deposits with clearing organizations and financial institutions (1)	74,618	48,630
Net pending trades	—	253
Total	$450,107	$507,601
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$373.115	$462,747
Payables to clearing organizations and financial institutions	10,525	496
Net pending trades	539	—
Total	$384,179	$463,243

(1)         Excluded from the December 31, 2014 balance is $91,293 of Receivables from and deposits with clearing organizations and financial institutions related to KGL and KBL. As discussed in Note 4, such amounts are included in Assets held for sale.

Substantially all fail to deliver and fail to receive balances at June 30, 2015 and December 31, 2014 have subsequently settled at the contracted amounts.

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

As the transaction to sell KGL was completed in March 2015 the Company had no Payables to clearing service customers as of June 30, 2015.  See Note 4 for further information on the sale of KGL.

6.     GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the six months ended June 30, 2015 were as follows:

	December 31, 2014	Goodwill acquired	Impairment charges	Adjustments	Foreign currency translation	June 30, 2015
Goodwill
All other	$134,542	$—	$—	$—	$38	$134,580

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

No events or changes in circumstances which would indicate goodwill impairment occurred at the Trayport and Fenics reporting units, the Company’s reporting units with remaining goodwill balances, in the six months ended June 30, 2015.

Intangible Assets—Intangible assets consisted of the following:

	June 30, 2015			December 31, 2014
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value (1)
Amortized intangible assets:
Customer relationships	$62,334	$41,648	$20,686	$62,334	$39,203	$23,131
Trade names	7,904	6,949	955	7,904	6,750	1,154
Core technology	8,697	4,456	4,241	8,697	4,105	4,592
Non-compete agreements	3,756	3,439	317	3,756	3,429	327
Patents	3,131	1,969	1,162	3,131	1,719	1,412
Other	647	393	254	647	358	289
Total	$86,469	$58,854	$27,615	$86,469	$55,564	$30,905

(1)         Excluded from net carrying value as of December 31, 2014 is $3,715 of customer relationships,  $576 of trade names and $11 of non-compete agreements with indefinite useful lives related to KGL that were  held for sale. As discussed in Note 4, such amounts were included in Assets held for sale as of December 31, 2014 prior to the disposal of KGL during the first quarter of 2015.

Intangible amortization expense for the three months ended June 30, 2015 and 2014 was $1,644 and $2,448, respectively. Intangible amortization expense for the six months ended June 30, 2015 and 2014 was $3,302 and $4,917, respectively.

At June 30, 2015, expected amortization expense for the definite lived intangible assets is as follows:

2015	$3,297
2016	6,087
2017	4,160
2018	3,342
2019	3,125
Thereafter	7,604
Total	$27,615

7.     OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	June 30, 2015	December 31, 2014
Deferred tax assets	$108,960	$91,935
Investments accounted for under the cost method and equity method	14,761	14,872
Prepaid bonuses	13,404	16,523
Forgivable employee loans and advances to employees	12,599	15,072
Deferred financing fees	4,094	5,038
Software inventory, net	3,444	3,435
Financial instruments owned	2,444	3,865
Other	39,827	21,981
Total Other assets	$199,533	$172,721

Other liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Interest payable	$12,516	$12,457
Payroll related liabilities	12,001	12,522
Deferred revenues	9,044	7,993
Deferred rent liabilities	8,507	8,657
Unrecognized tax benefits	7,983	8,396
Income taxes payable	6,432	5,384
Deferred tax liabilities	4,308	4,726
Financial instruments sold, not yet purchased	912	1,387
Other	9,117	8,748
Total Other liabilities	$70,820	$70,270

8.     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company’s outstanding debt obligations consisted of the following:

	June 30,	December 31,
	2015	2014

8.375% Senior Notes due 2018	$240,000	$240,000
Loans pursuant to Credit Agreement	50,000	10,000
Total	$290,000	$250,000

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term debt obligations, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers.  The carrying amounts and estimated fair values of the Company’s Long-term debt obligations are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

8.375% Senior Notes	$240,000	$271,200	$240,000	$272,568

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

In April 2015, the Company’s Audit Committee authorized the Company to repurchase up to $50,000 of the Company’s common stock and 8.375% Senior Notes. During the three and six months ended June 30, 2015, and June 30, 2014 the Company did not repurchase any shares of its common stock or 8.375% Senior Notes. In addition, in July 2015, the Company’s Audit Committee authorized the Company to repurchase up to $240,000 of the Company’s 8.375% Senior Notes.

On January 18, 2013, Moody’s Investor Services (“Moody’s”) lowered its credit rating on the Company’s 8.375% Senior Notes two notches to B1, which increased the Company’s applicable per annum interest, effective January 19, 2013, by an additional 50 basis points. On April 19, 2013, Fitch Ratings, Inc. (“Fitch”) further lowered its credit rating on the Company’s 8.375% Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch increased our applicable per annum interest by an additional 50 basis points, effective July 19, 2013. On June 26, 2013, Standard & Poor’s (“S&P”) further lowered its credit rating on the Company’s 8.375% Senior Notes one notch to B+ and revised its outlook from Negative to  Stable. This credit rating downgrade by S&P increased the Company’s applicable per annum interest by an additional 25 basis points, effective July 19, 2013.

Pursuant to the terms of the 8.375% Senior Notes, the cumulative effect of downgrades to the Company’s credit rating by rating agencies subsequent to the issuance of our 8.375% Senior Notes resulted in 200 basis points penalty interest, which is the maximum increase permitted under the indenture. The additional 200 basis points of interest equates to $4,800 in additional interest expense per annum, based on the aggregate amount of outstanding principal as of June 30, 2015.

On April 29, 2015, BGC announced the purchase of additional shares of the Company and gained the two-thirds ownership necessary to effect the full merger of GFI. See Notes 2 and 9 for further information on GFI’s issuance of shares to BGC. Following this announcement, the Company’s credit ratings were upgraded by both S&P and Fitch. On April 29, 2015, S&P raised its credit rating on the Company’s 8.375% Senior Notes four notches to BB+, and indicated its rating on the Company’s 8.375% Senior Notes remained on CreditWatch with positive implications. On May 6, 2015, Fitch increased its credit rating on the Company’s 8.375% Senior Notes four notches to BB+ and has also removed the Company’s 8.375% Senior Notes rating  the from Rating Watch Positive and assigned a Positive Rating Outlook.  See Note 20 on Subsequent Events for further information on upgrades from the rating agencies. At June 30, 2015 and December 31, 2014, unamortized deferred financing fees related to the 8.375% Senior Notes of $3,796 and $4,420, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

The Credit Agreement contains certain financial and other covenants. The financial covenants contained in our Credit Agreement require that we maintain minimum consolidated capital, as defined, of no less than $375,000 at any time.  The amendment to the Credit Agreement executed in July 2014 reduced the required minimum amount of consolidated capital by any goodwill or asset impairment charge in an aggregate amount not to exceed $160,000 contained in our financial statements in any of the fiscal quarters ending June 30, 2014, September 30, 2014 or December 31, 2014.  In April 2015, GFI entered into a fourth amendment to the Credit Agreement, whereby the minimum consolidated capital the Company is required to maintain was adjusted to $215,000. The Company was in compliance with all applicable covenants at June 30, 2015 and December 31, 2014.

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

The interest rate of the outstanding loan under the Credit Agreement was 5.75% at June 30, 2015. At June 30, 2015 and December 31, 2014, unamortized deferred financing fees related to the Credit Agreement of $298 and $618, respectively, were recorded within Other assets.

9.     STOCKHOLDERS’ EQUITY

On March 30, 2015, the Company filed a Form 25 with the Securities Exchange Commission (“SEC”) to voluntarily delist GFI’s common stock on the New York Stock Exchange (“NYSE”) and to terminate the registration of the common stock under the Exchange Act. The Company’s common stock was delisted on April 10, 2015. On June 1, 2015, the Company filed a Form 15 with the SEC to effect the deregistration of the common stock. The Company expects the deregistration of the common stock to become effective 90 days after filing the Form 15 with the SEC.

In April 2015, the Company’s Audit Committee authorized the Company to repurchase up to $50,000 of the Company’s common stock and 8.375% Senior Notes. During the three and six months ended June 30, 2015, and June 30, 2014 the Company did not repurchase any shares of its common stock 8.375% Senior Notes.

On April 28 2015, the Company issued 43,029,260 shares of its common stock to BGC at the closing price of $5.81 per share, for an aggregate purchase price of $250,000.  The purchase price was paid to the Company in the form of a Note due on June 19, 2018 which bears an interest rate of LIBOR plus 200 basis points. The Company accounted for the transaction in accordance with the applicable provisions of ASC 505, Equity. Accordingly, as the Company does not expect the Note to be repaid within a reasonably short period of time, the Company has not classified the BGC Note as an asset and has offset the BGC Note and the value of the New Shares in stockholders’ equity.

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

10.     LOSS PER SHARE

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

Basic and diluted loss per share for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic (loss) earnings per share
GFI’s net loss	$(1,779)	$(97,796)	$(21,702)	$(93,793)
Weighted average common shares outstanding	157,574,973	124,909,412	142,540,600	123,643,160
Basic loss per share	$(0.01)	$(0.78)	$(0.15)	$(0.76)
Diluted (loss) earnings per share
GFI’s net loss	$(1,779)	$(97,796)	$(21,702)	$(93,793)
Weighted average common shares outstanding	157,574,973	124,909,412	142,540,600	123,643,160
Effect of dilutive options, RSUs, and other contingently issuable shares	—	—	—	—
Weighted average shares outstanding and common stock equivalents	157,574,973	124,909,412	142,540,600	123,643,160
Diluted loss per share	$(0.01)	$(0.78)	$(0.15)	$(0.76)

As discussed in Note 11 in further detail, all RSUs which were outstanding immediately prior to the completion of BGC’s tender offer were converted into the right to receive cash, subject to the terms of each award’s pre-existing vesting schedule, and therefore, were not subject to the computation of basic or diluted earnings per share for the three and six months ended June 30, 2015.

There were no options, RSUs or contingently issuable shares outstanding as of June 30, 2015.

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

11.     DEFERRED COMPENSATION

Restricted Stock Units

Prior to the completion of BGC’s tender offer (as discussed in Note 2), the Company awarded bonuses in the form of equity awards pursuant to the Amended and Restated GFI Group Inc. 2008 Equity Incentive Plan, (“2008 Equity Incentive Plan”) which permitted the grant of non-qualified stock options, incentive stock options, stock appreciation rights, shares of restricted stock, restricted stock units and performance units to employees, non-employee directors or consultants. The Company issued shares from authorized but unissued shares and authorized and issued shares reacquired and held as treasury shares, which were reserved for issuance upon the vesting of RSUs granted pursuant to the 2008 Equity Incentive Plan.  Following the acquisition by BGC, the Company filed post-effective amendments to its registration statements on Form S-8 de-registering any and all securities registered under the registration statements that remained unissued pursuant to its equity incentive and stock option plans and does not plan to issue any additional RSUs. Pursuant to the Tender Offer Agreement, each RSU of the Company outstanding immediately prior to the completion of BGC’s tender offer was converted into the right to receive an amount in cash equal to $6.10 per unit, the offer price with respect to each share underlying such award, with such cash payable on and subject to the terms and conditions of the original vesting schedule of each RSU.

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

The following is a summary of RSU transactions under the 2008 Equity Incentive Plan:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2014	14,282,789	$4.02
Granted	—	—
Vested	(393,554)	3.71
Cancelled	(64,724)	3.81
Converted to deferred cash awards	(13,824,511)	4.03
Outstanding June 30, 2015	—	—

There were no RSUs granted during the three and six months ended June 30, 2015.The weighted average grant-date fair value of RSUs granted for the six months ended June 30, 2014 was $3.56 per unit. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015(1)	2014
Compensation expense	$6,632	$5,994	$24,549	$13,350
Income tax benefits	$1,862	$1,696	$6,978	$3,795

(1)         Compensation expense for the 6 months ended June 30, 2015 includes $11,545 of incremental compensation costs on unvested RSUs related to the modification of the RSUs recorded during the first quarter of 2015.

At June 30, 2015, total unrecognized compensation cost related to the RSUs (which are to be settled in cash based on pre-existing vesting schedules) prior to the consideration of expected forfeitures was approximately $32,435 and is expected to be recognized over a weighted-average period of 1.17 years. The total fair value of RSUs vested during the six months ended June 30, 2015 and 2014 was $1,459 and $20,652, respectively.

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

The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. Total compensation expense recognized in relation to deferred cash compensation awards, not including the expense related to RSUs converted to deferred cash awards as described above, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Compensation expense	$1,561	$7	$1,886	$14

At June 30, 2015, total unrecognized compensation cost related to deferred cash compensation prior to the consideration of expected forfeitures, not including the unrecognized portion of the RSUs converted to deferred cash awards as described above, was approximately $12,125 and is expected to be recognized over a weighted-average period of 2.59 years.

12.     COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of June 30, 2015, the Company had total purchase commitments for market data of approximately $16,882, with $13,545 due within the next twelve months and $3,337 due between one to three years. Additionally, the Company had $4,528 of other purchase commitments including $3,631 for hosting and software license agreements, and $897 primarily related to network upgrades. Of these other purchase commitments, approximately $2,666 is due within the next twelve months.

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

The complaints named as Defendants various combinations of the Company, GFI Holdco Ltd. (“IDB Buyer”), the members of the Company’s board of directors, GFI managing director Nick Brown, CME, Commodore Acquisition Corp., Commodore Acquisition LLC, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI and New JPI Inc. (“New JPI”). The complaints generally alleged, among other things, that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders during merger negotiations by entering into the CME Merger Agreement and approving the CME Merger, and that the Company, CME, Commodore Acquisition Corp., Commodore Acquisition LLC, IDB Buyer, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI, and New JPI aided and abetted such breaches of fiduciary duties.  The complaints further alleged, among other things, (i) that the merger consideration provided for in the CME Merger Agreement undervalued the Company, (ii) that the sales process leading up to the CME Merger was flawed due to the members of the Company’s board of directors’ and Jefferies’ conflicts of interest, and (iii) that certain provisions of the CME Merger Agreement inappropriately favored CME and precluded or impeded third parties from submitting potentially superior proposals.

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

The complaints sought, among other relief: (i) certification of the class, (ii) injunctive relief enjoining the CME Merger, (iii) a declaration that the members of the Company’s board of directors breached their fiduciary duties and that certain provisions of the CME Merger Agreement are unlawful, (iv) a directive to the members of the Company’s board of directors to execute their fiduciary duties to obtain a transaction in the best interest of the Company’s stockholders, (v) rescission of the CME Merger to the extent already implemented, (vi) granting of rescissory damages and an accounting of all of the damages suffered as a result of the alleged wrongdoing, (vii) and reimbursement of fees and costs. The Coyne and Suprina Plaintiffs also demanded a jury trial.

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

On February 20, 2015, Plaintiffs informed the Court that an expedited merits hearing was no longer necessary.  On February 26, 2015, March 17, 2015, and March 18, 2015, the Court granted stipulations and orders extending the time for certain Defendants to answer, move, or otherwise respond to the operative complaint.  On April 16, 2015, the Court granted a stipulation and order pursuant to which certain of the Defendants did not need to respond to the operative complaint or the supplements thereto and would have thirty days from the filing of an amended complaint to answer, move against, or otherwise respond to it. On May 20, 2015, the Court entered a third scheduling order, pursuant to which Plaintiffs would file an amended complaint by June 26, 2015; fact depositions will be completed by July 31, 2015; expert discovery will be completed by September 11, 2015; pre-trial briefs will be filed on October 30, 2015; a pre-trial conference will be held on November 2, 2015; and a trial will be held on November 9, 10, 12, and 13, 2015.

By agreement of the parties, Plaintiffs filed an amended complaint on July 13, 2015.  The amended complaint asserts causes of action against Messrs. Gooch and Heffron, Ms. Cassoni, and CME, but not Messrs. Brown, Fanzilli, and Magee, the Company, IDB Buyer, Commodore Acquisition Corp., Commodore Acquisition LLC, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI, or New JPI.  Plaintiffs allege Messrs. Gooch and Heffron breached their fiduciary duties to stockholders by, among other things, (i) placing their interests ahead of stockholders’ interests, (ii) rejecting BGC’s offer to acquire the Company for $6.20 per share, (iii) entering into certain employment and non-competition agreements with BGC, (iv) delaying Board meetings to discuss recommendations made by the Special Committee concerning BGC’s offer, (v) disparaging BGC, and (vi) issuing false and misleading statements to stockholders.  Plaintiffs allege Ms. Cassoni favored the interests of Messrs. Gooch and Heffron over stockholders’ interests and that CME aided and abetted the individual Defendants’ breaches of fiduciary duty.

In the New York Szarek action, the Court scheduled an initial pretrial conference for December 16, 2014, which the Court adjourned upon application of the parties until March 12, 2015 and adjourned again upon application of Plaintiff until May 21, 2015.  On May 13, 2015, Plaintiff voluntarily dismissed his action without prejudice.

In addition to the foregoing litigation, on November 26, 2014, a putative class action complaint alleging violations of the federal securities laws, captioned Gross v. GFI Group, Inc., et al., was filed in the United States District Court for the Southern District of New York. The complaint named the Company, Colin Heffron, Michael Gooch and Nick Brown as Defendants.  The complaint sought, among other relief: (i) certification of the class, (ii) compensatory damages for Defendants purported wrongdoing and (iii) reimbursement of costs and expenses.

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

On May 15, 2015, Plaintiff filed an amended complaint.  The amended complaint named GFI Group Inc. and Messrs. Gooch and Heffron—but not Mr. Brown—as defendants.  On June 5, 2015, the remaining Defendants requested a pre-motion conference in anticipation of a motion to dismiss.  On June 15, 2015, the Court granted Defendants’ request and added Defendants’ proposed motion to dismiss to the agenda for the pre-trial conference on June 19, 2015.  At the pre-trial conference, the Court gave Plaintiff permission to file a second amended complaint and gave Defendants permission to file a motion to dismiss.  On June 22, 2015, the Court entered a scheduling order, pursuant to which Plaintiff was to file his second amended complaint by July 8, 2015; Defendants shall file their motion to dismiss by August 19, 2015; Plaintiff’s motion to dismiss opposition papers are due on September 30, 2015; Defendants’ reply papers in further support of their motion to dismiss are due on October 14, 2015; and oral argument will be held on October 30, 2015, at 11:00 a.m.

Plaintiff filed his second amended complaint on July 8, 2015.  Like Plaintiff’s first amended complaint, the second amended complaint alleges certain violations of the federal securities laws against GFI Group Inc. and Messrs. Gooch and Heffron.

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

13.     MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 16—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Form 10-K.  There have been no material changes to these risks during the six months ended June 30, 2015.

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

In the three and six months ended June 30, 2015 and 2014, the Company did not have any material transfers among Level 1, Level 2, and Level 3.

Financial Assets and Liabilities measured at fair value on a recurring basis as of June 30, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
Assets
Other assets: Financial instruments owned:
Equity securities	$4	$85	$—	$89
Derivative contracts:
Foreign exchange derivative contracts	$3	$1,647	$—	$1,650
Commodities derivative contracts	1,195	—	—	1,195
Netting (1)	(490)	—	—	(490)
Total derivative contracts	$708	$1,647	$—	$2,355
Total financial instruments owned	$712	$1,732	$—	$2,444
Total	$712	$1,732	$—	$2,444

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$162	$753	$—	$915
Commodities derivative contracts	487	—	—	487
Netting (1)	(490)	$—	$—	$(490)
Total derivative contracts	$159	$753	$—	$912
Total financial instruments sold, not yet purchased	$159	$753	$—	$912
Total	$159	$753	$—	$912

(1)                                 Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long derivative contracts related to exchange traded futures in the amount of $459 included within Receivables brokers, dealers and clearing organizations.

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

The Company did not have any Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis during the three months ended June 30, 2015.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended June 30, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive income	Purchases	Issues	Sales	Settlements	Closing Balance at June 30, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2014
Liabilities
Other liabilities:
Contingent consideration:	$4,372	$2,710	$(54)	$—	$—	$—	$(197)	$1,519	$(2,710)

(1)                                      Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the six months ended June 30, 2015 are as follows:

	Opening Balance	Total realized and unrealized losses included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive loss	Purchases	Issues	Sales	Settlements	Closing Balance at June 30, 2015	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2015
Liabilities
Other liabilities:
Contingent consideration:	$348	$115	$—	$—	$—	$—	$(463)	$—	$—

(1)              Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the six months ended June 30, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive income	Purchases	Issues	Sales	Settlements	Closing Balance at June 30, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at June 30, 2014
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$14	$(14)	$—	$—	$—	$—	$—	$—	$—

Liabilities
Other liabilities:
Contingent consideration:	$4,317	$2,682	$(81)	$—	$—	$—	$(197)	$1,519	$2,715

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

15. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of June 30, 2015 and December 31, 2014, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

Fair values of derivative contracts on a gross and net basis as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
Derivatives not designated as hedging instruments under ASC 815-10 (1)	Derivative Assets(2)	Derivative Liabilities(3)	Derivative Assets(2)	Derivative Liabilities(3)
Foreign exchange derivative contracts	$1,650	$915	$2,773	$1,387
Commodity derivative contracts	1,195	487	1,198	338
Total fair value of derivative contracts	$2,845	$1,402	$3,971	$1,725
Counterparty netting	(490)	(490)	(338)	(338)
Total fair value	$2,355	$912	$3,633	$1,387

(1)              Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations,  on the Condensed Consolidated Statements of Financial Condition. See Note 14 for further details about variation margin balances on open long and short futures contracts as of June 30, 2015 and December 31, 2014.  Gross notional amounts on these futures contracts are included in the table below which details outstanding long and short notional amounts of derivative financial instruments.

(2)              Reflects options and forwards contracts within Other assets.

(3)              Reflects options and forwards contracts within Other liabilities.

As of June 30, 2015 and December 31, 2014, the Company had outstanding forward foreign exchange hedge contracts with a combined notional value of $35,324 and $69,692, respectively. Approximately $11,142 and $20,568 of these forward foreign exchange contracts represent a hedge of Euro and British pound-denominated balance sheet positions at June 30, 2015 and December 31, 2014, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange hedge contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (1)		December 31, 2014 (2)
	Long	Short	Long	Short
Foreign exchange derivative contracts	$81,113	$701	$3,185	$415,756
Commodity derivative contracts	941,022	938,576	675,686	692,855
Fixed income derivative contracts	8,244,027	8,413,000	7,124,375	7,911,965
Equity derivative contracts	2,415	2,433	2,758	2,871
Total derivative notional amounts	$9,268,577	$9,354,710	$7,806,004	$9,023,447

(1)                     Notional amounts include gross notionals on open long and short futures contracts of $9,267,032 and $9,353,907 respectively, as of June 30, 2015. These gross notional amounts primarily relate to positions held by a consolidated VIE for which the Company’s exposure to economic loss is approximately $5,762 as of June 30, 2015. See Note 16 for further information.

(2)                     Notional amounts include gross notionals on open long and short futures contracts of $7,804,981 and $9,023,087, respectively, as of December 31, 2014.  These gross notional amounts primarily relate to positions held by a consolidated VIE for which the Company’s exposure to economic loss is approximately $5,298 as of December 31, 2014. See Note 16 for further information.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended June 30, 2015 an 2014:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Foreign exchange derivative contracts	(1)	$323	$1,068
Commodity derivative contracts	Principal transactions	5,994	2,562
Fixed income derivative contracts	Principal transactions	1,346	1,745
Equity derivative contracts	Principal transactions	62	84

(1)         For the three months ended June 30, 2015, approximately $115 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $438 of gains on foreign currency options were included within Principal transactions.  For the three months ended June 30, 2014, approximately $987 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $81 of gains on foreign currency options were included within Principal transactions.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2015 and 2014:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Foreign exchange derivative contracts	(1)	$4,998	$1,363
Commodity derivative contracts	Principal transactions	8,875	4,314
Fixed income derivative contracts	Principal transactions	2,933	4,875
Equity derivative contracts	(2)	226	91

(1)         For the six months ended June 30, 2015, approximately $3,486 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $1,512 of gains on foreign currency options were included within Principal transactions.  For the six months ended June 30, 2014, approximately $1,189 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $174 of gains on foreign currency options were included within Principal transactions.

(2)         For the six months ended June 30, 2015, approximately $226 of gains on equity derivative contracts were included within Principal transactions. For the six months ended June 30, 2014, approximately $14 of losses on equity derivative contracts were included within Other income, net and approximately $105 of gains on equity derivative contracts were included within Principal transactions.

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Condensed Consolidated Statements of Financial Position as of June 30, 2015:

		Gross Amount Offset in the	Net Amounts of Assets Offset in the	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties (1)	Gross Amounts of Recognized Assets	Condensed Consolidated Statements of Financial Position	Condensed Consolidated Statements of Financial Position (2)	Derivatives (3)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$922	$—	$922	$—	$—	$922
Counterparty B	1,198	(490)	708	—	—	708
Counterparty C	725	—	725	—	—	725
Total	$2,845	$(490)	2,355	$—	$—	$2,355

Derivative Liabilities:
Counterparty A	$111	$—	$111	$—	$—	$111
Counterparty B	649	(490)	159	—	—	159
Counterparty C	642	—	642	—	—	642
Total	$1,402	$(490)	$912	$—	$—	$912

(1)         Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, on the Condensed Consolidated Statements of Financial Condition. See Note 14 for further details about variation margin balances on open long and short futures contracts as of June 30, 2015.

(2)         Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively.

(3)         As of June 30, 2015, the Company does not have any derivative positions under a master netting agreement that are not netted.

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

As of June 30, 2015 and December 31, 2014, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests, a convertible note and a non-recourse loan. The carrying amount of these VIEs was $2,563 as of June 30, 2015 and $3,144 as of December 31, 2014, and was recorded within Other assets. These VIEs include a technology provider with a proprietary financial application, trading entities in which the Company has provided initial capital to fund trading activities, investment fund managers and a commodity pool operator. The Company also provides administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $2,563 as of June 30, 2015 and $3,144 as of December 31, 2014, respectively.

The Company previously had certain variable interests in non-consolidated VIEs in the form of trading margin accounts in which the Company had an economic interest in profits and losses and has provided initial capital to fund trading activities. All such interests had been terminated as of June 30, 2015.

The Company has not recorded any liabilities with respect to non-consolidated VIEs.

Consolidated VIEs

In December 2010, Kyte invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $11,136 at June 30, 2015 and $9,956 as of December 31, 2014, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $3,034 at June 30, 2015 and $2,761 at December 31, 2014. The Company’s exposure to economic loss on this VIE is approximately $5,762 and $5,298 as of June 30, 2015 and December 31, 2014, respectively.

17.       REGULATORY REQUIREMENTS

Many of the Company’s material operating subsidiaries are subject to regulatory restrictions and minimum capital requirements, which may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain domestic subsidiaries of the Company are registered as a broker-dealer, swap execution facility (“SEF”) or introducing broker and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). Certain foreign subsidiaries are also registered as introducing brokers with the CFTC. These rules contain uniform minimum net capital requirements, as defined, and also require a significant part of the registrants’ assets be kept in relatively liquid form.  As of June 30, 2015, each of the Company’s subsidiaries that are subject to these regulations had net capital in excess of their minimum capital requirements.

Under rules adopted by the CFTC, all introducing brokers engaging in transactions with U.S. persons are required to register with the National Futures Association and either meet financial reporting and net capital requirements on an individual basis or obtain a guarantee agreement from a registered Futures Commission Merchant.  In April 2015, Cantor Fitzgerald & Co. (“CF&Co”), an affiliate of BGC, the Company’s controlling stockholder, has entered into guarantees on the Company’s behalf and the Company is required to indemnify CF&Co for the amounts, if any, paid by CF&Co pursuant to this arrangement.

Certain of the Company’s European subsidiaries are regulated by the Financial Conduct Authority (“FCA”) and must maintain financial resources (as defined by the FCA) in excess of FCA’s total financial resources requirement. As of June 30, 2015, each of these European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to similar regulatory and other requirements in the jurisdictions in which they operate and, as of June 30, 2015, each of these subsidiaries was in compliance with its regulatory capital requirements.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2015, the Company had the following aggregate regulatory capital, in individually regulated entities, in each of its operating regions:

	Americas	EMEA	Asia
Regulatory capital	$29,558	$118,483	$27,867
Minimum regulatory capital required	6,335	94,978	8,595
Excess regulatory capital	$23,223	$23,505	$19,272

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

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended June 30, 2015
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$54,908	$72,311	$17,151	$2,362	$26,891	$173,623
Revenues, net of interest and transaction-based expenses	52,128	69,493	17,101	1,756	27,663	168,141
Income (loss) before income taxes	15,044	23,013	6,337	38	(44,147)	285

	Three Months Ended June 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$56,420	$81,258	$17,102	$35,479	$27,846	$218,105
Revenues, net of interest and transaction-based expenses	53,807	79,086	16,956	7,999	28,481	186,329
(Loss) income before income taxes	(69,811)	9,421	4,158	(24,629)	(48,087)	(128,948)

	Six Months Ended June 30, 2015
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$112,460	$156,811	$37,908	$30,615	$67,351	$405,145
Revenues, net of interest and transaction-based expenses	107,054	151,147	37,764	8,973	68,819	373,757
Income (loss) before income taxes	31,524	50,635	13,996	1,339	(128,748)	(31,254)

	Six Months Ended June 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$118,118	$170,558	$36,325	$79,772	$54,071	$458,844
Revenues, net of interest and transaction-based expenses	112,559	165,513	36,059	19,139	55,486	388,756
(Loss) income before income taxes	(55,469)	38,125	9,790	(23,698)	(92,193)	(123,445)

In addition, with the exception for goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 6 for goodwill by reportable segment.

For the three and six months ended June 30, 2015 and 2014, the U.K. is the only individual foreign country that accounts for 10% or more of the Company’s total revenues and total long-lived assets. Information regarding revenue for the three and six months ended June 30, 2015 and 2014, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of June 30, 2015 and December 31, 2014, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
United States	$53,672	$55,085	$121,684	$118,308
United Kingdom	74,904	114,026	183,008	237,348
Other	45,047	48,994	100,453	103,188
Total	$173,623	$218,105	$405,145	$458,844

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues, net of interest and transaction-based expenses:
United States	$52,683	$54,235	$119,867	$116,341
United Kingdom	71,860	85,294	156,555	174,131
Other	43,598	46,800	97,335	98,284
Total	$168,141	$186,329	$373,757	$388,756

	June 30, 2015	December 31, 2014
Long-lived Assets, as defined:
United States	$46,446	$48,506
United Kingdom	6,760	6,976
Other	2,711	3,850
Total (1)	$55,917	$59,332

(1)         Excluded from the December 31, 2014 balance is $2,122 of Property, equipment, leasehold improvements, net related to KGL and KBL.  As discussed in Note 4, such amounts are included in Assets held for sale.

Revenues are attributed to geographic areas based on the location of the particular subsidiary of the Company which generated the revenues.

19.       RELATED PARTIES

BGC

As of June 30, 2015, entities affiliated with BGC were the beneficial owners of approximately 67 % of the Company’s common stock.  Therefore, GFI is a controlled company of BGC and operates as a division of BGC.  See Note 2 for further information on BGC’s acquisition of the Company.

As of June 30, 2015, the Company had $97,102 of receivables from BGC, which primarily consisted of $95,250 of receivables for loans bearing interest at 3.75% per annum which were issued by the Company.  Included within the loan receivable balance are loans of $40,000 and $20,000, which were issued during the first quarter of 2015. During the second quarter of 2015, the Company provided additional loans to BGC in the aggregate amount of $35,250.  In addition, as of June 30, 2015, the interest receivable on these loans included within Receivables from related parties was $1,717.

On April 28 2015, the Company issued the New Shares of its common stock to BGC for an aggregate purchase price of $250,000, which was paid to the Company in the form of the BGC Note. See Notes 2 and 9 for further information.

In May 2015, the Company’s Audit Committee approved the retention of CF&Co to assist in the potential sale of the Company’s Trayport subsidiary.

In addition, certain of the Company’s subsidiaries transact with BGC and its affiliated entities. As of June 30, 2015, the Company had approximately $2,074 and $4,824 of open receivables and payables to BGC and its affiliates related to matched principal transactions in which they were the counterparty.  Such amounts are included within receivables from and payables to brokers, dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition. For the three and six months ended June 30, 2015 and 2014, the Company earned both software and brokerage revenues related to transactions with BGC and its affiliated entities. The revenues earned from BGC and its affiliated entities did not have a material impact on any of the periods presented in the Company’s Condensed Consolidated Financial Statements.

JPI

In May 2015, the Company purchased from JPI, a company controlled by Michael Gooch, its 3.636% equity interest in Advance Markets Holdings, LLC, a holding company whose operating subsidiaries deal in foreign currency transactions. The purchase price was $600.

20.       SUBSEQUENT EVENTS

On July 2, 2015 the Company’s Audit Committee authorized the Company to enter into a short-term cash loan facility from BGC to the Company consistent with the cash loan facility approved by the Company’s Audit Committee in March 2015 with respect to loans from the Company to BGC.  The terms approved in March 2015 were dependent on whether the Company’s current revolving credit facility (with a current interest rate of LIBOR plus 3.25%) was currently drawn. At that time, the Audit Committee had authorized the management of GFI to enter into arrangements to loan its excess cash from time to time to BGC at an interest rate of .5% over the revolving credit line rate if the line was drawn and 1% below the revolving credit line rate if the line was not currently drawn. The Company’s Audit Committee granted the authority for BGC to lend to the Company on the same terms as GFI and that the loan balances could be netted against each other.

On July 10, 2015, the Company and BGC entered into a guarantee (the “Guarantee”) pursuant to which BGC has guaranteed the obligations of the Company under the Company’s 8.375% Senior Notes in the remaining aggregate principal amount of $240,000 and the indenture, dated as of July 19, 2011 (the “Indenture”), between GFI and The Bank of New York Mellon Trust Company, N.A., as Trustee. The Company and BGC will share any cost savings, including interest and other costs, resulting from the credit enhancement provided by BGC.

Following the announcement of the Guarantee, the Company’s credit ratings were upgraded as follows. On July 13, 2015, S&P raised its credit rating on the Company’s 8.375% Senior Notes one notch to BBB- and assigned an outlook of Stable. In addition, on July 13, 2015, Fitch raised its credit rating on the Company’s 8.375% Senior Notes one notch to BBB- and maintained a Positive Rating Outlook. On July 17, 2015, Moody’s raised its credit rating on the Company’s 8.375% Senior Notes one notch to Ba3 and assigned an outlook of Positive.

These July 2015 upgrades from the rating agencies, along with the April 2015 upgrades discussed in Note 8, will lower the interest rate on the Company’s 8.375% Senior Notes by an aggregate of 175 basis points to 8.625%, effective July 19, 2015.

In July 2015, the Company’s Audit Committee authorized the Company to repurchase up to $240,000 of the Company’s 8.375% Senior Notes.  See Note 8 for further information on the Company’s 8.375% Senior Notes.

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

On April 28 2015, GFI issued 43.0 million shares (the “New Shares”) of our common stock to BGC at the closing price of $5.81 per share, for an aggregate purchase price of $250.0 million.  The purchase price was paid to GFI in the form of a Note due on June 19, 2018 which bears an interest rate of LIBOR plus 200 basis points. Following the issuance of the New Shares, BGC owns approximately 67% of GFI’s outstanding common stock.

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

Our Executive Chairman, Michael Gooch, and Chief Executive Officer, Colin Heffron, have remained as employees and directors of GFI and have continued as Chairman and Chief Executive Officer, respectively, of the GFI division of BGC. Mr. Gooch also holds the title of Vice Chairman of BGC Partners, L.P. Mr. Heffron has entered into an amended and restated employment agreement which continues to provide him with certain annual cash and equity compensation and severance arrangements. Mr. Gooch has entered into a fixed term employment agreement which provides him with certain cash and equity compensation. Pursuant to the Tender Offer Agreement, BGC has agreed to promptly establish a Distributable Earnings Bonus Pool program (the “Pool”) in an amount equal to one times the average annual distributable earnings, as defined, of our inter-dealer brokerage business for the three successive 12-month periods beginning on July 1, 2015. The Pool will be in the form of an award of restricted equity units and preferred restricted equity units of BGC Holdings, L.P and will be allocated 35% to Mr. Gooch, 35% to Mr. Heffron and 30% to other GFI employees as mutually agreed by Messrs. Gooch and Heffron and BGC. As a condition to participation in the Pool, each participant (including Messrs. Gooch and Heffron) is required to enter into a non-competition and award agreement containing the terms and conditions of his or her participation, which terms include the participant’s continued employment through July 1, 2018 and certain conditions, obligations and covenants (including non-competition, non-solicitation, non-hire non-disclosure provisions).

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

Delisting and Deregistration of GFI common stock

On March 30, 2015, we filed a Form 25 with the SEC to voluntarily delist our common stock and notes on the New York Stock Exchange and to terminate the registration of the common stock under the Exchange Act. The common stock was delisted on April 10, 2015. On June 1, 2015, the Company filed a Form 15 with the SEC to effect the deregistration of the common stock. The Company expects the deregistration of the common stock to become effective 90 days after filing the Form 15 with the SEC.  Upon the filing of the Form 15, the Company’s obligations to file certain reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, were immediately be suspended. However, the Company intends to make voluntary SEC filings with respect to its 8.375% Senior Notes due July 2018 in compliance with its obligations under the related indenture. The Company expects the deregistration of the common stock to become effective ninety (90) days after filing the Form 15 with the SEC.

Disposition of interests in Kyte

During the first quarter of 2015, we entered into a number of share purchase agreements to divest certain interests in Kyte (the “Kyte SPAs”). In March 2015, we completed a transaction to sell The Kyte Group Limited (“KGL”), which primarily included our clearing business. Following the closing of that transaction, the Company no longer offers clearing and settlement services. In May 2015, the Company completed the sale of Kyte Broking Limited (“KBL”).

Trayport

GFI and BGC are in the midst of the sales process of Trayport and expect to complete the transaction before the end of 2015. Numerous serious parties are participating in the process at a valuation that reflects its continuing growth in the year following last year’s announced transaction, its high margins, leading technology, and strategic importance in the global energy and commodities markets.

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

Market Volumes and Volatility

Recent Activity in Underlying Markets. We believe overall market conditions have been mixed, with overall market volatility generally higher in the second quarter of 2015 than that of the same period in 2014, particularly in certain currencies markets.  However, we also believe that the current environment with Eurozone uncertainties, specifically surrounding Greece, has tended to curb investor risk tolerance, as well as trading volume.  In addition, we believe considerable volatility in the Chinese stock market negatively impacted investor confidence. Many dealer banks reported decreases in their fixed income, currencies and commodities revenues for the second quarter of 2015, as compared to the same prior year quarter.

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

OTC market volumes were generally mixed across most asset classes during the second quarter of 2015, as compared to the same period in 2014. OTC markets continued to confront higher capital requirements and a low global short-term interest rate environment, with no clear indication on the timing of future interest rate changes. However, the level of the Chicago Board Options Exchange Volatility Index (“VIX”), on average, was approximately 8% higher during the second quarter of 2015 compared with the same period in the prior year. The Bank of America Merrill Lynch (“BAML”) Global Financial Stress Index was also higher during the second quarter of 2015 when compared to the same prior year period. We believe that these indexes provide valuable proxies for the overall volatility across our four brokerage product categories. However, it should be noted that volatility events can affect each of our product categories to varying degrees.

Fixed Income Volumes. Our fixed income product category is comprised of revenues related to the brokerage of cash and derivative fixed income products. Fixed income volumes typically correlate with fluctuations in interest rates, market volatility and the level of bond issuances. Interest rates remained low during the second quarter of 2015. Corporate bond issuances increased for the three months ended June 30, 2015 as compared to the same prior year period, with the Securities Industry and Financial Markets Association (“SIFMA”) reporting a 3% increase in corporate bond issuances, year over year.  In addition, SIFMA reported a 6% increase in average daily volumes (“ADV”) for U.S. corporate debt, but also reported that the average gross notional outstanding for credit default swaps declined, year over year.  Similarly, IntercontinentalExchange Inc. (“ICE”) reported an approximate 29% decline in credit default swap trade execution revenues compared with the same period in 2014. Furthermore, BrokerTec, an electronic trading platform in the fixed income market, reported decreased ADV for European fixed income products, while reporting an increase for U.S products.  In comparison, our fixed income volumes decreased on the majority of our desks in the second quarter of 2015 from the same period in 2014. Overall, changes in our margins were mixed amongst desks in this product category.  Our brokerage revenues from fixed income products declined 25% in the three months ended June 30, 2015, as compared to the same period in the prior year.

Interest Rate and Foreign Exchange Volumes. Our financial product category primarily consists of revenues related to the brokerage of foreign exchange and interest rate derivative products. Foreign exchange volumes generally increased in the second quarter of 2015, compared with the same quarter in 2014, predominately driven by increased volatility during the period.  Global foreign exchange volatility, as measured by the Deutsche Bank FX Volatility Index, or CVIX, increased approximately 71% from the year-ago quarter. CME’s foreign exchange derivatives ADVs increased 42% in the second quarter of 2015, while EBS, an electronic trading platform for spot currencies, reported a 34% increase in volumes, year over year.  Conversely, reported volumes for interest rate products generally decreased in the three months ended June 30, 2015, as compared to the same period in 2014, with CME reporting a 1% decrease in interest rate derivatives ADVs for the second quarter of 2015. In comparison, our volumes generally decreased in the financial products category in the second quarter of 2015 from the same prior year period, while changes in our margins were relatively evenly mixed amongst desks in this product category.  Overall, our brokerage revenues from financial products increased by less than 1% in the three months ended June 30, 2015, as compared to the same period in the prior year.

Equity Volumes. Our equity product category consists of revenues related to the brokerage of cash equity and equity derivative products. Cash equity and equity derivative volume indicators in Europe and the U.S. were generally mixed in the second quarter of 2015 compared with the same prior year period.  International Securities Exchange’s equity derivative volumes declined 3% in the second quarter of 2015 as compared to the same period in 2014, while Options Clearing Corporation reported a 3% decrease in cleared equity option contract volumes, year over year.  However, Eurex European equity derivative volumes increased 24% over that same period.

In addition, ADVs for NYSE’s U.S. cash products increased 11% during the second quarter of 2015, while ADVs for Euronext’s European cash products (the vast majority of which are cash equity products) increased 31%, year over year. In comparison, our overall volumes generally declined on our equity desks in the second quarter of 2015 as compared to the same prior year period, while changes in our margins were mixed amongst desks in this product category. Our brokerage revenues from all equity products declined 2% in the second quarter of 2015, as compared to the same period in the prior year.

Commodity Volumes. Our commodity product category consists of a wide range of energy products, and to a lesser extent, other commodity products. Energy derivatives volumes generally increased in the second quarter of 2015 as compared to the same period in 2014. CME’s Energy derivatives ADVs increased 20% in the three months ended June 30, 2015 compared with the same prior year period, while ICE’s Energy derivatives ADVs increased 10%, year over year. Conversely, ICE reported a decrease of approximately 3% in the quarterly rate per contract (“RPC”), while CME’s reported RPC declined approximately 2%. In comparison, the fluctuations in volumes and margins amongst our various energy product desks varied when comparing the second quarter of 2015 with the same prior year period. Our brokerage revenues from commodity products increased 2% in the second quarter of 2015, as compared to the same period in the prior year.

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

Financial Overview

Our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three-month period ended June 30, 2015:

Our total revenues decreased 20.4% to $173.6 million for the three months ended June 30, 2015 from $218.1 million for the three months ended June 30, 2014. The main factors contributing to this decrease in our revenues were:

•                  We had no clearing services revenues during the second quarter of 2015 due to the disposal of our Kyte clearing business during March 2015;

•                  The adverse impact the strengthening of the U.S. Dollar against the Euro and British Pound had on several of our revenue streams when comparing the second quarter of 2015 to the same prior year quarter;

•                  Lower trading volumes in certain fixed income markets in which we provide our services; and

•                  The reduction in broker personnel headcount.

Partially offsetting the above factors were the following positive factors that affected our brokerage and other revenues, including:

•                  Increased brokerage revenues from certain U.S. commodity markets in which we provide our services; and

•                  Higher volatility in certain currency markets, which contributed to increased financial product brokerage revenues in Asia.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, amortization of sign-on and retention bonuses, incentive compensation and related employee benefits and taxes.  Our compensation and employee benefits expense decreased 8.1% to $119.5 million for the three months ended June 30, 2015 from $130.0 million for the three months ended June 30, 2014.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees, while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $36.0 million for the three months ended June 30, 2015 from $36.8 million for the three months ended June 30, 2014.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash, deferred cash, long term equity or forgivable loans, or a combination of the foregoing, and are typically expensed over the term of the related employment agreement for cash bonuses and forgivable loans and the related service period for deferred cash and long term equity, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment or forgivable loan and forfeiture provisions for unvested deferred cash or equity should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses was $6.5 million for the three months ended June 30, 2015, as compared to $7.2 million for the three months ended June 30, 2014.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenues
Agency commissions	$104,240	$109,692	$222,231	$231,107
Principal transactions	41,068	45,948	88,078	97,637
Total brokerage revenues	145,308	155,640	310,309	328,744
Clearing services revenues	—	28,602	21,338	62,766
Interest income from clearing services	—	572	297	1,100
Equity in net earnings of unconsolidated businesses	679	1,493	2,243	4,047
Software, analytics and market data	25,171	25,595	50,927	51,360
Other income, net	2,465	6,203	20,031	10,827
Total revenues	173,623	218,105	405,145	458,844
Interest and transaction-based expenses
Transaction fees on clearing services	—	26,936	20,495	59,576
Transaction fees on brokerage services	5,482	4,655	10,765	10,158
Interest expense from clearing services	—	185	128	354
Total interest and transaction-based expenses	5,482	31,776	31,388	70,088
Revenues, net of interest and transaction-based expenses	168,141	186,329	373,757	388,756
Expenses
Compensation and employee benefits	119,511	130,003	266,728	267,700
Communications and market data	10,685	13,520	22,727	26,867
Travel and promotion	6,023	7,961	12,406	15,740
Rent and occupancy	6,812	7,890	13,739	15,976
Depreciation and amortization	6,808	8,797	14,129	17,393
Professional fees	3,449	10,107	21,885	16,278
Interest on borrowings	7,991	8,143	15,859	15,927
Merger termination fees	—	—	24,728	—
Impairment of goodwill	—	121,619	—	121,619
Other expenses	6,577	7,237	12,810	14,701
Total other expenses	167,856	315,277	405,011	512,201
Income (loss) before provision for (benefit from) income taxes	285	(128,948)	(31,254)	(123,445)
Provision for (benefit from) income taxes	2,078	(31,277)	(10,314)	(30,183)
Net loss before attribution to non-controlling stockholders	(1,793)	(97,671)	(20,940)	(93,262)
Less: Net (loss) income attributable to non-controlling interests	(14)	125	762	531
GFI’s net loss	$(1,779)	$(97,796)	$(21,702)	$(93,793)

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Agency commissions	62.0%	58.9%	59.5%	59.5%
Principal transactions	24.4	24.7	23.5	25.1
Total brokerage revenues	86.4	83.6	83.0	84.6
Clearing services revenues	0.0	15.4	5.7	16.1
Interest income from clearing services	0.0	0.3	0.1	0.3
Equity in net earnings of unconsolidated businesses	0.4	0.8	0.6	1.0
Software, analytics and market data	15.0	13.7	13.6	13.2
Other income, net	1.5	3.3	5.4	2.8
Total revenues	103.3	117.1	108.4	118.0
Interest and transaction-based expenses
Transaction fees on clearing services	0.0	14.5	5.5	15.3
Transaction fees on brokerage services	3.3	2.5	2.9	2.6
Interest expense from clearing services	0.0	0.1	0.0	0.1
Total interest and transaction-based expenses	3.3	17.1	8.4	18.0
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0	100.0%
Expenses
Compensation and employee benefits	71.1	69.8	71.4	68.9
Communications and market data	6.4	7.2	6.1	6.9
Travel and promotion	3.6	4.3	3.3	4.0
Rent and occupancy	4.0	4.2	3.7	4.1
Depreciation and amortization	4.0	4.7	3.8	4.5
Professional fees	2.0	5.4	5.9	4.2
Interest on borrowings	4.8	4.4	4.2	4.1
Merger termination fees	0.0	0.0	6.6	0.0
Impairment of goodwill	0.0	65.3	0.0	31.3
Other expenses	3.9	3.9	3.4	3.8
Total other expenses	99.8%	169.2%	108.4	131.8%
Income (loss) before provision for (benefit from) income taxes	0.2	(69.2)	(8.4)	(31.8)
Provision for (benefit from) income taxes	1.2	(16.8)	(2.8)	(7.8)
Net loss before attribution to non-controlling stockholders	(1.1)	(52.4)	(5.6)	(24.0)
Less: Net (loss) income attributable to non-controlling interests	(0.0)	0.1	0.2	0.1
GFI’s net loss	(1.1)	(52.5)%	(5.8)	(24.1)%

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net Loss

GFI’s net loss was $1.8 million for the three months ended June 30, 2015 compared to net loss of $97.8 million for the same period in 2014. We generated total revenues of $173.6 million for the second quarter of 2015 compared with $218.1 million for the same period in the prior year. The net decrease in total revenues reflected lower clearing services revenues and lower brokerage revenues, principally due to the factors set forth above under heading “Financial Overview.”

Total interest and transaction-based expenses decreased by $26.3 million for the three months ended June 30, 2015 from the same quarter in 2014. The decrease was primarily a result of the elimination of interest expense and transaction fees on clearing services during the second quarter of 2015, due to the disposal of our Kyte clearing business during March 2015.

Total expenses, excluding interest and transaction-based expenses, were $167.9 million for the three months ended June 30, 2015 compared with $315.3 in the same prior year period.  The decrease was largely attributable to aggregate non-cash goodwill impairment charges of $121.6 million and professional fees related to the then-pending CME Merger recorded during the second quarter of 2014, while similar one-time charges were not incurred during the second quarter of 2015. In addition, the decrease in Total expenses was also attributable to a decrease in compensation and employee benefits expense, primarily due to (i) lower salary expense and (ii) lower broker performance bonus expense resulting from lower brokerage revenues.

We recorded a provision for income taxes of $2.1 million for the three months ended June 30, 2015 as compared to a benefit from income taxes of $31.3 million for the three months ended June 30, 2014. The change was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the three months ended June 30, 2015 as compared to the same period in 2014 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2015	%*	2014	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$33,121	19.7%	$43,858	23.5%	$(10,737)	(24.5)%
Equity	25,090	14.9	25,687	13.8	(597)	(2.3)
Financial	47,060	28.0	46,659	25.1	401	0.9
Commodity	40,037	23.8	39,436	21.2	601	1.5
Total brokerage revenues	145,308	86.4	155,640	83.6	(10,332)	(6.6)
Clearing services revenues	—	0.0	28,602	15.4	(28,602)	(100.0)
Other revenues	28,315	16.8	33,863	18.1	(5,548)	(16.4)
Total revenues	173,623	103.3	218,105	117.1	(44,482)	(20.4)
Total interest and transaction-based expenses	5,482	3.3	31,776	17.1	(26,294)	(82.7)
Revenues, net of interest and transaction-based expenses	$168,141	100.0%	$186,329	100.0%	$(18,188)	(9.8)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended June 30, 2015 as compared to the same period in 2014.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories for the three months ended June 30, 2015 increased approximately 1%, as compared to the same prior year period.

•                  Fixed income product brokerage revenues decreased $10.7 million, or 24.5%, for the three months ended June 30, 2015 compared to the same period in 2014.  Revenues from fixed income cash and derivative products decreased approximately 28.1% and 17.4%, respectively, year over year. Our fixed income revenues decreased due, in part, to the continued low global interest rate environment, diminished trader risk appetite, and reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for fixed income products decreased by 28 to 252 employees for the three months ended June 30, 2015.

•                  Equity product brokerage revenues decreased $0.6 million, or 2.3%, for the three months ended June 30, 2015 compared with the same period in 2014, as overall revenues for both cash and derivative products declined. Equity revenues were impacted by reduced brokerage personnel headcount in this product category.  Our average monthly brokerage personnel headcount for equity products decreased by 22 to 143 employees for the three months ended June 30, 2015.

•                  Financial product brokerage revenues increased $0.4 million, or less than 1%, for the three months ended June 30, 2015 compared with the same prior year period. Our average monthly brokerage personnel headcount for financial products decreased by 23 to 332 employees for the three months ended June 30, 2015.

•                  Commodity product brokerage revenues increased $0.6 million, or 1.5%, for the three months ended June 30, 2015 compared to the same prior year period.  The increase was primarily attributable to an increase in our commodities brokerage revenues in the U.S.. This increase was nearly entirely offset by a decrease in our commodity brokerage revenues in Europe.  Our average monthly brokerage personnel headcount for commodity products decreased by 11 to 260 employees for the three months ended June 30, 2015.

Clearing Services Revenue

•                  We did not have any clearing services revenues during the second quarter of 2015 due to the disposal of our Kyte clearing business during March 2015.  Clearing services revenue was $28.6 million during the three months ended June 30, 2014.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended June 30,
	2015	2014	Increase (Decrease)	%*
Software, analytics and market data	$25,171	$25,595	$(424)	(1.7)%
Equity in net earnings of unconsolidated businesses	679	1,493	(814)	(54.5)
Remeasurement of foreign currency transactions and balances	(189)	207	(396)	(191.3)
Net realized and unrealized gains (losses) from foreign currency hedges	(115)	987	(1,102)	(111.7)
Interest income on short-term loans and investments	1,757	131	1,626	1,241.2
Interest income from clearing services	—	572	(572)	(100.0)
Other	1,012	4,878	(3,866)	(79.3)
Total other revenues	$28,315	$33,863	$(5,548)	(16.4

*                             Denotes % change of dollar amount of revenue for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

Other revenues decreased by $5.5 million for the three months ended June 30, 2015 as compared to the same quarter in 2014. The decrease was primarily due to a net decrease in Other, largely as a result of (i) a gain during the second quarter of 2014 resulting from a decrease in our estimate of the contingent consideration liability associated with the acquisition of Contigo Limited and (ii) a reduction in certain revenues in the second quarter of 2015 due to the sale of our Kyte subsidiaries, both of which were slightly offset by the gain on the sale of KBL. The decrease in Other revenues was also due, in part, to an decrease in net realized and unrealized gains largely associated with foreign currency forward contracts used to hedge revenues and certain foreign currency assets, primarily driven by the weakening of the U.S. Dollar against the Euro.  Slightly offsetting these decreases was an increase in Interest income on short-term loans and investments related to interest on loans to related parties recorded during the second quarter of 2015.

In addition, the organic growth of our Trayport subsidiary, whose software revenues are included in Software, analytics and market data, was more than offset by the adverse impact the strengthening of the U.S. Dollar against the British Pound in the second quarter of 2014 compared with the same prior year quarter had on its reported revenues.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $26.3 million in the three months ended June 30, 2015 as compared to the same period in 2014 was primarily a result of the elimination of interest expense and transaction fees on clearing services during the second quarter of 2015 due to the disposal of our Kyte clearing business during March 2015.

Expenses

The following table sets forth the changes in expenses for the three months ended June 30, 2015 as compared to the same period in 2014 (dollars in thousands, except percentage data):

	For the Three Months Ended June 30,
	2015	%*	2014	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$119,511	71.1%	$130,003	69.8%	$(10,492)	(8.1)%
Communications and market data	10,685	6.4	13,520	7.2	(2,835)	(21.0)
Travel and promotion	6,023	3.6	7,961	4.3	(1,938)	(24.3)
Rent and occupancy	6,812	4.0	7,890	4.2	(1,078)	(13.7)
Depreciation and amortization	6,808	4.0	8,797	4.7	(1,989)	(22.6)
Professional fees	3,449	2.0	10,107	5.4	(6,658)	(65.9)
Interest on borrowings	7,991	4.8	8,143	4.4	(152)	(1.9)
Impairment of goodwill	—	0.0	121,619	65.3	(121,619)	(100.0)
Other expenses	6,577	3.9	7,237	3.9	(660)	(9.1)
Total other expenses	$167,856	99.8%	$315,277	169.2%	$(147,421)	(46.8)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $10.5 million for the three months ended June 30, 2015, was predominantly attributable to (i) lower salary expense largely due to a reduced brokerage personnel headcount and the disposal of our Kyte subsidiaries and (ii) lower broker performance bonus expense resulting from lower brokerage revenues.  Partially offsetting these decreases was a $1.9 million increase in severance and restructuring costs mostly as a result of the BGC acquisition.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 71.1% for the three months ended June 30, 2015 compared to 69.8% for the same period in 2014.

•                  Performance bonus expense represented 35.5% and 34.1% of total compensation and employee benefits expense for the three months ended June 30, 2015 and 2014, respectively. This increase was largely driven by the increased monthly compensation costs associated with the modification of our RSUs. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 6.0% of total compensation and employee benefits expense for the three months ended June 30, 2015 and 2014.

All Other Expenses

•                  The decrease in professional fees of $6.7 million was primarily attributable to services provided to the Company related to the then-pending CME Merger during the second quarter of 2014.

•                  The decrease in communications and market data expense of $2.8 million was mainly associated with lower expenditures on price quotation systems, due, in part, to lower broker headcount.

•                  The decrease in depreciation and amortization expense of $2.0 million in the second quarter of 2015 was largely due to lower intangible amortization expense as a result of the disposal of the Kyte clearing business.

•                  The decrease in travel and promotion expense of $1.9 million was due, in large part, to the effect of cost savings initiatives.

•                  The decrease in rent and occupancy expense of $1.1 million was due to a combination of individually small items, including a decrease in rental obligations due to the disposal of the Kyte subsidiaries.

•                  During the second quarter of 2014, as a result of an interim impairment analysis we had conducted, we recorded non-cash, pre-tax charges of $121.6 million related to the impairment of goodwill in three of our reporting units: (i) $83.3 million recorded in Americas Brokerage, (ii) $14.8 million recorded in EMEA Brokerage and (iii) $23.5million recorded in our Clearing and Backed Trading.  We did not record any goodwill impairment charges during the three months ended June 30, 2015.  See Note 6 of the Condensed Consolidated Financial Statements for further information.

Income Taxes

•                  We recorded a provision for income taxes of $2.1 million for the three months ended June 30, 2015, as compared to a benefit for income taxes of $31.3 million for the three months ended June 30, 2014.  The net increase in income tax expense during the second quarter of 2015 was largely due to an increase in pre-tax income during the three months ended June 30, 2015 compared with the same prior year period. The benefit from income taxes for the three months ended June 30, 2014 was primarily due to a discrete tax benefit of $29.2 million attributable to non-cash goodwill impairment charges recorded in the U.S. during the second quarter of 2014. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net Loss

GFI’s net loss was $21.7 million for the six months ended June 30, 2015 compared to $93.8 million for the same period in 2014. We generated total revenues of $405.1 million for the six months ended June 30, 2015 compared with $458.8 million for the same period in the prior year. The net decrease in total revenues reflected both lower clearing services revenues and lower brokerage revenues during the six months ended June 30, 2015.

Total interest and transaction-based expenses decreased by $38.7 million for the six months ended June 30, 2015 from the same period in 2014. The decrease was primarily due to a decline in transaction fees on clearing services as a result of the disposal of the Kyte clearing business during March 2015.

Total expenses, excluding interest and transaction-based expenses, were $405.0 million for the six months ended June 30, 2015 compared with $512.2 million in the same prior year period.  The decrease was primarily related to aggregate non-cash goodwill impairment charges of $121.6 million recorded in the second quarter of 2014. Partially offsetting the decrease was the CME Merger termination fee recorded during the first quarter of 2015 and an increase in merger and acquisition related professional fees recorded during the six months ended June 30, 2015.

We recorded a benefit from income taxes of $10.3 million for the six months ended June 30, 2015 as compared to $30.2 million for the six months ended June 30, 2014. The change was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the six months ended June 30, 2015 as compared to the same period in 2014 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2015	%*	2014	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$74,971	20.1%	$95,593	24.6%	$(20,622)	(21.6)%
Equity	51,301	13.7	55,730	14.3	(4,429)	(7.9)
Financial	102,095	27.3	98,198	25.3	3,897	4.0
Commodity	81,942	21.9	79,223	20.4	2,719	3.4
Total brokerage revenues	310,309	83.0	328,744	84.6	(18,435)	(5.6)
Clearing services revenues	21,338	5.7	62,766	16.1	(41,428)	(66.0)
Other revenues	73,498	19.7	67,334	17.3	6,164	9.2
Total revenues	405,145	108.4	458,844	118.0	(53,699)	(11.7)
Total interest and transaction-based expenses	31,388	8.4	70,088	18.0	(38,700)	(55.2)
Revenues, net of interest and transaction-based expenses	$373,757	100.0%	$388,756	100.0%	$(14,999)	(3.9)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the six months ended June 30, 2015 as compared to the same period in 2014.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories for the six months ended June 30, 2015 increased approximately 2%, as compared to the same prior year period.

•                  Fixed income product brokerage revenues decreased $20.6 million, or 21.6%, for the six months ended June 30, 2015 compared to the same period in 2014.  Revenues from fixed income cash and derivative products decreased approximately 21.8% and 21.2%, respectively, year over year.  The decrease in our fixed income revenues was due, in part, to the continued low global interest rate environment, diminished trader risk appetite, and reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for fixed income products decreased by 26 to 258 employees for the six months ended June 30, 2015.

•                  Equity product brokerage revenues decreased $4.4 million, or 7.9%, for the six months ended June 30, 2015 compared with the same prior year period.  The decrease in revenues was largely attributable to reduced trading volumes for certain equity derivative products and reduced brokerage personnel headcount in this product category.  Our average monthly brokerage personnel headcount for equity products decreased by 22 to 146 employees for the six months ended June 30, 2015.

•                  The increase in financial product brokerage revenues of $3.9 million, or 4.0%, for the six months ended June 30, 2015 compared with the same prior year period, was largely due to higher currency market volatility during 2015.  Our average monthly brokerage personnel headcount for financial products decreased by 23 to 336 employees for the six months ended June 30, 2015.

•                  Commodity product brokerage revenues increased $2.7 million, or 3.4%, for the six months ended June 30, 2015 compared to the same prior year period.  The increase was primarily attributable to an increase in our commodities brokerage revenues in the U.S., including an increase in revenues derived from certain energy derivative products.  Our average monthly brokerage personnel headcount for commodity products increased by 5 to 262 employees for the six months ended June 30, 2015.

Clearing Services Revenue

•                  Clearing services revenues decreased by $41.4 million, or 66.0%, for the six months ended June 30, 2015 compared to the same prior year period, due to the disposal of the Kyte clearing business during March 2015.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Six Months Ended June 30,
	2015	2014	Increase (Decrease)	%*
Software, analytics and market data	$50,927	$51,360	$(433)	(0.8)%
Equity in net earnings of unconsolidated businesses	2,243	4,047	(1,804)	(44.6)
Remeasurement of foreign currency transactions and balances	(1,227)	115	(1,342)	(1,167.0)
Net realized and unrealized gains from foreign currency hedges	3,486	1,189	2,297	193.2
Interest income on short-term investments	1,835	255	1,580	619.6
Interest income from clearing services	297	1,100	(803)	(73.0)
Other	15,937	9,268	6,669	72.0
Total other revenues	$73,498	$67,334	$6,164	9.2%

*                             Denotes % change of dollar amount of revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2015

Other revenues increased by $6.2 million for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily due to an increase in Other, as a result of a legal settlement gain during the first quarter of 2015. The increase in Other revenues was also due to (i) an increase in net realized and unrealized gains largely associated with foreign currency forward contracts used to hedge revenues and certain foreign currency assets, which was primarily driven by the strengthening of the U.S. Dollar against the Euro and (ii) an increase in Interest income on short-term loans and investments related to interest on loans to related parties recorded during 2015.  Partially offsetting these increases was (i) a decrease in Equity in net earnings of unconsolidated businesses primarily as a result of the disposition of our interests in several of these businesses and (ii) an increase in losses on the remeasurement of foreign currency transactions and balances.

The organic growth of our Trayport subsidiary, whose software revenues are included in Software, analytics and market data, was more than offset by the adverse impact the strengthening of the U.S. Dollar against the British Pound during the first six months of 2015 compared with the same prior year period had on its reported revenues.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $38.7 million in the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to the disposal of the Kyte clearing business during March 2015.

Expenses

The following table sets forth the changes in expenses for the six months ended June 30, 2015 as compared to the same period in 2014 (dollars in thousands, except percentage data):

	For the Six Months Ended June 30,
	2015	%*	2014	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$266,728	71.4%	$267,700	68.9%	$(972)	(0.4)%
Communications and market data	22,727	6.1	26,867	6.9	(4,140)	(15.4)
Travel and promotion	12,406	3.3	15,740	4.0	(3,334)	(21.2)
Rent and occupancy	13,739	3.7	15,976	4.1	(2,237)	(14.0)
Depreciation and amortization	14,129	3.8	17,393	4.5	(3,264)	(18.8)
Professional fees	21,885	5.9	16,278	4.2	5,607	34.4
Interest on borrowings	15,859	4.2	15,927	4.1	(68)	(0.4)
Merger termination fees	24,728	6.6	—	0.0	24,728	100.0
Impairment of goodwill	—	0.0	121,619	31.3	(121,619)	(100.0)
Other expenses	12,810	3.4	14,701	3.8	(1,891)	(12.9)
Total other expenses	$405,011	108.4%	$512,201	131.8%	$(107,190)	(20.9)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

Compensation and Employee Benefits

•                  Compensation and employee benefits expense decreased $1.0 million for the six months ended June 30, 2015 as compared with the same prior year period. The decrease was predominantly due to (i) lower broker performance bonus expense resulting from lower brokerage revenues, (ii) lower broker salary expense on reduced brokerage personnel headcount and (iii) a decrease in amortization expense on previously paid sign-on and retention bonuses. Offsetting these decreases was (i) $11.5 million of incremental compensation costs related to the modification of outstanding RSUs recording during the first quarter of 2015 (as discussed in Note 11 of the Condensed Consolidated Financial Statements) and (ii) an $11.0 million increase in severance and restructuring costs mostly as a result of the BGC acquisition.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 71.4% for the six months ended June 30, 2015 compared to 68.9% for the same period in 2014, though the increase was largely due to non-recurring charges, including incremental compensation costs related to the modification of outstanding RSUs and severance and restructuring costs related to the BGC acquisition.

•                  Performance bonus expense represented 39.2% and 36.7% of total compensation and employee benefits expense for the six months ended June 30, 2015 and 2014, respectively.  This increase was primarily driven by the incremental compensation costs associated with the modification of our RSUs. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 5.1% and 6.2% of total compensation and employee benefits expense for the six months ended June 30, 2015 and 2014, respectively.

All Other Expenses

•                  As discussed in Note 2 to the Condensed Consolidated Financial Statements, pursuant to the terms of the CME Merger Agreement, we were required to pay CME a termination fee of $24.7 million (including reimbursement to CME of $7.1 million of its merger related expenses) during the first quarter of 2015.

•                  The increase in professional fees of $5.6 million was primarily attributable to an increase in merger and acquisition related expenses during the six months ended June 30, 2015.

•                  The decrease in communications and market data expense of $4.1 million was primarily attributable to lower expenditures on price quotation systems, due, in part, to lower broker headcount.

•                  The decrease in travel and promotion expense of $3.3 million was due, in large part, to the effect of cost savings initiatives.

•                  The decrease in depreciation and amortization expense of $3.3 million for the six months ended June 30, 2015 was largely due to lower intangible amortization expense as a result of the disposal of the Kyte clearing business.

•                  The decrease in rent and occupancy expense of $2.2 million was due to a combination of individually small items, including a decrease in rental obligations due to the disposal of the Kyte subsidiaries.

•                  During the second quarter of 2014, as a result of an interim impairment analysis we had conducted, we recorded non-cash, pre-tax charges of $121.6 million related to the impairment of goodwill in three of our reporting units: (i) $83.3 million recorded in Americas Brokerage, (ii) $14.8 million recorded in EMEA Brokerage and (iii) $23.5million recorded in our Clearing and Backed Trading.  We did not record any goodwill impairment charges during the six months ended June 30, 2015.  See Note 6 of the Condensed Consolidated Financial Statements for further information.

Income Taxes

•                  We recorded a benefit from income taxes of $10.3 million for the six months ended June 30, 2015, as compared to $30.2 million for the six months ended June 30, 2014.  The benefit from income taxes for the six months ended June 30, 2015was primarily due to an allowable U.S. income tax deduction as a result of the merger termination fee paid to CME following the termination of the CME Merger Agreement in January 2015.  The benefit from income taxes for the six months ended June 30, 2014 was primarily a result of a $29.2 million discrete tax benefit attributable to non-cash goodwill impairment charges recorded during the second quarter of 2014.  The net decrease in benefit from income taxes during the six months ended June 30, 2015 compared with six months ended June 30, 2014 was largely due to an increase in pre-tax income during the current year period. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

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

Segment Results for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended June 30, 2015
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$54,908	$72,311	$17,151	$2,362	$26,891	$173,623
Revenues, net of interest and transaction-based expenses	52,128	69,493	17,101	1,756	27,663	168,141
Other expenses	37,084	46,480	10,764	1,718	71,810	167,856
Income (loss) before income taxes	15,044	23,013	6,337	38	(44,147)	285

	Three Months Ended June 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$56,420	$81,258	$17,102	$35,479	$27,846	$218,105
Revenues, net of interest and transaction-based expenses	53,807	79,086	16,956	7,999	28,481	186,329
Other expenses	123,618	69,665	12,798	32,628	76,568	315,277
Income (loss) before income taxes	(69,811)	9,421	4,158	(24,629)	(48,087)	(128,948)

Total Revenues

•                  Total revenues for EMEA Brokerage and Americas Brokerage decreased $8.9 million, or 11.0%, and $1.5 million, or 2.7%, respectively, for the second quarter of 2015. Total revenues for Asia Brokerage increased slightly for the three months ended June 30, 2015. Total revenues for our three brokerage segments in total decreased by $10.4 million, or 6.7%, to $144.4 million for the three months ended June 30, 2015. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014”.

•                  Total revenues for Clearing and Backed Trading decreased $33.1 million, or 93.3%, for the three months ended June 30, 2015. Due to the disposition of the Kyte clearing business during March 2015 we did not have any clearing services revenues during the second quarter of 2015. Revenues derived from our backed trading business decreased slightly for the three months ended June 30, 2015 compared with the same prior year period.

•                  Total revenues for All Other decreased by $1.0 million, or 3.4%, for the three months ended June 30, 2015. This decrease was primarily due to (i) a net decrease in Other income, net largely related to a gain during the second quarter of 2014 resulting from a decrease in our estimate of the contingent consideration liability related to the acquisition of Contigo Limited and (ii) a decrease in net realized and unrealized gains largely associated with foreign currency forward contracts used to hedge revenues and certain foreign currency assets, primarily driven by the weakening of the U.S. Dollar against the Euro.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased to $5.6 million for the three months ended June 30, 2015, as compared to $4.9 million for the same period in 2014.

•                  Total interest and transaction-based fees for Clearing and Backed Trading decreased by $26.9 million to $0.6 million for the three months ended June 30, 2015 from $27.5 million for the prior year second quarter, primarily due to the disposal of the Kyte clearing business during March 2015.

Other Expenses

•                  Other expenses for Americas Brokerage, EMEA Brokerage and Asia Brokerage decreased $86.5 million, or 70.0%, $23.2 million, or 33.3%, and $2.0 million, or 15.9%, respectively, for the second quarter of 2015. The decrease for the Americas and EMEA brokerages was primarily a result of non-cash impairment charges related to goodwill of $83.3 and $14.8 million, respectively, recorded during the second quarter of 2014.  In addition, the decrease in Other expenses for all three brokerage segments was partially due to a decrease in compensation and employee benefits expense. Total Other expenses for our three brokerage segments decreased by $111.8 million, or 54.2%, to $94.3 million for the three months ended June 30, 2015.

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

•                  Other expenses for Clearing and Backed Trading decreased $30.9 million, or 94.7% for the three months ended June 30, 2014. The decrease was primarily as a result of the disposal of the Kyte clearing business during March 2015.

•                  Other expenses for All Other decreased by $4.8 million, or 6.2% for the three months ended June 30, 2015. The decrease was primarily attributable to services provided to the Company related to the then-pending CME Merger during the second quarter of 2014, partially offset by an increase in compensation and employee benefits expense during the second quarter of 2015.

Segment Results for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Six Months Ended June 30, 2015
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$112,460	$156,811	$37,908	$30,615	$67,351	$405,145
Revenues, net of interest and transaction-based expenses	107,054	151,147	37,764	8,973	68,819	373,757
Other expenses	75,530	100,512	23,768	7,634	197,567	405,011
Income (loss) before income taxes	31,524	50,635	13,996	1,339	(128,748)	(31,254)

	Six Months Ended June 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$118,118	$170,558	$36,325	$79,772	$54,071	$458,844
Revenues, net of interest and transaction-based expenses	112,559	165,513	36,059	19,139	55,486	388,756
Other expenses	168,028	127,388	26,269	42,837	147,679	512,201
Income (loss) before income taxes	(55,469)	38,125	9,790	(23,698)	(92,193)	(123,445)

Total Revenues

•                  Total revenues for Americas Brokerage and EMEA Brokerage decreased $5.7 million, or 4.8%, and $13.7 million, or 8.1%, respectively, for the six months ended June 30, 2015. Total revenues for Asia Brokerage increased $1.6 million, or 4.4%, for the six months ended June 30, 2015. Total revenues for our three brokerage segments in total decreased by $17.8 million, or 5.5%, to $307.2 million for the six months ended June 30, 2015. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014”.

•                  Total revenues for Clearing and Backed Trading decreased $49.2 million, or 61.6%, for the six months ended June 30, 2015. The decrease was primarily due to the disposal of the Kyte clearing business in March 2015.

•                  Total revenues for All Other increased by $13.3 million, or 24.6%, for the six months ended June 30, 2015. This increase was primarily due to (i) a legal settlement gain during the first quarter of 2015 and (ii) net realized and unrealized gains largely associated with foreign currency forward contracts used to hedge revenues and certain foreign currency assets.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased to $11.2 million for the six months ended June 30, 2015, as compared to $10.9 million for the same period in 2014.

•                  Total interest and transaction-based fees for Clearing and Backed Trading decreased by $39.0 million to $21.6 million for the six months ended June 30, 2015 from $60.6 million for the same prior year period, primarily due to the disposal of the Kyte clearing business in March 2015.

Other Expenses

•                  Other expenses for Americas, EMEA and Asia Brokerages decreased $92.5 million, or 55.0%, $26.9 million, or 21.1%, and $2.5 million, or 9.5%, respectively, for the six months ended June 30, 2015. The decrease for the Americas and EMEA brokerage segments was largely due to (i) non-cash impairment charges related to goodwill of $83.3 and $14.8 million, respectively, recorded during the second quarter of 2014.  In addition, the decrease for the segments was due to a decrease in compensation and employee benefits expense resulting from (i) lower cash performance bonus expense on lower brokerage revenues and (ii) lower broker salary expense on reduced brokerage headcount.  The decrease for the Asia brokerage segment was primarily due to a decrease in compensation and employee benefits expense resulting from lower broker salary expense on reduced brokerage headcount.  Total Other expenses for our three brokerage segments decreased by $121.9 million, or 37.9%, to $199.8 million for the six months ended June 30, 2015.

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

•                  Other expenses for Clearing and Backed Trading decreased $35.2 million for the six months ended June 30, 2015. The decrease was primarily due to the disposal of the Kyte clearing business during March 2015.

•                  Other expenses for All Other increased by $49.9 million, or 33.8% for the six months ended June 30, 2015. The increase was primarily attributable to (i) the $24.7 million merger termination fee which we were required to pay to CME upon the termination of the merger in January 2015, (ii) $11.5 million of incremental compensation costs related to the modification of outstanding RSUs during the first quarter of 2015 and (iii) an increase in merger and acquisition related professional fees.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from April 1, 2013 to June 30, 2015. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(dollars in thousands)
Revenues
Agency commissions	$104,240	$117,991	$111,194	$112,303	$109,692	$121,415	$103,278	$109,365
Principal transactions	41,068	47,010	41,240	41,453	45,948	51,689	40,246	41,841
Total brokerage revenues	145,308	165,001	152,434	153,756	155,640	173,104	143,524	151,206
Clearing services revenues	—	21,338	26,359	26,373	28,602	34,164	28,911	32,722
Interest income from clearing services	—	297	550	579	572	528	570	455
Equity in net earnings of unconsolidated businesses	679	1,564	2,925	639	1,493	2,554	1,241	1,566
Software, analytics and market data	25,171	25,756	25,543	26,095	25,595	25,765	24,100	22,472
Other income, net	2,465	17,566	4,079	2,859	6,203	4,624	4,001	4,012
Total revenues	173,623	231,522	211,890	210,301	218,105	240,739	202,347	212,433
Interest and transaction-based expenses
Transaction fees on clearing services	—	20,495	24,102	24,786	26,936	32,640	27,213	31,620
Transaction fees on brokerage services	5,482	5,283	4,832	4,330	4,655	5,503	4,183	4,430
Interest expense from clearing services	—	128	261	206	185	169	180	143
Total interest and transaction-based expenses	5,482	25,906	29,186	29,322	31,776	38,312	31,576	36,193
Revenues, net of interest and transaction-based expenses	168,141	205,616	182,704	180,979	186,329	202,427	170,771	176,240
Expenses
Compensation and employee benefits	119,511	147,217	121,112	122,720	130,003	137,697	123,485	121,109
Communications and market data	10,685	12,042	12,620	13,335	13,520	13,347	12,798	13,747
Travel and promotion	6,023	6,383	8,341	7,184	7,961	7,779	7,555	7,380
Rent and occupancy	6,812	6,927	7,488	7,835	7,890	8,086	6,228	7,901
Depreciation and amortization	6,808	7,321	8,461	8,480	8,797	8,596	8,333	8,320
Professional fees	3,449	18,436	11,976	13,650	10,107	6,171	5,703	5,712
Interest on borrowings	7,991	7,868	7,905	8,466	8,143	7,784	7,822	7,612
Merger termination fees	—	24,728	—	—	—	—	—	—
Impairment of goodwill and long-lived assets	—	—	4,061	—	121,619	—	19,602	—
Other expenses	6,577	6,233	6,595	6,825	7,237	7,464	7,116	5,615
Total other expenses	167,856	237,155	188,559	188,495	315,277	196,924	198,642	177,396
(Loss) income before (benefit from) provision for income taxes	285	(31,539)	(5,855)	(7,516)	(128,948)	5,503	(27,871)	(1,156)
(Benefit from) provision for income taxes	2,078	(12,392)	276	(56)	(31,277)	1,094	2,994	(1,127)
Net (loss) income before attribution to non-controlling stockholders	(1,793)	(19,147)	(6,131)	(7,460)	(97,671)	4,409	(30,865)	(29)
Less: Net income attributable to non-controlling interests	(14)	776	428	231	125	406	37	432
GFI’s net (loss) income	$(1,779)	$(19,923)	$(6,559)	$(7,691)	$(97,796)	$4,003	$(30,902)	$(461)

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Revenues
Agency commissions	62.0%	57.4%	60.9%	62.1%	58.9%	60.0%	60.5%	62.1%
Principal transactions	24.4	22.9	22.6	22.9	24.7	25.5	23.6	23.7
Total brokerage revenues	86.4	80.3	83.5	85.0	83.6	85.5	84.1	85.8
Clearing services revenues	0.0	10.4	14.4	14.6	15.4	16.9	16.9	18.5
Interest income from clearing services	0.0	0.1	0.3	0.3	0.3	0.2	0.3	0.3
Equity in net earnings of unconsolidated businesses	0.4	0.8	1.6	0.3	0.8	1.3	0.7	0.9
Software, analytics and market data	15.0	12.5	14.0	14.4	13.7	12.7	14.1	12.7
Other income, net	1.5	8.5	2.2	1.6	3.3	2.3	2.4	2.3
Total revenues	103.3	112.6	116.0	116.2	117.1	118.9	118.5	120.5
Interest and transaction-based expenses
Transaction fees on clearing services	0.0	9.9	13.2	13.7	14.5	16.1	15.9	17.9
Transaction fees on brokerage services	3.3	2.6	2.6	2.4	2.5	2.7	2.5	2.5
Interest expense from clearing services	0.0	0.1	0.2	0.1	0.1	0.1	0.1	0.1
Total interest and transaction-based expenses	3.3	12.6	16.0	16.2	17.1	18.9	18.5	20.5
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	71.1	71.6	66.3	67.8	69.8	68.0	72.3	68.7
Communications and market data	6.4	5.8	6.9	7.3	7.2	6.6	7.5	7.8
Travel and promotion	3.6	3.1	4.6	4.0	4.3	3.8	4.4	4.2
Rent and occupancy	4.0	3.4	4.1	4.3	4.2	4.0	3.6	4.5
Depreciation and amortization	4.0	3.6	4.6	4.7	4.7	4.3	4.9	4.7
Professional fees	2.0	9.0	6.6	7.5	5.4	3.1	3.3	3.3
Interest on borrowings	4.8	3.8	4.3	4.7	4.4	3.8	4.6	4.3
Merger termination fees	0.0	12.0	0.0	0.0	0.0	0.0	0.0	0.0
Impairment of goodwill and long-lived assets	0.0	0.0	2.2	0.0	65.3	0.0	11.5	0.0
Other expenses	3.9	3.0	3.6	3.8	3.9	3.7	4.2	3.2
Total other expenses	99.8%	115.3%	103.2%	104.1%	169.2%	97.3%	116.3%	100.7%
(Loss) income before (benefit from) provision for income taxes	0.2	(15.3)	(3.2)	(4.1)	(69.2)	2.7	(16.3)	(0.7)
(Benefit from) provision for income taxes	1.2	(6.0)	0.2	0.0	(16.8)	0.5	1.8	(0.6)
Net (loss) income before attribution to non-controlling stockholders	(1.1)	(9.3)	(3.4)	(4.1)	(52.4)	2.2	(18.1)	(0.1)
Less: Net income attributable to non-controlling interests	(0.0)	0.4	0.2	0.1	0.1	0.2	0.0	0.2
GFI’s net (loss) income	(1.1)%	(9.7)%	(3.6)%	(4.2)%	(52.5)%	2.0%	(18.1)%	(0.3)%

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. At June 30, 2015, we had $102.3 million of cash and cash equivalents compared to $183.4 million at December 31, 2014. Included in this amount are $37.1 million and $110.8 million of cash and cash equivalents held by subsidiaries outside of the United States at June 30, 2015 and December 31, 2014, respectively. Excluded from the preceding balance as of December 31, 2014 was $38.1 million of cash and cash equivalents classified within Assets held for sale on the Condensed Consolidated Statements of Financial Condition (See Note 4 to the Condensed Consolidated Financial Statements for further information). We have historically asserted the intent to indefinitely reinvest, with very limited exceptions, the unremitted profits of our foreign subsidiaries.  We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States. For profits earned during the six months ended June 30, 2015 that are not permanently reinvested, the deferred tax liability for those earnings is zero due to the excess foreign tax credits that will be generated as a result of repatriation.

Included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges. We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $65.9 million and $44.4 million as of June 30, 2015 and December 31, 2014, respectively.

The following table summarizes our cash position as of June 30, 2015 and December 31, 2014, respectively.

	June 30,	December 31,
	2015	2014
	(dollars in thousands)

Cash and cash equivalents	$102,302	$183,432
Cash held at clearing organizations, net of customer cash (1)	65,928	44,358
Cash included in Assets held for sale (2)	—	40,065
Total balance sheet cash	$168,230	$267,855

(1)         As the transaction to sell KGL was completed in March 2015 there was no balance due to our clearing customers or any clearing customer cash as of June 30, 2015.

(2)         As the transactions to sell KGL and KBL were completed in March 2015 and May 2015, respectively, there was no cash included in Assets held for sale as of June 30, 2015.

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

Sources and Uses of Cash

Net cash used in operating activities was $53.5 million for the six months ended June 30, 2015 compared with net cash provided of $11.3 million for the six months ended June 30, 2014, a net increase in cash used of $64.8 million. This decrease was partly due to a $42.7 million increase in working capital employed in the business for the six months ended June 30, 2015. Such working capital changes include (i) payables to clearing service customers, (ii) receivables from/payables to brokers, dealers, and clearing organizations, (iii) accounts receivable and (iv) other assets and liabilities. In addition, this decrease was also attributable to a $94.5 million decrease in non-cash items that reconcile net loss to net cash (used in) provided by operating activities for the six months ended June 30, 2015, compared with the same prior year period.  The decrease in non-cash items was primarily related to goodwill impairment charges of $121.6 million recorded during the second quarter of 2014, partially offset by a decrease in benefit for deferred taxes in the six months ended June 30, 2015.

Net cash used in investing activities for the six months ended June 30, 2015 was $104.0 million compared with $4.9 million of net cash provided by investing activities for the six months ended June 30, 2014, a net increase in cash used of $108.9 million. This increase in net cash used in investing activities was primarily due to (i) $95.3 million of loans provided to BGC during the six months ended June 30, 2015 and (ii) a decrease in proceeds from the disposition of interests in unconsolidated businesses and available-for-sale securities, year over year.

Net cash provided by financing activities for the six months ended June 30, 2015 was $39.1 million compared to $19.6 million of cash used during the six months ended June 30, 2014, an increase in cash provided of $58.7 million. This increase in net cash provided was primarily due an increase in net proceeds in short-term borrowings, and to a lesser extent, a decrease in cash dividends paid to shareholders during the first and second quarter of 2015.

Regulatory Requirements

Our liquidity and available cash resources are, in part, restricted by the regulatory capital requirements of certain of our material operating subsidiaries, including GFI Securities LLC, Amerex Brokers LLC, GFI Swaps Exchange LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators. In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 17 to the Condensed Consolidated Financial Statements for further details on our regulatory requirements.

Short and Long Term Debt

Our outstanding debt at June 30, 2015 consisted of $240.0 million of our 8.375% Senior Notes and $50.0 million of borrowings under our Credit Agreement. The unused borrowing capacity under our Credit Agreement at June 30, 2015 and December 31, 2014 was $25.0 million and $65.0 million, respectively. The 8.375% Senior Notes mature in July 2018 and the Credit Agreement matures in December 2015. See Note 8 to the Condensed Consolidated Financial Statements for further details on our debt.

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

Failure to comply with this financial covenant would result in an event of default under our Credit Agreement unless waived by our lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As of June 30, 2015, we were in full compliance with the financial covenant described above.

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

In July, 2015, GFI and BGC entered into a guarantee (the “Guarantee”) pursuant to which BGC has guaranteed the obligations of GFI under our 8.375% Senior Notes in the remaining aggregate principal amount of $240,000 and the indenture, dated as of July 19, 2011 (the “Indenture”), between GFI and The Bank of New York Mellon Trust Company, N.A., as Trustee. As discussed under the section “Credit Ratings”, the current interest rate on the 8.375% Senior Notes will be reduced effective July 19, 2015 as a result of the ratings increases following the Guarantee. The Company and BGC will share any cost savings, including interest and other costs, resulting from the credit enhancement provided by BGC.

In July, 2015 GFI’s Audit Committee authorized GFI to enter into a short-term cash loan facility from BGC to GFI consistent with the cash loan facility approved by GFI’s Audit Committee in March 2015 with respect to loans from GFI to BGC.  The terms approved in March 2015 were dependent on whether GFI’s current revolving credit facility (with a current interest rate of LIBOR plus 3.25%) was currently drawn. At that time, the Audit Committee had authorized the management of GFI to enter into arrangements to loan its excess cash from time to time to BGC at an interest rate of .5% over the revolving credit line rate if the line was drawn and 1% below the revolving credit line rate if the line was not currently drawn. GFI’s Audit Committee granted the authority for BGC to lend to GFI on the same terms as GFI and that the loan balances could be netted against each other.

Credit Ratings

As of June 30, 2015, we maintained the following public long-term credit ratings:

Rating
Moody’s Investor Services	B1
Standard & Poor’s	BB+
Fitch Ratings Inc.	BB+

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

On April 29, 2015, S&P raised its credit rating on our 8.375% Senior Notes four notches to BB+, and indicated its rating on our 8.375% Senior Notes remained on CreditWatch with positive implications. On May 6, 2015, Fitch increased its credit rating on our 8.375% Senior Notes four notches to BB+ and has also removed the Company’s 8.375% Senior Notes rating the from Rating Watch Positive and assigned a Positive Rating Outlook.  The upgrades from both rating agencies followed the announcement that BGC purchased addition shares of GFI and gained the two-thirds ownership necessary to effect the full merger of GFI. See Note 2 of the Condensed Consolidated Financial Statements for further information on GFI’s issuance of shares to BGC. As the result of these upgrades the interest rate on our 8.375% Senior Notes will be reduced by100 basis points, effective July 19, 2015.

On July 13, 2015, S&P raised its credit rating on our 8.375% Senior Notes one notch to BBB- and assigned an outlook of Stable. In addition, on July 13, 2015, Fitch raised its credit rating on our 8.375% Senior Notes one notch to BBB- and maintained a Positive Rating Outlook. On July 17, 2015, Moody’s raised its credit rating on our 8.375% Senior Notes one notch to Ba3 and assigned an outlook of Positive. The upgrades from the rating agencies followed the announcement that BGC had guaranteed the Company’s 8.375% Senior Notes. As the result of these upgrades the interest rate on our 8.375% Senior Notes will be reduced by an additional 75 basis points, effective July 19, 2015.

The recent upgrades from the rating agencies will lower the interest rate on our 8.375% Senior Notes by an aggregate of 175 basis points to 8.625%, effective July 19, 2015.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. The payment of quarterly dividends was suspended by the Company’s Board during the third quarter of 2014, in conjunction with the then-pending Amended CME Merger Agreement.  Following the Company’s acquisition by BGC the payment of quarterly dividends continues to be suspended. Therefore, the Company did not pay a cash dividend during the six months ended June 30, 2015. Cash dividends paid for the six months ended June 30, 2014 were approximately $12.5 million.

Common Stock

We may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 9 to our Condensed Consolidated Financial Statements for further discussion of stock repurchases.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$131,650	$13,608	$23,553	$23,377	$71,112
Short-term borrowings	50,000	50,000	—	—	—
Interest on Long-term debt (1)	79,950	23,700	45,000	11,250	—
Long-term debt	240,000	—	—	240,000	—
Purchase obligations (2)	21,411	16,211	5,176	24	—
Total	$523,011	$103,519	$73,729	$274,651	$71,112

(1)         The amounts listed under Interest on Long-term debt include a net increase to our applicable per annum interest on our 8.375% Senior Notes. The net increase is as a result of increases to our applicable per annum interest on our 8.375% Senior Notes effective as a result of downgrades to our credit rating by the various credit agencies in 2012 and 2013 and subsequent decreases to our applicable per annum interest effective as a result of upgrades to our credit rating by S&P and Fitch during the second quarter of 2015. In the event that our credit ratings are subsequently increased or decreased, the applicable per annum interest could change and the amounts disclosed in this table would change; provided, however, the applicable per annum interest rate cannot increase by more than 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture. See Note 8 to the Condensed Consolidated Financial Statements for further details.

(2)         The amounts listed under Purchase Obligations include agreements for quotes with various information service providers. Additionally, such amounts include purchase commitments for capital expenditures. See Note 12 to our Condensed Consolidated Financial Statements for further discussion.

We have unrecognized tax benefits (net of the federal benefit on state positions) of approximately $8.0 million, excluding interest of $1.3 million. Due to the uncertainty of the amounts to be ultimately paid as well as the timing of such payments, all liabilities for uncertain tax positions that have not been paid are excluded from the Contractual Obligations and Commitments table.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2015 as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2014 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the six months ended June 30, 2015.

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. At June 30, 2015 and December 31, 2014, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $1.8 million as of June 30, 2015.

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

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under our 2008 Equity Incentive Plan, we withheld shares of common stock to satisfy minimum statutory tax withholding obligations arising on the vesting and settlement of restricted stock units. When we withheld these shares, we were required to remit to the appropriate taxing authorities the market price of the shares withheld, which could have been deemed a purchase of the shares of our common stock by us on the date of withholding. Following the acquisition by BGC, the Company filed post-effective amendments to its registration statements on Form S-8 de-registering any and all securities registered under the registration statements that remained unissued pursuant to our 2008 Equity Incentive Plan.  See Note 11 of the Condensed Consolidated Financial Statements for further information.

The Company did not purchase any of its common stock during the quarterly period ended June 30, 2015.

ITEM 6.              EXHIBITS

Exhibits:

Exhibit No.	Description
10.1	Non-Competition and DE Bonus Award Agreement, dated as of May 12, 2015, between BGC Partners, Inc. and Michael Gooch

10.2	Non-Competition and DE Bonus Award Agreement, dated as of May 12, 2015, between BGC Partners, Inc. and Colin Heffron

10.3

Guarantee Agreement, dated as of July 10, 2015, by and among GFI Group Inc., as Issuer, and BGC Partners, Inc., as Guarantor (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

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

(*) Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months and six months ended June 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (v) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2015.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)