Form 10-Q
period 2015-09-30
GFI Group Inc.
filed 2015-11-09
CIK 1292426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The number of shares of registrant’s common stock outstanding on October 31, 2015 was 170,814,812.

Part I—Financial Information

		Page Number

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition as of September 30, 2015 (unaudited) and December 31, 2014	4

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	5

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 (unaudited) and September 30, 2014 (unaudited)	7

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69

Item 4.	Controls and Procedures	70

	Part II—Other Information

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 5.	Other Information	71

Item 6.	Exhibits	71

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

PART I—FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$128,886	$183,432
Cash and securities segregated under federal and other regulations	145	163
Accounts receivable, net of allowance for doubtful accounts of $1,329 and $1,900 at September 30, 2015 and December 31, 2014, respectively	79,440	82,748
Receivables from brokers, dealers and clearing organizations	390,214	507,601
Property, equipment and leasehold improvements, net of depreciation and amortization of $209,719 and $196,237 at September 30, 2015 and December 31, 2014, respectively	50,806	55,897
Goodwill	134,434	134,542
Intangible assets, net	25,688	30,905
Receivables from related parties	134,047	232
Other assets	193,096	172,721
Assets held for sale	—	193,701
TOTAL ASSETS	$1,136,756	$1,361,942

Liabilities and stockholders’ equity
LIABILITIES
Accrued compensation	93,324	$88,590
Accounts payable and accrued expenses	38,350	31,791
Payables to brokers, dealers and clearing organizations	355,170	463,243
Short-term borrowings	75,000	10,000
Long-term debt	240,000	240,000
Other liabilities	76,962	70,270
Liabilities held for sale	—	161,914
Total Liabilities	$878,806	$1,065,808
Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 187,509,724 and 144,290,612 shares issued at September 30, 2015 and December 31, 2014, respectively, net of $430 for issuance of common stock for Note receivable	1,444	1,442
Additional paid in capital, net of $249,570 for issuance of common stock for Note receivable	379,069	399,774
Retained deficit	(41,563)	(31,050)
Treasury stock, 16,694,912 and 16,724,843 shares of common stock at cost, at September 30, 2015 and December 31, 2014, respectively	(73,367)	(73,445)
Accumulated other comprehensive loss	(9,749)	(2,493)
Total Stockholders’ Equity	255,834	294,228
Non-controlling interests	2,116	1,906
Total Equity	257,950	296,134
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,136,756	$1,361,942

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Agency commissions	$101,565	$112,303	$323,796	$343,410
Principal transactions	34,279	41,453	122,357	139,090
Total brokerage revenues	135,844	153,756	446,153	482,500
Clearing services revenues	—	26,373	21,338	89,139
Interest income from clearing services	—	579	297	1,679
Equity in net earnings of unconsolidated businesses	829	639	3,072	4,686
Software, analytics and market data	26,676	26,095	77,603	77,455
Other income, net	5,911	2,859	25,942	13,686
Total revenues	169,260	210,301	574,405	669,145
Interest and transaction-based expenses
Transaction fees on clearing services	—	24,786	20,495	84,362
Transaction fees on brokerage services	4,722	4,330	15,487	14,488
Interest expense from clearing services	—	206	128	560
Total interest and transaction-based expenses	4,722	29,322	36,110	99,410
Revenues, net of interest and transaction-based expenses	164,538	180,979	538,295	569,735
Expenses
Compensation and employee benefits	106,551	122,720	373,279	390,420
Communications and market data	10,445	13,335	33,172	40,202
Travel and promotion	6,156	7,184	18,562	22,924
Rent and occupancy	6,545	7,835	20,284	23,811
Depreciation and amortization	7,200	8,480	21,329	25,873
Professional fees	3,246	13,650	25,131	29,928
Interest on borrowings	7,066	8,466	22,925	24,393
Impairment of goodwill	—	—	—	121,619
Merger termination fees	—	—	24,728	—
Other expenses	5,942	6,825	18,752	21,526
Total other expenses	153,151	188,495	558,162	700,696
Income (loss) before provision for (benefit from) income taxes	11,387	(7,516)	(19,867)	(130,961)
Provision for (benefit from) income taxes	381	(56)	(9,933)	(30,239)
Net income (loss) before attribution to non-controlling stockholders	11,006	(7,460)	(9,934)	(100,722)
Less: Net (loss) income attributable to non-controlling interests	(183)	231	579	762
GFI’s net income (loss)	$11,189	$(7,691)	(10,513)	$(101,484)

Earnings (loss) per share available to common stockholders
Basic	$0.07	$(0.06)	(0.07)	$(0.82)
Diluted	$0.07	$(0.06)	(0.07)	$(0.82)
Weighted average shares outstanding
Basic	170,814,812	125,407,225	152,068,906	124,237,643
Diluted	170,814,812	125,407,225	152,068,906	124,237,643
Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.10

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) before attribution to non-controlling stockholders	$11,006	$(7,460)	$(9,934)	$(100,722)

Other comprehensive loss:
Foreign currency translation adjustment	(3,635)	(5,458)	(7,661)	(1,066)
Unrealized loss on available-for-sale securities, net of tax(1)	(8)	—	(18)	(1,069)
Total other comprehensive loss	(3,643)	(5,458)	(7,679)	(2,135)

Comprehensive income (loss) including non-controlling stockholders	7,363	(12,918)	(17,613)	(102,857)
Comprehensive (loss) income attributable to non-controlling stockholders	(289)	(50)	156	469
GFI’s comprehensive income (loss)	$7,652	$(12,868)	$(17,769)	$(103,326)

(1)         Amounts are net of provision for income taxes of $0 for the three months ended September 30, 2015 and 2014. Amounts are net of provision for (benefit from) income taxes of $0 and $(341) for the nine months ended September 30, 2015 and 2014, respectively.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss before attribution to non-controlling stockholders	$(9,934)	$(100,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,329	25,873
Deferred compensation	32,835	19,024
Tax (benefit) expense related to share-based compensation	(8)	821
Amortization of prepaid bonuses and forgivable loans	14,334	17,893
Benefit from deferred taxes	(21,274)	(44,135)
Gains on foreign exchange derivative contracts, net	(3,108)	(3,389)
(Earnings) losses from equity method investments, net	(1,121)	473
Amortization of deferred financing fees	1,554	1,376
Mark-to-market of contingent consideration liabilities	115	(2,832)
Impairment charges	—	122,230
Other non-cash charges, net	(497)	560
(Increase) decrease in operating assets:
Cash and securities segregated under federal and other regulations	9,491	7,956
Accounts receivable	1,689	(17,609)
Receivables from brokers, dealers and clearing organizations	92,300	(428,142)
Receivables from related parties	(3,349)	—
Other assets	(18,797)	(9,302)
Increase (decrease) in operating liabilities:
Accrued compensation	(48,375)	(10,618)
Accounts payable and accrued expenses	11,847	10,853
Payables to brokers, dealers and clearing organizations	(108,073)	459,893
Payables to clearing services customers	10,244	(42,565)
Other liabilities	7,953	3,054
Cash (used in) provided by operating activities	(10,845)	10,692
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash delivered in disposition of consolidated subsidiaries, net of cash received	(5,633)	—
Proceeds from disposition of interests in unconsolidated businesses	—	8,140
Return of capital from unconsolidated businesses	—	413
Proceeds from disposition of available-for-sale securities	—	5,882
Purchases of interests in unconsolidated businesses	(600)	—
Purchases of property, equipment and leasehold improvements	(3,659)	(5,842)
Cash used for loans to related parties	(134,250)	—
Capitalization of internally developed software	(5,267)	(6,232)
Proceeds on foreign exchange derivative contracts	4,980	2,605
Payments on foreign exchange derivative contracts	(1,669)	(550)
Other, net	(12)	58
Cash (used in) provided by investing activities	(146,110)	4,474

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	$115,000	$160,000
Repayment of short-term borrowings	(50,000)	(160,000)
Proceeds from loans from related parties	10,000
Repayment of loans from related parties	(6,500)
Cash dividends paid to common stockholders	—	(12,482)
Shares withheld for taxes on vested restricted stock units	(572)	(9,114)
Tax benefit (expense) related to share-based compensation	8	(821)
Other, net	(503)	25
Cash provided by (used in) financing activities	67,433	(22,392)
Effects of exchange rate changes on cash and cash equivalents	(3,154)	(1,530)
Decrease in Cash and cash equivalents classified as Held for sale	38,130	—
DECREASE IN CASH AND CASH EQUIVALENTS	(54,546)	(8,756)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	183,432	174,606
CASH AND CASH EQUIVALENTS, END OF PERIOD	$128,886	$165,850

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$28,219	$29,663
Cash paid for income taxes	$10,259	$11,667
Cash received from income tax refunds	$542	$899

Non-Cash Investing and Financing Activities:
Purchase of property and equipment through seller financing arrangement	$570	$1,229
Issuance of common stock for Note receivable	$250,000	$—

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance, January 1, 2015	$1,442	$399,774	$(73,445)	$(31,050)	$(2,493)	$294,228	$1,906	$296,134
Issuance of treasury stock	—	(78)	78	—	—	—	—	—
Issuance of common stock for vesting of restricted stock units and Note receivable(1)	2	(2)	—	—	—	—	—	—
Withholding of restricted stock units in satisfaction of tax requirements	—	(572)	—	—	—	(572)	—	(572)
Tax expense associated with share-based awards	—	8	—	—	—	8	—	8
Foreign currency translation adjustment	—	—	—	—	(7,238)	(7,238)	(423)	(7,661)
Unrealized loss on available for sale securities, net of tax	—	—	—	—	(18)	(18)	—	(18)
Share-based compensation	—	3,276	—	—	—	3,276	—	3,276
Conversion of restricted stock units to deferred cash awards	—	(23,320)	—	—	—	(23,320)	—	(23,320)
Other capital adjustments	—	(17)	—	—	—	(17)	54	37
Net (loss) income	—	—	—	(10,513)	—	(10,513)	579	(9,934)
Balance, September 30, 2015	$1,444	$379,069	$(73,367)	$(41,563)	$(9,749)	$255,834	$2,116	$257,950

(1)              Changes in Common Stock and Additional Paid In Capital are net of $430 and $249,570, respectively, associated with the issuance of common stock for a Note receivable. See Notes 2 and 9 for further information.

See notes to condensed consolidated financial statements

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands except share and per share amounts)

1.     ORGANIZATION AND BUSINESS

The Condensed Consolidated Financial Statements include the accounts of GFI Group Inc. and its subsidiaries (collectively, “GFI” or the “Company”). The Company, through its subsidiaries, provides wholesale brokerage and trade execution services, clearing services and trading system software products to institutional clients in markets for a range of fixed income, financial, equity and commodity instruments. The Company complements its brokerage and trade execution capabilities with value-added services, such as market data and analytical software products for trader and back-office support, which it licenses primarily to companies in the financial services industry.  The Company is majority-owned by, and operates as a division of BGC Partners, Inc. (together with its affiliates, “BGC”), which owned approximately 67% of the Company’s outstanding shares of common stock as of September 30, 2015. See Note 2 for further information on the acquisition by BGC. In addition, as of September 30, 2015, Jersey Partners, Inc. (“JPI”) owned approximately 27% of the Company’s outstanding shares of common stock. Michael Gooch, a director and former executive officer of the Company, is the controlling shareholder of JPI.

2.      ACQUISITION BY BGC PARTNERS, INC. AND TERMINATION OF THE CME MERGER

On February 19, 2015, the Company, BGC and BGC Partners, L.P. entered into a Tender Offer Agreement (the “Tender Offer Agreement”) pursuant to which BGC and BGC Partners, L.P. agreed to amend their previously commenced tender offer to purchase all of the outstanding shares of common stock of the Company for $6.10 per share.  On February 26, 2015, BGC successfully completed the BGC Tender and on March 4, 2015 BGC Partners, L.P. paid for the 54,274,212 shares of Common Stock tendered pursuant to the BGC Tender for an aggregate purchase price of $331,073. The tendered shares, together with the 17,120,464 shares already owned by BGC, represented approximately 56% of the outstanding shares of the Company’s common stock.

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

Prior to the completion of the tender offer, the Company was a party to a series of agreements, including an Agreement and Plan of Merger (the “CME Merger Agreement”) and a Purchase Agreement (the “IDB Purchase Agreement”), each dated as of July 30, 2014, as amended, with CME Group Inc. (“CME”) and certain of its affiliates, whereby the Company had agreed to merge with and into a wholly owned subsidiary of CME (the “CME Merger”) and, immediately following such merger, a private consortium of current GFI management would acquire the Company’s wholesale brokerage and clearing businesses from CME (such transactions collectively, the “CME Transaction”). In addition, CME, JPI and certain other stockholders of GFI, who collectively, at the time, controlled approximately 38% of the outstanding shares of the Company’s common stock, entered into an agreement, dated as of July 30, 2014 (the “Support Agreement”), that provided for such stockholders to vote for the CME Transaction and vote against any alternative transaction and that prevented such stockholders from transferring their shares, including by tendering into the tender offer. The CME Merger Agreement and the CME Transaction were terminated on January 30, 2015. The restrictions in the Support Agreement continue until on or about January 30, 2016.

Pursuant to the terms of the CME Merger Agreement, the Company was required to reimburse CME for its expenses up to $7,065 and such reimbursement was paid in February 2015. Additionally, the Company was required to pay CME a termination fee equal to $17,663 (which is the total termination fee of $24,728 less the expense reimbursement that has already been paid to CME) and such transaction fee was paid in March 2015. The termination fee was payable if within 12 months of such termination the Company consummated, or entered into a definitive agreement to consummate, a transaction in which (i) the Company, (ii) 20% or more of the fair value of the assets or of any class of equity or voting securities of the Company and its subsidiaries, (iii) the subsidiaries that were to be retained by CME in the CME Merger Agreement, (iv) Trayport or (v) Fenics was sold.

On August 24, 2015, the Company; Michael Gooch; Colin Heffron,  also a director of GFI and former executive officer of the Company; JPI; CME; the former members of the Company’s Special Committee; BGC; and certain other former officers and affiliates of the Company entered into a memorandum of understanding (the “MOU”) with regard to a preliminary settlement (the “Settlement”) of the consolidated class action case pending before the Court of Chancery of the State of Delaware (the “Court”), as discussed further in Note 12. In connection with the Settlement, Messrs. Gooch and Heffron, JPI, BGC and the Company have entered into a separate agreement providing for certain matters relating to the merger of BGC and GFI and allocating certain responsibilities and advancing certain payments (the “Settlement Letter”). In addition, in the MOU, CME has agreed to terminate the restriction prohibiting Messrs. Gooch and Heffron, JPI and certain other stockholders and affiliates of the Company from supporting the Back-End Mergers (as defined below) or similar transactions until January 30, 2016 (the “Waiver”), which was set forth in the Support Agreement.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Accordingly, the parties to the Settlement Letter have agreed that by December 21, 2015, BGC, GFI, JPI and certain affiliates shall enter into the merger agreements providing for merger transactions (the “Back-End Mergers”) as required in the Tender Offer Agreement. The Company expects the Back-End Mergers to be completed no later than January 29, 2016.

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

The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the entity and (ii) the obligation to absorb losses of the entity that could be potentially significant to the VIE or the right to receive benefits from the entity that could be potentially significant. As of September 30, 2015, the Company holds interests in certain VIEs. One of these VIEs is consolidated because it was determined that the Company is the primary beneficiary of this VIE because (1) the Company provided the majority of the VIE’s start-up capital and (2) the Company has consent rights regarding those activities that the Company believes would most significantly impact the economic performance of the entity. The remaining VIEs are not consolidated as it was determined that the Company is not the primary beneficiary due to the level of equity ownership and voting power.  The Company reassesses its evaluation of whether an entity is a VIE when certain events occur, such as changes in economic ownership and voting power.  The Company reassesses its determination of whether it is the primary beneficiary of a VIE on an ongoing basis based on current facts and circumstances.  See Note 16 for disclosures on Variable Interest Entities.

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

Prepaid Bonuses and Forgivable Employee Loans—Prepaid bonuses and forgivable loans to employees are stated at historical value net of amortization when the agreement between the Company and the employee provides for the return of proportionate amounts of the bonus or loan outstanding if employment is terminated in certain circumstances prior to the end of the term of the agreement. Amortization is calculated using the straight-line method over the term of the contract, which is generally two to four years, and is recorded in Compensation and employee benefits. The Company generally expects to recover the unamortized portion of prepaid bonuses and forgivable loans when employees voluntarily terminate their employment or if their employment is terminated for cause prior to the end of the term of the agreement. The prepaid bonuses and forgivable loans are included in Other assets in the Condensed Consolidated Statements of Financial Condition. At September 30, 2015 and December 31, 2014, the Company had prepaid bonuses of $11,159 and $16,523, respectively. At September 30, 2015 and December 31, 2014, the Company had forgivable employee loans and advances to employees of $14,691 and $15,072, respectively. Amortization of prepaid bonuses and forgivable employee loans for the nine months ended September 30, 2015 and 2014 was $14,334 and $17,893, respectively and is included within Compensation and employee benefits.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Investments—When the Company does not have a controlling financial interest in an entity but can exert significant influence over the entity’s operating and financial policies, the investment is accounted for under the equity method of accounting in accordance with ASC 323-10, Investments—Equity Method and Joint Ventures (“ASC 323-10”). Significant influence generally exists when the Company owns 20% to 50% of the entity’s common stock or in-substance common stock. The Company initially records the investment at cost and adjusts the carrying amount each period to recognize its share of the earnings and losses of the investee based on the percentage of ownership. At September 30, 2015 and December 31, 2014, the Company had equity method investments with a carrying value of $13,919 and $13,184, respectively, included within Other assets. The Company also provides administrative services to certain of these equity method investees.

Investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments—Other (“ASC 325-10”). At September 30, 2015 and December 31, 2014, the Company had cost method investments of $1,563 and $1,688, respectively, included within Other assets.  The fair value of the Company’s cost method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value. The Company monitors its equity and cost method investments for indicators of impairment each reporting period.

The Company accounts for its marketable equity securities and its debt securities in accordance with ASC 320-10, Investments—Debt and Equity Securities (“ASC 320-10”). Investments that are owned by the Company’s broker-dealer subsidiaries are recorded at fair value with realized and unrealized gains and losses reported in net (loss) income. Investments designated as available-for-sale that are owned by the Company’s non broker-dealer subsidiaries are recorded at fair value with unrealized gains or losses reported as a separate component of other comprehensive (loss) income, net of tax.  The fair value of the Company’s available-for-sale securities was $81 and $0 as of September 30, 2015 and December 31, 2014, respectively, and is included within Other assets.

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

Revenue Recognition

Brokerage Transactions—The Company provides brokerage services to its clients in the form of either agency or principal transactions. In agency transactions, the Company charges commissions for executing transactions between buyers and sellers. Agency commission revenues and related expenses are recognized on a trade date basis. These revenues are presented in Agency commissions on the Company’s Condensed Consolidated Statements of Operations.  Principal transactions revenue is primarily derived from matched principal and principal trading transactions. Principal transactions revenues and related expenses are recognized on a trade date basis. The Company earns revenue from principal transactions on the spread between the buy and sell price of the security that is brokered. In matched principal transactions, the Company simultaneously agrees to buy instruments from one customer and sell them to another customer. These revenues are presented in Principal transactions Company’s Condensed Consolidated Statements of Operations.  In the normal course of its matched principal and principal trading businesses, the Company may hold security positions overnight. These positions are marked to market on a daily basis.

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

Compensation and Employee Benefits—The Company’s compensation and employee benefits have both a fixed and variable component. Base salaries and benefit costs are primarily fixed for all employees while bonuses constitute the variable portion of compensation and employee benefits. The Company has historically paid certain performance bonuses in restricted stock units (“RSUs”).  All RSUs which were outstanding immediately prior to the completion of BGC’s tender offer were converted into the right to receive cash, subject to the terms of each award’s pre-existing vesting schedule.  During the three and nine months ended September 30, 2015, the Company paid certain performance bonuses in deferred cash awards. The Company also may grant sign-on and retention bonuses for certain newly-hired or existing employees who agree to long-term employment agreements.

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

The Company recorded a provision for income taxes of $381 for the three months ended September 30, 2015, as compared to a benefit for income taxes of $56 for the three months ended September 30, 2014.  The net increase in income tax expense during the third quarter of 2015 was largely due to an increase in pre-tax income during the three months ended September 30, 2015 compared with the same prior year period. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

The Company recorded a benefit from income taxes of $9,933 for the nine months ended September 30, 2015, as compared to $30,239 for the nine months ended September 30, 2014.  The benefit from income taxes for the nine months ended September 30, 2015 was primarily due to an allowable U.S. income tax deduction as a result of the merger termination fee paid to CME following the termination of the CME Merger Agreement in January 2015.  The benefit from income taxes for the nine months ended September 30, 2014 was primarily a result of a $29,151 discrete tax benefit attributable to non-cash goodwill impairment charges recorded during the second quarter of 2014.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The net decrease in benefit from income taxes during the nine months ended September 30, 2015 compared with nine months ended September 30, 2014 was largely due to a decrease in pre-tax loss during the current year period. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

Treasury Stock—The Company accounts for Treasury stock using the cost method. Treasury stock held by the Company may be reissued with respect to vested RSUs in qualified jurisdictions. The Company’s policy is to account for these shares as a reduction of Treasury stock on a first-in, first-out basis.

Foreign Currency Translation Adjustments and Transactions— Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at the period end rates of exchange, and revenue and expenses are translated at the average rates of exchange for the period. Gains or losses resulting from translating foreign currency financial statements are reflected in foreign currency translation adjustments and are reported as a separate component of comprehensive (loss) income and included in accumulated other comprehensive income in the Condensed Consolidated Statement of Changes in Stockholders’ Equity. The revaluation of asset and liability balances that are denominated in currencies other than the functional currency of the business unit involved in such transactions is reflected in Other Income, net in the Condensed Consolidated Statements of Operations. Net gains (losses) resulting from remeasurement of foreign currency transactions and balances were $1,323 and $(2,809) for the three months ended September 30, 2015 and 2014, respectively, and $96 and $(2,694) for the nine months ended September 30, 2015 and 2014, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 defines how companies report revenues from contracts with customers, and also requires enhanced disclosures. The guidance, as stated in ASU 2014-09, was effective beginning in the first quarter of fiscal 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of Effective Date (“ASU 2015-14”), which defers the effective date by one year, with early adoption on the original effective date permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 sets forth management’s responsibility to evaluate, each reporting period, whether there is substantial doubt about the Company’s ability to continue as a going concern, and if so, to provide related footnote disclosures. The guidance is effective for the Company’s 2016 annual financial statements. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations  (Topic 805) - Pushdown Accounting (“ASU 2014-17”). ASU 2014-17 provides an acquired entity the option of applying pushdown accounting in its stand-alone financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company adopted this guidance on November 18, 2014, the effective date of ASU 2014-17.  In conjunction with the Company’s February 2015 acquisition by BGC, the Company has elected not to apply pushdown accounting on its Condensed Consolidated Financial Statements for the nine months ended September 30, 2015, the reporting period in which the change-in-control event occurred.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance is effective beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be reported on the Consolidated Statements of Financial Condition as a direct deduction from the carrying amount of that debt liability. The guidance is effective for the Company retrospectively beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”). ASU 2015-16 requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The guidance is effective beginning January 1, 2016 and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its Consolidated Financial Statements.

4. DISPOSALS AND ASSETS AND LIABILITIES HELD FOR SALE

On January 24, 2015, the Company entered into an agreement to sell 100% equity ownership of The Kyte Group Limited (“KGL”), which primarily included the Company’s clearing business.  The Company determined that as of December 31, 2014, KGL met the criteria for classification as held for sale and, accordingly, its assets and liabilities were included in Assets held for sale and Liabilities held for sale on the Condensed Consolidated Statements of Financial Condition as of December 31, 2014, net of $4,061 of asset impairment, resulting from a write-down to the carrying value of its long-lived assets. The transaction was completed in March 2015. KGL’s operations prior to the completion of the transaction are included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014 and included within the Clearing and Backed Trading reportable segment.

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

On February 3, 2015, the Company entered into an agreement to sell 100% equity ownership of Kyte Broking Limited (“KBL”). The Company determined that KBL met the criteria for classification as held for sale and, as a result, its assets and liabilities have been included in Assets held for sale and Liabilities held for sale on the Condensed Consolidated Statements of Financial Condition as of December 31, 2014.  In May 2015, the Company completed the sale of KBL. The Company recorded a gain on the sale of $771, in addition to $420 of translation gain on the disposal of the entity, which were included within Other, net on the Condensed Consolidated Statements of Operations for the nine month ended September 30, 2015.  KBL’s operations prior to the completion of the transaction are included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The major classes of the total consolidated assets and liabilities of KBL that were classified as held for sale at December 31, 2014 were as follows:

December 31,
2014
Assets
Cash and cash equivalents	$13,172
Accounts receivable, net	7,398
Receivables from brokers, dealers and clearing organizations	659
Property, equipment and leasehold improvements, net	178
Other assets	330
Total assets held for sale	$21,737

Liabilities
Accounts payable and accrued expenses	15,990
Other liabilities	25
Total liabilities held for sale	$16,015

5.     RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

Amounts receivable from and payable to brokers, dealers and clearing organizations consisted of the following:

	September 30, 2015	December 31, 2014
Receivables from brokers, dealers and clearing organizations:
Contract value of fails to deliver	$318,297	$458,718
Receivables from and deposits with clearing organizations and financial institutions (1)	71,917	48,630
Net pending trades	—	253
Total	$390,214	$507,601
Payables to brokers, dealers and clearing organizations:
Contract value of fails to receive	$328,412	$462,747
Payables to clearing organizations and financial institutions	8,728	496
Net pending trades	18,030	—
Total	$355,170	$463,243

(1)         Excluded from the December 31, 2014 balance is $91,293 of Receivables from and deposits with clearing organizations and financial institutions related to KGL and KBL. As discussed in Note 4, such amounts are included in Assets held for sale.

Substantially all fail to deliver and fail to receive balances at September 30, 2015 have subsequently settled at the contracted amounts. All fail to deliver and fail to receive balances at December 31, 2014 have subsequently settled at the contracted amounts.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

As the transaction to sell KGL was completed in March 2015 the Company had no Payables to clearing service customers as of September 30, 2015.  See Note 4 for further information on the sale of KGL.

6.     GOODWILL AND INTANGIBLE ASSETS

Goodwill—Changes in the carrying amount of the Company’s goodwill for the nine months ended September 30, 2015 were as follows:

	December 31, 2014	Goodwill acquired	Impairment charges	Adjustments	Foreign currency translation	September 30, 2015
Goodwill
All other	$134,542	$—	$—	$—	$(108)	$134,434

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

No events or changes in circumstances which would indicate goodwill impairment occurred at the Trayport and Fenics reporting units, the Company’s reporting units with remaining goodwill balances, in the nine months ended September 30, 2015.

Intangible Assets—Intangible assets consisted of the following:

	September 30, 2015			December 31, 2014
	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value	Gross amount	Accumulated amortization and foreign currency translation	Net carrying value (1)
Amortized intangible assets:
Customer relationships	$62,334	$42,973	$19,361	$62,334	$39,203	$23,131
Trade names	7,904	7,048	856	7,904	6,750	1,154
Core technology	8,697	4,802	3,895	8,697	4,105	4,592
Non-compete agreements	3,756	3,439	317	3,756	3,429	327
Patents	3,131	2,093	1,038	3,131	1,719	1,412
Other	647	426	221	647	358	289
Total	$86,469	$60,781	$25,688	$86,469	$55,564	$30,905

(1)         Excluded from net carrying value as of December 31, 2014 is $3,715 of customer relationships,  $576 of trade names and $11 of non-compete agreements with indefinite useful lives related to KGL that were  held for sale. As discussed in Note 4, such amounts were included in Assets held for sale as of December 31, 2014 prior to the disposal of KGL during the first quarter of 2015.

Intangible amortization expense for the three months ended September 30, 2015 and 2014 was $1,657 and $2,438, respectively. Intangible amortization expense for the nine months ended September 30, 2015 and 2014 was $4,959 and $7,355, respectively.

At September 30, 2015, expected amortization expense for the definite lived intangible assets is as follows:

2015	$1,603
2016	5,985
2017	4,127
2018	3,309
2019	3,093
Thereafter	7,571
Total	$25,688

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

7.     OTHER ASSETS AND OTHER LIABILITIES

Other assets consisted of the following:

	September 30, 2015	December 31, 2014
Deferred tax assets	$112,116	$91,935
Investments accounted for under the cost method and equity method	15,482	14,872
Forgivable employee loans and advances to employees	14,691	15,072
Prepaid bonuses	11,159	16,523
Software inventory, net	4,463	3,435
Deferred financing fees	3,484	5,038
Financial instruments owned	3,305	3,865
Other	28,396	21,981
Total Other assets	$193,096	$172,721

Other liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Payroll related liabilities	$26,533	$12,522
Deferred revenues	8,446	7,993
Deferred rent liabilities	8,226	8,657
Unrecognized tax benefits	7,983	8,396
Income taxes payable	6,418	5,384
Interest payable	5,466	12,457
Deferred tax liabilities	4,088	4,726
Financial instruments sold, not yet purchased	1,116	1,387
Other	8,686	8,748
Total Other liabilities	$76,962	$70,270

8.     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company’s outstanding debt obligations consisted of the following:

	September 30,	December 31,
	2015	2014
8.375% Senior Notes due 2018	$240,000	$240,000
Loans pursuant to Credit Agreement	75,000	10,000
Total	$315,000	$250,000

The Company’s debt obligations are carried at historical amounts. The fair value of the Company’s Long-term debt obligations, categorized within Level 2 of the fair value hierarchy, is measured primarily using pricing service data from external providers.  The carrying amounts and estimated fair values of the Company’s Long-term debt obligations are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

8.375% Senior Notes	$240,000	$256,800	$240,000	$272,568

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

In April 2015, the Company’s Audit Committee authorized the Company to repurchase up to $50,000 of the Company’s common stock and 8.375% Senior Notes. In addition, in July 2015, the Company’s Audit Committee authorized the Company to repurchase up to $240,000 of the Company’s 8.375% Senior Notes.  During the three and nine months ended September 30, 2015 and 2014 the Company did not repurchase any shares of its common stock or 8.375% Senior Notes.

On January 18, 2013, Moody’s Investor Services (“Moody’s”) lowered its credit rating on the Company’s 8.375% Senior Notes two notches to B1, which increased the Company’s applicable per annum interest, effective January 19, 2013, by an additional 50 basis points. On April 19, 2013, Fitch Ratings, Inc. (“Fitch”) further lowered its credit rating on the Company’s 8.375% Senior Notes two notches to BB and revised its outlook from Stable to Negative. This credit rating downgrade by Fitch increased the Company’s applicable per annum interest by an additional 50 basis points, effective July 19, 2013. On June 26, 2013, Standard & Poor’s (“S&P”) further lowered its credit rating on the Company’s 8.375% Senior Notes one notch to B+ and revised its outlook from Negative to Stable. This credit rating downgrade by S&P increased the Company’s applicable per annum interest by an additional 25 basis points, effective July 19, 2013.

Pursuant to the terms of the 8.375% Senior Notes, the cumulative effect of downgrades to the Company’s credit rating by rating agencies subsequent to the issuance of the Company’s 8.375% Senior Notes resulted in 200 basis points penalty interest, which is the maximum increase permitted under the indenture.

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

On July 10, 2015, the Company and BGC entered into a guarantee (the “Guarantee”) pursuant to which BGC has guaranteed the obligations of the Company under the Company’s 8.375% Senior Notes in the remaining aggregate principal amount of $240,000 and the indenture, dated as of July 19, 2011 (the “Indenture”), between GFI and The Bank of New York Mellon Trust Company, N.A., as Trustee (the “Trustee”). The Company and BGC will share any cost savings, including interest and other costs, resulting from the credit enhancement provided by BGC. The Company has agreed to indemnify BGC in the event that BGC or any of its affiliates is obligated to make payment under such Guarantee.

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

The April and July 2015 upgrades from the rating agencies lowered the interest rate on the Company’s 8.375% Senior Notes by an aggregate of 175 basis points to 8.625%, effective July 19, 2015. As a result, the penalty interest, previously at 200 basis points, was reduced to 25 basis points.  Accordingly the additional interest expense per annum, based on the aggregate amount of outstanding principal as of September 30, 2015, has been reduced to $600 from $4,800.

At September 30, 2015 and December 31, 2014, unamortized deferred financing fees related to the 8.375% Senior Notes of $3,484 and $4,420, respectively, were recorded within Other assets and the Company was in compliance with all applicable covenants.

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

The Credit Agreement contains certain financial and other covenants. The financial covenants contained in the Company’s Credit Agreement require that we maintain minimum consolidated capital, as defined, of no less than $375,000 at any time.  The amendment to the Credit Agreement executed in July 2014 reduced the required minimum amount of consolidated capital by any goodwill or asset impairment charge in an aggregate amount not to exceed $160,000 contained in the Company’s financial statements in any of the fiscal quarters ended June 30, 2014, September 30, 2014 or December 31, 2014.  In April 2015, GFI entered into a fourth amendment to the Credit Agreement, whereby the minimum consolidated capital the Company is required to maintain was adjusted to $215,000. The Company was in compliance with all applicable covenants at September 30, 2015 and December 31, 2014.

Revolving loans may be either base rate loans or Eurocurrency rate loans. Eurocurrency rate loans bear interest at the annualized rate of one-month LIBOR plus the application margin and base rate loans bear interest at a rate per annum equal to a prime rate plus the applicable margin. Letter of credit fees per annum are equal to the applicable margin times the outstanding amount drawn under such letter of credit. As long as no default has occurred under the Credit Agreement, the applicable margin for base rate and Eurocurrency rate loans and letters of credit is based on a matrix that varies with a ratio of outstanding debt to EBITDA, as defined in the Credit Agreement. The weighted average interest rate of the outstanding loans under the Credit Agreement was 3.72% at September 30, 2015.

On September 25, 2015, the Company delivered notice to Bank of America N.A. of its intent to terminate and repay on October 2, 2015 the entire $75,000 outstanding under the Credit Agreement. The amounts due under the Credit Agreement were scheduled to mature on December 20, 2015 and are being repaid by the Company prior to the potential sale of its Trayport subsidiary.  As a result, during the third quarter of 2015, the Company accelerated the amortization of the remaining unamortized deferred financing fees related to the Credit Agreement. At December 31, 2014, unamortized deferred financing fees related to the Credit Agreement of $618 were recorded within Other assets.

9.     STOCKHOLDERS’ EQUITY

On March 30, 2015, the Company filed a Form 25 with the Securities Exchange Commission (“SEC”) to voluntarily delist GFI’s common stock on the New York Stock Exchange (“NYSE”) and to terminate the registration of the common stock under the Exchange Act. The Company’s common stock was delisted on April 10, 2015. On June 1, 2015, the Company filed a Form 15 with the SEC to effect the deregistration of the common stock. The deregistration of the common stock became effective 90 days after filing the Form 15 with the SEC.

In April 2015, the Company’s Audit Committee authorized the Company to repurchase up to $50,000 of the Company’s common stock and 8.375% Senior Notes. During the three and nine months ended September 30, 2015 and 2014 the Company did not repurchase any shares of its common stock or 8.375% Senior Notes.

On April 28 2015, the Company issued 43,029,260 shares of its common stock to BGC at the closing price of $5.81 per share, for an aggregate purchase price of $250,000.  The purchase price was paid to the Company in the form of a Note due on June 19, 2018 which bears an interest rate of LIBOR plus 200 basis points. The Company accounted for the transaction in accordance with the applicable provisions of ASC 505, Equity. Accordingly, as the Company did not expect the Note to be repaid within a reasonably short period of time, the Company has not classified the BGC Note as an asset and has offset the BGC Note and the value of the New Shares in stockholders’ equity.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The payment of quarterly dividends was suspended by the Company’s Board during the third quarter of 2014, in conjunction with the then-pending Amended CME Merger Agreement.  Following the Company’s acquisition by BGC the payment of quarterly dividends continues to be suspended. Therefore, the Company did not pay a cash dividend during the nine months ended September 30, 2015. On each of March 28 and May 30, 2014 the Company paid a cash dividend of $0.05 per share, which, based on the number of shares outstanding on the record date for such dividends, totaled $6,188 and $6,294, respectively.

10.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for common stock is calculated by dividing net  income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the sum of: (i) the weighted average number of shares outstanding, (ii) outstanding stock options and RSUs (using the “treasury stock” method when the impact of such options and RSUs would be dilutive), and (iii) any contingently issuable shares when dilutive.

Basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings (loss) per share
GFI’s net income (loss)	$11,189	$(7,691)	$(10,513)	$(101,484)
Weighted average common shares outstanding	170,814,812	125,407,225	152,068,906	124,237,643
Basic earnings (loss) per share	$0.07	$(0.06)	$(0.07)	(0.82)
Diluted earnings (loss) per share
GFI’s net income (loss)	$11,189	$(7,691)	$(10,513)	(101,484)
Weighted average common shares outstanding	170,814,812	125,407,225	152,068,906	124,237,643
Effect of dilutive options, RSUs, and other contingently issuable shares	—	—	—	—
Weighted average shares outstanding and common stock equivalents	170,814,812	125,407,225	152,068,906	124,237,643
Diluted earnings (loss) per share	$0.07	$(0.06)	$(0.07)	(0.82)

As discussed in Note 11 in further detail, all RSUs which were outstanding immediately prior to the completion of BGC’s tender offer were converted into the right to receive cash, subject to the terms of each award’s pre-existing vesting schedule, and therefore, were not subject to the computation of basic or diluted earnings per share for the three and nine months ended September 30, 2015.

There were no options, RSUs or contingently issuable shares outstanding as of September 30, 2015.

As a result of the net loss for the three and nine months ended September 30, 2014, the following stock options, RSUs and contingently issuable shares outstanding were excluded from the computation of diluted loss per share for each respective period, as their inclusion would be anti-dilutive:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Stock Options	$6,316	$6,316
RSUs	14,552,349	14,552,349
Contingently issuable shares	1,171,879	1,171,879

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

The following is a summary of RSU transactions under the 2008 Equity Incentive Plan:

	RSUs	Weighted- Average Grant Date Fair Value
Outstanding December 31, 2014	14,282,789	$4.02
Granted	—	—
Vested	(393,554)	3.71
Cancelled	(64,724)	3.81
Converted to deferred cash awards	(13,824,511)	4.03
Outstanding September 30, 2015	—	—

There were no RSUs granted during the three and nine months ended September 30, 2015.The weighted average grant-date fair value of RSUs granted for the nine months ended September 30, 2014 was $3.59 per unit. Total compensation expense and related income tax benefits recognized in relation to RSUs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015(1)	2014
Compensation expense	$5,112	$5,516	$29,661	$18,866
Income tax benefits	$1,476	$1,547	$8,454	$5,342

(1)         Compensation expense for the nine months ended September 30, 2015 includes $11,545 of incremental compensation costs on unvested RSUs related to the modification of the RSUs recorded during the first quarter of 2015.

At September 30, 2015, total unrecognized compensation cost related to the RSUs (which are to be settled in cash based on pre-existing vesting schedules) prior to the consideration of expected forfeitures was approximately $26,591 and is expected to be recognized over a weighted-average period of 1.11 years. The total fair value of RSUs vested during the nine months ended September 30, 2015 and 2014 was $1,459 and $25,793, respectively.

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

The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. Total compensation expense recognized in relation to deferred cash compensation awards, not including the expense related to RSUs converted to deferred cash awards as described above, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation expense	$1,143	$55	$3,029	$69

At September 30, 2015, total unrecognized compensation cost related to deferred cash compensation prior to the consideration of expected forfeitures, not including the unrecognized portion of the RSUs converted to deferred cash awards as described above, was approximately $10,387 and is expected to be recognized over a weighted-average period of 2.36 years.

12.     COMMITMENTS AND CONTINGENCIES

Purchase Obligations—The Company has various unconditional purchase obligations. These obligations are for the purchase of market data from a number of information service providers during the normal course of business. As of September 30, 2015, the Company had total purchase commitments for market data of approximately $15,514, with $11,963 due within the next twelve months and $3,551 due between one to three years. Additionally, the Company had $3,840 of other purchase commitments including $2,975 for hosting and software license agreements, and $865 primarily related to network upgrades. Of these other purchase commitments, approximately $2,555 is due within the next twelve months.

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

Overview of Putative Class Actions

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

On October 6, 2014, a consolidation order was entered by Vice Chancellor Laster, consolidating the Delaware cases into a case captioned In re GFI Group Inc. Stockholder Litigation (the “Consolidated Delaware Action”). The consolidation order designated the complaint filed in City of Lakeland Employees’ Pension Plan v. Gooch, et al., Civil Action No. 10136-VCL (Del. Ch.) as the operative complaint in the Consolidated Delaware Action.

The complaints in both jurisdictions named as Defendants various combinations of the Company, GFI Holdco Ltd. (“IDB Buyer”), the members of the Company’s board of directors, GFI managing director Nick Brown, CME, Commodore Acquisition Corp., Commodore Acquisition LLC, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI and New JPI Inc. (“New JPI”). The complaints generally alleged, among other things, that the members of the Company’s board of directors breached their fiduciary duties to the Company’s stockholders during merger negotiations by entering into the CME Merger Agreement and approving the CME Merger, and that the Company, CME, Commodore Acquisition Corp., Commodore Acquisition LLC, IDB Buyer, Cheetah Acquisition Corp., Cheetah Acquisition LLC, JPI, and New JPI aided and abetted such breaches of fiduciary duties.  The complaints further alleged, among other things, (i) that the merger consideration provided for in the CME Merger Agreement undervalued the Company, (ii) that the sales process leading up to the CME Merger was flawed due to the members of the Company’s board of directors’ and Jefferies’ conflicts of interest, and (iii) that certain provisions of the CME Merger Agreement inappropriately favored CME and precluded or impeded third parties from submitting potentially superior proposals.

The complaints sought, among other relief: (i) certification of the class, (ii) injunctive relief enjoining the CME Merger, (iii) a declaration that the members of the Company’s board of directors breached their fiduciary duties and that certain provisions of the CME Merger Agreement are unlawful, (iv) a directive to the members of the Company’s board of directors to execute their fiduciary duties to obtain a transaction in the best interest of the Company’s stockholders, (v) rescission of the CME Merger to the extent already implemented, (vi) granting of rescissory damages and an accounting of all of the damages suffered as a result of the alleged wrongdoing, (vii) and reimbursement of fees and costs. The Coyne and Suprina Plaintiffs in New York also demanded a jury trial.

In addition to the above cases, two later filed putative class actions, Gross v. GFI Group, Inc., et al., Case No. 14-CV-9438 (S.D.N.Y., filed November 26, 2014), alleging violations of the federal securities laws, and Quaker Investment Trust v. GFI Group, Inc., et al., Civil Action No. 11427-VCL (Del. Ch., filed August 25, 2015), asserting breach of fiduciary duty and aiding and abetting breach of fiduciary duty claims in connection with BGC’s tender offer for shares of GFI and the proposed Back-End Mergers (defined below) between BGC and GFI, are discussed below.

Coyne and Suprina Actions

Certain Defendants moved to dismiss or, in the alternative, stay the Coyne and Suprina actions in favor of the Consolidated Delaware Action. A hearing was held on December 15, 2014 on (i) the Defendants’ motions to dismiss or stay the Coyne and Suprina actions; (ii) the Plaintiffs’ motion by order to show cause for consolidation and appointment of a leadership structure; and (iii) Plaintiff Suprina’s motion by order to show cause to compel and expedite discovery. In an order filed on January 30, 2015, the Court ordered the Suprina and Coyne cases consolidated. In another order filed that same day, the Court denied Plaintiff Suprina’s motion to compel and expedite discovery.  On March 26, 2015, the Court issued a decision and order granting the Defendants’ motions to dismiss the Coyne and Suprina actions on forum non conveniens grounds and in favor of the Consolidated Delaware Action.  The decision and order were entered in the office of the Clerk of the County of New York on March 27, 2015.  The Court’s judgment dismissing the Coyne and Suprina complaints was entered in the office of the Clerk of the County of New York on April 29, 2015.

Consolidated Delaware Action

Following expedited discovery in the Consolidated Delaware Action, on December 29, 2014, Plaintiffs filed a Motion for a Preliminary Injunction seeking to enjoin enforcement of Article V of the Support Agreement and preliminarily enjoin the stockholder vote on the CME Merger until (i) certain additional disclosures were made and (ii) the Company’s stockholders were provided the opportunity to vote on the CME Merger, the JPI Merger and the IDB Transaction.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

On February 20, 2015, Plaintiffs informed the Court that an expedited merits hearing was not necessary.

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

Preliminary Settlement of Consolidated Delaware Action

On August 24, 2015, GFI, Michael Gooch and Colin Heffron, directors of GFI and former executive officers of GFI; JPI; CME and certain of its affiliates; the former members of the GFI Special Committee; BGC; and certain other former officers and affiliates of GFI entered into a MOU with regard to a preliminary settlement of the Consolidated Delaware Action (the “Settlement”).  Neither GFI nor BGC will contribute any funds to the Settlement, which will be paid from a combination of insurance proceeds and payments by JPI and Messrs. Gooch and Heffron.  The Settlement provides for a settlement fund of $10,750 for the class of GFI stockholders in the Consolidated Delaware Action. The Settlement also provides for payment of attorneys’ fees and costs to plaintiffs’ counsel in an amount to be established by negotiation, mediation or a fee application to the Court.  The final Settlement will also require approval of the Court, with funds to be paid to the settlement fund after such date.  The Settlement, once approved, will resolve fully and finally all of the claims asserted or that could have been asserted in the Consolidated Delaware Action, including those relating to the actions of the former GFI officers, former GFI Board of Directors and former GFI Special Committee in connection with the BGC tender offer and acquisition of GFI, as described more fully in the Settlement.  Any claims excluded from the Settlement are indemnified by Messrs. Gooch and Heffron to the extent not covered by insurance.  Defendants believe that the release in the proposed settlement of the Consolidated Delaware Action, if approved in the form presented to the Court, would release the claims asserted in the Quaker action which is discussed below.  The claims asserted in Quaker are indemnified by Messrs. Gooch and Heffron.  The hearing for Court approval of the Settlement is scheduled for November 24, 2015.

In connection with the Settlement, also on August 24, 2015, Messrs. Gooch and Heffron, JPI, BGC and GFI entered into a separate agreement providing for certain matters relating to the merger of BGC and GFI and allocating certain responsibilities and advancing certain payments (the “Settlement Letter”).  In addition, CME has agreed to terminate the restriction prohibiting Messrs. Gooch and Heffron, JPI and certain other stockholders and affiliates of GFI from supporting the Back-End Mergers (as defined in Note 2) or similar transactions until January 30, 2016 (the “Waiver”), which was set forth in the Support Agreement, dated as of July 30, 2014, by and among the CME, JPI and affiliated entities, Messrs. Gooch and Heffron and another former GFI officer.

Accordingly, the parties to the Settlement Letter agreed that by December 21, 2015, BGC, GFI, JPI and certain affiliates shall enter into the the Back-End Mergers as required in the Tender Offer Agreement. The Company and BGC expect the Back-End Mergers to be completed no later than January 29, 2016. In consideration of the Waiver and JPI’s agreement to complete the Back-End Mergers in early 2016, BGC agreed to advance to JPI $10,750 of the previously agreed upon and disclosed merger consideration to which JPI is entitled in the Back-End Merger, which JPI has contributed to the settlement fund.

The Settlement Letter also includes the following agreements that require Mr. Gooch and/or Mr. Heffron to provide indemnification, to the extent not otherwise covered by insurance, to GFI and BGC as follows: (i) by Mr. Gooch with respect to liabilities and expenses in connection with the Gross case;  (ii) by Messrs. Gooch and Heffron with respect to liabilities and expenses  in the Consolidated Delaware Action; (iii) by Messrs. Gooch and Heffron with respect to liabilities and expenses arising from any claims that could have been asserted in the Consolidated Delaware Action by GFI stockholders who opt out of or are not bound by the Settlement; (iv) by Messrs. Gooch and Heffron with respect to liabilities and expenses arising from claims related to (A) alleged breaches  of fiduciary duty by the GFI board of directors prior to February 27, 2015, (B) alleged breaches of fiduciary duty by the JPI board of directors, Mr. Gooch or Mr. Heffron with respect to the Settlement Letter, (C) the transactions contemplated by the CME Merger Agreement, the Tender Offer Agreement, and the Settlement Letter, and any related disclosures, or (D) any alleged tort, breach of contract, breach of fiduciary duty or other wrongdoing by GFI, JPI, or their respective officers and directors with respect to the course of dealing between GFI and BGC between July 29, 2014 and February 27, 2015; (v) by Messrs. Gooch and Heffron relating to amounts incurred in connection with an insurance buyout agreement; and (vi) by Messrs. Gooch and Heffron for any breach of the covenants or representation and warranties of the Settlement Letter by JPI, Messrs. Gooch or Heffron and for any enforcement of the Settlement Letter.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

In addition, the Settlement Letter also provides for payment of the plaintiffs’ counsel’s attorneys’ fees and costs in the Consolidated Delaware Action first from insurance proceeds, with any excess to be paid by Messrs. Gooch and Heffron.

The JPI advance of the merger consideration will be deducted from the merger consideration payable to it upon completion of the Back-End Mergers. If insurance proceeds are insufficient, amounts advanced to Messrs. Gooch and Heffron, if any, would be deducted from any payment to which they may be entitled under the non-competition and distributable earnings bonus award agreements with BGC (the “DE Agreements”), which they entered into in connection with the tender offer, so long as they are eligible for payments under their respective DE Agreements.

On October 6, 2015, BGC Partners, L.P. advanced the $10,750 to JPI (the “JPI Note”). The JPI Note bears interest at the rate of 5.375% per annum and is secured by 2 million shares of GFI common stock owned by JPI. The JPI Note is due on the earlier of (a) the date of the Back-End Merger, (b)(i) if no definitive agreement to effect the Back-End Merger has been executed, January 29, 2016 or (ii) if a Back-End Merger agreement has been executed, upon any termination of such agreement, and (c) May 15, 2016. The JPI Note is also required to be repaid within 5 days of a breach by either of Messrs. Gooch or Heffron of their respective DE Agreements.

Quaker Action

On August 25, 2015, Quaker Investment Trust, a purported stockholder of GFI, filed the putative class action complaint in the Quaker case in Court of Chancery of the State of Delaware. The complaint names as defendants GFI, certain current and former members of the GFI board of directors, and BGC.  The complaint asserts causes of action for breach of fiduciary duty against BGC and the individual Defendants, and for aiding and abetting breach of fiduciary duty against GFI, in connection with, among other things, actions taken by GFI’s board of directors in connection with BGC’s tender offer for shares of GFI and the proposed Back-End Mergers between BGC and GFI.  The complaint alleges that the terms of the Back-End Mergers favor BGC at the expense of GFI’s minority stockholders and that Gooch and Heffron will unfairly receive consideration different from the minority stockholders.  The complaint seeks, among other things, injunctive relief, including an injunction against the Back-End Mergers, and damages.  On September 9, 2015, Plaintiff filed an amended complaint.  On September 25, 2015, Defendants moved to dismiss or stay the action.  Defendants believe that the release in the proposed settlement of the Consolidated Delaware Action, if approved in the form presented to the Court, would release the claims asserted in the Quaker action.  The claims asserted in Quaker are indemnified by Messrs. Gooch and Heffron.  Defendants further believe that he claims against them are without merit and intend to defend the litigation vigorously.

Szarek Action

In the Szarek action, pending in the United States District Court for the Southern District of New York (“NY Court”), the NY Court scheduled an initial pretrial conference for December 16, 2014, which the NY Court adjourned upon application of the parties until March 12, 2015 and adjourned again upon application of Plaintiff until May 21, 2015.  On May 13, 2015, Plaintiff voluntarily dismissed his action without prejudice.

Gross Action

In addition to the foregoing litigation, on November 26, 2014, the Gross putative class action complaint alleging violations of the federal securities laws was filed in the NY Court. The complaint named GFI, Colin Heffron, Michael Gooch and Nick Brown as Defendants.  The complaint sought, among other relief: (i) certification of the class, (ii) compensatory damages for Defendants’ purported wrongdoing and (iii) reimbursement of costs and expenses. On February 20, 2015, the NY Court granted Plaintiff’s unopposed motion for appointment as lead plaintiff and approved his selection of co-lead counsel on behalf of the putative class.

On May 15, 2015, Plaintiff filed an amended complaint having previously obtained the NY Court’s permission to do so.  The amended complaint named GFI and Messrs. Gooch and Heffron—but not Mr. Brown—as Defendants.  Plaintiff filed his second amended complaint on July 8, 2015.  Like Plaintiff’s first amended complaint, the second amended complaint alleges certain violations of the federal securities laws against GFI and Messrs. Gooch and Heffron. On September 9, 2015, Defendants moved to dismiss the second amended complaint.  The NY Court has scheduled argument for December 4, 2015. Defendants believe that the claims asserted against them are without merit and intend to defend the litigation vigorously.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Additional Disclosures Relating to Litigation

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

For a limited number of legal matters for which, a loss (whether in excess of a related accrued liability or where there is no accrued liability) is not probable but is reasonably possible in future periods, the Company is sometimes able to estimate a range of possible loss.  In determining whether it is able to estimate a range of possible loss, the Company reviews and evaluates its material litigation and regulatory and other matters on an ongoing basis.  In cases in which the Company is able to estimate a range of possible loss, the aggregate total of such estimated possible losses is disclosed below.  There may be other matters for which a loss is probable or reasonably possible but for which a range of possible loss may not be estimable.  For those matters for which a range of possible loss is estimable, management currently estimates the aggregate range of possible loss as $0 to approximately $10,000 in excess of the accrued liability (if any) related to those matters.  The estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and uncertainties.  The matters underlying the estimated range will vary from time to time, and actual results may vary significantly from the current estimate.  Management is generally unable to estimate a range of reasonably possible loss for matters other than those included in the estimate above, including where (i) actual or potential plaintiffs have not claimed an amount of monetary damages (unless management can otherwise determine an amount), (ii) the matters are in early stages, (iii) there is uncertainty as to the outcome of pending appeals or motions, (iv) there are significant factual issues to be resolved, (v) there are novel legal issues presented, among other reasons.  Those matters for which an estimate is not possible are excluded from the estimated range above, therefore, the estimated range above does not represent the Company’s maximum loss exposure.

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

13.     MARKET AND CREDIT RISKS

Disclosure regarding the Company’s financial instruments with market and credit risks are described in “Note 16—Market and Credit Risks” of the Notes to the Consolidated Financial Statements contained in the Company’s 2014 Form 10-K.  There have been no material changes to these risks during the nine months ended September 30, 2015.

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

In the three and nine months ended September 30, 2015 and 2014, the Company did not have any material transfers among Level 1, Level 2, and Level 3.

Financial Assets and Liabilities measured at fair value on a recurring basis as of September 30, 2015 are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2015
Assets
Other assets: Financial instruments owned:
Equity securities	$1,920	$77	$—	$1,997
Derivative contracts:
Foreign exchange derivative contracts	$22	$1,286	$—	$1,308
Commodities derivative contracts	20	—	—	20
Netting (1)	(20)	—	—	(20)
Total derivative contracts	$22	$1,286	$—	$1,308
Total financial instruments owned	$1,942	$1,363	$—	$3,305
Total	$1,942	$1,363	$—	$3,305

Liabilities
Other liabilities: Financial instruments sold, not yet purchased:
Derivative contracts:
Foreign exchange derivative contracts	$—	$695	$—	$695
Commodities derivative contracts	441	—	—	441
Netting (1)	(20)	$—	$—	$(20)
Total derivative contracts	$421	$695	$—	$1,116
Total financial instruments sold, not yet purchased	$421	$695	$—	$1,116
Total	$421	$695	$—	$1,116

(1)           Represents the impact of netting on a net-by-counterparty basis.

Excluded from the table above is variation margin on long derivative contracts related to exchange traded futures in the amount of $479 included within Payables to brokers, dealers and clearing organizations.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The Company did not have any Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis during the three months ended September 30, 2015.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the three months ended September 30, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive income	Purchases	Issues	Sales	Settlements	Closing Balance at September 30, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2014
Liabilities
Other liabilities:
Contingent consideration:	$1,519	$150	$76	$—	$—	$—	$—	$1,293	$150

(1)                                      Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2015 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive loss	Purchases	Issues	Sales	Settlements	Closing Balance at September 30, 2015	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2015
Liabilities
Other liabilities:
Contingent consideration:	$348	$(115)	$—	$—	$—	$—	$(463)	$—	$—

(1)              Realized and unrealized gains (losses) are reported in Other income, net in the Condensed Consolidated Statements of Operations.

Changes in Level 3 Financial Assets and Liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2014 are as follows:

	Opening Balance	Total realized and unrealized gains (losses) included in Net loss (1)	Unrealized gains (losses) included in Other comprehensive income	Purchases	Issues	Sales	Settlements	Closing Balance at September 30, 2014	Unrealized gains (losses) for Level 3 Assets / Liabilities Outstanding at September 30, 2014
Assets
Other assets:
Financial instruments owned:
Equity derivative contracts	$14	$(14)	$—	$—	$—	$—	$—	$—	$—

Liabilities
Other liabilities:
Contingent consideration:	$4,317	$2,832	$(5)	$—	$—	$—	$(197)	$1,293	$2,865

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

(b)                                 The Company’s estimate of contingent consideration as of December 31, 2014 was principally based on the acquired business’ projected future financial performance, including revenues and operating margins from May 1, 2014 through April 30, 2015.

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

15. DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign exchange derivative contracts, including forward contracts and foreign currency swaps, to reduce the effects of fluctuations in certain assets and liabilities denominated in foreign currencies. The Company also hedges a portion of its foreign currency exposures on anticipated foreign currency denominated revenues and expenses by entering into forward foreign exchange contracts. As of September 30, 2015 and December 31, 2014, none of these contracts were designated as foreign currency cash flow hedges under ASC 815-10, Derivatives and Hedging (“ASC 815-10”).

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Fair values of derivative contracts on a gross and net basis as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
Derivatives not designated as hedging instruments under ASC 815-10 (1)	Derivative Assets(2)	Derivative Liabilities(3)	Derivative Assets(2)	Derivative Liabilities(3)
Foreign exchange derivative contracts	$1,308	$695	$2,773	$1,387
Commodity derivative contracts	20	441	1,198	338
Total fair value of derivative contracts	$1,328	$1,136	$3,971	$1,725
Counterparty netting	(20)	(20)	(338)	(338)
Total fair value	$1,308	$1,116	$3,633	$1,387

(1)                              Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations,  on the Condensed Consolidated Statements of Financial Condition. See Note 14 for further details about variation margin balances on open long and short futures contracts as of September 30, 2015 and December 31, 2014.  Gross notional amounts on these futures contracts are included in the table below which details outstanding long and short notional amounts of derivative financial instruments.

(2)          Reflects options and forwards contracts within Other assets.

(3)          Reflects options and forwards contracts within Other liabilities.

As of September 30, 2015 and December 31, 2014, the Company had outstanding forward foreign exchange hedge contracts with a combined notional value of $36,064 and $69,692, respectively. Approximately $8,930 and $20,568 of these forward foreign exchange contracts represent a hedge of Euro and British pound-denominated balance sheet positions at September 30, 2015 and December 31, 2014, respectively. The remaining outstanding forward foreign exchange contracts are hedges of anticipated future cash flows.

In addition to the Company’s outstanding forward foreign exchange hedge contracts, the following table includes the outstanding long and short notional amounts on a gross basis of derivative financial instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (1)		December 31, 2014 (2)
	Long	Short	Long	Short
Foreign exchange derivative contracts	$1,265	$1,241	$3,185	$415,756
Commodity derivative contracts	1,038,902	1,041,020	675,686	692,855
Fixed income derivative contracts	8,296,618	8,277,418	7,124,375	7,911,965
Equity derivative contracts	2,190	2,235	2,758	2,871
Total derivative notional amounts	$9,338,975	$9,321,914	$7,806,004	$9,023,447

(1)                     Notional amounts include gross notionals on open long and short futures contracts of $9,338,391 and $9,321,450 respectively, as of September 30, 2015. These gross notional amounts primarily relate to positions held by a consolidated VIE for which the Company’s exposure to economic loss is approximately $5,579 as of September 30, 2015. See Note 16 for further information.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014
Foreign exchange derivative contracts	(1)	$(250)	$2,308
Commodity derivative contracts	Principal transactions	2,902	2,498
Fixed income derivative contracts	Principal transactions	(53)	1,096
Equity derivative contracts	Principal transactions	181	57

(1)         For the three months ended September 30, 2015, approximately $378 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $128 of gains on foreign currency options were included within Principal transactions.  For the three months ended September 30, 2014, approximately $2,199 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $109 of gains on foreign currency options were included within Principal transactions.

The following is a summary of the effect of derivative contracts on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 and 2014:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments under ASC 815-10	Recognized in Income on Derivatives	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
Foreign exchange derivative contracts	(1)	$4,748	$3,671
Commodity derivative contracts	Principal transactions	11,777	6,812
Fixed income derivative contracts	Principal transactions	2,881	5,971
Equity derivative contracts	(2)	408	148

(1)         For the nine months ended September 30, 2015, approximately $3,109 of gains on foreign exchange derivative contracts were included within Other income, net and approximately $1,639 of gains on foreign currency options were included within Principal transactions.  For the nine months ended September 30, 2014, approximately $3,389 of losses on foreign exchange derivative contracts were included within Other income, net and approximately $283 of losses on foreign currency options were included within Principal transactions.

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

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

The following is a summary of derivative contracts, by counterparty, including the gross amounts offset in the Condensed Consolidated Statements of Financial Position as of September 30, 2015:

	Gross	Gross Amount Offset in the Condensed	Net Amounts of Assets Offset in the Condensed	Gross Amounts Not Offset in the Condensed Consolidated Statements of Financial Condition
Counterparties (1)	Amounts of Recognized Assets	Consolidated Statements of Financial Position	Consolidated Statements of Financial Position (2)	Derivatives (3)	Cash Collateral Received/ (Pledged)	Net Amount

Derivative Assets:
Counterparty A	$928	$—	$928	$—	$—	$928
Counterparty B	42	(20)	22	—	—	22
Counterparty C	358	—	358	—	—	358
Total	$1,328	$(20)	1,308	$—	$—	$1,308

Derivative Liabilities:
Counterparty A	$187	$—	$187	$—	$—	$187
Counterparty B	441	(20)	421	—	—	421
Counterparty C	508	—	508	—	—	508
Total	$1,136	$(20)	$1,116	$—	$—	$1,116

(1)         Excluded from the above table is variation margin on open long and short futures contracts which is included in Receivables from brokers, dealers and clearing organizations and Payables to brokers, dealers and clearing organizations, on the Condensed Consolidated Statements of Financial Condition. See Note 14 for further details about variation margin balances on open long and short futures contracts as of September 30, 2015.

(2)         Derivative assets and derivative liabilities are reflected within Other assets and Other Liabilities, respectively.

(3)         As of September 30, 2015, the Company does not have any derivative positions under a master netting agreement that are not netted.

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

As of September 30, 2015 and December 31, 2014, the Company had certain variable interests in non-consolidated VIEs in the form of direct equity interests, a convertible note and a non-recourse loan. The carrying amount of these VIEs was $3,155 as of September 30, 2015 and $3,144 as of December 31, 2014, and was recorded within Other assets. These VIEs include a technology provider with a proprietary financial application, trading entities in which the Company has provided initial capital to fund trading activities, investment fund managers and a commodity pool operator. The Company also provides administrative services to certain of these non-consolidated VIEs. The maximum exposure to loss on these VIEs was $3,155 as of September 30, 2015 and $3,144 as of December 31, 2014, respectively.

The Company has not recorded any liabilities with respect to non-consolidated VIEs.

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

Consolidated VIEs

In December 2010, Kyte Capital Management invested in a limited company that is focused on developing a proprietary trading business. The limited company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company, through Kyte Capital Management, was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $9,667 at September 30, 2015 and $9,956 as of December 31, 2014, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1,980 at September 30, 2015 and $2,761 at December 31, 2014. The Company’s exposure to economic loss on this VIE is approximately $5,579 and $5,298 as of September 30, 2015 and December 31, 2014, respectively.

17.  REGULATORY REQUIREMENTS

Many of the Company’s material operating subsidiaries are subject to regulatory restrictions and minimum capital requirements, which may restrict the Company’s ability to withdraw capital from its subsidiaries.

Certain domestic subsidiaries of the Company are registered as a broker-dealer, swap execution facility (“SEF”) or introducing broker and therefore are subject to the applicable rules and regulations of the SEC and the Commodity Futures Trading Commission (“CFTC”). Certain foreign subsidiaries are also registered as introducing brokers with the CFTC. These rules contain uniform minimum net capital requirements, as defined, and also require a significant part of the registrants’ assets be kept in relatively liquid form.  As of September 30, 2015, each of the Company’s subsidiaries that are subject to these regulations had net capital in excess of their minimum capital requirements.

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

Certain of the Company’s European subsidiaries are regulated by the Financial Conduct Authority (“FCA”) and must maintain financial resources (as defined by the FCA) in excess of FCA’s total financial resources requirement. As of September 30, 2015, each of these European subsidiaries had financial resources in excess of their requirements.

Certain other subsidiaries of the Company are subject to similar regulatory and other requirements in the jurisdictions in which they operate and, as of September 30, 2015, each of these subsidiaries was in compliance with its regulatory capital requirements.

The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2015, the Company had the following aggregate regulatory capital, in individually regulated entities, in each of its operating regions:

	Americas	EMEA	Asia
Regulatory capital	$28,914	$117,591	$25,555
Minimum regulatory capital required	6,513	100,961	8,153
Excess regulatory capital	$22,401	$16,630	$17,402

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

Selected financial information for the Company’s reportable segments is presented below for periods indicated:

	Three Months Ended September 30, 2015
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$48,437	$72,915	$14,961	$3,318	$29,629	$169,260
Revenues, net of interest and transaction-based expenses	45,771	70,657	14,886	2,908	30,316	164,538
Income (loss) before income taxes	12,217	22,841	4,661	2,519	(30,851)	11,387

	Three Months Ended September 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$55,443	$78,355	$19,472	$32,382	$24,649	$210,301
Revenues, net of interest and transaction-based expenses	52,875	76,170	19,377	7,097	25,460	180,979
Income (loss) before income taxes	15,586	24,449	5,678	(1,906)	(51,323)	(7,516)

GFI GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

(In thousands except share and per share amounts)

	Nine Months Ended September 30, 2015
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$160,896	$229,725	$52,869	$33,934	$96,981	$574,405
Revenues, net of interest and transaction-based expenses	152,825	221,804	52,650	11,881	99,135	538,295
Income (loss) before income taxes	43,741	73,477	18,656	3,858	(159,599)	(19,867)

	Nine Months Ended September 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$173,561	$248,913	$55,797	$112,154	$78,720	$669,145
Revenues, net of interest and transaction-based expenses	165,434	241,683	55,436	26,236	80,946	569,735
(Loss) income before income taxes	(39,883)	62,574	15,468	(25,604)	(143,516)	(130,961)

In addition, with the exception for goodwill, the Company does not identify or allocate assets by operating segment, nor does its chief operating decision maker evaluate operating segments using discrete asset information. See Note 6 for goodwill by reportable segment.

For the three and nine months ended September 30, 2015 and 2014, the U.K. is the only individual foreign country that accounts for 10% or more of the Company’s total revenues and total long-lived assets. Information regarding revenue for the three and nine months ended September 30, 2015 and 2014, and information regarding long-lived assets (defined as property, equipment, leasehold improvements and software inventory) in geographic areas as of September 30, 2015 and December 31, 2014, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
United States	$48,749	$54,075	$170,433	$172,383
United Kingdom	80,161	105,938	263,169	343,286
Other	40,350	50,288	140,803	153,476
Total	$169,260	$210,301	$574,405	$669,145

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues, net of interest and transaction-based expenses:
United States	$47,829	$53,356	$167,696	$169,697
United Kingdom	77,604	79,354	234,159	253,485
Other	39,105	48,269	136,440	146,553
Total	$164,538	$180,979	$538,295	$569,735

	September 30, 2015	December 31, 2014
Long-lived Assets, as defined:
United States	$44,961	$48,506
United Kingdom	8,014	6,976
Other	2,294	3,850
Total (1)	$55,269	$59,332

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

19.  RELATED PARTIES

As of September 30, 2015, entities affiliated with BGC were the beneficial owners of approximately 67 % of the Company’s common stock.  Therefore, GFI is a controlled company of BGC and operates as a division of BGC.  See Note 2 for further information on BGC’s acquisition of the Company.

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

As of September 30, 2015, the Company had $137,598 of receivables from BGC, which consisted of $134,250 of principal for loans issued by the Company bearing interest at 3.75% per annum, including $39,000 in additional loans to BGC issued during the third quarter of 2015, plus interest receivable of $3,348. During the third quarter of 2015, BGC issued the Company $3,500 of loans under the cash loan facility, which, plus $51 of interest, remained outstanding as of September 30, 2015.  These receivables and payables are presented in the net amount of $134,047 within Receivables from related parties on the Condensed Consolidated Statements of Financial Condition as of September 30, 2015.

In addition, certain of the Company’s subsidiaries transact with BGC and its affiliated entities. As of September 30, 2015, the Company had approximately $5,037 and $4,796 of open receivables and payables from/ to BGC and its affiliates related to matched principal transactions in which they were a counterparty.  Such amounts are included within receivables from and payables to brokers, dealers and clearing organizations on the Condensed Consolidated Statements of Financial Condition. For the three and nine months ended September 30, 2015 and 2014, the Company earned both software and brokerage revenues related to transactions with BGC and its affiliated entities. The revenues earned from BGC and its affiliated entities did not have a material impact on any of the periods presented in the Company’s Condensed Consolidated Financial Statements.

In May 2015, the Company retained CF&Co to assist in the potential sale of the Company’s Trayport subsidiary. On September 10, 2015, BGC, the Company’s Trayport subsidiary, and certain affiliates entered into an agreement which, among other things, sets the framework for future dealings between the parties and provides BGC and its affiliates with a license to use Trayport’s patents and the right to receive contractual terms that are no less favorable than the ones provided by the Trayport business to another party.

On July 2, 2015 the Company’s Audit Committee authorized the Company to enter into a guarantee agreement in which BGC would provide such guarantee on behalf of GFI Securities Limited and other GFI entities,  which will allow the Company’s subsidiaries to save capital and provide enhanced scale.  The fee payable to BGC would be the greater of $200 or 100 basis points multiplied by the capital saved.   There also will be a fee of $100 to setup the facility.  In October 2015, the Company entered into a guarantee in connection with a settlement agreement with a limit of  $200,000.

20.  SUBSEQUENT EVENTS

Subsequent events have been evaluated for recording and disclosure in the notes to the Consolidated Financial Statements through the filing date of this Form 10-Q.

Credit Agreement

As discussed in Note 9, on September 25, 2015, the Company delivered notice to Bank of America N.A. of the Company’s intent to terminate and repay on October 2, 2015 the entire $75,000 outstanding under the Credit Agreement. In order to repay the amount due under the Credit Agreement, on October 1, 2015, the Company agreed to borrow $75,000 from BGC. The loan from BGC bears interest at the rate of LIBOR plus 2%. The amounts due under the Credit Agreement were scheduled to mature on December 20, 2015 and were repaid by the Company prior to the potential sale of the Company’s Trayport subsidiary.

8.375% Senior Notes

On November 4, 2015, GFI, BGC and the Trustee entered into the First Supplemental Indenture supplementing the Indent and incorporating BGC’s guarantee of the 8.375% Senior Notes (the “First Supplemental Indenture”).

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

•                  the effect on our businesses of reductions in overall industry volumes in certain of our products as a result of Federal Reserve Board quantitative easing, increases in interest rates, market volatility, and other factors, including the level and timing of governmental debt issuances and outstanding amounts;

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

•                  our ability to keep up with rapid technological change and to continue to develop and support software, analytics and market data products, including hybrid and fully electronic brokerage and matching systems, that are desired and utilized by our customers;

•                  information technology risks, including capacity constraints, failures, or disruptions in our systems or those of the clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including cybersecurity risks and incidents and regulatory focus;

•                  our entrance into new brokerage markets, including investments in establishing new brokerage desks;

•                  competition from current and new competitors;

•                  the effect of industry concentration and reorganization, reduction of customers, and consolidation;

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

•                  our ability to enter into business combinations or other transactions, including transactions related to the BGC tender offer agreement,  such as the back-end merger, dispositions such as the proposed sale of Trayport , reorganizations, partnering opportunities, branding and joint ventures,  the anticipated benefits of any such transactions or relationships and the future impact of any such transactions or relationships on our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of and any hedging entered into in connection with consideration received or to be received in connection with such dispositions;

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

•                  uncertainties relating to litigation, including the impact of judgments or settlements paid or received on our financial results and cash flows in any given period;

•                  our relationships with BGC Partners, Inc. and its affiliates (“BGC”), Cantor Fitzgerald, L.P. and its affiliates (“Cantor”), including Cantor Fitzgerald & Co. (“CF&Co”), any related conflicts of interest, any impact of BGC’s or Cantor’s results on our credit ratings and/or the associated outlooks, any loans to us from BGC or Cantor,  CF&Co’s acting as our financial advisor in connection with potential business combinations, dispositions, or other transactions, and any other transactions or services provided by BGC or Cantor;

•                  certain financial risks, including the possibility of future losses, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings, including from BGC or Cantor, or other sources of cash relating to acquisitions, dispositions or other matters, potential liquidity and other risks relating to our ability to obtain financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and/or the associated outlooks and increased borrowing costs, as well as intrest rate and foreign currency exchange rate fluctuations;

•                  risks associated with the temporary or longer-term investment of our available cash, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees or others;

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

Acquisition by BGC Partners, Inc. and Termination of the CME Merger

On February 19, 2015, we entered into a Tender Offer Agreement with BGC and BGC Partners, L.P. (the “Tender Offer Agreement”). On February 26, 2015, BGC successfully completed its tender offer to acquire shares of our common stock for $6.10 per share in cash. On March 4, 2015, BGC Partners, L.P. paid for the 54.3 million shares of common stock of the Company tendered pursuant to the tender offer. The tendered shares, together with the 17.1 million shares already owned by BGC, represent approximately 56% of the outstanding shares of our common stock.  As a result of the transaction, we are a controlled company of BGC and will operate as a division of BGC, reporting to Shaun Lynn, BGC’s President. Going forward, BGC and GFI are expected to remain separately branded divisions.

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

Michael Gooch and Colin Heffron, former executive officers of GFI, have remained as employees and directors of the GFI. Mr. Heffron has entered into an amended and restated employment agreement which continues to provide him with certain annual cash and equity compensation and severance arrangements. Mr. Gooch has entered into a fixed term employment agreement which provides him with certain cash and equity compensation. Pursuant to the Tender Offer Agreement, BGC has agreed to promptly establish a Distributable Earnings Bonus Pool program (the “DE Agreements”) in an amount equal to one times the average annual distributable earnings, as defined, of our inter-dealer brokerage business for the three successive 12-month periods beginning on July 1, 2015. The DE Agreements will be in the form of an award of restricted equity units and preferred restricted equity units of BGC Holdings, L.P and will be allocated 35% to Mr. Gooch, 35% to Mr. Heffron and 30% to other GFI employees as mutually agreed by Messrs. Gooch and Heffron and BGC. As a condition to participation in the DE Agreements, each participant (including Messrs. Gooch and Heffron) is required to enter into a non-competition and award agreement containing the terms and conditions of his or her participation, which terms include the participant’s continued employment through July 1, 2018 and certain conditions, obligations and covenants (including non-competition, non-solicitation, non-hire non-disclosure provisions).

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

In addition, CME, Jersey Partners, Inc. (“JPI”), a stockholder of GFI controlled by Mr. Gooch,  and certain other stockholders of GFI, who collectively control approximately 38% of the outstanding shares of our common stock, entered into an agreement, dated as of July 30, 2014 (the “Support Agreement”), that provided for such stockholders to vote for the CME Transaction and vote against any alternative transaction and that prevented such stockholders from transferring their shares, including by tendering into the tender offer. The CME Merger Agreement and the CME Transaction were terminated on January 30, 2015. The restrictions in the Support Agreement continue until on or about January 30, 2016.

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

On August 24, 2015, GFI; Mr. Gooch; Mr. Heffron; JPI; CME; the former members of the GFI Special Committee; BGC; and certain other former officers and affiliates of GFI entered into a memorandum of understanding (the “MOU”) with regard to a preliminary settlement (the “Settlement”) of the consolidated class action case pending before the Court of Chancery of the State of Delaware (the “Court”). Neither GFI nor BGC will contribute any funds to the Settlement, which will be paid from a combination of insurance proceeds and payments by JPI and Messrs. Gooch and Heffron.  The Settlement provides for a settlement fund of $10.75 million for the class of GFI stockholders in the Consolidated Delaware Action. The Settlement also provides for payment of attorneys’ fees and costs to plaintiffs’ counsel in an amount to be established by negotiation, mediation or a fee application to the Court. In connection with the Settlement, Messrs. Gooch and Heffron, JPI, BGC and GFI have entered into a separate agreement providing for certain matters relating to the merger of BGC and GFI and allocating certain responsibilities and advancing certain payments (the “Settlement Letter”). In addition, in the MOU, CME has agreed to terminate the restriction prohibiting Messrs. Gooch and Heffron, JPI and certain other stockholders and affiliates of GFI from supporting the Back-End Mergers (as defined below) or similar transactions until January 30, 2016 (the “Waiver”), which was set forth in the Support Agreement. Accordingly, the parties to the Settlement Letter have agreed that by December 21, 2015, BGC, GFI, JPI and certain affiliates shall enter into the merger agreements providing for merger transactions (the “Back-End Mergers”) as required in the Tender Offer Agreement by and among BGC, GFI and BGC Partners, L.P. dated as of February 19, 2015. BGC expects the Back-End Mergers to be completed no later than January 29, 2016.

In consideration of the Waiver and JPI’s agreement to complete the Back-End Mergers in early 2016, BGC agreed to advance to JPI $10.75 million of the previously agreed upon and disclosed merger consideration to which JPI is entitled in the Back-End Merger, which JPI has contributed to the settlement fund.  The JPI advance of the merger consideration will be deducted from the merger consideration payable to it upon completion of the Back-End Mergers. If insurance proceeds are insufficient, amounts advanced to Messrs. Gooch and Heffron, if any, would be deducted from any payment to which they may be entitled under the non-competition and the DE Agreements, which they entered into in connection with the tender offer, so long as they are eligible for payments under their respective DE Agreements.  On October 6, 2015, BGC Partners, L.P. advanced the $10.75 million to JPI (the “JPI Note”). The JPI Note bears interest at the rate of 5.375% per annum and is secured by 2 million shares of GFI common stock owned by JPI. The JPI Note is due on the earlier of (a) the date of the Back-End Merger, (b)(i) if no definitive agreement to effect the Back-End Merger has been executed, January 29, 2016 or (ii) if a Back-End Merger agreement has been executed, upon any termination of such agreement, and (c) May 15, 2016. The JPI Note is also required to be repaid within 5 days of the breach by either of Messrs. Gooch or Heffron of their respective DE Agreements.

Delisting and Deregistration of GFI common stock

On March 30, 2015, we filed a Form 25 with the SEC to voluntarily delist our common stock and notes on the New York Stock Exchange and to terminate the registration of the common stock under the Exchange Act. The common stock was delisted on April 10, 2015. On June 1, 2015, the Company filed a Form 15 with the SEC to effect the deregistration of the common stock. The deregistration of the common stock became effective 90 days after filing the Form 15 with the SEC.  Upon the filing of the Form 15, the Company’s obligations to file certain reports with the SEC, including reports on Forms 10-K, 10-Q and 8-K, were immediately suspended. However, the Company intends to make voluntary SEC filings with respect to its 8.375% Senior Notes due July 2018 in compliance with its obligations under the related indenture.

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

Trayport

GFI and BGC are near the end of the sales process of Trayport and anticipate completing the transaction before the end of 2015. Numerous serious parties have participated in the process, and we expect the final purchase price to reflect Trayport’s growth, high margins, leading technology, and strategic importance in the global energy and commodities markets.

On September 10, 2015, BGC, our Trayport subsidiary, and certain affiliates entered into an agreement which, among other things, sets the framework for future dealings between the parties and provides BGC. and its affiliates with a license to use Trayport’s patents and the right to receive contractual terms that are no less favorable than the ones provided by the Trayport business to another party.

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

Market Volumes and Volatility

Recent Activity in Underlying Markets. We believe that overall market conditions have been mixed, with volatility generally higher in the third quarter of 2015 than that of the same period in 2014, particularly in certain currency and equity markets.  However, we also believe that increased regulatory costs and requirements, geopolitical concerns in the Middle East and Eastern Europe, and slowing economic growth in China, all curbed investor risk tolerance and customer trading volumes in the quarter. We highlight that dealer banks have reported significant declines in their fixed income, currencies and commodities (“FICC”) revenues for the third quarter of 2015, as compared to the same prior year quarter.

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

OTC market volumes were generally mixed across most asset classes during the third quarter of 2015, as compared to the same period in 2014. OTC markets continued to confront higher capital requirements and a low global short-term interest rate environment, with no clear indication on the timing of future interest rate changes. However, the level of the Chicago Board Options Exchange Volatility Index (“VIX”), on average, was approximately 48% higher during the third quarter of 2015 compared with the same period in the prior year. The Bank of America Merrill Lynch (“BAML”) Global Financial Stress Index was also higher during the third quarter of 2015 when compared to the same prior year period. We believe that these indexes provide valuable proxies for the overall volatility across our four brokerage product categories. However, it should be noted that volatility events can affect each of our product categories to varying degrees.

Fixed Income Volumes. Our fixed income product category is comprised of revenues related to the brokerage of cash and derivative fixed income products. Fixed income volumes typically correlate with fluctuations in interest rates, market volatility and the level of bond issuances. Interest rates remained low during the third quarter of 2015. Securities Industry and Financial Markets Association (“SIFMA”) reported a 7% increase in corporate bond issuances for the three months ended September 30, 2015 as compared to the same prior year period.  In addition, SIFMA reported a 4% increase in average daily volumes (“ADV”) for U.S. corporate debt, but also reported that the average gross notional outstanding for credit default swaps declined significantly, year over year.

Similarly, IntercontinentalExchange Inc. (“ICE”) reported a large decline in credit default swap trade execution revenues compared with the same period in 2014. Furthermore, BrokerTec, an electronic trading platform in the fixed income market, reported decreases of 2% and 3% for U.S and European fixed income products, respectively.  In comparison, our fixed income volumes decreased on the majority of our desks in the third quarter of 2015 from the same period in 2014, while fluctuation in margins varied among our desks within this product category. Our brokerage revenues from fixed income products declined 29% in the three months ended September 30, 2015, as compared to the same period in the prior year.

Interest Rate and Foreign Exchange Volumes. Our financial product category primarily consists of revenues related to the brokerage of foreign exchange and interest rate derivative products.  Financial product volumes were mixed in the third quarter of 2015, compared with the same quarter in 2014. Global foreign exchange volatility, as measured by the Deutsche Bank FX Volatility Index, or CVIX, increased approximately 66% from the year-ago quarter. CME’s foreign exchange derivatives ADVs increased 7% in the third quarter of 2015, while EBS, an electronic trading platform for spot currencies, reported a 1% decrease in volumes, year over year.  Conversely, reported volumes for interest rate products generally decreased in the three months ended September 30, 2015, as compared to the same period in 2014, with CME reporting a 7% decline in interest rate derivatives ADVs for the third quarter of 2015. In comparison, our volumes and margins generally decreased in the financial products category in the third quarter of 2015 from the same prior year period. Overall, our brokerage revenues from financial products declined 22% in the three months ended September 30, 2015, as compared to the same period in the prior year.

Equity Volumes. Our equity product category consists of revenues related to the brokerage of cash equity and equity derivative products. Cash equity and equity derivative volume indicators in Europe and the U.S. were higher in the third quarter of 2015 compared with the same prior year period.  International Securities Exchange’s equity derivative volumes increased 25% in the third quarter of 2015 as compared to the same period in 2014, while Options Clearing Corporation reported an 11% increase in cleared equity option contract volumes, year over year. In addition, Eurex’s European equity derivative volumes increased 24% for the three months ended September 30, 2015 over the same prior year period. Furthermore, ADVs for the New York Stock Exchange’s (“NYSE”) U.S. cash products increased 36% during the third quarter of 2015, while ADVs for Euronext’s European cash products (the vast majority of which are cash equity products) increased 35%, year over year.  In comparison, fluctuations in volumes and margins among our equity desks were generally mixed in the third quarter of 2015 as compared to the same prior year period. Our brokerage revenues from all equity products increased 2% in the third quarter of 2015, as compared to the same period in the prior year.

Commodity Volumes. Our commodity product category consists of a wide range of energy products, and to a lesser extent, other commodity products. Energy derivatives volumes generally increased in the third quarter of 2015 as compared to the same period in 2014. CME’s Energy derivatives ADVs increased 26% in the three months ended September 30, 2015 compared with the same prior year period, while ICE’s Energy derivatives ADVs increased 8%, year over year. Conversely, ICE and CME reported a decrease of approximately 4% and 7% in the quarterly rate per contract (“RPC”), respectively. In comparison, our overall volumes generally increased amongst our various energy product desks when comparing the third quarter of 2015 with the same prior year period, while changes in our margins were mixed among desks in this product category. Our brokerage revenues from commodity products increased 16% in the third quarter of 2015, as compared to the same period in the prior year.

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

In Europe, the Markets in Financial Instruments Directive (“MiFID”) Level 2 draft regulatory technical standards were published by the European Securities and Markets Authority (“ESMA”). The European Commission will be responsible for turning the technical advice from ESMA into delegated acts. The legislative deadlines of July 3, 2016 for converting MiFID II into domestic laws and regulations and January 3, 2017 for MiFID II and MiFIR to take effect is still being targeted. In broad terms, MiFID II is concerned with the framework of trading venues/structures in which financial instruments are traded, whereas MiFIR focuses on regulating the operation of those trading venues/structures, looking to processes, systems and governance measures adopted by market participants and to their future supervision.

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

Financial Overview

Our results of operations are significantly impacted by the amount of our revenues and the amount of compensation and benefits we provide to our employees. The following factors had a significant impact on our revenues and employee costs during the three-month period ended September 30, 2015:

Our total revenues decreased 19.5% to $169.3 million for the three months ended September 30, 2015 from $210.3 million for the three months ended September 30, 2014. The main factors contributing to this decrease in our revenues were:

•                  We had no clearing services revenues during the third quarter of 2015 due to the disposal of our Kyte clearing business during March 2015;

•                  The adverse impact the strengthening of the U.S. Dollar against the Euro and British Pound had on several of our revenue streams when comparing the third quarter of 2015 to the same prior year quarter;

•                  Decreased brokerage revenues from certain foreign exchange and interest rate products;

•                  Lower trading volumes in many fixed income markets in which we provide our services; and

•                  The reduction in broker personnel headcount.

Partially offsetting the above factors were the following positive factors that affected our brokerage and other revenues, including:

•                  Increased brokerage revenues from certain European commodity markets in which we provide our services; and

•                  Higher volumes in certain cash equity and equity derivatives markets, which contributed to increased revenues, particularly in the U.S.

The most significant component of our cost structure is employee compensation and benefits, which includes salaries, amortization of sign-on and retention bonuses, incentive compensation and related employee benefits and taxes.  Our compensation and employee benefits expense decreased 13.2% to $106.6 million for the three months ended September 30, 2015 from $122.7 million for the three months ended September 30, 2014.

Our compensation and employee benefits for all employees have both a fixed and a variable component. Base salaries and benefit costs are primarily fixed for all employees, while performance bonuses constitute the variable portion of our compensation and employee benefits. Within overall compensation and employee benefits, the employment cost of our brokerage personnel is the key component. Bonuses for brokerage personnel are primarily based on individual performance and/or the operating results of their related brokerage desk. For many of our brokerage employees, bonuses constitute a significant component of their overall compensation. Broker performance bonuses decreased to $30.9 million for the three months ended September 30, 2015 from $34.4 million for the three months ended September 30, 2014.

Further, we may pay sign-on bonuses to certain newly-hired brokers and retention bonuses to certain of our existing brokers who agree to long-term employment agreements. These bonuses may be paid in the form of cash, deferred cash, long term equity or forgivable loans, or a combination of the foregoing, and are typically expensed over the term of the related employment agreement for cash bonuses and forgivable loans and the related service period for deferred cash and long term equity, which is generally two to four years. These employment agreements typically contain provisions requiring the repayment of all or a portion of the cash payment or forgivable loan and forfeiture provisions for unvested deferred cash or equity should the employee voluntarily terminate his or her employment or if the employee’s employment is terminated for cause during the initial term of the agreement. Sign-on and retention bonuses, when granted, also increase the fixed component of our compensation and employee benefits expense for the remainder of the term over which such bonus is earned by the employee. Compensation expense resulting from the amortization of broker sign-on and retention bonuses was $6.2 million for the three months ended September 30, 2015, as compared to $6.9 million for the three months ended September 30, 2014.

Results of Consolidated Operations

The following table sets forth our condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Revenues
Agency commissions	$101,565	$112,303	$323,796	$343,410
Principal transactions	34,279	41,453	122,357	139,090
Total brokerage revenues	135,844	153,756	446,153	482,500
Clearing services revenues	—	26,373	21,338	89,139
Interest income from clearing services	—	579	297	1,679
Equity in net earnings of unconsolidated businesses	829	639	3,072	4,686
Software, analytics and market data	26,676	26,095	77,603	77,455
Other income, net	5,911	2,859	25,942	13,686
Total revenues	169,260	210,301	574,405	669,145
Interest and transaction-based expenses
Transaction fees on clearing services	—	24,786	20,495	84,362
Transaction fees on brokerage services	4,722	4,330	15,487	14,488
Interest expense from clearing services	—	206	128	560
Total interest and transaction-based expenses	4,722	29,322	36,110	99,410
Revenues, net of interest and transaction-based expenses	164,538	180,979	538,295	569,735
Expenses
Compensation and employee benefits	106,551	122,720	373,279	390,420
Communications and market data	10,445	13,335	33,172	40,202
Travel and promotion	6,156	7,184	18,562	22,924
Rent and occupancy	6,545	7,835	20,284	23,811
Depreciation and amortization	7,200	8,480	21,329	25,873
Professional fees	3,246	13,650	25,131	29,928
Interest on borrowings	7,066	8,466	22,925	24,393
Impairment of goodwill	—	—	—	121,619
Merger termination fees	—	—	24,728	—
Other expenses	5,942	6,825	18,752	21,526
Total other expenses	153,151	188,495	558,162	700,696
Income (loss) before provision for (benefit from) income taxes	11,387	(7,516)	(19,867)	(130,961)
Provision for (benefit from) income taxes	381	(56)	(9,933)	(30,239)
Net income (loss) before attribution to non-controlling stockholders	11,006	(7,460)	(9,934)	(100,722)
Less: Net (loss) income attributable to non-controlling interests	(183)	231	579	762
GFI’s net income (loss)	$11,189	$(7,691)	$(10,513)	$(101,484)

The following table sets forth our condensed consolidated results of operations as a percentage of our revenues, net of interest and transaction-based expenses, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Agency commissions	61.7%	62.1%	60.2%	60.3%
Principal transactions	20.9	22.9	22.7	24.4
Total brokerage revenues	82.6	85.0	82.9	84.7
Clearing services revenues	0.0	14.6	4.0	15.6
Interest income from clearing services	0.0	0.3	0.1	0.3
Equity in net earnings of unconsolidated businesses	0.5	0.3	0.6	0.8
Software, analytics and market data	16.2	14.4	14.4	13.6
Other income, net	3.6	1.6	4.8	2.4
Total revenues	102.9	116.2	106.7	117.4
Interest and transaction-based expenses
Transaction fees on clearing services	0.0	13.7	3.8	14.8
Transaction fees on brokerage services	2.9	2.4	2.9	2.5
Interest expense from clearing services	0.0	0.1	0.0	0.1
Total interest and transaction-based expenses	2.9	16.2	6.7	17.4
Revenues, net of interest and transaction-based expenses	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	64.8	67.8	69.3	68.5
Communications and market data	6.3	7.3	6.2	7.1
Travel and promotion	3.7	4.0	3.4	4.0
Rent and occupancy	4.0	4.3	3.8	4.2
Depreciation and amortization	4.4	4.7	4.0	4.5
Professional fees	2.0	7.5	4.7	5.3
Interest on borrowings	4.3	4.7	4.3	4.3
Merger termination fees	0.0	0.0	4.6	0.0
Impairment of goodwill	0.0	0.0	0.0	21.3
Other expenses	3.6	3.8	3.5	3.8
Total other expenses	93.1%	104.1%	103.7%	123.0%
Income (loss) before provision for (benefit from) income taxes	6.9	(4.1)	(3.7)	(23.0)
Provision for (benefit from) income taxes	0.2	0.0	(1.8)	(5.3)
Net income (loss) before attribution to non-controlling stockholders	6.7	(4.1)	(1.9)	(17.7)
Less: Net (loss) income attributable to non-controlling interests	(0.1)	0.1	0.1	0.1
GFI’s net income (loss)	6.8%	(4.2)%	(2.0)%	(17.8)%

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net Income (Loss)

GFI’s net income was $11.2 million for the three months ended September 30, 2015 compared to net loss of $7.7 million for the same period in 2014. We generated total revenues of $169.3 million for the third quarter of 2015 compared with $210.3 million for the same period in the prior year. The net decrease in total revenues reflected lower clearing services revenues and lower brokerage revenues, principally due to the factors set forth above under heading “Financial Overview.”

Total interest and transaction-based expenses decreased by $24.6 million for the three months ended September 30, 2015 from the same quarter in 2014. The decrease was primarily a result of the elimination of interest expense and transaction fees on clearing services, due to the disposal of our Kyte clearing business during March 2015.

Total expenses, excluding interest and transaction-based expenses, were $153.2 million for the three months ended September 30, 2015 compared with $188.5 in the same prior year period.  The decrease was largely attributable to a decrease in compensation and employee benefits expense, primarily due to (i) lower salary expense and (ii) lower broker performance bonus expense resulting from lower brokerage revenues. In addition, the decrease in Total expenses was largely associated with professional fees related to the then-pending CME Merger recorded during the third quarter of 2014, while similar one-time charges were not incurred during the third quarter of 2015.

We recorded a provision for income taxes of $0.4 million for the three months ended September 30, 2015 as compared to a benefit from income taxes of $56 thousand for the three months ended September 30, 2014. The change was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the three months ended September 30, 2015 as compared to the same period in 2014 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2015	%*	2014	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$29,248	17.8%	$41,154	22.8%	$(11,906)	(28.9)%
Equity	23,899	14.5	23,475	13.0	424	1.8
Financial	42,141	25.6	54,175	29.9	(12,034)	(22.2)
Commodity	40,556	24.7	34,952	19.3	5,604	16.0
Total brokerage revenues	135,844	82.6	153,756	85.0	(17,912)	(11.6)
Clearing services revenues	—	0.0	26,373	14.6	(26,373)	(100.0)
Other revenues	33,416	20.3	30,172	16.6	3,244	10.8
Total revenues	169,260	102.9	210,301	116.2	(41,041)	(19.5)
Total interest and transaction-based expenses	4,722	2.9	29,322	16.2	(24,600)	(83.9)
Revenues, net of interest and transaction-based expenses	$164,538	100.0%	$180,979	100.0%	$(16,441)	(9.1)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the three months ended September 30, 2015 as compared to the same period in 2014.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories for the three months ended September 30, 2015 decreased approximately 4%, as compared to the same prior year period.

•                  Fixed income product brokerage revenues decreased $11.9 million, or 28.9%, for the three months ended September 30, 2015 compared to the same period in 2014.  Revenues from fixed income cash and derivative products decreased approximately 27.2% and 32.1%, respectively, year over year. Our fixed income revenues decreased due, in part, to the continued low global interest rate environment, diminished trader risk appetite, and reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for fixed income products decreased by 27 to 252 employees for the three months ended September 30, 2015.

•                  Equity product brokerage revenues increased $0.4 million, or 1.8%, for the three months ended September 30, 2015 compared with the same period in 2014. Revenues from equity derivative products increased by approximately 6.3%, primarily related to an increase in revenues in the U.S., while cash equity products declined approximately 5.8%. Our average monthly brokerage personnel headcount for equity products decreased by 25 to 134 employees for the three months ended September 30, 2015.

•                  Financial product brokerage revenues decreased $12.0 million, or 22.2%, for the three months ended September 30, 2015 compared with the same prior year period. Revenues in this product category were impacted by low volumes in certain emerging markets due to economic, political and regulatory concerns. Financial product revenues were also impacted by reduced brokerage personnel headcount in the product category. Our average monthly brokerage personnel headcount for financial products decreased by 30 to 317 employees for the three months ended September 30, 2015.

•                  Commodity product brokerage revenues increased $5.6 million, or 16.0%, for the three months ended September 30, 2015 compared to the same prior year period.  The increase was primarily attributable to an increase in our commodities brokerage revenues in Europe. Our average monthly brokerage personnel headcount for commodity products decreased by 10 to 264 employees for the three months ended September 30, 2015.

Clearing Services Revenue

•                  We did not have any clearing services revenues during the third quarter of 2015 due to the disposal of our Kyte clearing business during March 2015.  Clearing services revenue was $26.4 million during the three months ended September 30, 2014.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Three Months Ended September 30,
	2015	2014	Increase (Decrease)	%*
Software, analytics and market data	$26,676	$26,095	$581	2.2%
Equity in net earnings of unconsolidated businesses	829	639	190	29.7
Remeasurement of foreign currency transactions and balances	1,323	(2,809)	4,132	(147.1)
Net realized and unrealized gains (losses) from foreign currency hedges	(378)	2,199	(2,577)	(117.2)
Interest income on short-term loans and investments	2,611	166	2,445	1,472.9
Interest income from clearing services	—	579	(579)	(100.0)
Other	2,355	3,303	(948)	(28.7)
Total other revenues	$33,416	$30,172	$3,244	10.8%

*                                         Denotes % change of dollar amount of revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

Other revenues increased by $3.2 million for the three months ended September 30, 2015 as compared to the same quarter in 2014. The increase was largely attributable to an increase in Interest income on short-term loans and investments related to interest on loans to related parties recorded during the third quarter of 2015.  The increase in Other revenues was also due to an increase in gains on the remeasurement of foreign currency transactions and balances, partially offset by an increase in net realized and unrealized losses mostly associated with foreign currency forward contracts used to hedge revenues, expenses and certain foreign currency assets.  Both fluctuations were primarily driven by the strengthening of the U.S. Dollar against the British Pound during the third quarter of 2015 as compared to the prior quarter.

In addition, the organic growth of our Trayport subsidiary, whose software revenues are included in Software, analytics and market data, was mostly offset by the adverse impact the strengthening of the U.S. Dollar against the British Pound in the third quarter of 2015 compared with the same prior year quarter had on its reported revenues.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $24.6 million in the three months ended September 30, 2015 as compared to the same period in 2014 was primarily a result of the elimination of interest expense and transaction fees on clearing services due to the disposal of our Kyte clearing business during March 2015.

Expenses

The following table sets forth the changes in expenses for the three months ended September 30, 2015 as compared to the same period in 2014 (dollars in thousands, except percentage data):

	For the Three Months Ended September 30,
	2015	%*	2014	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$106,551	64.8%	$122,720	67.8%	$(16,169)	(13.2)%
Communications and market data	10,445	6.3	13,335	7.3	(2,890)	(21.7)
Travel and promotion	6,156	3.7	7,184	4.0	(1,028)	(14.3)
Rent and occupancy	6,545	4.0	7,835	4.3	(1,290)	(16.5)
Depreciation and amortization	7,200	4.4	8,480	4.7	(1,280)	(15.1)
Professional fees	3,246	2.0	13,650	7.5	(10,404)	(76.2)
Interest on borrowings	7,066	4.3	8,466	4.7	(1,400)	(16.5)
Other expenses	5,942	3.6	6,825	3.8	(883)	(12.9)
Total other expenses	$153,151	93.1%	$188,495	104.1%	$(35,344)	(18.8)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

Compensation and Employee Benefits

•                  The decrease in compensation and employee benefits expense of $16.2 million for the three months ended September 30, 2015, was predominantly attributable to (i) lower salary expense largely due to reduced employee headcount and the disposal of our Kyte subsidiaries and (ii) lower broker performance bonus expense resulting from lower brokerage revenues.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, decreased to 64.8% for the three months ended September 30, 2015 compared to 67.8% for the same period in 2014.

•                  Performance bonus expense represented 35.9% and 33.7% of total compensation and employee benefits expense for the three months ended September 30, 2015 and 2014, respectively. This percentage increase was largely driven by the decreased compensation costs associated with salary expense, as a result of a reduction in employee headcount. A portion of our bonus expense is subject to contractual guarantees that may require us to make bonus payments to brokers regardless of their performance in any particular period. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 6.2% and 5.8% of total compensation and employee benefits expense for the three months ended September 30, 2015 and 2014.

All Other Expenses

•                  The decrease in professional fees of $10.4 million was primarily attributable to services provided to the Company related to the then-pending CME Merger during the third quarter of 2014.

•                  The decrease in communications and market data expense of $2.9 million was mainly associated with lower expenditures on price quotation systems, due, in part, to lower broker headcount.

•                  The decrease in interest on borrowings of $1.4 million was largely due to lower interest expense on our 8.375% Senior Notes as a result of  the effect of  upgrades to the Company’s credit rating by the rating agencies during April and July 2015. See Note 8 of the Condensed Consolidated Financial Statements for further information.

•                  The decrease in rent and occupancy expense of $1.3 million was due to a combination of individually small items, including a decrease in rental obligations due to the disposal of the Kyte subsidiaries.

•                  The decrease in depreciation and amortization expense of $1.3 million in the second quarter of 2015 was largely due to lower intangible amortization expense as a result of the disposal of the Kyte clearing business.

•                  The decrease in travel and promotion expense of $1.0 million was due, in large part, to the effect of cost savings initiatives.

Income Taxes

•                  We recorded a provision for income taxes of $0.4 million for the three months ended September 30, 2015, as compared to a benefit for income taxes of $56 thousand for the three months ended September 30, 2014.  The net increase in income tax expense during the third quarter of 2015 was largely due to an increase in pre-tax income during the three months ended September 30, 2015 compared with the same prior year period. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net Loss

GFI’s net loss was $10.5 million for the nine months ended September 30, 2015 compared to $101.5 million for the same period in 2014. We generated total revenues of $574.4 million for the nine months ended September 30, 2015 compared with $669.1 million for the same period in the prior year. The net decrease in total revenues reflected both lower clearing services revenues and lower brokerage revenues during the nine months ended September 30, 2015.

Total interest and transaction-based expenses decreased by $63.3 million for the nine months ended September 30, 2015 from the same period in 2014. The decrease was primarily due to a decline in transaction fees on clearing services as a result of the disposal of the Kyte clearing business during March 2015.

Total expenses, excluding interest and transaction-based expenses, were $558.2 million for the nine months ended September 30, 2015 compared with $700.7 million in the same prior year period.  The decrease was primarily related to aggregate non-cash goodwill impairment charges of $121.6 million recorded in the second quarter of 2014. However, there was also a significant decrease in many of our  other expense line items, particular compensation and employee benefits expense, as discussed in further detail below under the section “Expenses”. Partially offsetting these decreases was the CME Merger termination fee recorded during the first quarter of 2015.

We recorded a benefit from income taxes of $9.9 million for the nine months ended September 30, 2015 as compared to $30.2 million for the nine months ended September 30, 2014. The change was primarily due to the factors set forth below under the section “Income Taxes.”

Revenues

The following table sets forth the changes in revenues for the nine months ended September 30, 2015 as compared to the same period in 2014 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2015	%*	2014	%*	Increase (Decrease)	%**
Revenues
Brokerage revenues:
Fixed income	$104,219	19.4%	$136,747	24.0%	$(32,528)	(23.8)%
Equity	75,200	14.0	79,205	13.9	(4,005)	(5.1)
Financial	144,236	26.8	152,373	26.8	(8,137)	(5.3)
Commodity	122,498	22.8	114,175	20.0	8,323	7.3
Total brokerage revenues	446,153	82..9	482,500	84.7	(36,347)	(7.5)
Clearing services revenues	21,338	4.0	89,139	15.6	(67,801)	(76.1)
Other revenues	106,914	19.9	97,506	17.1	9,408	9.6
Total revenues	574,405	106.7	669,145	117.4	(94,740)	(14.2)
Total interest and transaction-based expenses	36,110	6.7	99,410	17.4	(63,300)	(63.7)
Revenues, net of interest and transaction-based expenses	$538,295	100.0%	$569,735	100.0%	$(31,440)	(5.5)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

Brokerage Revenues—We offer our brokerage services in four broad product categories: fixed income, equity, financial, and commodity. Below is a discussion of our brokerage revenues by product category for the nine months ended September 30, 2015 as compared to the same period in 2014.

•                  Broker productivity (defined as total brokerage revenues during the period divided by average monthly brokerage personnel headcount for the period) across all product categories for the nine months ended September 30, 2015 decreased less than 1%, as compared to the same prior year period.

•                  Fixed income product brokerage revenues decreased $32.3 million, or 23.8%, for the nine months ended September 30, 2015 compared to the same period in 2014.  Revenues from fixed income cash and derivative products decreased approximately 23.4% and 24.4%, respectively, year over year.  The decrease in our fixed income revenues was due, in part, to the continued low global interest rate environment, diminished trader risk appetite, and reduced brokerage personnel headcount in this product category. Our average monthly brokerage personnel headcount for fixed income products decreased by 27 to 255 employees for the nine months ended September 30, 2015.

•                  Equity product brokerage revenues decreased $4.0 million, or 5.1%, for the nine months ended September 30, 2015 compared with the same prior year period.  The decrease in revenues was largely attributable to reduced trading volumes for certain equity derivative products during the first six months of 2015 and reduced brokerage personnel headcount in this product category.  Our average monthly brokerage personnel headcount for equity products decreased by 22 to 143 employees for the nine months ended September 30, 2015.

•                  The decrease in financial product brokerage revenues of $8.1 million, or 5.3%, for the nine months ended September 30, 2015 compared with the same prior year period. Revenues in this product category were impacted by low volumes in certain emerging markets due to economic, political and regulatory concerns.  Financial product revenues were also impacted by reduced brokerage personnel headcount in this product category.  Our average monthly brokerage personnel headcount for financial products decreased by 23 to 332 employees for the nine months ended September 30, 2015.

•                  Commodity product brokerage revenues increased $8.3 million, or 7.3%, for the nine months ended September 30, 2015 compared to the same prior year period.  The increase was primarily attributable to an increase in our commodities brokerage revenues in both Europe and the U.S., including an increase in revenues derived from certain energy derivative products.  Our average monthly brokerage personnel headcount for commodity products decreased by 6 to 264 employees for the nine months ended September 30, 2015.

Clearing Services Revenue

•                  Clearing services revenues decreased by $67.8 million, or 76.1%, for the nine months ended September 30, 2015 compared to the same prior year period, due to the disposal of the Kyte clearing business during March 2015.

Other Revenues

•                  Other revenues were comprised of the following (dollars in thousands):

	For the Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	%*
Software, analytics and market data	$77,603	$77,455	$148	0.2%
Equity in net earnings of unconsolidated businesses	3,072	4,686	(1,614)	(34.4)
Remeasurement of foreign currency transactions and balances	96	(2,694)	2,790	(103.6)
Net realized and unrealized gains from foreign currency hedges	3,108	3,389	(281)	(8.3)
Interest income on short-term investments	4,446	421	4,025	956.1
Interest income from clearing services	297	1,679	(1,382)	(82.3)
Other	18,292	12,570	5,722	45.5
Total other revenues	$106,914	$97,506	$9,408	9.6%

*                             Denotes % change of dollar amount of revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2015

Other revenues increased by $9.4 million for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily due to an increase in Other, as a result of a legal settlement gain during the first quarter of 2015. The increase in Other revenues was also due to (i) an increase in Interest income on short-term loans and investments related to interest on loans to related parties recorded during 2015 and (ii) an increase in gains on the remeasurement of foreign currency transactions and balances.  Partially offsetting these increases was (i) a decrease in Equity in net earnings of unconsolidated businesses primarily as a result of the disposition of our interests in several of these businesses and (ii) a decrease in interest income from clearing services due to the disposal of the Kyte clearing business.

The organic growth of our Trayport subsidiary, whose software revenues are included in Software, analytics and market data, was more than offset by the adverse impact the strengthening of the U.S. Dollar against the British Pound during the first nine months of 2015 compared with the same prior year period had on its reported revenues.

Interest and Transaction-Based Expenses

•                  The decrease in total interest and transaction-based expenses of $63.3 million in the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to the disposal of the Kyte clearing business during March 2015.

Expenses

The following table sets forth the changes in expenses for the nine months ended September 30, 2015 as compared to the same period in 2014 (dollars in thousands, except percentage data):

	For the Nine Months Ended September 30,
	2015	%*	2014	%*	Increase (Decrease)	%**
Expenses
Compensation and employee benefits	$373,279	69.3%	$390,420	68.5%	$(17,141)	(4.4)%
Communications and market data	33,172	6.2	40,202	7.1	(7,030)	(17.5)
Travel and promotion	18,562	3.4	22,924	4.0	(4,362)	(19.0)
Rent and occupancy	20,284	3.8	23,811	4.2	(3,527)	(14.8)
Depreciation and amortization	21,329	4.0	25,873	4.5	(4,544)	(17.6)
Professional fees	25,131	4.7	29,928	5.3	(4,797)	(16.0)
Interest on borrowings	22,925	4.3	24,393	4.3	(1,468)	(6.0)
Impairment of goodwill	—	0.0	121,619	21.3	(121,619)	(100.0)
Merger termination fees	24,728	4.6	—	0.0	24,728	100.0
Other expenses	18,752	3.5	21,526	3.8	(2,774)	(12.9)
Total other expenses	$558,162	103.7%	$700,696	123.0%	$(142,534)	(20.3)%

*                                         Denotes % of revenues, net of interest and transaction-based expenses

**                                  Denotes % change of dollar amount of expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

Compensation and Employee Benefits

•                  Compensation and employee benefits expense decreased $17.1 million for the nine months ended September 30, 2015 as compared with the same prior year period. The decrease was predominantly due to (i) lower broker performance bonus expense resulting from lower brokerage revenues, (ii) lower salary expense on reduced employee headcount and (iii) a decrease in amortization expense on previously paid sign-on and retention bonuses. Partially offsetting these decreases were (i) $11.5 million of incremental compensation costs related to the modification of outstanding RSUs recording during the first quarter of 2015 (as discussed in Note 11 of the Condensed Consolidated Financial Statements) and (ii) an $10.7 million increase in severance and restructuring costs mostly as a result of the BGC acquisition.

•                  Total compensation and employee benefits as a percentage of revenues, net of interest and transaction-based expenses, increased to 69.3% for the nine months ended September 30, 2015 compared to 68.5% for the same period in 2014, though the increase was largely due to non-recurring charges, including incremental compensation costs related to the modification of outstanding RSUs and severance and restructuring costs related to the BGC acquisition.

•                  Performance bonus expense represented 38.2% and 35.7% of total compensation and employee benefits expense for the nine months ended September 30, 2015 and 2014, respectively.  This increase was primarily driven by the incremental compensation costs associated with the modification of our RSUs. Additionally, sign-on and retention bonus expense, which includes the amortization of cash sign-on and retention bonuses initially paid in prior periods, represented 5.4% and 6.1% of total compensation and employee benefits expense for the nine months ended September 30, 2015 and 2014, respectively.

All Other Expenses

•                  As discussed in Note 2 to the Condensed Consolidated Financial Statements, pursuant to the terms of the CME Merger Agreement, we were required to pay CME a termination fee of $24.7 million (including reimbursement to CME of $7.1 million of its merger related expenses) during the first quarter of 2015.

•                  The decrease in communications and market data expense of $7.0 million was primarily attributable to lower expenditures on price quotation systems, due, in part, to lower broker headcount.

•                  The decrease in professional fees of $4.8 million was primarily attributable to services provided to the Company related to the then-pending CME Merger during the nine months ended September 30, 2014.

•                  The decrease in depreciation and amortization expense of $4.5 million for the nine months ended September 30, 2015 was largely due to lower intangible amortization expense as a result of the disposal of the Kyte clearing business.

•                  The decrease in travel and promotion expense of $4.4 million was due, in large part, to the effect of cost savings initiatives.

•                  The decrease in rent and occupancy expense of $3.5 million was due to a combination of individually small items, including a decrease in rental obligations due to the disposal of the Kyte subsidiaries.

•                  The decrease in interest on borrowings of $1.5 million was largely due to lower interest expense on our 8.375% Senior Notes beginning in July 2015 as a result of the effect of upgrades to the Company’s credit rating by the rating agencies during April and July 2015. See Note 8 of the Condensed Consolidated Financial Statements for further information.

•                  During the second quarter of 2014, as a result of an interim impairment analysis we had conducted, we recorded non-cash, pre-tax charges of $121.6 million related to the impairment of goodwill in three of our reporting units: (i) $83.3 million recorded in Americas Brokerage, (ii) $14.8 million recorded in Europe, Middle East and Africa (“EMEA”) Brokerage and (iii) $23.5million recorded in our Clearing and Backed Trading.  We did not record any goodwill impairment charges during the nine months ended September 30, 2015.  See Note 6 of the Condensed Consolidated Financial Statements for further information.

Income Taxes

•                  We recorded a benefit from income taxes of $9.9 million for the nine months ended September 30, 2015, as compared to $30.2 million for the nine months ended September 30, 2014.  The benefit from income taxes for the nine months ended September 30, 2015 was primarily due to an allowable U.S. income tax deduction as a result of the merger termination fee paid to CME following the termination of the CME Merger Agreement in January 2015.  The benefit from income taxes for the nine months ended September 30, 2014 was primarily a result of a $29.2 million discrete tax benefit attributable to non-cash goodwill impairment charges recorded during the second quarter of 2014.  The net decrease in benefit from income taxes during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 was largely due to a decrease in pre-tax loss during the current year period. The effective tax rates for both periods were impacted by a geographical mix of pre-tax profits and losses.

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

Segment Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Three Months Ended September 30, 2015
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$48,437	$72,915	$14,961	$3,318	$29,629	$169,260
Revenues, net of interest and transaction-based expenses	45,771	70,657	14,886	2,908	30,316	164,538
Other expenses	33,554	47,816	10,225	389	61,167	153,151
Income (loss) before income taxes	12,217	22,841	4,661	2,519	(30,851)	11,387

	Three Months Ended September 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$55,443	$78,355	$19,472	$32,382	$24,649	$210,301
Revenues, net of interest and transaction-based expenses	52,875	76,170	19,377	7,097	25,460	180,979
Other expenses	37,289	51,721	13,699	9,003	76,783	188,495
Income (loss) before income taxes	15,586	24,449	5,678	(1,906)	(51,323)	(7,516)

Total Revenues

•                  Total revenues for the Americas, EMEA and Asia brokerages decreased $7.0 million, or 12.6%, $5.4 million, or 6.9%, and $4.5 million, or 23.2%, respectively, for the third quarter of 2015. Total revenues for our three brokerage segments in total decreased by $17.0 million, or 11.1%, to $136.3 million for the three months ended September 30, 2015. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014”.

•                  Total revenues for Clearing and Backed Trading decreased $29.1 million, or 89.8%, for the three months ended September 30, 2015. Due to the disposition of the Kyte clearing business during March 2015 we did not have any clearing services revenues during the third quarter of 2015. Revenues derived from our backed trading business also decreased for the three months ended September 30, 2015 compared with the same prior year period.

•                  Total revenues for All Other increased by $5.0 million, or 20.2%, for the three months ended September 30, 2015. This increase was largely due to an increase in Interest income on short-term loans and investments related to interest on loans to related parties recorded during the third quarter of 2015.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased to $5.0 million for the three months ended September 30, 2015, as compared to $4.8 million for the same period in 2014.

•                  Total interest and transaction-based fees for Clearing and Backed Trading decreased by $24.9 million to $0.4 million for the three months ended September 30, 2015 from $25.3 million for the prior year third quarter, primarily due to the disposal of the Kyte clearing business during March 2015.

Other Expenses

•                  Other expenses for Americas Brokerage, EMEA Brokerage and Asia Brokerage decreased $3.7 million, or 10.0%, $3.9 million, or 7.6%, and $3.5 million, or 25.4%, respectively, for the third quarter of 2015. The decrease in Other expenses for all three brokerage segments was partially due to a decrease in compensation and employee benefits expense. Total Other expenses for our three brokerage segments decreased by $11.1 million, or 10.8%, to $91.6 million for the three months ended September 30, 2015.

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

•                  Other expenses for Clearing and Backed Trading decreased $8.6 million, or 95.7% for the three months ended September 30, 2014. The decrease was primarily as a result of the disposal of the Kyte clearing business during March 2015.

•                  Other expenses for All Other decreased by $15.6 million, or 20.3% for the three months ended September 30, 2015. The decrease was primarily attributable to services provided to the Company related to the then-pending CME Merger during the third quarter of 2014, in addition to a decrease in compensation and employee benefits expense during the third quarter of 2015.

Segment Results for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following tables summarize our Total revenues, Revenues, net of interest and transaction-based expenses, Other expenses and Income (loss) before income taxes by segment (dollars in thousands):

	Nine Months Ended September 30, 2015
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$160,896	$229,725	$52,869	$33,934	$96,981	$574,405
Revenues, net of interest and transaction-based expenses	152,825	221,804	52,650	11,881	99,135	538,295
Other expenses	109,084	148,327	33,994	8,023	258,734	558,162
Income (loss) before income taxes	43,741	73,477	18,656	3,858	(159,599)	(19,867)

	Nine Months Ended September 30, 2014
	Americas Brokerage	EMEA Brokerage	Asia Brokerage	Clearing and Backed Trading	All Other	Total
Total revenues	$173,561	$248,913	$55,797	$112,154	$78,720	$669,145
Revenues, net of interest and transaction-based expenses	165,434	241,683	55,436	26,236	80,946	569,735
Other expenses	205,317	179,109	39,968	51,840	224,462	700,696
(Loss) income before income taxes	(39,883)	62,574	15,468	(25,604)	(143,516)	(130,961)

Total Revenues

•                  Total revenues for EMEA Brokerage, Americas Brokerage and Asia Brokerage decreased $19.2 million, or 7.7%, and $12.7 million, or 7.3%, and $2.9 million, or 5.2%, respectively, for the nine months ended September 30, 2015. Total revenues for our three brokerage segments in total decreased by $34.8 million, or 7.3%, to $443.5 million for the nine months ended September 30, 2015. The decrease in total revenues for our brokerage segments was primarily due to the factors described above under “Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014”.

•                  Total revenues for Clearing and Backed Trading decreased $78.2 million, or 69.7%, for the nine months ended September 30, 2015. The decrease was primarily due to the disposal of the Kyte clearing business in March 2015.

•                  Total revenues for All Other increased by $18.3 million, or 23.2%, for the nine months ended September 30, 2015. This increase was primarily due to (i) a legal settlement gain during the first quarter of 2015 and (ii) an increase in Interest income on short-term loans and investments related to interest on loans to related parties.

Total interest and transaction-based expenses

•                  Total interest and transaction-based fees for our three brokerage segments decreased to $16.2 million for the nine months ended September 30, 2015, as compared to $15.7 million for the same period in 2014.

•                  Total interest and transaction-based fees for Clearing and Backed Trading decreased by $63.8 million to $22.1 million for the nine months ended September 30, 2015 from $85.9 million for the same prior year period, primarily due to the disposal of the Kyte clearing business in March 2015.

Other Expenses

•                  Other expenses for Americas, EMEA and Asia Brokerages decreased $96.2 million, or 46.9%, $30.8 million, or 17.2%, and $6.0 million, or 14.9%, respectively, for the nine months ended September 30, 2015. The decrease for the Americas and EMEA brokerage segments was largely due to (i) non-cash impairment charges related to goodwill of $83.3 and $14.8 million, respectively, recorded during the second quarter of 2014.  In addition, the decrease for all three segments was due to a decrease in compensation and employee benefits expense resulting from (i) lower cash performance bonus expense on lower brokerage revenues and (ii) lower broker salary expense on reduced brokerage headcount.  Total Other expenses for our three brokerage segments decreased by $133.0 million, or 31.3%, to $291.4 million for the nine months ended September 30, 2015.

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

•                  Other expenses for Clearing and Backed Trading decreased $43.8 million for the nine months ended September 30, 2015. The decrease was primarily due to the disposal of the Kyte clearing business during March 2015.

•                  Other expenses for All Other increased by $34.3 million, or 15.3% for the nine months ended September 30, 2015. The increase was primarily attributable to (i) the $24.7 million merger termination fee which we were required to pay to CME upon the termination of the merger in January 2015 and (ii) $11.5 million of incremental compensation costs related to the modification of outstanding RSUs during the first quarter of 2015.

Quarterly Results of Operations

The following table sets forth, by quarter, our unaudited statement of operations data for the period from September 1, 2013 to September 30, 2015. Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(dollars in thousands)
Revenues
Agency commissions	$101,565	$104,240	$117,991	$111,194	$112,303	$109,692	$121,415	$103,278
Principal transactions	34,279	41,068	47,010	41,240	41,453	45,948	51,689	40,246
Total brokerage revenues	135,844	145,308	165,001	152,434	153,756	155,640	173,104	143,524
Clearing services revenues	—	—	21,338	26,359	26,373	28,602	34,164	28,911
Interest income from clearing services	—	—	297	550	579	572	528	570
Equity in net earnings of unconsolidated businesses	829	679	1,564	2,925	639	1,493	2,554	1,241
Software, analytics and market data	26,676	25,171	25,756	25,543	26,095	25,595	25,765	24,100
Other income, net	5,911	2,465	17,566	4,079	2,859	6,203	4,624	4,001
Total revenues	169,260	173,623	231,522	211,890	210,301	218,105	240,739	202,347
Interest and transaction-based expenses
Transaction fees on clearing services	—	—	20,495	24,102	24,786	26,936	32,640	27,213
Transaction fees on brokerage services	4,722	5,482	5,283	4,832	4,330	4,655	5,503	4,183
Interest expense from clearing services	—	—	128	261	206	185	169	180
Total interest and transaction-based expenses	4,722	5,482	25,906	29,186	29,322	31,776	38,312	31,576
Revenues, net of interest and transaction-based expenses	164,538	168,141	205,616	182,704	180,979	186,329	202,427	170,771
Expenses
Compensation and employee benefits	106,551	119,511	147,217	121,112	122,720	130,003	137,697	123,485
Communications and market data	10,445	10,685	12,042	12,620	13,335	13,520	13,347	12,798
Travel and promotion	6,156	6,023	6,383	8,341	7,184	7,961	7,779	7,555
Rent and occupancy	6,545	6,812	6,927	7,488	7,835	7,890	8,086	6,228
Depreciation and amortization	7,200	6,808	7,321	8,461	8,480	8,797	8,596	8,333
Professional fees	3,246	3,449	18,436	11,976	13,650	10,107	6,171	5,703
Interest on borrowings	7,066	7,991	7,868	7,905	8,466	8,143	7,784	7,822
Impairment of goodwill and long-lived assets	—	—	—	4,061	—	121,619	—	19,602
Merger termination fees	—	—	24,728	—	—	—	—	—
Other expenses	5,942	6,577	6,233	6,595	6,825	7,237	7,464	7,116
Total other expenses	153,151	167,856	237,155	188,559	188,495	315,277	196,924	198,642
Income (loss) before provision for (benefit from) income taxes	11,387	285	(31,539)	(5,855)	(7,516)	(128,948)	5,503	(27,871)
Provision for (benefit from) provision for income taxes	381	2,078	(12,392)	276	(56)	(31,277)	1,094	2,994
Net income (loss) before attribution to non-controlling stockholders	11,006	(1,793)	(19,147)	(6,131)	(7,460)	(97,671)	4,409	(30,865)
Less: Net (loss) income attributable to non-controlling interests	(183)	(14)	776	428	231	125	406	37
GFI’s net income (loss)	$11,189	$(1,779)	$(19,923)	$(6,559)	$(7,691)	$(97,796)	$4,003	$(30,902)

The following table sets forth our quarterly results of operations as a percentage of our Revenues, net of interest and transaction-based expenses, for the indicated periods:

	Quarter Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Revenues
Agency commissions	61.7%	62.0%	57.4%	60.9%	62.1%	58.9%	60.0%	60.5%
Principal transactions	20.9	24.4	22.9	22.6	22.9	24.7	25.5	23.6
Total brokerage revenues	82.6	86.4	80.3	83.5	85.0	83.6	85.5	84.1
Clearing services revenues	0.0	0.0	10.4	14.4	14.6	15.4	16.9	16.9
Interest income from clearing services	0.0	0.0	0.1	0.3	0.3	0.3	0.2	0.3
Equity in net earnings of unconsolidated businesses	0.5	0.4	0.8	1.6	0.3	0.8	1.3	0.7
Software, analytics and market data	16.2	15.0	12.5	14.0	14.4	13.7	12.7	14.1
Other income, net	3.6	1.5	8.5	2.2	1.6	3.3	2.3	2.4
Total revenues	102.9	103.3	112.6	116.0	116.2	117.1	118.9	118.5
Interest and transaction-based expenses
Transaction fees on clearing services	0.0	0.0	9.9	13.2	13.7	14.5	16.1	15.9
Transaction fees on brokerage services	2.9	3.3	2.6	2.6	2.4	2.5	2.7	2.5
Interest expense from clearing services	0.0	0.0	0.1	0.2	0.1	0.1	0.1	0.1
Total interest and transaction-based expenses	2.9	3.3	12.6	16.0	16.2	17.1	18.9	18.5
Revenues, net of interest and transaction based expenses	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Expenses
Compensation and employee benefits	64.8	71.1	71.6	66.3	67.8	69.8	68.0	72.3
Communications and market data	6.3	6.4	5.8	6.9	7.3	7.2	6.6	7.5
Travel and promotion	3.7	3.6	3.1	4.6	4.0	4.3	3.8	4.4
Rent and occupancy	4.0	4.0	3.4	4.1	4.3	4.2	4.0	3.6
Depreciation and amortization	4.4	4.0	3.6	4.6	4.7	4.7	4.3	4.9
Professional fees	2.0	2.0	9.0	6.6	7.5	5.4	3.1	3.3
Interest on borrowings	4.3	4.8	3.8	4.3	4.7	4.4	3.8	4.6
Merger termination fees	0.0	0.0	12.0	0.0	0.0	0.0	0.0	0.0
Impairment of goodwill and long-lived assets	0.0	0.0	0.0	2.2	0.0	65.3	0.0	11.5
Other expenses	3.6	3.9	3.0	3.6	3.8	3.9	3.7	4.2
Total other expenses	93.1%	99.8%	115.3%	103.2%	104.1%	169.2%	97.3%	116.3%
Income (loss) before provision for (benefit from) income taxes	6.9	0.2	(15.3)	(3.2)	(4.1)	(69.2)	2.7	(16.3)
Provision for (benefit from) income taxes	0.2	1.2	(6.0)	0.2	0.0	(16.8)	0.5	1.8
Net income (loss) before attribution to non-controlling stockholders	6.7	(1.1)	(9.3)	(3.4)	(4.1)	(52.4)	2.2	(18.1)
Less: Net (loss) income attributable to non-controlling interests	(0.1)	(0.0)	0.4	0.2	0.1	0.1	0.2	0.0
GFI’s net income (loss)	6.8%	(1.1)%	(9.7)%	(3.6)%	(4.2)%	(52.5)%	2.0%	(18.1)%

Liquidity and Capital Resources

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less. At September 30, 2015, we had $128.9 million of cash and cash equivalents compared to $183.4 million at December 31, 2014. Included in this amount are $66.1 million and $110.8 million of cash and cash equivalents held by subsidiaries outside of the United States at September 30, 2015 and December 31, 2014, respectively. Excluded from the preceding balance as of December 31, 2014 was $38.1 million of cash and cash equivalents classified within Assets held for sale on the Condensed Consolidated Statements of Financial Condition (See Note 4 to the Condensed Consolidated Financial Statements for further information). We have historically asserted the intent to indefinitely reinvest, with very limited exceptions, the unremitted profits of our foreign subsidiaries.  We continue to assert that our historic profits earned in foreign subsidiaries are indefinitely reinvested, however, management has concluded that profits earned in certain overseas subsidiaries commencing from January 1, 2013 will ultimately be repatriated to the United States. For profits earned during the nine months ended September 30, 2015 that are not permanently reinvested, the deferred tax liability for those earnings is zero due to the excess foreign tax credits that will be generated as a result of repatriation.

Included within Receivables from brokers, dealers and clearing organizations are cash, including deposits, held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, and spreads on matched principal transactions that have not yet been remitted from clearing organizations and exchanges. We estimate that cash held at clearing organizations, net of amounts owed to our clearing customers and net of clearing customer cash included within Cash and cash equivalents, was $35.0 million and $44.4 million as of September 30, 2015 and December 31, 2014, respectively.

The following table summarizes our cash position as of September 30, 2015 and December 31, 2014, respectively.

	September 30,	December 31,
	2015	2014
	(dollars in thousands)

Cash and cash equivalents	$128,866	$183,432
Cash held at clearing organizations, net of customer cash (1)	35,044	44,358
Cash included in Assets held for sale (2)	—	40,065
Total balance sheet cash	$163,930	$267,855

(1)         As the transaction to sell KGL was completed in March 2015 there was no balance due to our clearing customers or any clearing customer cash as of September 30, 2015.

(2)         As the transactions to sell KGL and KBL were completed in March 2015 and May 2015, respectively, there was no cash included in Assets held for sale as of September 30, 2015.

We believe that, based on current levels of operations, our cash from operations, together with our current cash holdings and available borrowings under  the cash loan facility with BGC (as discussed in Note 19 of the Condensed Consolidated Financial Statements), will be sufficient to fund our operations for at least the next twelve months. Poor financial results, unanticipated expenses or unanticipated acquisitions or strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that the financing will be on terms satisfactory to us and not dilutive to our then-current stockholders.

Sources and Uses of Cash

Net cash used in operating activities was $10.8 million for the nine months ended September 30, 2015 compared with net cash provided of $10.7 million for the nine months ended September 30, 2014, a net increase in cash used of $21.5 million. This decrease was largely due to an $18.6 million increase in working capital employed in the business for the nine months ended September 30, 2015. Such working capital changes include (i) accrued compensation, (ii) receivables from/payables to brokers, dealers, and clearing organizations, (iii) payables to clearing service customers, (iv) accounts receivable and (v) other assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2015 was $146.1 million compared with $4.5 million of net cash provided by investing activities for the nine months ended September 30, 2014, a net increase in cash used of $150.6 million. This increase in net cash used in investing activities was primarily due to (i) $134.3 million of loans provided to BGC during the nine months ended September 30, 2015 and (ii) a decrease in proceeds from the disposition of interests in unconsolidated businesses and available-for-sale securities, year over year.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $67.4 million compared to $22.4 million of cash used during the nine months ended September 30, 2014, an increase in cash provided of $89.8 million. This increase in net cash provided was primarily due an increase in net proceeds in short-term borrowings, and to a lesser extent, a decrease in cash dividends paid to shareholders during the first three quarters of 2015.

Regulatory Requirements

Our liquidity and available cash resources are, in part, restricted by the regulatory capital requirements of certain of our material operating subsidiaries, including GFI Securities LLC, GFI Swaps Exchange LLC, GFI Securities Limited, GFI Brokers Limited, GFI (HK) Securities LLC, GFI (HK) Brokers Ltd, GFI Group PTE Ltd and GFI Korea Money Brokerage Limited. These operating subsidiaries are subject to minimum capital requirements and/or licensing and financial requirements imposed by their respective market regulators. In addition, these subsidiaries may be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, that result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 17 to the Condensed Consolidated Financial Statements for further details on our regulatory requirements.

Short and Long Term Debt

Our outstanding debt at September 30, 2015 consisted of $240.0 million of our 8.375% Senior Notes and $75.0 million of borrowings under our Credit Agreement. The unused borrowing capacity under our Credit Agreement at September 30, 2015 and December 31, 2014 was $0 and $65.0 million, respectively. The 8.375% Senior Notes mature in July 2018. The Credit Agreement matures in December 2015. On September 25, 2015, we delivered notice to Bank of America N.A. of our intent to terminate and repay on October 2, 2015 the entire $75,000 outstanding under the Credit Agreement. The amounts due under the Credit Agreement were scheduled to mature on December 20, 2015.  See Note 8 to the Condensed Consolidated Financial Statements for further details on our debt.

The Credit Agreement contains certain financial and other covenants. The financial covenants contained in our Credit Agreement require that we maintain minimum consolidated capital, as defined, of no less than $375.0 million at any time.  The amendment to the Credit Agreement executed in July 2014 reduced the required minimum amount of consolidated capital by any goodwill or asset impairment charge in an aggregate amount not to exceed $160.0 million contained in our financial statements in any of the fiscal quarters ended June 30, 2014, September 30, 2014 or December 31, 2014.  In April 2015, GFI entered into a fourth amendment to the Credit Agreement, whereby the minimum consolidated capital the Company is required to maintain was adjusted to $215.0 million.

Failure to comply with this financial covenant would result in an event of default under our Credit Agreement unless waived by our lenders. An event of default under our Credit Agreement can result in the acceleration of our indebtedness under the facilities, which in turn would result in an event of default and possible acceleration of indebtedness under the agreements governing our debt securities as well. As of September 30, 2015, we were in full compliance with the financial covenant described above.

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

In July, 2015, GFI and BGC entered into a guarantee (the “Guarantee”) pursuant to which BGC has guaranteed the obligations of GFI under our 8.375% Senior Notes in the remaining aggregate principal amount of $240,000 and the indenture, dated as of July 19, 2011 (the “Indenture”), between GFI and The Bank of New York Mellon Trust Company, N.A., as Trustee. As discussed under the section “Credit Ratings”, the current interest rate on the 8.375% Senior Notes was reduced effective July 19, 2015 as a result of the ratings increases following the Guarantee. The Company and BGC will share any cost savings, including interest and other costs, resulting from the credit enhancement provided by BGC. GFI has agreed to indemnify BGC in the event that BGC or any of its affiliates is obligated to make payment under such Guarantee.

In July, 2015 GFI’s Audit Committee authorized GFI to enter into a short-term cash loan facility from BGC to GFI consistent with the cash loan facility approved by GFI’s Audit Committee in March 2015 with respect to loans from GFI to BGC.  The terms approved in March 2015 were dependent on whether GFI’s current revolving credit facility (with a current interest rate of LIBOR plus 3.25%) was currently drawn. At that time, the Audit Committee had authorized the management of GFI to enter into arrangements to loan its excess cash from time to time to BGC at an interest rate of .5% over the revolving credit line rate if the line was drawn and 1% below the revolving credit line rate if the line was not currently drawn. GFI’s Audit Committee granted the authority for BGC to lend to GFI on the same terms as GFI and that the loan balances could be netted against each other. As of September 30, 2015, there was $134.3 million of loans outstanding which had been issued by GFI to BGC and $3.5 million of loans outstanding which had been issued to GFI from BGC.  See Note 19 to the Condensed Consolidated Financial Statements for further information.

On September 25, 2015, we delivered notice to Bank of America N.A. of our intent to terminate and repay on October 2, 2015 the entire $75 million outstanding under the Credit Agreement. The amounts due under the Credit Agreement were scheduled to mature on December 20, 2015 and were repaid by GFI prior to the potential sale of our Trayport subsidiary. In order to repay the amount due under the Credit Agreement, on October 1, 2015, we agreed to borrow $75.0 million from BGC (the “BGC Loan”).  The BGC Loan bears interest at the rate of LIBOR plus 2%.

Credit Ratings

As of September 30, 2015, we maintained the following public long-term credit ratings:

Rating
Moody’s Investor Services	Ba3
Standard & Poor’s	BBB-
Fitch Ratings Inc.	BBB-

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

The April and July 2015 upgrades from the rating agencies lowered the interest rate on the Company’s 8.375% Senior Notes by an aggregate of 175 basis points to 8.625%, effective July 19, 2015. As a result, the penalty interest, previously at 200 basis points, was reduced to 25 basis points.

Dividends Paid

Prior to 2008, we retained all earnings for investment in our business. In February 2008, our Board of Directors approved a policy of paying quarterly dividends, subject to available cash flow from operations, other considerations and the determination of the amount by our Board of Directors. The payment of quarterly dividends was suspended by the Company’s Board during the third quarter of 2014, in conjunction with the then-pending Amended CME Merger Agreement.  Following the Company’s acquisition by BGC the payment of quarterly dividends continues to be suspended. Therefore, the Company did not pay a cash dividend during the nine months ended September 30, 2015. Cash dividends paid for the nine months ended September 30, 2014 were approximately $12.5 million.

Common Stock

We may purchase additional shares of our common stock on the open market from time to time in accordance with a stock repurchase program authorized by our Board of Directors. See Note 9 to our Condensed Consolidated Financial Statements for further discussion of stock repurchases.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Operating leases	$125,925	$9,922	$23,081	$22,926	$69,996
Short-term borrowings	75,000	75,000	—	—	—
Interest on Long-term debt (1)	62,100	20,700	41,400	—	—
Long-term debt	240,000	—	240,000	—	—
Purchase obligations (2)	19,354	14,518	4,836	—	—
Total	$522,379	$120,140	$309,317	$22,926	$69,996

(1)         The amounts listed under Interest on Long-term debt include a net increase to our applicable per annum interest on our 8.375% Senior Notes. The net increase is as a result of increases to our applicable per annum interest on our 8.375% Senior Notes effective as a result of downgrades to our credit rating by the credit agencies in 2012 and 2013 and subsequent decreases to our applicable per annum interest effective as a result of upgrades to our credit rating by the credit agencies during April and July of 2015. In the event that our credit ratings are subsequently increased or decreased, the applicable per annum interest could change and the amounts disclosed in this table would change; provided, however, the applicable per annum interest rate cannot increase by more than 200 basis points over the original interest rate, which is the maximum increase permitted under the indenture. See Note 8 to the Condensed Consolidated Financial Statements for further details.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2015 as defined in Item 303(A)(4)(ii) of SEC Regulation S-K.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quantitative and qualitative disclosures about market risk are described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A—Quantitative and Qualitative Disclosures about Market Risk” contained in the 2014 Form 10-K. Except as described below in this Form 10-Q, there have been no material changes to those market risks during the nine months ended September 30, 2015.

Foreign Currency Exposure Risk

We are exposed to risks associated with changes in foreign exchange rates related to our international operations. As foreign currency exchange rates change, the U.S. Dollar equivalent of revenues and expenses denominated in foreign currencies change. Our U.K. operations generate a large majority of their revenues in U.S. Dollars and Euros but pay a significant amount of their expenses in British Pounds. We enter into foreign exchange forward contracts (“Foreign Exchange Derivative Contracts”) to mitigate our exposure to foreign currency exchange rate fluctuations. At September 30, 2015 and December 31, 2014, we had no Foreign Exchange Derivative Contracts that were designated as foreign currency cash flow hedges. We do not use derivative contracts for speculative purposes.

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

While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our results of operations. If the Euro strengthened against the U.S. Dollar by 10% and the British Pound Sterling weakened by 10% against the U.S. Dollar, the net impact to our net income would be a reduction of approximately $1.2 million as of September 30, 2015.

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

The Company did not purchase any of its common stock during the quarterly period ended September 30, 2015.

ITEM 5.                OTHER INFORMATION

The information required by this item is set forth in the third paragraph of  Note 20 — “Subsequent Events”  to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 6.              EXHIBITS

Exhibits:

Exhibit No.	Description
10.1*	Letter Agreement dated August 24, 2015 between BGC Partners, Inc., BGC Partners, L.P., GFI Group Inc., Michael Gooch, Colin Heffron and Jersey Partners Inc.

10.2*	Promissory Note, dated October 1, 2015, from GFI Group Inc. to BGC Partner, Inc. in the aggregate principal amount of $75,000,000

10.3*

First Supplemental Indenture, dated as of November 4, 2015, among GFI Group Inc., BGC Partners, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2018

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

(*) Filed with this Quarterly Report on Form 10-Q and included in Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three months and nine months ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (v) the Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2015.

GFI GROUP INC.

By:	/s/ JAMES A. PEERS
Name:	James A. Peers
Title:	Chief Financial Officer
(principal financial and accounting officer)